Form 10-Q
period 1997-09-30
SL GREEN REALTY CORP
filed 1997-11-13
CIK 1040971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997

                                      or

          (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ____ to _____.

                         Commission File No. 1-13199

                            SL GREEN REALTY CORP.
            (Exact name of registrant as specified in its charter)

                  Maryland                                   13-3956775
        (State or other jurisdiction                      (I.R.S. Employer
      of incorporation or organization)                  Identification No.)

               70 West 36th Street, New York, New York 10018-8007 (Address of principal executive offices - zip code)

                                   (212) 594-2700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes    X    No ___.
                                                -

The number of shares outstanding of the registrant's common stock, $0.01 par value was 12,292,311 at November 7, 1997.

                                         SL GREEN REALTY CORP.

                                                 INDEX

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

SL Green Realty Corp.

                                                                                                                    PAGE
     Condensed Consolidated Balance Sheet as of September 30, 1997 (unaudited).....................................   3

     Condensed Consolidated Statement of Operations for the period August 21, 1997 (inception)
     to September 30, 1997 (unaudited).............................................................................   5

     Condensed Consolidated Statement of Cash Flows for the period August 21, 1997 (inception)
     to September 30, 1997 (unaudited).............................................................................   6

     Notes to Condensed Consolidated Financial Statements (unaudited)..............................................   8

SL Green Predecessor
     Condensed Combined Balance Sheet as of December 31, 1996......................................................   3

     Condensed Combined Statements of Operations for the periods January 1, 1997 to August 20, 1997,
     July 1, 1997 to August 20, 1997 and the nine months ended September 30, 1996 (unaudited)......................   5

     Condensed Combined Statement of Cash Flows for the period January 1, 1997 to August 20, 1997,
     and the nine months ended September 30, 1996 (unaudited)......................................................   6

     Notes to Condensed Combined Financial Statements (unaudited)..................................................   8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS................................................................................  12

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................................  20

Signatures.........................................................................................................  21


                            SL Green Realty Corp.
                                Balance Sheets
                                 (Unaudited)
                (Dollars in Thousands, except per share data)


                                                            SL Green                   SL Green
                                                          Realty Corp.               Predecessor
                                                         September 30,               December 31,
                                                              1997                       1996
                                                         --------------              ------------
                                                         (Consolidated)               (Combined)
ASSETS
Commercial real estate properties, at cost Land......         $39,958                   $4,465
Buildings and improvements...........................         215,818                   21,819
Property under capital lease.........................          12,208                      ---
                                                          -----------               ----------

                                                              267,984                   26,284
Less accumulated depreciation........................         (22,006)                  (5,721)
                                                          -----------               ----------

                                                              245,978                   20,563
Cash and cash equivalents............................          15,363                      476
Restricted cash......................................           2,902                    1,227
Receivables..........................................             675                      914
Related party receivables............................           1,341                    1,186
Deferred rents receivable net of provision for
     doubtful accounts of $124 in 1997...............          10,824                    1,265
Investment in service corporations...................           1,315                      ---
Investment in uncombined joint venture...............             ---                    1,730
Deferred costs, net..................................           4,016                    1,371
Other assets.........................................           7,538                    1,340
                                                          -----------               ----------

Total assets.........................................        $289,952                  $30,072
                                                          -----------               ----------


                           See accompanying notes.

                            SL Green Realty Corp.
                                Balance Sheets
                                 (Unaudited)
                (Dollars in Thousands, except per share data)


                                                              SL Green                   SL Green
                                                            Realty Corp.               Predecessor
                                                           September 30,               December 31,
                                                                1997                       1996
                                                           --------------              ------------
                                                           (Consolidated)               (Combined)
Liabilities and Stockholders' Equity (Owners'Deficit)
Mortgage notes payable.................................        $46,252                   $16,610
Accrued interest payable...............................            225                        90
Accounts payable and accrued expenses..................          2,689                     1,037
Accounts payable to related parties....................            487                     2,213
Excess of distributions and share of losses over
     investments in uncombined joint venture...........            ---                    17,300
Capitalized lease obligations..........................         14,431                       ---
Deferred land lease payable............................          8,188                       ---
Security deposits......................................          4,262                     1,227
                                                              --------                   -------
Total liabilities......................................         76,534                    38,477
                                                              --------                   -------
Commitments, contingencies and other matters...........
Minority interest......................................         34,444                       ---
                                                              --------                   -------

Stockholders' Equity
     Preferred stock, $.01 par value 25,000 shares
       Authorized, none outstanding....................
     Common stock, $.01 par value 100,000 shares
       authorized, 12,292 issued and outstanding.......            123                       ---
     Paid - in capital.................................        178,669                       ---
     Retained earnings.................................            182                       ---
                                                             ---------                  --------
Total stockholders'equity..............................        178,974                       ---
                                                             ---------                  --------
Owners' deficit........................................          ---                    (8,405)
                                                             ---------                  --------
Total liabilities and stockholders' equity (owners'
  deficit).............................................       $289,952                   $30,072
                                                             ---------                  --------

                           See accompanying notes.


                            SL Green Realty Corp.
                           Statements of Operations
                                 (Unaudited)
                (Dollars in Thousands, except per share data)


                                                                             SL Green Predecessor
                                                     ---------------------------------------------------------------

                                     SL Green
                                    Realty Corp.
                                    August 21 to     July 1 to      July 1 to       January 1 to      January 1 to
                                   September 30,     August 20,    September 30,     August 20,       September 30,
                                       1997             1997           1996              1997             1996
                                   --------------    ----------    -------------    ------------      -------------
                                   (Consolidated)
Revenues
Rental revenue . . . . . . . . .     $ 5,415         $  1,307        $ 1,498         $  4,107           $ 2,813
Escalation and reimbursement
   revenues  . . . . . . . . . .       1,043              336            462              792               747
Management revenues  . . . . . .         ---              302            564            1,268             1,627
Leasing commissions  . . . . . .         484              376            256            3,464             1,538
Construction revenues  . . . . .         ---               69             50               77                89
Investment income  . . . . . . .         207              ---            ---              ---               ---
Other income . . . . . . . . . .         ---              ---             33               16               147
                                     -------         --------        -------         --------           -------

Total revenues . . . . . . . . .       7,149            2,390          2,863            9,724             6,961
                                     -------         --------        -------         --------           -------
Share of loss from uncombined
   joint ventures:
   Operating loss  . . . . . . .        (130)            (206)          (169)            (770)             (986)
                                     -------         --------        -------         --------           -------

Expenses
Operating expenses . . . . . . .       1,190            1,084            970            2,709             2,200
Ground rent  . . . . . . . . . .         491               13            ---               13               ---
Interest . . . . . . . . . . . .         593              349            429            1,062               871
Depreciation and amortization  .         846              212            327              811               733
Real estate taxes  . . . . . . .       1,009              223            240              705               472
Marketing, general and
   administrative  . . . . . . .         437              354            651            2,189             2,680
                                     -------         --------        -------         --------           -------

Total expenses . . . . . . . . .       4,566            2,235          2,617            7,489             6,956
                                     -------         --------        -------         --------           -------
Income (loss) before minority
   interest and extraordinary
   items . . . . . . . . . . . .       2,453              (51)            77            1,465              (981)
Minority interest  . . . . . . .        (397)             ---            ---              ---               ---
Income (loss) before
   extraordinary item  . . . . .       2,056              (51)            77            1,465              (981)
Extraordinary items:
   Gain on the forgiveness of
   debt from uncombined joint
   ventures  . . . . . . . . . .         ---           22,087            ---           22,087               ---
   Loss on extinguishment of
   debt net of minority
   interest in the amount of
   $362  . . . . . . . . . . . .      (1,874)             ---            ---              ---               ---
                                     -------         --------        -------         --------           -------
Net income (loss)  . . . . . . .     $   182         $ 22,036        $    77         $ 23,552           $  (981)
                                     -------         --------        -------         --------           -------

Per share data:
Income per share before
   extraordinary item  . . . . .     $  0.17
Extraordinary item per share . .       (0.16)
                                     -------
Net income per share . . . . . .     $  0.01
                                     -------

Weighted average common
   shares and common share
   equivalents outstanding . . .      12,417
                                     -------

                           See accompanying notes.


                            SL Green Realty Corp.
                           Statements of Cash Flows
                                 (Unaudited)
                            (Dollars in Thousands)

                                                                         SL Green Predecessor
                                                               ----------------------------------------
                                               SL Green
                                              Realty Corp.
                                              August 21 to          January 1 to         January 1  to
                                              September 30,          August 20,          September 30,
                                                  1997                  1997                  1996
                                              --------------     ----------------------------------------
                                              (Consolidated)                    (Combined)
Operating Activities:
Net Income (loss)............................    $    182           $   23,552              $  (981)
                                                 ---------          ----------              -------
Adjustments:
   Depreciation and Amortization.............         846                  811                  733
   Equity in net loss (income) of investees..         130              (21,072)               1,253
   Deferred rents receivalbes................        (208)                (102)                (303)
   Extraordinary Items - Non-Cash Portion....         776                  ---                  ---
Changes in operating assets and liabilities:
   Restricted cash...........................         (29)                 ---                  ---
   Receivables...............................        (551)                (190)                (189)
   Related party receivables.................        (541)                (365)                (134)
   Deferred lease costs......................         (93)                (279)              (1,094)
   Other assets..............................      (2,549)                 579                 (366)
   Accounts payable and accrued expenses.....       2,689                  118                 (359)
   Accounts payable to related parties.......         487                 (201)                 782
   Accrued interest payable..................         225                  (23)                 133
   Deferred land lease payable...............           4                  ---                  199
   Security deposits.........................         ---                   77                 (567)
   Security deposits payable.................         ---                  (67)                 586
                                                 ---------          ----------              -------

           Net cash provided by (used in)
            operating activities.............       1,368                2,838                 (307)
                                                 ---------          ----------              -------

Investing Activities:
   Additions to land, buildings and
    improvements.............................    (146,330)              (7,411)             (14,822)
   Purchases of equipment, auto,
    furniture and fixtures...................         ---                  ---                 (208)
   Contributions to partnership
    investments..............................         ---                  (25)              (1,188)
   Distribution from partnership
    investments..............................         ---                1,877                  ---
                                                 ---------          ----------              -------

           Net cash used in investing
            activities.......................    (146,330)              (5,559)             (16,218)
                                                 ---------          ----------              -------

Financing Activities:
   Proceeds from mortgage notes
    payable..................................      14,000                7,000               15,000
   Payments of mortgage notes payable and
    loans....................................     (76,389)                (219)                (150)
   Cash distributions to owners..............         ---               (4,024)                (552)
   Cash contributions from owners............         ---                   25                2,273
   Deferred loan costs.......................        (775)
   Net proceed from sale of common stock.....     228,704                  ---                  ---
   Formation expenses........................      (5,215)                 ---                  ---
                                                 ---------          ----------              -------

           Net cash provided by financing
            activities.......................     160,325                2,782               16,571
                                                 ---------          ----------              -------

           Net increase (decrease) in cash
            and cash equivalents.............      15,363                   61                   46

   Cash and Cash equivalents at beginning of
    period...................................           0                  476                  620
                                                 ---------          ----------              -------
   Cash and cash equivalents at end of
    period...................................    $  15,363          $      537              $   666
                                                 ---------          ----------              -------

 Supplemental disclosure of cash flow
   information:

 Cash paid for interest:
   Net of Interest Capitalized                   $     368          $    1,085              $   738
                                                 ---------          ----------              -------

 Supplemental disclosure of non-cash
   investing and financing activities:

 Formation transaction activity:

 Assets Acquired

 Commercial real estate, net                     $  91,123
 Other assets                                    $  16,751

 Liabilities assumed

 Mortgage notes payable                          $  73,073
 Capitalized lease obligation                    $  14,431
 Deferred land lease                             $   8,184
 Security deposits payable                       $   4,262


                            SL Green Realty Corp.
             Notes To Condensed Consolidated Financial Statements
                                 (Unaudited)
                              September 30, 1997

1.  Organization and Basis of Presentation - SL Green Realty Corp.

Formation and Initial Public Offering

  SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green"). The Operating Partnership received a contribution of interest in the real estate properties as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

  The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.62 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through a public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of September 30, 1997, no shares of Excess Stock or Preferred Stock are issued and outstanding.

  Concurrently with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain Formation Transactions (the "Formation Transactions").

  The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI"), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions (See note 2).

  Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors hold, in the aggregate, a 16.2% limited partnership interest in the Operating Partnership.

Principles of Combination - SL Green Predecessor

  The SL Green Predecessor is not a legal entity but rather a combination of real estate properties and affiliated real estate management, construction and leasing entities under common control and management of Stephen L. Green; and interests owned and managed by Stephen L. Green in entities accounted for on the equity method (see below) that are organized as partnerships and a limited liability company. The entities included in this unaudited combined financial statement have been combined for only the periods that they were under common control and management. All significant intercompany transactions and balances have been eliminated in combination. Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the applicable agreements.

  The accompanying combined financial statements include partnerships and corporations which were under common control as follows:

                                                                           Stephen L. Green
                                                                           ----------------
             Entity                          Property/Service            Percentage Ownership        Ownership Type
             ------                          ----------------            --------------------        --------------
Office Property Entities:
   64-36 Realty Associates                70 West 36th Street                     95%(A)             General partner
   1414 Management Associates, LP         1414 Avenue of the Americas            100%                General partner
Service Corporations:
   S.L. Green Management, Corp.           Management and leasing                 100%                Sole shareholder
   S.L. Green Leasing, Inc.               Management                             100%                Sole shareholder
   Emerald City Construction Corp.        Construction                           100%                Sole shareholder


(A) The minority interest is not material.

  On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associated LLC ("Praedium"), which was funded by a loan from LBHI, which as of that date is included in the combined financial statements. Prior to that date, the purchase of the 10% ownership interest in Praedium was accounted for under the equity method.

  For the entities accounted for on the equity method, the SL Green Predecessor records its investments in partnerships and limited liability company at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

Condensed Statement of Operations for the Uncombined Joint Ventures is as follows:

                                                           (Unaudited)

                                                                              Period
                                                                       January 1 - August       Nine months ended
                                                                            20, 1997            September 30, 1996
                                                                       ------------------       ------------------
Condensed statements of operations
Rental revenue and escalations..........................                    $  13,552                $  13,480
                                                                            ---------                ---------
Interest................................................                        5,320                    5,620
Depreciation and amortization...........................                        2,510                    2,611
Operating and other expenses............................                        7,142                    6,996
                                                                            ---------                ---------
Total expenses..........................................                       14,972                   15,227
                                                                            ---------                ---------
Operating loss before outside partner's interest and
   Extraordinary item...................................                       (1,420)                  (1,747)
Elimination of inter-company management fees............                          240                      267
Extraordinary gain on forgiveness of debt...............                       33,419                     ----
Other partner share of income...........................                      (10,922)                     494
                                                                            ---------                ---------
Income (loss) allocated to the SL Green Predecessor.....                    $  21,317                $    (986)
                                                                            ---------                ---------

Basis of Presentation

  The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 1997 operating results for the combined periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's registration statement on Form S-11 dated August 14, 1997.

Management

  In order to maintain the Company's qualification as a REIT while realizing income from management leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company will not own 100% of the interest are conducted through the Service Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. All of the management  and  leasing  with  respect  to  the properties  contributed  and acquired by the Company is conducted through the Management LLC. The Operating Partnership owns 100% interest in the Management LLC. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

Partnership Agreement

  In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any federal income or excise tax at the Company level as a consequence of a sale of SL Green property.

2.  Property Acquisition

  On September 15, 1997, the Operating Partnership, acquired the land and building at 110 East 42nd Street for $30 million. The cash used by the Operating Partnership in the acquisition was from proceeds of an LBHI loan and the Offering.

3.  Temporary Loans

  The Operating Partnership received loans totaling approximately $69.5 million from LBHI. These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 1140 Avenue of the Americas and 110 East 42nd Street. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by Lehman to service the loans which interest rate is commensurate with that of the portfolio of US Treasury securities, which mature on January 15, 1998. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented net in the consolidated balance sheet at September 30, 1997. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings.

4.  Income Taxes

  No provision has been made for income taxes in the accompanying combined financial statements of SL Green Predecessor since such taxes, if any, are the responsibility of the individual partners.

5.  Net Income Per Common Share

  Net income per common share is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares represent options outstanding. To arrive at the fully diluted share value, the common stock equivalents resulted in increasing the number of shares outstanding by approximately 125,000 shares.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for fiscal years ending after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Management does not believe the adoption of Statement No. 128 will have a material impact on earnings per share.

6.  Commitments and Contingencies

  The Company and the Operating Partnership are not presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against them or their properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company and the Operating Partnership related to this litigation will not materially affect the financial position, operating results or liquidity of the Company and the Operating Partnership.

  The Operating Partnership became the contract vendee to acquire ownership of certain interests in the property known as 17 Battery North. The Company has a $3.6 million deposit associated with the expected acquisition of 17 Battery North.

7.  Related Party Transactions

  There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the parties amounted to $34,000 for the period August 21 to September 30, 1997. SL Green Predecessor's transactions with the parties amounted to $62,000 and $81,000 for the periods July 1 to August 20, 1997 and July 1 to September 30, 1996, respectively and $255,000 and $214,000 for the periods January 1 to August 20, 1997 and January 1 to September 30, 1996, respectively.

8.  Extraordinary Items

  Forgiveness  of  mortgage  debt   totaling  $22,087,000  (net  of  minority
interest  of  $11,332,000)  is   reflected  in  the  accompanying  SL   Green
Predecessor financial statements as an extraordinary gain.

  Prepayment penalties of $1,071,000 (net of minority interest of $207,000) and unamortized deferred charges of $803,000 (net of minority interest of $155,000) related to mortgages paid in connection with the Formation
Transactions were expensed and are reflected in the Company's financial statements as an extraordinary loss.

9.  Subsequent Event

  On November 5, 1997, the Board of Directors of the Company declared a $0.16 per share distribution to stockholders of record on November 17, 1997. The distribution, totaling $1.97 million, is payable on November 19, 1997.

ITEM II. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties, general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

  The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements and related notes thereto included in the Company's registration statement on Form S-11 dated August 14, 1997. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below, consequently, the comparison of the historical periods provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis.

Financial Condition

  Commercial real estate properties increased approximately $225 million from December 31, 1997 to September 30, 1996 as a result of the purchase of the remaining partnership interests in the uncombined joint ventures that were previously accounted for under the equity method and the acquisition of four buildings one of which was acquired subsequent to the Formation
Transactions.    The  acquisitions  were  funded from  the  proceeds  of  the
Offering.

  Cash increased $14.9 million from December 31, 1996 to September 30, 1997. The increase represents the remaining proceeds from the Offering after the funding of the Formation Transactions. As a result of the purchase of the remaining partnership interests in the uncombined joint ventures, deferred rent receivable, capital lease obligations and deferred land lease payable increased $9.7 million, $14.4 million and $8.2 million respectively from December 31, 1996 to September 30, 1997.

Results of Operations

  Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996. For discussion purposes, the results of operations from the nine months ended September 30, 1997 combined the operating results of SL Green Predecessor for the period January 1, 1997 to August 20, 1997 and the operating results of the Company for the period August 21, 1997 to September 30, 1997. The results of operations for the nine months ended September 30, 1996 represent solely the operating results of the SL Green Predecessor.

  Rent revenue and escalation and reimbursement revenue increased $6.7 million and $1.1 million, respectively, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increases are primarily attributable to the Formation Transactions. In connection with the Formation Transactions, three buildings previously accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to September 30, 1997. In addition, the results of operations of three of the acquisition buildings and the results of 110 East 42nd Street for the period September 15, 1997 to September 30, 1997 are included in the consolidated financial statements for the period August 21, 1997 to September 30, 1997.

  Leasing commission increased $2.4 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to strong leasing activity in the current market.

  Equity in net income of uncombined joint ventures totaled $21.1 million for the nine months ended September 30, 1997 compared to a loss of $1.0 million for the nine months ended September 30, 1996 due to the extraordinary income recorded by the uncombined joint ventures as a result of the forgiveness of mortgage debt in the amount of $22.1 million.

  Expenses increased $5.1 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to the Formation Transactions and the acquisition of 110 East 42nd Street as discussed above.

  Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996. For discussion purposes, the results of operations from the three months ended September 30, 1997 combined the operating results of SL Green Predecessor for the period July 1, 1997 to August 20, 1997 and the operating results of the Company for the period August 21, 1997 to September 30, 1997. The results of operations for the three months ended September 30, 1996 represent solely the operating results of the SL Green Predecessor.

  Rent revenue and escalation and reimbursement revenue increased $5.2 million and $0.9 million, respectively, for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increases are primarily attributable to the Formation Transactions. In connection with the Formation Transactions, three buildings previously accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to September 30, 1997. In addition, the results of operations of three of the acquisition buildings are included in the financial statements for the period August 21, 1997 to September 30, 1997 and the results of 110 East 42nd Street for the period September 15, 1997 to September 30, 1997 are included in the consolidated financial statements of SL Green Realty Corp. and not in the corresponding 1996 results of SL Green Predecessor.

  Leasing commission increased $0.6 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to strong leasing activity in the current market.

  Equity in net income of investees totaled $21.8 million for the three months ended September 30, 1997 compared to a loss of $0.2 million for the three months ended September 30, 1996 due to the extraordinary income recorded by the uncombined joint ventures as a result of forgiveness of mortgage debt in the amount of $22.1 million.

  Expenses increased $4.2 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to the Formation Transactions and the acquisition of 110 East 42nd Street as discussed above.

Pro Forma Results of Operations

  Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996. The Pro forma statements of operations for the nine months ended September 30, 1997 and 1996, respectively, are presented as if the Offering and the Formation Transactions occurred on January 1, 1996 and the effect thereof was carried forward through September 30, 1997.

  The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Offering at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statement on Form S-11 dated August 14, 1997 and the consolidated financial statements of SL Green Realty Corp. included elsewhere herein.


Nine months ended September 30, 1997 compared  to nine months ended September 30, 1996
                            (in thousands except percentage data)

                                                          Nine Months Ended
                                                            September 30,                 Dollar             Percent
                                                             (Unaudited)                  Change             Change
                                                       -----------------------            ------             -------
                                                         1997           1996
Revenue
-------
Rental revenue............................           $  34,855       $  33,024           $  1,831               5.5%
Escalations & reimbursement revenues......               4,338           5,048               (710)            (14.1)
Leasing commissions.......................               2,251           1,026              1,225             119.4
Investment income.........................                 207             207                  0               0.0
Other income..............................               1,676             170              1,506             885.9
                                                     ---------       ---------           --------             ------
                 Total revenues...........              43,327          39,475              3,852               9.8
                                                     ---------       ---------           --------             ------

Share of net income (loss) of service
 corporations.............................                 139            (773)               912             -----
                                                     ---------       ---------           --------             ------

Expenses
--------
Operating expenses........................               8,838           9,032               (194)             (2.1)
Ground rent...............................               3,228           3,228                  0               0.0
Interest..................................               3,967           4,078               (111)             (2.7)
Depreciation and amortization.............               5,444           5,239                205               3.9
Real estate taxes.........................               6,169           5,982                187               3.1
Marketing, general and administrative.....               2,066           1,932                134               6.9
                                                     ---------       ---------           --------             ------
                 Total expenses...........              29,712          29,491                221                .7
                                                     ---------       ---------           --------             ------

                 Net income...............           $  13,754       $   9,211           $  4,543              49.3%
                                                     ---------       ---------           --------             ------

  Rental revenue increased approximately $1,831,000 or 5.5% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Rental revenue increased $1,532,000 in 1997 compared to 1996 due to 1414 Avenue of the Americas (the "1996 Acquisition") acquired in mid 1996 being included for the full nine months ended September 30, 1997, and $237,000 as a result of the 110 East 42nd Street acquisition (the "1997 Acquisition") in September of 1997. Rental revenue from properties owned for the same periods in 1996 and 1997 increased approximately $63,000 for the nine months ended September 30, 1997 compared to the prior year, primarily representing the impact of frictional vacancies associated with the retenanting or reletting downtime of office space between comparative periods and overall increased tenant occupancy.

  Tenant reimbursements decreased $710,000 or 14.1% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Tenant reimbursements from the properties included for all of 1996 and 1997 decreased approximately $817,000 during the period as a result of reduced real estate tax escalations ($266,000) due to decreased assessed values and changes in tenants base years due to retenanting and renewals for the properties. The remaining decrease represents reduced porter wage escalations revenue as a result of retenanting and tenant renewals which results in changes in tenant base years and a loss of reimbursement revenue from expiring leases. The decrease in reimbursements was off set by an increase of approximately $107,000 of reimbursement revenue for the full nine months of 1997 provided by the 1996 Acquisition.

  Leasing commission income increased $1,225,000 or 119.4% for the nine months ended September 30, 1997 over the prior years due to a large tenant rep assignment being completed in 1997 and strong leasing activity in the current market.

  Investment income in the amount of $207,000 for the nine months ended September 30, 1997 was due to temporary investment of proceeds from the Offering, and is reported as the same amount for the nine months ended September 30, 1996 on a pro forma basis.

  Other income increased approximately $1,506,000 or 885.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due primarily to a lease buyout by a tenant in one of the acquisition properties.

  Operating expenses decreased approximately $194,000 or 2.1%. For the nine months ended September 30, 1997, total operating expenses were approximately $8,838,000, or 22.5% of revenues from rental operations, compared with total operating expenses of approximately $9,032,000 or 23.7% in the prior year. Property expenses from the properties included for all of 1996 and 1997 decreased approximately $721,000 for the nine months ended September 30, 1997 compared to the prior year. This decrease in total property expenses resulted from a decrease in third party management fees for one of the acquisition properties, overall decreases in utilities due primarily to the weather, reductions in payroll and cleaning costs due to an overall reduction in department hours worked and decreased repairs and maintenance due to work performed in 1996 and not recurring in 1997. The decrease in total operating expenses was partially offset by increases associated with the 1996 Acquisition of approximately $443,000, reflecting a full nine months of the property's expenses and property expenses from the 1997 Acquisition of approximately $84,000.

  Interest expense decreased by approximately $111,000 or 2.7% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily as a result of the decrease in mortgage loans payable due to amortization of principal.

  Depreciation and amortization increased approximately $205,000 or 3.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was due primarily to the 1996 Acquisition, additions for building and tenant improvements and the amortization of financing costs associated with the LBHI loan in 1997.

  Real estate taxes increased approximately $187,000 or 3.1% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The 1996 Acquisition accounted for approximately $284,000 of the increase over 1996 and the 1997 Acquisition accounted for approximately $83,000 of the increase. The increases were offset by a net decrease of approximately $180,000 for buildings included for all of 1996 and 1997 due to management's efforts to obtain reductions in assessed values.

  Marketing general and administrative expense increased approximately $134,000 or 6.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was due primarily to increases in staff in the service corporations due to public company requirements and the acquisition of properties.

  Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996.

  The pro forma statement of operations for the three months ended September 30, 1997 and 1996 are presented as if the completion of the Offering and the Formation Transactions occurred on January 1, 1996 and the effect thereof was carried forward through September 30, 1997.

  The pro forma financial statements do not purport to represent what the Company's financial position or results of operations would have been assuming the completion of the Formation Transactions and the Offering on such date or at the beginning of the period indicated, nor do they purport to project the Company's financial position or results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statement on Form S-11 dated August 14, 1997 and the consolidated financial statements of SL Green Realty Corp. included elsewhere herein.


 Three months ended September 30, 1997 compared to three months  ended September 30, 1996
                           (in thousands except percentage data)

                                                         Three Months Ended                Dollar             Percent
                                                            September 30,                  Change             Change
                                                  --------------------------------         ------             -------
                                                      1997             1996
Revenue
Rental revenue.............................        $  11,837        $   11,271            $   566               5.0%
Escalations & reimbursement revenues.......            1,864             1,873                 (9)             (0.50)
Leasing commissions........................              726               397                329              82.9
Investment income..........................              207               207                 --                --
Other income...............................              139               101                 38              37.6
                                                   ---------        ----------            -------             ------
                 Total revenues............           14,773            13,849                924               6.7
                                                   ---------        ----------            -------             ------

Share of net income (loss) of investees....             (243)             (521)               278              53.4
                                                   ---------        ----------            -------             ------

Expenses
Operating expenses.........................            3,127             3,063                 64               2.1
Ground rent................................            1,076             1,076                  0               0.0
Interest...................................            1,322             1,353                (31)             (2.3)
Depreciation and amortization..............            1,814             1,791                 23               1.3
Real estate taxes..........................            2,091             1,928                163               8.5
Marketing, general and administrative......              671               677                 (6)              (.9)
                                                   ---------        ----------            -------             ------
                 Total expenses............           10,101             9,888                213               2.2
                                                   ---------        ----------            -------             ------

                 Net income................        $   4,429        $    3,440            $   989              28.8%
                                                   ---------        ----------              -------            ------


  Rental revenue increased approximately $566,000 or 5.0% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase in rental revenue attributable to the 1997 Acquisition was $237,000, while revenue from the other properties included for all of the 1996 and 1997 third quarters increased approximately $329,000, primarily due to increased occupancy.

  Leasing commission income increased approximately $329,000 or 82.9% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase reflects continued strong leasing activity in the market.

  Investment income in the amount of $207,000 for the three months ended September 30, 1997 was due to temporary investment of proceeds from the Offering, and is reported as the same amount for the three months ended September 30, 1996 on a pro forma basis.

  Other income increased approximately $38,000 or 37.6% for the three months ended September 30, 1997 compared to the quarter ended September 30, 1996. Other income is primarily generated by the three acquisition properties and includes tenant lease buy outs and various other non recurring tenant charges. Due to the erratic nature of this type of income it is not consistent from quarter to quarter.

  Operating expenses increased approximately $64,000 or 2.1% primarily as a result of the 1997 Acquisition ($84,000).

  Interest expense decreased by approximately $31,000 or 2.3% for the quarter ended September 30, 1997 compared to the three months ended September 30, 1996, primarily as a result of the decrease in mortgage loans payable due to amortization of principal.

  Depreciation and amortization increased approximately $23,000 or 1.3% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase in depreciation was due to the amortization of financing costs associated with the LBHI loan received in 1997.

  Real estate taxes increased approximately $163,000 or 8.5% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The 1997 Acquisition accounted for approximately $83,000 of the increase. Two of the acquisition properties had increases totaling approximately $39,000 for the nine months ended September 30, 1997 which impacted the third quarter due to the New York City tax year commencing July 1, 1997. In addition, properties with overall tax decreases due to reductions in assessed value reflected larger decreases in the third quarter 1996 than in the third quarter 1997 due to the New York City fiscal year.

Liquidity and Capital Resources

  The SL Green Predecessor historically relied on fixed and floating rate mortgage financing plus the use of its capital for the acquisition, redevelopment and renovation of the Company's properties. The proceeds from the Offering as well as the new mortgage loan in the amount of $14 million, which is secured by 50 West 23rd Street, were utilized to repay existing mortgage loans, acquire properties, pay Offering and Formation Transaction expenses and provide working capital. Total outstanding mortgage loans amounted to $46.3 million as a result of the Formation Transactions. All mortgage loans encumbering the Company's properties have fixed interest rates ranging from 7.47% to 9.0%. Subsequent to the Formation Transactions the mortgage loans represent approximately 11.03% of the Company's market capitalization based on an estimated total market capitalization (debt and equity, assuming conversion of all operating partnership units) of $426.7 million at September 30, 1997 (based on a common stock price of $25.875 per share, the closing price of the Company's common stock on the New York Stock Exchange on September 30, 1997). The Company's principal debt maturities are scheduled to be $433,000 and $1,958,000 for the three months ending December 31, 1997 and the twelve months ending December 31, 1998, respectively.

  The Operating Partnership has received loans totaling approximately $69.5 million from Lehman Brothers Holdings, Inc. ("LBHI"). These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 1140 Avenue of the Americas and 110 East 42nd Street. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI. Interest on the cash collateral is applied by Lehman to
service  the  loans,  which  mature  on  January  15, 1998.    The  Operating
Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented net for the condensed consolidated balance sheet. These loans, except for an $132,000 origination fee, have no cost to the Company. The purpose of the loans is to maintain certain mortgage escrow tax credits which may be utilized on future acquisitions which require debt financing that require a mortgage interest to qualify a lender.

  The Company is currently negotiating with Lehman the terms of a credit facility (the "Credit Facility"), which the Company expects to be placed shortly, although there is no assurance that the Credit Facility will be obtained. The Company expects to utilize the Credit Facility to facilitate acquisitions and fund associated tenant improvements and leasing commissions and other working capital needs.

  The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

  The Company estimates that for the 12 months ending September 30, 1998, it will incur approximately $5.11 million of capital expenditures on properties currently owned. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility (once obtained), from additional borrowings secured by the target property and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

Cash Flows

  Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996

  Net cash provided by (used in) operating activities increased $4,513 to $4,206 from $(307) for the nine months ended September 30, 1997 compared to
the nine months ended September 30, 1996.   The increase was due primarily
to the net income  generated  by  the  1996  Acquisition, increased  income
from  other properties and  an increase in leasing commission   income.  Net
cash used in investing activities increased $135,671 to $151,889 from $16,218 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was due primarily to the purchase of certain properties in connection with the Offering and the purchase of the 1997 Acquisition, partially offset by a net contribution from partnership investments of $1,852 in 1997 compared to a net distribution to partnership investments of $1,188 in 1996. Net cash provided by financing activities increased  $146,536  to $163,107  from  $16,571  for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase was due primarily to net proceeds received from the Offering ($228,704) and increased proceeds from loans ($6,000) in 1997 compared to 1996, off-set by increased payments on mortgages and loans ($76,458) in 1997 compared to 1996, 1997 formation
expenses   $(5,215)  and net distributions to owners increased $5,720 in
1997 compared to 1996.

Funds from Operations

  The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

  On  a  pro forma  basis after  giving effect  to the  Offering,  Funds from
Operations  for   the  nine  months   ended  September  30,  1997   and  1996
respectively, are as follows:

                                                                                Pro Forma
                                                              -----------------------------------------
                                                                  1997                         1996
                                                              ------------                 ------------
Net income before minority interest and
   extraordinary item................................          $  13,754                    $   9,211
Add:
Depreciation and amortization........................              5,444                        5,239
Amortization of deferred financing costs and
   Depreciation of non-real estate assets............               (136)                        (117)
                                                               ----------                   ----------
FFO..................................................          $  19,062                    $  14,333
                                                               ----------                   ----------


Inflation

  Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed escalations. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases described above.

Recently Issued Accounting Pronouncements

  Financial Accounting Standards Board Statement No. 128 ("FAS No. 128") "Earnings Per Share" is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company intends to adopt the requirements of this pronouncement in its financial statements for the year ended December 31, 1997. FAS No. 128 specifies the computation, presentation and disclosure requirements for net income per share.

  Financial Accounting Standards Board Statement No. 131 ("FAS No. 131") "Disclosure about segments of an Enterprise and Related Information" is effective for financial statements issued for periods beginning after December 15, 1997. FAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

  The Company does not believe that the implementation of FAS No. 128 or FAS No. 131 will have a material impact on its financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:



EXHIBIT
-------
  NO.                                 DESCRIPTION                                      PAGE
  ---                                 -----------                                      ----
  10.1       Loan Agreement documentation between the Company and LBHI
  27.1       Financial Data Schedule


(b)  Reports on Form 8-K:

  1.  Form 8-K dated September 15, 1997, Item 2.
  2.  Form 8-K/A dated September 15, 1997, Item 7.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SL GREEN REALTY CORP.





                                              By:   /s/  David J. Nettina
                                                 ------------------------
                                              David J. Nettina
                                              Executive Vice President, Chief
                                              Operating Officer and Chief
                                              Financial Officer

Date:  November 13, 1997