Form 10-Q/A
period 1997-09-30
SL GREEN REALTY CORP
filed 1997-11-14
CIK 1040971

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q/A  No. 1

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



Item 1. This 10-Q/A is filed to amend certain information contained in note 9 of the Notes to Condensed Consolidated Financial Statements of SL Green Realty Corp.


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

9.  Subsequent Event

  On November 5, 1997, the Board of Directors of the Company declared a $0.16 per share distribution to stockholders of record on November 17, 1997. The distribution, together with the distribution with respect to the outstanding units of partnership interest in the Operating Partnership, totals $2.35 million and is payable on November 19, 1997.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     None

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

Date:  November 14, 1997