Form 10-K405
period 1997-12-31
SL GREEN REALTY CORP
filed 1998-03-31
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____.

                           Commission File No. 1-13199

                              SL GREEN REALTY CORP.
             (Exact name of registrant as specified in its charter)

                Maryland                              13-3956755
      State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification No.)

               70 West 36th Street, New York, New York 10018-8007
              (Address of principal executive offices - zip code)

                                 (212) 594-2700
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

           Title of Each Class         Name of Each Exchange on Which Registered
       Common Stock $.01 par value             New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 26, 1998, there were 12,292,311 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (11,700,601 shares) at March 2, 1998, was approximately $292,515,025. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 28, 1998 are incorporated by reference into Part III.

                              SL GREEN REALTY CORP.

                             FORM 10-K REPORT INDEX

10-K PART AND ITEM NO.                                                      PAGE
----------------------                                                      ----

PART I

1. BUSINESS .................................................................  4
2. PROPERTIES ............................................................... 11
3. LEGAL PROCEEDINGS ........................................................ 13
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 14

PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 15
6. SELECTED FINANCIAL DATA .................................................. 15
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS ............................................................ 19
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................. 26
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE ..................................................... 75

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................... 75
11. EXECUTIVE COMPENSATION .................................................. 75
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......... 75
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................... 75

PART IV

14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K ... 75

The "Company" means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries (including SL Green Operating Partnership, L.P.), and the predecessors thereof or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and (ii) "SL Green" means SL Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

      INFORMATION CONTAINED IN THIS FINANCIAL REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" RELATING TO, WITHOUT LIMITATION, FUTURE ECONOMIC PERFORMANCE, PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS AND PROJECTIONS OF REVENUE AND OTHER FINANCIAL ITEMS, WHICH CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "FACTORS THAT MAY INFLUENCE RESULTS AND ACCURACY OF FORWARD LOOKING STATEMENTS" AND ELSEWHERE IDENTIFY IMPORTANT FACTORS WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS, INCLUDING CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENTS.

PART I
                                ITEM 1. BUSINESS

GENERAL

      The Company is a fully-integrated, self administered and self-managed Real Estate Investment Trust ("REIT") and was formed in June 1997 for the purpose of continuing the commercial real estate business of SL Green. For more than 18 years, SL Green has been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan. As of December 31, 1997, the Company owned interests in 12 Class B commercial properties encompassing approximately 3.3 million rentable square feet located primarily in midtown Manhattan (the "Properties"). As of December 31, 1997, the weighted average occupancy of the Properties was 94%. In addition, the Company continues to manage 12 office properties owned by third-parties and affiliated companies encompassing approximately 3.1 million rentable square feet.

      SL Green was founded in 1980 by Stephen L. Green, its Chairman, President and Chief Executive Officer. Since that time, SL Green became a full service, fully integrated real estate company. Prior to the Company's Initial Public Offering (the "Offering" or "IPO") in August 1997, SL Green had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

      There are numerous office properties that compete with the Company in attracting tenants and numerous companies that compete in selecting properties for acquisition.

      The Company's corporate offices are located in midtown Manhattan. The Company's corporate staff consists of 64 persons, including 40 professionals experienced in all aspects of commercial real estate. The Company's Corporate offices are located at 70 West 36th Street, New York, New York 10018. The Company can be contacted at (212) 594-2700 or by email at slgrealty@aol.com.

      The Company's primary business objective is to maximize total return to shareholders through growth in distributable cash flow and appreciation in the value of its assets. The Company plans to achieve this objective by capitalizing on the external and internal growth opportunities described below and continuing the operating strategies historically practiced by SL Green.

Formation and Initial Public Offering

      In connection with the Company's IPO the Operating Partnership received a contribution of interests in the real estate properties as well as 95% of the economic non-voting interest in the management, leasing and construction companies (the "Service Corporations"). The Company is organized so as to qualify and will elect to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT.

      The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through the Offering. Concurrent with the consummation of the Offering, the Company issued 38,094 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of December 31, 1997, no shares of Excess Stock or Preferred Stock are issued and outstanding.

      Concurrent with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain Formation Transactions (the "Formation Transactions").

      The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which included $20 million to repay a loan that was made to a ________________ owned by Stephen L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions.

      Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors and management hold, in the aggregate, 2,383,284 in operating units or a 16.2% limited partnership interest in the Operating Partnership. Management owns 591,710 shares (4.8%) in common stock, or 2,732,494 in Operating Partnership units and common stock constituting 18.6% of the consolidated Company. The Company's management and continuing investors own 2,974,994 units and common stock or 20.2% of the common equity. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

MANHATTAN OFFICE MARKET BACKGROUND

      The term "Class B" is generally used in the Manhattan office market to describe office properties which are more than 25 years old but which are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and obtain the highest rental rates within their markets.

      A variety of tenants who do not require, desire or cannot afford Class A space are attracted to Class B office properties due to their prime locations, excellent amenities, distinguished architecture and relatively less expensive rental rates. Class B office space has historically attracted many smaller growth oriented firms (many of which have fueled the recent growth in the New York metropolitan economy) and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, "new media" and publishing industries. In addition, several areas of Manhattan, including many in which particular trades or industries traditionally congregate, are dominated by Class B office space and contain no or very limited Class A office space. Examples of such areas include the Garment District (where three of the Properties are located), the Flatiron District (where one Property is located), the areas immediately south and north of Houston Street ("Soho" and "Noho", respectively), Chelsea (where one Property is located), and the area surrounding the United Nations (where one Property is located). Businesses significantly concentrated in certain of these areas include those in the following industries: "new media", garment, apparel, toy, jewelry, interior decoration, antiques, giftware, and UN-related businesses. The concentration of businesses creates strong demand for the available Class B office space in those locations. By way of example, some of the tenants that currently occupy space in SL Green owned or managed properties include The City of New York, New York Association of New Americans, Inc., Cowles Business Media, Kallir, Philips, Ross Inc., NationsBank, MCI International, New York Hospital, Newbridge Communications, Ross Stores, UNICEF, Bell Atlantic and Dyersburg.

      The Company's management team has developed a comprehensive knowledge of the Manhattan Class B office market, an extensive network of tenant and other business relationships and experience in acquiring underperforming office properties and repositioning them into profitable Class B properties through intensive full service management and leasing efforts.

      The Company believes that the continuing recovery of the New York commercial real estate market from the downturn of the late 1980s and early 1990s creates an attractive environment for owning, operating and acquiring Class B office properties in Manhattan.

Growth Strategies

      The Company seeks to capitalize on current opportunities in the Class B Manhattan office market through (i) property acquisitions- continuing to acquire Class B office properties at significant discounts to replacement costs that provide attractive initial yields and the potential for cash flow growth, (ii) property repositioning - repositioning acquired properties that are underperforming through renovations, active management and proactive leasing and
(iii) integrated leasing and property management.

      Property Acquisitions. In acquiring properties, the Company believes that it has the following advantages over its competitors: (i) management's 18 years of experience as a full service, fully integrated real estate company focused on the Class B office market in Manhattan, (ii) enhanced access to capital as a public company, (as compared to the generally fragmented institutional or venture oriented sources of capital available to non-public ownership companies) and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash sale transactions. In addition, the Company may benefit from the recent abolition of the New York State Real Property Transfer Gains Tax, the reduction in the Federal Capital Gains Tax and from recent tax law developments reducing the transfer tax rates applicable to certain REIT acquisition transactions. These previous barriers to the sale of real property have been greatly reduced or eliminated, making transactions more economically viable for property sellers.

      Property Repositioning. The Company believes that there are a significant number of potential acquisitions that could greatly benefit from management's experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their submarkets. Many Class B buildings are located in or near submarkets which are undergoing major reinvestment and where the properties in these markets have low vacancy rates. Featuring unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in these properties poses an opportunity to the Company to meet market needs.

      Integrated Leasing and Property Management. The Company seeks to capitalize on management's extensive knowledge of the Class B Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes (i) the use of in-depth market research, (ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing "Class A" tenant services. The Company believes proactive leasing efforts have contributed to average occupancy rates at the Properties that are above the market average. In addition, the Company's commitment to tenant service and satisfaction is evidenced by the Company's and its predecessor past record of renewal of approximately 75% of the expiring leases and rentable square footage at the Properties owned and managed by the Company and its predecessor during the period from January 1, 1994 through December 31, 1997.

Recent/ Pending Acquisitions

      Since completion of the Offering in August 1997, the Company completed the acquisition of three additional properties in 1997 for an aggregate purchase price of approximately $115.0 million. These properties were financed through excess proceeds form the Company's initial public offering, use of the Company's revolving line of credit, and additional property level debt. The three properties have an aggregate rentable area of approximately 1.1 million square feet.

110 East 42nd Street

      On September 16, 1997, the Company acquired the 251,000 square foot property at 110 East 42nd Street (formerly known as the Bowery Savings Bank), for a purchase price of $30 million in cash. The property is located directly across the street from Grand Central Station and was 93% occupied at the time of acquisition and at December 31, 1997.

17 Battery Place

      On December 19, 1997, the Company acquired a majority interest in the property at 17 Battery Place. The property consists of two buildings. The Company acquired 100% of the North Tower consisting of 22 floors and 411,000 square feet and 400,000 square feet on 13 floors of the 31 story South Tower (which contains in total, approximately 811,000 square feet). The Company's interest in the property is a tenancy in common with another developer (pending the completion of a condominium declaration which is in process), the other cotenant is developing the upper floors of the South Tower into a hotel complex. The real estate interest was acquired for $59 million. At the time of acquisition the portion of the property acquired by the Company was approximately 79% leased.

      As a part of this acquisition, SL Green extended a $15.5 million mortgage loan to the developer holding the cotenancy interest in the South Tower.

633 Third Avenue

      On December 30, 1997, the Company acquired a condominium interest in the first floor retail property at 633 Third Avenue. This property consists of approximately 41,000 square feet and comprises three tenant uses which are predominately of a retail nature. The property was acquired for $10.5 million and a post closing reserve of $1.0 million. This reserve may be eliminated under certain conditions, subject to future potential acquisitions of additional property from the same seller.

Subsequent Acquisitions

      In addition, the Company announced in February 1998 three (3) additional properties put under contract for purchase at a cost of approximately $176 million. The properties aggregate rentable area is approximately 1.7 million square feet. The Company closed two of these acquisitions on March 18, 1998 and the third is expected to close during the second quarter of 1998.

Acquisition of Helmsley Properties

      On February 20, 1998 the Company announced it had placed under contract for purchase of the fee interest in one property (1466 Broadway) and the operating interest of another property (420 Lexington Avenue, The Graybar Building) from the Helmsley organization. (together, the "Helmsley Properties"). The Graybar Building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet. 1466 Broadway is located in the heart of Times Square at 42nd Street and Broadway encompassing approximately 290,000 square feet. The aggregate base purchase price for the two properties is $142 million. At the time the acquisition was announced, the

Graybar building was 83% leased and 1466 Broadway was approximately 87% leased. On March 18, 1998 the Company closed on its purchase of these properties.

Property Under Contract

321 West 44th Street

      On January 26, 1998 SL Green announced it had placed under contract a 200,000 square foot office building at 321 West 44th Street. The property was contracted to be acquired for $17 million in cash and was approximately 96% leased at the time the acquisition was announced. Closing is anticipated to occur during the second quarter of 1998.

      Acquisition financing for the Helmsley Properties and property under contract was obtained through a commitment from Lehman Brothers Holdings, Inc. for a short term bridge loan for up to $275 million. The Company expects to use these loan proceeds to (i) re-pay the current balance on its line of credit ($93 million at March 1, 1998), (ii) fund the closing of the announced acquisitions and (iii) provide for general corporate purposes.

Letters of Intent

      In addition to the pending and closed acquisitions discussed above, as of March 16 the Company has entered into 2 non-binding letters of intent to acquire four additional properties with an aggregate purchase price of approximately $116 million and represents approximately 1.0 million rentable square feet. In accordance with these agreements the Company may advance deposits in the amount of $2.7 million in one instance and an as yet undertermined amount in the other. However, in view of the fact that the letters of intent are non-binding and that the Company has not completed its due diligence investigations with respect to these acquisitions, the Company cannot predict whether these letters of intent will lead to definitive agreements or whether the terms of any such definitive agreements will be the same as the terms contemplated by the letters of intent, or that these letters will result in actual acquisitions of these properties.

Leasing Activity

      Since the Company's IPO 148,000 square feet of tenant space was leased (85,000) or renewed (63,000). Most significant to note is that during this period the Company nearly completed the lease up of all of its initial IPO acquisitions. (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway)

      The following represents the change in occupancy rates of the properties acquired at the IPO date:

                                           Occupancy Percent
                                     August 21,        December 31,
                                     ----------        ------------
                                        1997              1997

1140 Avenue of the Americas              98%               98%
1372 Broadway                            84%               94%
50 West 23rd street                      91%               87% (A)
                                         ---               ---
                                         89%               93%

(A) The decrease in occupancy is due to a tenant leaving prior to the lease expiration date. The space was leased to a new tenant in January 1998, increasing the occupancy to 91% and increasing the weighted average occupancy rate of these three properties to 94%.

Financing Activity

      On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1997 the outstanding amount of indebtedness under the Credit Facility was $76 million, and the interest rate on such indebtedness was 7.265% per annum. At December 31, 1997 the Company's borrowing availability was $30 million.

      On December 30, 1997 the Company entered into a $7 million additional advance under its existing mortgage loan which is secured by 50 West 23rd Street. The note bears interest at a rate of LIBOR plus 175 basis points (7.6875% at December 31, 1997), and can be fixed in the future at 150 basis points plus the ten year US Treasury Note rate, maturing co-terminously with the underlying mortgage note when certain income targets are met.

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Bridge Facility"). This Bridge Facility which closed in March financed the Helmsley Portfolio, paid-off the outstanding balance on the Company's Credit Facility and provide on going liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year. The interest rate is determined by a schedule of the percent of commitment outstanding and the duration of the outstanding commitments, ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at date of borrowing). The original Credit Facility will remain committed but unused until the Bridge Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

Employees

      At March 1, 1998, the Company employed approximately 230 employees, over 42 of whom were managers and professionals, approximately 159 of whom were hourly paid employees involved in building operations and approximately 25 of whom were clerical, data processing and other administrative employees. There are currently two collective bargaining agreements relating to 11 of the Company's properties covering 157 employees of the Company. The Company believes that its relations with its employees are good.

Environmental Matters

      Under various Federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with any contamination. In addition, some environmental laws create a lien on a contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The cost of any required remediation and the owner's liability therefore as to any property is generally not limited under such enactments and could exceed the value of the property and/or the aggregate assets of the owner. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. No assurances can be given that (i) a prior owner, operator or occupant, such as a tenant, did not create a material environmental condition not known to the Company or SL Green, (ii) a material environmental condition with respect to any Property does not exist, or (iii) future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in the imposition of environmental liability.

      At the time of the IPO, the Company engaged independent environmental consulting firms to perform Phase I environmental site assessments on the Properties purchased or contributed in connection with the IPO in order to assess existing environmental conditions. All of the Phase I assessments were conducted since March 1997, except for the Bar Building, where a Phase I assessment was conducted in September 1996. All of the Phase I assessments met the requirements of the American Society for Testing and Materials ("ASTM") Standard Practice for Phase I Environmental Site Assessments (the "ASTM Standard"). Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, interviews, and a report, with the purpose of identifying potential environmental concerns associated with real estate. The Phase I assessments conducted at the Properties also addressed certain issues that were not covered by the ASTM Standard, including asbestos, radon, lead-based paint and lead in drinking water. These environmental site assessments did not reveal any known environmental liability that the Company believes will have a material adverse effect on the Company's financial condition or results of operations or would represent a material environmental cost, nor is the Company aware of any such material environmental liability. See "The Properties-Environmental Matters."

      The Company maintains a policy of conducting Phase I site inspections for all acquisitions. Such reports have been completed at or prior to the acquisition of all properties acquired since the IPO. These environmental reports did not reveal any environmental liability that would have a material adverse effect on the Company or its business.

                               ITEM 2. Properties

The Portfolio

      General. As of December 31, 1997, the Company owned interests in 12 Class B office properties encompassing approximately 3.3 million rentable square feet located primarily in midtown Manhattan. Certain of the Properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. One Property (673 First Avenue) includes an underground parking garage.

      The following table sets forth certain information with respect to each of the Properties as of December 31, 1997:

                                                                                                                             Annual
                                                                                                                              Net
                                                             Percentage                                       Annualized  Effective
                                                                of                           Percentage           Rent        Rent
                                                Approximate  Portfolio                           of                Per        Per
                         Year                    Rentable     Rentable                       Portfolio   Number  Leased      Leased
                        Built/                    Square       Square  Percent   Annualized  Annualized    of    Square      Square
                      Renovated    Submarket       Feet         Feet    Leased    Rent(1)       Rent     Leases  Foot(2)    Foot(3)
                      ---------    ---------       ----         ----    ------    -------       ----     ------  -------    -------
Property
--------
17 Battery Place....  1903/1973  World Trade Ctr  811,000      24.5%      79%   $13,072,644     18.7%      41    $20.52      $21.23
29 W. 35th Street...  1911/1985  Garment           78,000       2.3       92      1,407,620      2.0        9     19.73       16.22
50 W. 23rd Street...  1892/1992  Chelsea          333,000      10.0       87      5,603,175      8.0       15     19.55       17.19
36 West 44th
 Street (5).........  1922/1985  Rockefeller      165,000(5)    5.0       96      4,490,484(5)   6.4       65     27.86       24.52
                                 Center
70 W. 36th Street...  1923/1994  Garment          151,000       4.5      100      2,850,097      4.1       41     18.88       16.03
110 E. 42nd Street..  1921/----  Grand Central.   251,000       7.6       93      5,469,318      7.9       33     23.60       23.72
470 Park Avenue                  Park Avenue
   South(4).........  1912/1994  South/Flatiron   260,000(4)    7.8       99      5,994,254      8.6       30     23.21       19.42
633 Third
   Avenue...........  1962/----  Grand Central     41,000       1.2      100      1,030,920      1.5        3     25.38       38.60
673 First Avenue....  1928/1990  Grand Central    422,000      12.7      100     10,912,914     15.7       16     25.86       21.79
                                 South
1140 Avenue of the               Rockefeller
   Americas.........  1926/1951  Center           191,000       5.8       98      5,011,238      7.2       44     26.80       24.70
1372 Broadway (7)...  1914/1985  Garment          508,000      15.3       94     10,402,221     15.0       37     22.26       21.13
1414 Avenue of the               Rockefeller
   Americas.........  1923/1990  Center           111,000       3.3       99      3,409,628      4.9       33     30.98       30.97
                                               ------------------------------------------------------------------------------------
Total/Weighted
   Average                                      3,322,000(6)  100.0%     94%    $69,654,513    100.0%     367    $23.44      $21.91

----------

(1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of 1997 for the 12 months ended December 31, 1998 are approximately $976.

(2) Annualized Rent Per Leased Square Foot, represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(3) Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by SL Green, the remaining lease payments under the lease (excluding "free rent" and operating expense pass-throughs, if any) divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by SL Green or the Company, all lease payments under the lease (excluding "free rent" and operating expense pass-throughs, if any) divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by SL Green or the Company and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(4) 470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(5) The 36 West 44th Street is comprised of two buildings, 36 West 44th Street (a 14-story building) and 35 West 43rd Street (a four-story building). The Company acquired the first mortgage related to the property in June 1997 which provides for substantially all of the economic interest in the property and has the sole right to purchase the fee interest; accordingly, the Company accounted for the 36 West 44th investment as an ownership interest in the property.

(6) Includes approximately 3,037,000 square feet of rentable office space, 255,000 square feet of rentable retail space and 30,000 square feet of garage space.

(7) The Company acquired the first mortgage related to the property in August 1997 which provides for substantially all of the economic interest in the property and has the sole right to purchase the fee interest; accordingly, the Company has accounted for the 1372 Broadway investment as ownership interest in the property. The Company purchased the fee interest in January 1998.

Environmental Matters

      The Company engaged independent environmental consulting firms to perform Phase I environmental site assessments on the Properties, in order to assess existing environmental conditions. All of the Phase I assessments have been conducted since March 1997, except for the Bar Building, where a Phase I assessment was conducted in September 1996. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, interviews, and a report, with the purpose of identifying potential environmental concerns associated with real estate. The Phase I assessments conducted at the Properties also addressed certain issues that are not covered by the ASTM Standard, including asbestos, radon, lead-based paint and lead in drinking water. These environmental site assessments did not reveal any known environmental liability that the Company believes will have a material adverse effect on the Company's financial condition or results of operations or would represent a material environmental cost.

      The following summarizes certain environmental issues described in the Phase I environmental site assessment reports:

      The asbestos surveys conducted as part of the Phase I site assessments identified immaterial amounts of damaged, friable asbestos-containing material ("ACM") in isolated locations in three of the Core Properties (470 Park Avenue South, 29 West 35th Street and the Bar Building) and in the Acquisition Properties (1140 Avenue of the Americas and 1372 Broadway). At each of these Properties, the environmental consultant recommended abatement of the damaged, friable ACM and this was completed by the Company at each of these properties. At all of the Properties except 50 West 23rd Street, non-friable ACM, in good condition, was identified. For each of these Properties, the consultant recommended preparation and implementation of an asbestos Operations and Maintenance ("O & M") program, to monitor the condition of ACM and to ensure that any ACM that becomes friable and damaged is properly addressed and as of this date the Company has implemented such an Operations and Maintenance program.

      The Phase I environmental site assessments identified minor releases of petroleum products at the Bar Building and at 70 West 36th Street. The consultant recommended implementation of certain measures to further investigate, and to clean up, these releases. The Company does not believe that any actions that may be required as a result of these releases will have a material adverse effect on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 1997 the Company is not presently involved in any material litigation nor, to management's knowledge, is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") on August 15, 1997 under the symbol "SLG". On March 26, 1997, the reported closing sale price per share of Common Stock on the NYSE was $25.00 and there were approximately 37 holders of record of the Company's Common Stock. The table below sets forth the quarterly high and low closing sales prices of the Common Stock on the NYSE and the distributions paid by the Company with respect to the periods indicated.

                                                  HIGH      LOW    DISTRIBUTIONS
                                                  ----      ---    -------------
Period August 21, 1997 (inception) to September
30, 1997                                        $25 7/8   $23 1/16    $0.16 (a)

Quarter ended December 31, 1997                 $26 15/16 $23 11/16   $0.35 (b)

(a) On November 5, 1997, the Company's Board of Directors declared a $0.16 per share distribution to stockholders of record on November 17, 1997, and the distribution was paid November 19, 1997. The distribution was for the period August 21, 1997 (closing date of the IPO) through September 30, 1997, which is approximately equivalent to a full quarterly distribution of $0.35 per share of Common Stock and annual distribution of $1.40 per common share.

(b) The Company's Board of Directors declared a distribution of $0.35 per share of Common Stock on December 19, 1998. The distribution was to stockholders of record on December 30, 1997 and was paid January 15, 1998.

UNITS

      On August 21, 1997 (closing date of the IPO) the Company had 2,383,284 Operating Partnership Units outstanding. These units received distributions per unit in the same manner as dividends were distributed per share to common shareholders. On December 31, 1997 there remained 2,383,284 units outstanding.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data for the Company, and on an historical combined basis for the SL Green Predecessor (as defined below), and should be read in conjunction with the Company's Financial Statements and notes thereto included in Item 8 on this form 10-K and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". The balance sheet information as of December 31, 1997 represented the consolidated balance sheet of the Company and the statement of income for the period August 21, 1997 to December 31, 1997 represents consolidated results of the Company since the IPO. The combined balance sheet information as of December 31, 1996 and statements of income for the period January 1, 1997 to August 20, 1997 and for the years ended December 31, 1996, 1995, and 1994 of the SL Green Predecessor have been derived from the historical combined financial statements. The operating data for the year ended December 31, 1993 has been derived from the unaudited combined financial statements of the SL Green Predecessor. In the opinion of management of the SL Green Predecessor, the operating data for the year ended December 31, 1993 includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information set forth therein.

      The "SL Green Predecessor" consists of the net assets and results of operations of two Properties, 1414 Avenue of the Americas and 70 West 36th Street, equity interests in four other Properties, 673 First Avenue, 470 Park Avenue South, 29 West 35th Street and the Bar Building (which interests are accounted for under the equity method) and of the net assets and results of operations of the Company's affiliated service corporations.

              The Company and the SL Green Predecessor (Historical)
                    (In thousands, except for per share data)

                                                                    Historical
                                             ---------------------------------------------------------

                                                                    Year Ended December 31,
                                                                    -----------------------
                                August 21 -  January 1 -
                               December 31,  August 20,
                                   1997        1997        1996        1995        1994        1993
                                 --------    --------    --------    --------    --------    --------
                                                                                            (Unaudited)
Operating Data:
Total revenue ................   $ 23,207    $  9,724    $ 10,182    $  6,564    $  6,600    $  5,926
                                 --------    --------    --------    --------    --------    --------

Property operating
    expenses .................      7,077       2,722       3,197       2,505       2,009       1,741
Real estate taxes ............      3,498         705         703         496         543         592
Interest .....................      2,135       1,062       1,357       1,212       1,555       1,445
Depreciation and
    amortization .............      2,815         811         975         775         931         850
Marketing, general and
    administration ...........        948       2,189       3,250       3,052       2,351       1,790
                                 --------    --------    --------    --------    --------    --------
Total expenses ...............     16,473       7,489       9,482       8,040       7,389       6,418
                                 --------    --------    --------    --------    --------    --------
Operating income (loss) ......      6,734       2,235         700      (1,476)       (789)       (492)
Equity in net (loss) from
   Service Corp's ............       (101)         --          --          --          --          --
Equity in net income (loss) of
    uncombined joint ventures          --        (770)     (1,408)     (1,914)     (1,423)         88
                                 --------    --------    --------    --------    --------    --------
Income (loss) before
    extraordinary item and
    minority interest ........      6,633       1,465        (708)     (3,390)     (2,212)       (404)
Minority interest ............     (1,074)         --          --          --          --          --
                                 --------    --------    --------    --------    --------    --------
Income (loss) before
    extraordinary item .......      5,559       1,465        (708)     (3,390)     (2,212)       (404)
Extraordinary item (net of
    minority interest) .......     (1,874)     22,087       8,961          --          --          --
                                 --------    --------    --------    --------    --------    --------
Net income (loss) ............   $  3,685    $ 23,552    $  8,253    $ (3,390)   $ (2,212)   $   (404)
                                 ========    ========    ========    ========    ========    ========
Income per share before
    extraordinary item (basic
    and diluted) (2) .........      $0.45
                                    =====
Net income per  share (basic
    and diluted) (2) .........      $0.30
                                    =====
Cash dividends declared per
    common
    share ....................      $0.51
                                    =====
Basic weighted average common
    shares
    outstanding ..............     12,292
                                 ========
Diluted weighted average
    common share and common
    share equivalents
    outstanding ..............     12,404
                                 ========

                                                       Historical
                                         --------------------------------------
                                            Year Ended December 31,
                                            -----------------------
                                 1997      1996      1995      1994      1993
                               --------  --------  --------  --------  --------
                                                                     (Unaudited)
Balance Sheet Data:
Commercial real estate,
   before accumulated

   Depreciation .............. $338,818  $ 26,284  $ 15,559  $ 15,761  $ 15,352

Total assets .................  382,775    30,072    16,084    15,098    16,218
Mortgages and notes payable ..  128,820    16,610    12,700    12,699    12,698
Accrued interest payable .....      552        90     2,894     2,032     1,576
Minority interest ............   33,906         0         0         0         0
Stockholders' Equity/ Owners'
   (deficit) .................  176,208    (8,405)  (18,848)  (15,521)  (13,486)


                                                                    Historical
                                             ---------------------------------------------------------

                                                              Year Ended December 31,
                                                              -----------------------
                                August 21 -  January 1 -
                               December 31,  August 20,
                                   1997        1997        1996        1995        1994        1993
                                 --------    --------    --------    --------    --------    --------
                                                                                            (Unaudited)
Other Data:
Funds from operations (1) ....   $   9,355   $    --     $     --    $    --     $    --     $   --
Net cash provided by (used in)
   operating activities ......       5,713     2,838          272       (234)        939         --
Net cash provided by financing
   activities ................     224,234     2,782       11,960         63         178         --
Net cash (used in) investing
   activities ................    (217,165)   (5,559)     (12,375)      (432)       (567)        --

----------

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

(2) The earnings per share amounts are presented to comply with statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of statement No. 128, see the notes to the consolidated financial statement in Item 8 beginning on page 36.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing in Item 8. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below, consequently, the comparison of the historical periods provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis.

Results of Operations
(In thousands except percentage data)

      Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

      For discussion purposes and to provide comparable periods for analysis, the following discussion of the results of operations (as presented in Item 8 beginning on page 30) for the year ended December 31, 1997, combines the operating results of SL Green Predecessor for the period January 1, 1997 to August 20, 1997 and the operating results of the Company for the period August 21, 1997 to December 31, 1997. Management believes that this provides for more meaningful analysis of the financial statements to be made. The results of operations for the year ended December 31, 1996 represent solely the operating results of the SL Green Predecessor.

      Rental revenue and escalation and reimbursement revenue for the year December 31, 1997 were $27,137, representing an increase of 411% compared to $5,250 for the year ended December 31, 1996. The increase is primarily attributable to (i) the Formation Transactions in which three buildings accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to December 31, 1997 and three buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) were acquired (ii) the inclusion of revenue from 1414 Avenue of the Americas for the full year during 1997 as compared to six months (purchased in July 1996) during 1996, and (iii) the results of 110 East 42nd Street (acquired September 15, 1997) 17 Battery Place (acquired December 19, 1997) and 633 Third Avenue (acquired December 30, 1997) (collectively the "1997 Acquisitions") are included in the consolidated financial statements for a portion of the period August 21, 1997 to December 31, 1997 and not included during any portion of 1996.

      Management fee income decreased $1,068 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to (i) lower management fee revenue being earned in the aggregate $600 and (ii) $500 in management fee income which was recorded in the Equity Income (loss) from Service Corp's for the period August 21, 1997 to December 31, 1997. As of the IPO date, all third party management income and related expense are incurred on the books of SL Green Management Corp., a 95% owned subsidiary of the Company. This change in the recognition of income and expense from third party management business activity was made in order to maintain management fee revenue in a manner which is consistent with the REIT qualifying income test, as defined by the IRS.

      During the reported periods for the Predecessor Company, management revenues were earned from affiliated properties in which the Predecessor had an interest and were not eliminated. The amounts related to these properties are:

                         1997 (Pre-IPO) $458
                         1996            447
                         1995            449

      Leasing commission revenues increased $1,576 for year ended December 31, 1997 compared to the year ended December 31, 1996 due to strong leasing activity in the current market.

      Investment income increased $485 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to interest income earned on cash on hand. The cash on hand primarily represents excess proceeds from the Company's Offering on August 21, 1997.

      Other income decreased by $107 or 87% to $16 during the year ended December 31, 1997 compared to $123 during the year ended December 31, 1996, primarily due to a one-time consulting engagement in 1996.

      Prior to the IPO, third party revenues and income were derived from various management, leasing and construction activities. As part of the Formation Transactions, to the extent the Company continues to pursue such business, it will be conducted through separate subsidiaries. The equity income
(loss) from service corp's represents the Company's 95% interest in the net income or loss derived from these activities. From the period August 21, 1997 to December 31, 1997 the Company recognized $101 as its share of the loss by these subsidiaries.

      Operating expenses, depreciation and amortization, and real estate taxes increased $6,602, $2,651 and $3,500, respectively, as compared to the year ended December 31, 1996. The increase in these expenses are primarily attributable to
(i) the Formation Transactions in which three buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) were acquired and three buildings accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to December 31, 1997, (ii) the inclusion of expenses from 1414 Avenue of the Americas for the full year during 1997 as compared to six months (purchased July 1996) during 1996, and (iii) the results of the 1997 Acquisitions included in a portion of 1997 and not included during any portion of 1996.

      Interest expense increased $1,840 for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is primarily due to
(i) interest expense related to the capitalized lease acquired with a building previously accounted for under the equity method, (ii) increase of $21,000 in mortgage debt acquired in August 1997 ($14,000) and December 1997 ($7,000) and
(iii) the borrowing of $76,000 on December 19, 1997 under the Credit Facility to finance the acquisition of 17 Battery Place.

      Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

      Rental revenue increased $1,783, or 73.8%, to $4,199 from $2,416 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the acquisition of 1414 Avenue of the Americas during July 1996 which had rental revenue of $1,612 and increased occupancy.

      Escalations and reimbursement revenues increased $293, or 38.6%, to $1,051 from $758 for the year ended December 31, 1995. The acquisition of 1414 Avenue of the Americas accounted for an increase of $428 which was offset by a decrease of $166 at 70 West 36th Street due to reduced real estate tax escalations and porter wage escalation revenue. New leases with more current base years utilized to calculate the escalations and a reduction in real estate tax expense accounted for the decreased escalation revenue.

      Management revenues remained substantially unchanged with a slight increase for the year ended December 31, 1996 compared to the year ended December 31, 1995.

      Leasing commission revenues increased $1,475, or 164.4%, to $2,372 from $897 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to the addition of several buildings under service contracts and intensified efforts (prior to the IPO) to perform leasing services for unaffiliated third parties.

      Construction revenue decreased by $132, or 56.7%, to $101 from $233 for the year ended December 31, 1996 compared to the year ended December 31, 1995. Overall construction revenue remained constant but a larger amount related to property-owning partnerships and was eliminated pursuant to the equity method of accounting.

      Other income for the year ended December 31, 1996 was $123 which consisted of miscellaneous consulting fees and interest.

      Share of net loss of uncombined joint ventures decreased $506 or 26.4% to $1,408 from $1,914 for the year ended December 31, 1996 compared to the year ended December 31, 1995 as follows:

                                                          Increase
Property                                                 (Decrease)
--------                                                 ----------

673 First Avenue.........................................   $(392)
470 Park Avenue South....................................    (130)
29 West 35th Street......................................      22
Bar Building.............................................      (6)
                                                          --------
                                                            $(506)

      The decrease in net loss for 673 First Avenue was due primarily to lower interest expense as a result of mortgage loan principal amortization and lower amortization expense as a result of deferred leasing commissions written off during 1995 for a tenant that vacated.

      The decrease in net loss for 470 Park Avenue South was due primarily to a reduction in real estate tax expense as a result of a decrease in assessed valuation.

      The decrease in net income for 29 West 35th Street was due primarily to reduced rental revenue as a result of a vacancy.

      The increase in net income for the Bar Building was due to the acquisition of an interest in the Property during October 1996.

      Operating expenses increased $692, or 27.6%, to $3,197 from $2,505 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due substantially to the inclusion of 1414 Avenue of the Americas which was acquired during July 1996.

      Interest expense increased $145 or 12.0%, to $1,357 from $1,212 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The inclusion of 1414 Avenue of the Americas accounted for an increase of $445 which was offset by a decrease of $300 for 70 West 36th Street due to refinancing at a lower interest rate.

      Depreciation and amortization increased $200, or 25.9%, to $975 from $775 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the inclusion of 1414 Avenue of the Americas.

      Real estate taxes increased $207 or 41.7%, to $703 from $496 for the year ended December 31, 1996 compared to year ended December 31, 1995. The increase was due to the inclusion of $290 for 1414 Avenue of the Americas offset by a decrease of $83 for 70 West 36th Street which resulted from a reduction in property assessment.

      Marketing, general and administrative expenses increased $198, or 6.5%, to $3,250 from $3,052 for the year ended December 31, 1996 compared to the year ended December 31, 1995, due primarily to staff increases for the corporation which provided leasing services.

      As a result of the foregoing, the loss before extraordinary item decreased $2,682, or 79.1%, to $708 from $3,390 for the year ended December 31, 1996 compared to the year ended December 31, 1995.

Pro Forma Results Of Operations
(in thousands except percentage data)

      Comparison of the year ended December 31, 1997 to the year ended December 31, 1996 are presented as if the Offering and Formation Transactions (see Item-1 General) occurred on January 1, 1996 and the effect thereof was carried forward through December 31, 1997.

      The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Offering at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the pro forma financial statements of the Company included in the Company's registration statement on Form S-11 dated August 14, 1997 and the consolidated financial statements of the Company included elsewhere herein.

      Year ended December 31, 1997 compared to year ended December 31, 1996
                     (in thousands except percentage data)

                                                        Year Ended
                                                        December 31,      Dollar    Percent
                                                        (Unaudited)       Change    Change
                                                    ------------------   --------   -------
                                                      1997      1996
Revenue
Rental revenue ...................................  $ 49,472  $ 44,338   $  5,134      11.6%
Escalations & reimbursement revenues .............     5,500     6,629     (1,129)     17.0
Leasing commissions ..............................     2,251     1,257        994      79.1
Investment income ................................       485        20        465   2,325.0
Other income .....................................     1,676       945        731      77.4
                                                    --------  --------   --------   -------
                           Total revenues ........    59,384    53,189      6,195      11.7
                                                    --------  --------   --------   -------

Equity in net income (loss) of Service Corps             168      (504)       672        --
                                                    --------  --------   --------   -------

Expenses
Operating expenses ...............................    13,165    12,299        866       7.0
Ground rent ......................................     4,297     3,925        372       9.5
Interest .........................................     5,509     5,858       (349)     (6.0)
Depreciation and amortization ....................     7,413     6,979        434       6.2
Real estate taxes ................................     8,658     8,248        410       5.0
Marketing, general and administrative ............     2,578     2,643        (65)     (2.5)
                                                    --------  --------   --------   -------
                           Total expenses ........    41,620    39,952      1,668       4.2
                                                    --------  --------   --------   -------

Income before minority interest and extraordinary
                                                    ========  ========   ========   =======

item .............................................  $ 17,932  $ 12,733   $  5,199      40.8%
                                                    ========  ========   ========   =======

      Rental revenue increased by $5,134 to $49,472 during the year ended December 31, 1997 as compared to $44,338 for the year ended December 31, 1996. The increase is primarily due to (i) the inclusion of $1,600 in additional rental income from 1414 Avenue of the Americas (acquired June 1996) for the full year 1997 compared to six months during the full year 1996, (ii) the recent 1997 acquisitions of 110 East 42nd Street, 17 Battery Place and 633 Third Avenue (the "1997 Acquisitions") increased revenue $1,300 and (iii) the remaining increase is due to re-tenanting and new tenant income generated in 1997.

      Escalation and reimbursement revenue decreased $1,129 to $5,500 during the year ended December 31, 1997 as compared to $6,629 for the year ended December 31, 1996. The decrease is primarily due to the reduction of escalations revenue in old leases and the reduction of real estate taxes in 1997 compared to 1996 at certain properties due to the Company's overall program to reduce real estate tax assessments at the property level.

      Leasing commission revenues increased by $944 to $2,251 during the year ended December 31, 1997 compared to $1,257 for the year ended December 31, 1996. The increase is primarily due to the maturation of the Company's tenant-rep business and the generally stronger leasing market during 1997.

      Investment income increased by $465 to $485 during the year ended December 31, 1997 compared to $20 for the year ended December 31, 1996. The increase was due to interest income earned on cash on hand which consists primarily of net proceeds remaining from the Offering.

      Other income increase by $731 to $1,676 during the year ended December 31, 1997 compared to $945 for the year ended December 31, 1996. The increase is due primarily to a large, non-recurring, tenant lease cancellation income at 1372 Broadway compared to the prior year.

      Operating expenses, depreciation and amortization and real estate taxes increased by $866, $434 and $410, respectively, during the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increases are primarily due to the full year expense in 1997 for 1414 Avenue of the Americas (acquired July 1996) and the expense incurred from the 1997 Acquisitions.

      The increase in ground rent is primarily due to a reclassification in 1997 between ground rent and interest expense (which had a corresponding decrease).

Liquidity and Capital Resources

      The SL Green Predecessor historically relied on mortgage financing plus the use of its capital for the acquisition, redevelopment and renovation of properties. The proceeds from the Offering as well as a new mortgage loan in the amount of $14 million, which is secured by 50 West 23rd Street, were utilized to repay existing mortgage loans, acquire properties, pay Offering and Formation Transaction expenses and provide working capital. Total mortgage loans including the new mortgage loan amounted to $45.8 million as a result of the Formation Transactions. All mortgage loans encumbering the Properties at the time of the IPO closing had fixed interest rates ranging from 7.47% to 9.0%.

      On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1997 the outstanding amount of indebtedness under the Credit Facility was $76 million, and the interest rate on such indebtedness was 7.265% per annum. At December 31, 1997 the Company's borrowing availability was $40 million.

      On December 30, 1997 the Company entered into a $7 million additional advance under its existing mortgage loan which is secured by 50 West 23rd Street. The note bears interest at a rate of LIBOR plus 175 basis points (7.6875% at December 31, 1997), and can be fixed in the future at 150 basis points plus the ten year US Treasury Note rate and maturing co-terminously with the underlying mortgage note when certain income targets are met.

      At December 31, 1997 the Company's mortgage loans and the outstanding balance under the Credit Facility represent approximately 25.2% of the Company's market capitalization based on an estimated total market capitalization (debt and equity, assuming conversion of all operating partnership units) of $509.2 million (based on a common stock price of $25.938 per share, the closing price of the Company's common stock on the New York Stock Exchange on December 31,
1997). As a matter of policy, the Company has established a maximum debt to market cap limit of 50%. This policy can be changed at any time however, by the Board of Directors. The Company's principal debt amortization is scheduled to be $1.97 million and $2.23 million for the years ended December 31, 1998 and 1999, respectively.

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Bridge Facility"). This Bridge Facility which closed in March financed the Helmsley Properties acquisition, paid off the outstanding balance on the Company's Credit Facility and will provide on-going liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year. The interest rate is determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at the date of borrowing). The original Credit Facility will remain committed but unused until the Bridge Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

      The Company estimates that for the 12 months ending December 31, 1998 and 1999, it will incur approximately $6.6 million and $3.2 million, respectively, of capital expenditures on properties currently owned. In 1998, over $5.8 million of the capital investments are dedicated to redevelopment costs associated with properties purchased at or after the Company's IPO. The Company expects to fund these capital expenditures with the Bridge Facility, Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from its existing Credit Facility, from additional borrowings secured by one or more properties and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

      The Company expects to continue making distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corp's.

Cash Flows
(In thousands)

      Comparison of the Year Ended December 31, 1997 to Year Ended December 31, 1996

      Net cash provided by operating activities increased $8,279 during the year ended December 31, 1997 to $8,551 from $272 for the year ended December 31, 1996. The increase was due primarily to the inclusion of properties encompassed in the Offering and Formation Transaction (the acquisition of 50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) as of August 21, 1997, the acquisition of 1414 Avenue of the Americas (acquired July 1996) 110 East 42nd Street (acquired September 1997) and 17 Battery Place (acquired December
1997) and an increase in leasing commission and investment income. Net cash used in investing activity increased $210,349 during the year ended December 31, 1997 to $222,724 as compared to $12,375 for the year ended December 31, 1996. The increase is primarily due to the acquisition of certain properties at the date of the Offering, the purchase of 110 East 42nd Street in September 1997 and the purchase of an interest in 17 Battery Place and 633 Third Avenue in December 1997. Net cash provided by financing activities increased by $215,056 during the year ended December 31, 1997 to $227,016 as compared to $11,960 during the year ended December 31, 1996. The primary reason for the increase is (i) net proceeds from the Offering (ii) net proceeds from mortgage notes payable and (iii) proceeds from the Credit Facility. These proceeds were used to purchase the properties described above.

      Comparison of Year Ended December 31, 1996 to Year Ended December 31,
1995.

      Net cash provided by operating activities increased $506 to $272 from a deficit of $234 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the acquisition of 1414 Avenue of the Americas, an increase in leasing commission income. Net cash used in investing activities increased $11,943 to $12,375 from $432 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the acquisition of 1414 Avenue of the Americas plus contributions to the partnerships that own 470 Park Avenue South and the Bar Building. Net cash provided by financing activities increased $11,897 to $11,960 from $63 for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase was due primarily to the financing of the acquisition of 1414 Avenue of the Americas, the refinancing of the mortgage on 70 West 36th Street and net cash contribution from owners.

Funds from Operations

      The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

      On a pro forma basis after giving effect to the Offering, Funds from Operations for the year ended December 31, 1997 and for the year ended December 31, 1996, respectively, are as follows:

(In thousands)
                                                              Pro Forma
                                                              ---------
                                                       Year Ended   Year Ended
                                                      December 31,  December 31,
                                                          1997         1996
                                                        --------     --------
Income before minority interest and extraordinary
 item ................................................  $ 17,932     $ 12,733
Add:
  Depreciation and amortization ......................     7,413        6,979

  Amortization of deferred financing costs and
    depreciation of non-rental real estate assets.....      (186)        (155)
                                                        --------     --------
Funds From Operations ................................  $ 25,159     $ 19,557
                                                        ========     ========

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

      The Company does not believe that the implementation of or FAS No. 131 will have a significant effect on its financial statements.

Year 2000 Compliance

      The Company has determined that it will need to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well under way with these efforts, which are scheduled to be completed in mid-1998. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Financial Statements and Schedules

SL GREEN REALTY CORP

   Consolidated Balance Sheet as of December 31, 1997 ........................30
   Consolidated Statement of Operations for the period August 21,
     1997 (Inception) to December 31, 1997 ...................................32
   Consolidated Statement of Stockholders' Equity for the Period
     August 21, 1997 (Inception) to December 31, 1997 ........................33
   Consolidated Statement of Cash Flows for the period August 21, 1997
     (Inception) to December 31, 1997 ........................................35
   Notes to Consolidated Financial Statements ................................37

THE SL GREEN PREDECESSOR


   Combined Balance Sheet as of December 31, 1996 ............................30
   Combined Statements of Operations for the period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........32
   Combined Statements of Owners' Equity (Deficit) for the period
     January 1, 1997 to August 20, 1997 and the Years Ended
     December 31, 1996 and 1995 ..............................................34

   Combined Statements of Cash Flows for the period January 1, 1997 to August 20, 1997 and the Years Ended December 31, 1996 and 1995 .......35
   Notes to the Combined Financial Statements ................................37

UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS

   Combined Balance Sheets as of December 31, 1996 and 1995 ..................60
   Combined Statements of Operations for the period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........61
   Combined Statements of Owners' Deficit for the Period January 1,
     1997 to August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..62 Combined Statements of Cash Flows for the Period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........63

   Notes to Combined Financial Statements ....................................65

   Schedules

   Schedule III Real Estate and Accumulated Depreciation as of
     December 31, 1997 .......................................................78

                         Report of Independent Auditors

The Board of Directors
SL Green Realty Corp.

      We have audited the accompanying balance sheet of SL Green Realty Corp. as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the period August 21, 1997 (date of commencement of operations) to December 31, 1997. We have also audited the financial statement schedule listed in the Index as Item 14(a). These financial statements and financial statement schedule are the responsibility of SL Green Realty Corp.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 1997 and the consolidated results of its operations and its cash flows for the period August 21, 1997 (date of commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /S/ Ernst & Young LLP

New York, New York
February 10, 1998 except for the
last two paragraphs in Note 15,
as to which date is March 18, 1998

                         Report of Independent Auditors

The Board of Directors
SL Green Realty Corp.

      We have audited the accompanying combined balance sheet of SL Green Predecessor as of December 31, 1996 and the related combined statements of operations, owners' deficit and cash flows for the period from January 1, 1997 to August 20, 1997 and for each of the two years in the period ended December 31, 1996. We have also audited the financial statement schedule listed in the index as Item 14(a). These financial statements and financial statement schedule are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly in all material respects, the combined financial position of SL Green Predecessor at December 31, 1996 and the combined results of its operations and its cash flows for the period from January 1, 1997 to August 20, 1997 and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /S/ Ernst & Young LLP

New York, New York
February 10, 1998

                              SL Green Realty Corp.
                                 Balance Sheets
                             (Dollars in Thousands)

                                                          SL Green          SL Green
                                                        Realty Corp.      Predecessor
                                                        December 31,      December 31,
                                                            1997              1996
                                                       ---------------  -----------------
                                                       (Consolidated)      (Combined)
Assets
Commercial real estate properties, at cost:
Land ...................................................  $  53,834         $   4,465
Buildings and improvements .............................    272,776            21,819
Property under capital lease ...........................     12,208                --
                                                          ---------         ---------
                                                            338,818            26,284
Less accumulated depreciation ..........................    (23,800)           (5,721)
                                                          ---------         ---------
                                                            315,018            20,563
Cash and cash equivalents ..............................     12,782               476
Restricted cash ........................................     10,310             1,227
Receivables ............................................        738               914
Related party receivables ..............................      1,971             1,186
Deferred rents receivable net of provision for doubtful
   accounts of $399 in 1997 ............................     11,563             1,265
Investment in Service Corporations .....................      1,480                --
Mortgage loan receivable ...............................     15,500                --
Investment in uncombined joint venture .................         --             1,730
Deferred costs, net ....................................      6,099             1,371
Other assets ...........................................      7,314             1,340
                                                          ---------         ---------

Total assets ...........................................  $ 382,775         $  30,072
                                                          =========         =========

                             See accompanying notes.

                              SL Green Realty Corp.
                                 Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                            SL Green          SL Green
                                                          Realty Corp.      Predecessor
                                                          December 31,      December 31,
                                                              1997              1996
                                                         ---------------  -----------------
                                                         (Consolidated)      (Combined)
Liabilities and Stockholders' Equity/ Owners' Deficit
Mortgage notes payable ...................................  $  52,820         $  16,610
Revolving credit facility ................................     76,000                --
Accrued interest payable .................................        552                90
Accounts payable and accrued expenses ....................      3,340             1,037
Accounts payable to related parties ......................        367             2,213
Excess of distributions and share of losses over
         investments in uncombined joint ventures ........         --            17,300
Capitalized lease obligations ............................     14,490                --
Deferred land lease payable ..............................      8,481                --
Dividend and distributions payable .......................      5,136                --
Security deposits ........................................     11,475             1,227
                                                            ---------         ---------
Total liabilities ........................................    172,661            38,477
Minority interest ........................................     33,906                --

Commitments, contingencies and other matters .............

Stockholders' Equity/ Owners' Deficit
         Preferred stock, $.01 par value 25,000 shares
            authorized, none outstanding
         Common stock, $.01 par value 100,000 shares
            authorized, 12,292 issued and outstanding ....        123                --
         Additional paid - in capital ....................    178,669                --
         Distributions in excess of earnings .............     (2,584)               --
                                                            ---------         ---------
Total stockholders' equity ...............................    176,208                --
                                                            ---------         ---------
Owners' deficit ..........................................         --            (8,405)
                                                            ---------         ---------
Total liabilities and stockholders' equity/owners' deficit  $ 382,775         $  30,072
                                                            =========         =========

                             See accompanying notes.

                              SL Green Realty Corp.

                            Statements Of Operations

                  (Dollars in Thousands, Except Per Share Data)

                                                                     SL Green
                                                                    Realty Corp             SL Green Predecessor
                                                                    -----------   -------------------------------------
                                                                    August 21 to  January 1 to
                                                                    December 31,   August 20,   Year ended December 31,
                                                                        1997          1997         1996         1995
                                                                        ----          ----         ----         ----
Revenues
   Rental revenue .................................................  $ 20,033       $  4,107     $  4,199     $  2,416
   Escalation and reimbursement revenues ..........................     2,205            792        1,051          758
   Management revenues, including $458 (1997), $447 (1996), and
      $449 (1995) from affiliates .................................        --          1,268        2,336        2,260
   Leasing commissions ............................................       484          3,464        2,372          897
   Construction revenues, net, including $6 (1997), $35 (1996), and
      $82 (1995), from affiliates .................................        --             77          101          233
   Investment Income ..............................................       485             --           --           --

   Other income ...................................................        --             16          123           --
                                                                     --------       --------     --------     --------
Total revenues ....................................................    23,207          9,724       10,182        6,564
                                                                     --------       --------     --------     --------
Equity in net (loss) from Service Corp's ..........................      (101)            --           --           --
Equity in net (loss) of uncombined joint ventures .................        --           (770)      (1,408)      (1,914)
                                                                     --------       --------     --------     --------
Expenses
   Operating expenses .............................................     7,077          2,722        3,197        2,505
   Interest .......................................................     2,135          1,062        1,357        1,212
   Depreciation and amortization ..................................     2,815            811          975          775
   Real estate taxes ..............................................     3,498            705          703          496
   Marketing, general and administrative ..........................       948          2,189        3,250        3,052
                                                                     --------       --------     --------     --------
Total expenses ....................................................    16,473          7,489        9,482        8,040
                                                                     --------       --------     --------     --------
Income (loss) before minority interest and extraordinary item .....     6,633          1,465         (708)      (3,390)
Minority interest in operating partnership ........................    (1,074)            --           --           --
Extraordinary item, net of minority interest of $362 in 1997 ......    (1,874)        22,087        8,961           --
                                                                     --------       --------     --------     --------
Net income (loss) .................................................  $  3,685       $ 23,552     $  8,253     $ (3,390)
                                                                     ========       ========     ========     ========
Per share data:

Income per share before extraordinary item ........................  $   0.45
Extraordinary item ................................................     (0.15)
                                                                     --------
Net income per share - basic and diluted ..........................  $   0.30
                                                                     ========
Basic weighted average common share outstanding ...................    12,292
                                                                     ========
Diluted weighted average common share and common share
  equivalents outstanding .........................................    12,404
                                                                     ========

                             See accompanying notes.

                                SL Green Realty Corp.

                    Consolidated Statement of Stockholders' Equity

                                (Dollars in Thousands)

                                                   Distributions in                Additional
                                                      Excess of                      Paid-
                                                       Earnings     Common Stock   In Capital      Total
                                                       --------     ------------   ----------      -----
Balance at August 20, 1997 (Inception)

Net proceeds from Initial Public Offering of
  Common Stock..................................            --          $123        $223,366     $223,489
Net Income......................................        $3,685            --              --        3,685
Cash Distributions declared ($0.51 per
  common share of which none represented a
  return of capital for Federal Income Tax
  purposes).....................................        (6,269)           --              --       (6,269)
Contribution of the net assets of SL Green
  Predecessor in exchange for Units of the
  Operating Partnership and other Formation
  Transactions..................................            --            --         (44,697)     (44,697)
                                                   ============     ============   ==========    =========
Balance at December 31, 1997....................       $(2,584)         $123        $178,669     $176,208
                                                   ============     ============   ==========    =========

                              SL Green Realty Corp.

                 Combined Statements Of Owners' Equity (Deficit)

                             (Dollars in Thousands)

                                                                    SL Green
                                                                   Predecessor
                                                                   -----------
Balance at December 31, 1994......................................   $(15,521)
  Distributions...................................................         --
  Contributions...................................................         63
  Net loss for the year ended December 31, 1995...................     (3,390)
                                                                   -----------
Balance at December 31, 1995......................................    (18,848)
  Distributions...................................................       (552)
  Contributions...................................................      2,742
  Net income for the year ended December 31, 1996.................      8,253
                                                                   -----------
Balance at December 31, 1996......................................     (8,405)
  Distributions...................................................     (4,024)
  Contributions...................................................         25
  Net income for the period ended August 20, 1997.................     23,552
                                                                   -----------
Balance at August 20, 1997........................................   $ 11,148
                                                                   ===========

                             See accompanying notes.

                              SL Green Realty Corp.
                            Statements Of Cash Flows
                             (Dollars in Thousands)

                                                                        SL Green
                                                                       Realty Corp.         SL Green Predecessor
                                                                        ---------     ---------------------------------
                                                                                                  Year ended December 31,
                                                                      August 21, to  January 1, to
                                                                       December 31,    August 20,
                                                                           1997          1997        1996        1995
                                                                        ---------     ---------   ---------   ---------
Operating activities
Net income (loss) ....................................................  $   3,685     $  23,552   $   8,253   $  (3,390)
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities
   Depreciation and amortization .....................................      2,815           811         975         775
   Equity in net loss (income) from Service Corp's....................        101            --          --          --
   Minority interest..................................................        712            --
   Share of net (income) loss from uncombined joint ventures .........         --       (21,072)      1,763       2,249
   Deferred rents receivable .........................................       (946)         (102)       (362)         87
   Extraordinary -non cash portion, net of
      minority interest in 1997 ......................................        803            --      (8,961)         --
Changes in operating assets and liabilities:
   Restricted cash ...................................................       (223)           --        (563)        (38)
   Receivables .......................................................       (614)         (190)       (531)         47
   Related party receivables .........................................     (1,633)         (365)       (170)       (299)
   Deferred costs ....................................................       (707)         (279)     (1,108)       (465)
   Other assets ......................................................     (3,101)          579        (287)       (858)
   Accounts payable and accrued expenses .............................      3,142           118         280        (180)
   Accounts payable to related parties ...............................        830          (201)        121         948
   Deferred land lease payable .......................................        297            --          --          --
   Security deposits .................................................         --            77          --          --
   Security deposits payable .........................................         --           (67)        564          29
   Accrued interest payable ..........................................        552           (23)        298         861
                                                                        ---------     ---------   ---------   ---------
Net cash provided by (used in) operating activities ..................      5,713         2,838         272        (234)
                                                                        ---------     ---------   ---------   ---------
Investing activities
Additions to land, buildings and improvements ........................   (217,165)       (7,411)    (10,725)       (369)
Contributions to partnership investments .............................         --           (25)     (1,650)        (63)
Distributions from partnership investments ...........................         --         1,877          --          --
                                                                        ---------     ---------   ---------   ---------
Net cash used in investing activities ................................   (217,165)       (5,559)    (12,375)       (432)
                                                                        ---------     ---------   ---------   ---------
Financing Activities
Proceeds from mortgage notes payable .................................     21,000         7,000      16,680          --
Payments of mortgage notes payable ...................................    (76,822)         (219)     (6,910)         --
Proceeds form senior revolving credit facility .......................     76,000            --          --          --
Capitalized lease obligation .........................................         58            --          --          --
Mortgage loan receivable .............................................    (15,500)           --          --          --
Cash distributions to owners .........................................         --        (4,024)       (552)         --
Cash contributions from owners .......................................         --            25       2,742          63
Dividends and distributions paid .....................................     (2,348)           --          --          --
Deferred loan costs ..................................................     (1,643)           --          --          --
Net proceeds from sale of common stock ...............................    228,704            --          --          --

Formation expenses ...................................................     (5,215)           --          --          --
                                                                        ---------     ---------   ---------   ---------
Net cash provided by financing activities ............................    224,234         2,782      11,960          63
Net increase (decrease) in cash and cash
   equivalents .......................................................     12,782            61        (143)       (603)
Cash and cash equivalents at beginning of period .....................         --           476         619       1,222
                                                                        ---------     ---------   ---------   ---------
Cash and cash equivalents at end of period ...........................  $  12,782     $     537   $     476   $     619
                                                                        =========     =========   =========   =========

Supplemental cash flow disclosures
Interest paid ........................................................  $   1,583     $   1,085   $   1,059   $     351
                                                                        =========     =========   =========   =========
Income taxes paid ....................................................  $      --     $      --   $      --   $      35
                                                                        =========     =========   =========   =========

Supplemental disclosure of non-cash investing and financing activities
Formation transaction activity:
   Assets acquired
   Commercial real estate, net .......................................  $  91,123
   Other assets ......................................................  $  16,751

   Liabilities Assumed
   Mortgage notes payable ............................................  $  73,073
   Capitalized lease obligation ......................................  $  14,431
   Deferred land lease ...............................................  $   8,184
   Security deposits payable .........................................  $   4,262

In December 1997 the Company declared distributions per unit of $0.35. The distributions were paid in 1998.

                             See accompanying notes.

                              SL Green Realty Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1997

                             (Dollars in Thousands)

1. Organization and Basis of Presentation

Initial Public Offering and Formation Transactions

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

      The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through a public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of December 31, 1997, no shares of Excess Stock or Preferred Stock are issued and outstanding.

      Concurrent with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain Formation Transactions (the "Formation Transactions").

      The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties (50 West 23rd Street, 1140 Avenue of the Americas, and 1372 Broadway) approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which included $20 million to repay a loan that was made to a company indirectly owned by Stephen L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions (See note 2).

      Substantially all of the Company's assets are held by, and it conducts its operations through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors hold, in the aggregate, a 16.2% limited partnership interest in the Operating Partnership.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Principles of Combination - SL Green Predecessor

      The SL Green Predecessor is not a legal entity but rather a combination of real estate properties and affiliated real estate management, construction and leasing entities under common control and management of Stephen L. Green; and interests owned and managed by Stephen L. Green in entities accounted for on the equity method (see note 2) that are organized as partnerships and a limited liability company. The entities included in this financial statement have been combined for only the periods that they were under common control and management. All significant intercompany transactions and balances have been eliminated in combination. Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the applicable agreements.

      The accompanying combined financial statements include partnerships and corporations which are under common control as follows:

                                              Stephen L. Green
                                                 Percentage
         Entity             Property/Service      Ownership      Ownership Type
         ------             ----------------      ---------      --------------

Office Property Entities

 64-36 Realty Associates   70 West 36th Street        95%       General partner
 1414 Management           1414 Avenue of the
    Associates, LP         Americas                  100%       General partner

Service Corporations

 SL Green Management,
    Corp.                  Management                100%       Sole shareholder
                           Management and
 SL Green Leasing, Inc.    leasing                   100%       Sole shareholder
 Emerald City
    Construction Corp.     Construction              100%       Sole shareholder

      On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates LLC, which was funded by a loan from Lehman Brothers Holdings Inc., which as of that date is included in the combined financial statements (see note 2).

      For the entities accounted for on the equity method, SL Green Predecessor records its investments in partnerships and limited liability company at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

Management

      In order to maintain the Company's qualification as a REIT while realizing income from management leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company will not own 100% of the interest are conducted through the Service Corporations. In so doing, the Company should not incur a risk of this revenue exceeding the 5% REIT Qualifying Income Test. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership will receive substantially all of the cash flow (if any) from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Operating Partnership owns a 100% interest in the Management LLC. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

All of the management and leasing with respect to the properties contributed and acquired by the Company are conducted through the management LLC. The Operating Partnership owns 100% interest in the management LLC.

Partnership Agreement

      In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are to be made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company will be required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient distributions by the Company to avoid any federal income or excise tax at the Company level as a consequence of a sale of a SL Green property. Under the Operating Partnership agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects shares of common stock. In accordance with the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation of Real Estate Properties

      Depreciation and amortization is computed on the straight-line method as follows.

Category                        Term
--------                        ----

Building (fee ownership)        40 years
Building improvements           remaining life of the building
Building (leasehold interest)   lesser of 40 years or remaining life of the
                                lease
Property under capital lease    49 years
Furniture and fixtures          four to seven years
Tenant improvements             remaining life of the lease

      Depreciation expense included amortization of the capital lease asset amounted to $2,526 for the period August 21, 1997 to December 31, 1997 and $591 for the period January 1, 1997 to August 20, 1997, $788 and $579 in 1996 and 1995 respectively.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Restricted Cash

      Restricted cash primarily consists of security deposits held on behalf of tenants.

Revenue Recognition

      Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. The Company establishes an allowance on a current basis a reserve for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

Rent Expense

      Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlining lease is included in the deferred lease payable in the accompanying combined balance sheet.

Deferred Lease Costs

      Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

      Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period incurred.

Earnings Per Share

      In 1997, Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("SFAS No. 128"), replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for the quarter ended September 30, 1997 have been restated to conform to SFAS No. 128 requirements.

Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality institutions.

Management of the Company performs ongoing credit evaluation of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the SL Green Predecessors' buildings and new acquisitions are all located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant represents a dominant share of the Company's revenue and no tenant represents 10% of the Company's

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

revenue. Approximately 19% of the Company's revenue for the period August 21, 1997 to December 31, 1997 was derived from 673 First Avenue.

Stock-Based Compensation

      The Company accounts for its stock compensation arrangements under the provisions of APB opinion No. 25, "Accounting for Stock Issued to Employees". Since the stock options are granted by the Company at the fair value of the shares at the date of grant, no compensation expense is recognized in the financial statements. Awards of stock, restricted stock or employee loans to purchase stock which may be forgiven over a period of time are expensed as compensation expense on a current basis over the benefit period.

Income Taxes

      The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the period August 21, 1997 to December 31, 1997. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1997, the Company believes it is in compliance with all REIT requirements and was not subject to federal income taxes.

Recently Issued Accounting Pronouncements

      SFAS 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131") is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

      The Company does not believe that the implementation of SFAS No. 131 will have a material impact on its financial statements.

2. Investment in Uncombined Joint Ventures

      The SL Green Predecessor's investments in three partnerships and a limited liability company had been accounted for under the equity method since control was shared with other parties. The investment in partnerships and limited liability company were as follows:

     Partnerships/Limited                             Green Group
      Liability Company              Property          Ownership      Ownership Type
      -----------------              --------          ---------      --------------
673 First Realty Company.......  673 First Avenue          67%     Co-general partner
470 Park South Associates, LP..  470 Park Avenue South     65%     Co-general partner
29/35 Realty Associates, LP....  29 West 35th Street      21.5%    Co-general partner
Praedium Bar Associates,                                           Has veto rights relating to sale

LLC ("Praedium Bar")...........  36 West 44th Street      10%(A)   and financing

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

----------

(A) Praedium Bar acquired the first mortgage related to the property in October, 1996 which provides for substantially all the economic interest in the property and has the sole right to purchase the fee interest, (the property deed is in escrow), for a nominal cost; accordingly SL Green Predecessor has accounted for Praedium Bar investment as a ownership interest in the property. On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates, LLC for $6.3 million. The current owners of the fee interest in 36 West 44th Street and the leasehold interest in 35 West 43rd Street are obligated to transfer their interests, in this property to the Company not later than October 1, 1998.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

      Condensed combined financial statements of the partnerships and the limited liability company, are as follows:

                                                   December 31,
                                                      1996
                                                   ------------
Condensed balance sheets
Assets:
Commercial real estate property, net..............    $72,958
Deferred rent receivable..........................     14,860
Cash and cash equivalents, including restricted
  cash of $1,588..................................      3,811
Deferred costs and other assets...................      7,271
                                                   ----------
Total assets......................................    $98,900
                                                   ==========

Liabilities:
Mortgages and accrued interest
  payable ........................................    $90,245
Obligations under capital lease...................     14,265
Deferred rent payable.............................     11,459
Accounts payable and other liabilities............      4,560
Owners' deficit
  SL Green Predecessor............................    (15,570)
  Other partners..................................     (6,059)
                                                   ----------
Total owners' deficit.............................    (21,629)
                                                   ==========
Total liabilities and owner's deficit.............    $98,900
                                                   ==========

                                                  January 1, to  Year ended December 31,
                                                   August 20,   -----------------------
                                                      1997         1996         1995
                                                      ----         ----         ----
Condensed statements of operations
 Rental revenue and escalations..................      $13,552      $18,874    $17,934

 Other revenue...................................           --           28         18
                                                  ------------   ----------  ---------
 Total revenues..................................       13,552       18,902     17,952
 Interest........................................        5,320        7,743      7,785
 Depreciation and amortization...................        2,510        3,580      3,768
 Operating and other expenses....................        7,142       10,036      9,552
                                                  ------------   ----------  ---------
 Total expenses..................................       14,972       21,359     21,105
 Operating loss before outside partner's interest       (1,420)      (2,457)    (3,153)
 Elimination of inter-company management fees....          240          355        335
 Extraordinary gain on forgiveness of
  debt..........................................        33,419           --         --

 Other partner share of the (income) loss........      (10,922)         694        904
                                                  ============   ==========  =========
 Income (loss) allocated to the SL Green
  Predecessor...................................       $21,317      $(1,408)   $(1,914)
                                                  ============   ==========  =========

      There are several business relationships with related parties which involve management, leasing and construction fee revenues and maintenance expense. Transactions relative to the aforementioned combined statements of

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

operations and balance sheet for the equity investees include the following before elimination of intercompany transactions:

                                        January 1, to    Year ended December 31,
                                          August 20,     -----------------------
                                             1997              1996  1995
                                             ----              ----  ----

Management fee expenses.................     $448              $622  $563
Leasing commission expenses.............      295               218    48
Construction fees.......................    1,796               185   376
Maintenance expenses....................      186               227   132

3. Property Acquisitions

      In connection with the Formation Transaction (see note 1), the Company acquired the first mortgage related to 1372 Broadway on August 21, 1997 which provides for substantially all of the economic interest in the property and has the sole right to purchase the fee interest; accordingly, the Company has accounted for the 1372 Broadway investment as ownership interest in the property. The Company purchased the fee interest in January 1998 for approximately $1 million.

      On September 15, 1997, the Operating Partnership acquired the land and building at 110 East 42nd Street for $30 million. The acquisition was funded by proceeds of an LBHI loan and the Offering.

      On December 19, 1997, the Operating Partnership exercised the Company's option to acquire an interest in 17 Battery Place for approximately $59 million. In connection with this acquisition, the Company also loaned $15.5 million to the co-tenant at 17 Battery Place. The mortgage receivable bears interest at 12% and is due September 30, 1998 and is secured by a first mortgage on the co-tenant's interest in the property. The cash required to purchase and the loan were funded through borrowings under the Company's senior unsecured revolving credit facility.

      In connection with the acquisition of 17 Battery Place, prior to January 1, 1999, the Company is required to make available up to 153,000 rentable square feet of vacant office space to tenants of 17 Battery Place, who currently occupy portions of the co-tenants space. In order to convert the upper floors of the South Building into hotel/ residential space, the co-tenant plans to exercise relocation options to relocate tenants from its hotel/ residential space to the Company's office space.

      On December 30, 1997 the Operating Partnership acquired a condominium ownership interest at 633 Third Avenue for $10.5 million and a capital reserve of $1 million. The acquisition was funded by proceeds from a mortgage loan on 50 West 23rd Street and cash on hand.

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1997 and 1996 as though each acquisition described above and each acquisition included in the Offering and Formation Transactions was made on January 1, 1996.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

                                                              1997         1996
                                                            -------      -------
Revenues .............................................      $80,675      $78,648
Pro forma net income .................................       18,147       14,348
Pro forma basic earnings per share ...................         1.47         1.18
Pro forma diluted earnings per share .................         1.46         1.17
Common and common equivalent share - basic ...........       12,293       12,293
Common and common equivalent share - diluted .........       12,404       12,404

4. Deferred Costs

      Deferred costs consist of the following:

                                                        1997             1996
                                                        ----             ----
Deferred financing ...........................        $  3,147         $    982
Deferred lease ...............................           7,201            1,613
Deferred offering ............................              --               87
                                                      --------         --------
                                                        10,348            2,682
Less accumulated amortization ................          (4,249)          (1,311)
                                                      --------         --------
                                                      $  6,099         $  1,371
                                                      ========         ========

5. Mortgage Notes Payable and Revolving Credit Facility

      The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1997 and 1996 are as follows:

      Property                        Mortgage Notes                         1997    1996
      --------                        --------------                         ----    ----
1414 Avenue of the   First mortgage note with interest payable at
   Americas          7.875%, due June 1, 2006(A) .........................  $   --  $9,946

70 West 36th Street  First mortgage note with interest payable at
                     LIBOR plus 2%, due January 29, 2001 (A) (B) .........      --   6,664

50 West 23rd Street  Note payable to Lehman Brothers Holdings, Inc. with interest based on LIBOR plus 1.75% (7.6875% at December 31, 1997) due December,

                     2007 (C) ............................................  7,000       --

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

50 West 23rd Street     Note payable to Lehman Brothers Holdings Inc., with interest
                        at 7.47% due August, 2007 (C)...........                          14,000        --
29 West 35th Street     First mortgage note with interest payable at 8.464%, due
                        February 1, 2001.................................                 $2,974
673 First Avenue        First mortgage note with interest payable at 9.0%, due
                        December 13, 2003............................................     18,013
470 Park Avenue South   First mortgage note with interest payable at 8.25%, due April
                        1, 2004......................................................     10,833
                                                                                        --------  --------
                        Total mortgage notes payable..................................   $52,820   $16,610
                                                                                        ========  ========

----------

(A)   These loans were repaid in connection with proceeds from the Offering.

(B) In January, 1996, the first mortgage was bifurcated into a first and second mortgage; the second mortgage was acquired by an unrelated entity for no consideration. In December 1996 the holder of the second mortgage on 70 West 36th Street forgave the indebtedness for no consideration; as a result SL Green Predecessor recognized extraordinary income of $8,961. The remaining unpaid portion of the first mortgage was paid during August 1997.

(C) The Lehman Brothers Holdings Inc. loan is collateralized by partnership interests in certain Property-owning entities.

      On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1997 the outstanding amount of indebtedness under the Credit Facility was $76 million, and the interest rate on such indebtedness was 7.265% per annum. At December 31, 1997 the Company's borrowing availability was $40 million.

      The interest rate of the existing mortgage loan which is collateralized by 50 West 23rd Street can be fixed in the future at 150 basis points plus the ten year US Treasury Note rate and maturing co-terminously with the underlying mortgage note when certain income targets are met.

Principal Maturities

      Combined aggregate principal maturities of mortgages and notes payable as of December 31, 1997 are as follows:

 1998.............................................................   $1,973
 1999.............................................................    2,228
 2000.............................................................   79,241
 2001.............................................................    3,473
 2002.............................................................    3,782
 Thereafter.......................................................   38,123
                                                                   ========
                                                                   $128,820
                                                                   ========

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Mortgage Recording Tax - Hypothecated Loan

      The Operating Partnership received loans totaling approximately $69.5 million from LBHI. These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 1140 Avenue of the Americas and 110 East 42nd Street. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by Lehman to service the loans which interest rate is commensurate with that of the portfolio of US Treasury securities, which mature on May 15, 1998. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented on a net basis in the consolidated balance sheet at December 31, 1997. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings.

6. Fair Value of Financial Instruments

      The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the SL Green Predecessor could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash equivalents, variable rate mortgages and fixed rate debt are carried at amounts which reasonably approximate their fair values.

      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. Rental Income

      The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 1998 to 2011. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for leases in effect at December 31, 1997 are as follows:

 1998.............................................................  $61,039
 1999.............................................................   59,423
 2000.............................................................   56,234
 2001.............................................................   53,146
 2002.............................................................   50,683
 Thereafter.......................................................  212,478
                                                                   ========
                                                                   $493,003
                                                                   ========

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

8. Related Party Transactions

      There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green exclusive of the uncombined joint ventures (see note 2) which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the years ended December 31, include the following:

                                    August 21,
                                       to      January 1,
                                    December       to
                                       31,     August 20,
                                      1997        1997     1996      1995
                                      ----        ----     ----      ----

Management revenues.............       $78        $172     $180      $221
Leasing commission revenues.....         8          29       37        36
Construction fees...............        14          37       25        69
Rental income...................        --          43       33        25
Maintenance expense.............       119         163       93        32

Amounts due from related parties at December 31, consist of:

                                                           1997            1996
                                                          ------          ------

SL Green Properties Inc. .......................          $   --          $  507
First Quality Maintenance ......................              --             160
250 PAS, Associates, LP. .......................              --             363
SL Green Management ............................             582              --
SL Green Leasing ...............................             498              --
Emerald City Corporation .......................             166              --
Officers .......................................             725             156
                                                          ------          ------
                                                          $1,971          $1,186
                                                          ======          ======

Amounts due to related parties at December 31, consist of:

                                                                 1997      1996
                                                                ------    ------
29 West 35th Street Predecessor Partnership ................    $   45    $   --
36 West 44th Street Predecessor Partnership ................        56        --
70 West 36th Street Predecessor Partnership ................        67        --
1414 Avenue of the Americas Predecessor Partnership ........        88        --
470 Park Avenue South Predecessor Partnership ..............        72        --
673 First Avenue Predecessor Partnership ...................        39        --

SL Green Properties, Inc. ..................................        --     2,213
                                                                ------    ------
                                                                $  367    $2,213
                                                                ======    ======

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

9. Stockholders' Equity

      The authorized capital stock of the Company consists of $200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock $0.01 par value per share, 75 million shares of excess stock, at $0.01 par value per share and 25 million shares of preferred stock, par value $0.01 per share. Under the Company's Charter, the Board of Directors will have authority to issue, without any further action by the stockholders, shares of capital stock in one or more series having such preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends, qualifications and terms and conditions of redemption as the Board of Directors may determine.

      During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (The "Stock Option Plan"). The Stock Option Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code ("ISOs"), (ii) the grant of stock options that do not so qualify ("NQSOs"), (iii) the grant of stock options in lieu of cash Directors' fees and employee bonuses, (iv) grants of shares of Common Stock, in lieu of compensation and (v) the making of loans to acquire shares of Common Stock, in lieu of compensation. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant in the case of ISOs; provided that, in the case of grants of NQSOs granted in lieu of cash Director's fees and employee bonuses, the exercise price may not be less than 50% of the fair market value of the shares of Common Stock on the date of grant. At December 31, 1997,
1.1 million shares of Common Stock are reserved for exercise of warrants and stock options.

      Options granted under the 1997 qualified stock option plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years form the date of grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing one year from the date of grant (with the exception of 10,000 options which have a vesting period of one year).

Information on stock options is shown in the following table:

                               Shares Outstanding  Exercisable      Price Range
                               ------------------  -----------      -----------
Balances at August 21, 1997                    --           --               --
Granted                                   626,000           --           $21.00
Granted                                    34,000           --           $24.69
Granted                                    10,000           --           $26.19
Became Exercisable                             --           --               --
Canceled                                  (10,000)          --           $21.00
                                          -------     --------
Balances at December 31, 1997             660,000           --  $21.00 - $26.19
                                          =======

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have differed. The Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially effect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model for all options granted on or after August 20, 1997 and a risk-free interest rate of 5.00%, dividend yield on common stock of 5%, a volatility factor for the market price of the

Company's Common Stock of .259 and a weighted-average expected life of options of approximately four years, the Company's pro forma net income, basic pro forma earnings per share and diluted pro forma earnings per share would have been $3,439, $0.28 and

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

$0.28, respectively, for the period August 20, 1997 to December 31, 1997. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different.

Earnings Per Share

      Basic and diluted earnings per common share for the period ended December 31, 1997 have been computed based upon weighted average equivalent shares outstanding of 12,292 and 12,404 respectively. The difference in the weighted average shares outstanding represents the inclusion of common share equivalents from options issued and outstanding at December 31, 1997 in the calculation of diluted earnings per share which is not included in basic earnings per share.

10. Benefit Plans

      The building employees of the individual partnerships are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $35, $44, $30 and $7 during the periods August 21, 1997 to December 31, 1997, January 1, 1997 to August 20, 1997 and the years ended December 31, 1996 and 1995, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

401(k) Plan

      During August 1997, the Company implemented a 401(k) Savings/ Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make any contributions to the 401(k) Plan during 1997.

11. Commitments and Contingencies

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

      The Company has entered into employment agreements with certain executive officers. Six executive officers have three year employment agreements which expire in August 2000. The base compensation associated with these employment agreements total $1,100 annually.

      The SL Green Predecessor is the lessor and sub-lessor of commercial buildings under operating leases with expiration dates ranging from 1998 to 2031. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the SL Green Predecessor for increases in certain operating costs and real estate taxes above their base year costs.

      In April 1988, the SL Green Predecessor entered into a lease agreement for property at 673 First Avenue in New York City, which has been capitalized for financial statement purposes. Land was estimated to be approximately

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease year 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

      The Company leases 673 First Avenue with a cost basis of $12,208 and cumulative amortization of $2,284 under a capital lease at December 31, 1997. The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 1997:

                                                           Noncancellable
                                                              Operating
                December 31              Capital Leases        Leases
                -----------              --------------        ------

          1998                             $  1,140           $  3,101
          1999                                1,140              3,101
          2000                                1,177              3,218
          2001                                1,290              3,451
          2002                                1,290              4,741
          Thereafter                         62,886            158,015
                                           --------           --------
          Total minimum lease
          payments                           68,923           $175,627
                                                              ========
          Less amount
          representing interest             (54,433)
                                           --------
          Present value of net
          minimum lease payments          $  14,490
                                           ========

      Rent expense under noncancellable operating leases for the year ended December 31, 1997 was $1,560.

12. Environmental Matters

      The management of the Company believes that the properties are in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that management believes would have a material adverse impact on the Company's financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

13. Extraordinary Items

      Forgiveness of mortgage debt totaling $22,087 (net of other partners' share of $11,332 for the period January 1, 1997 to August 20, 1997) is reflected in the accompanying SL Green Predecessor financial statements as an extraordinary gain.

      Prepayment penalties of $1,071 (net of minority interest of $207) and unamortized deferred charges of $803 (net of minority interest of $155) related to mortgages paid in connection with the Formation Transactions were expensed and are reflected in the Company's financial statements as an extraordinary loss.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

14. Quarterly Financial Data (Unaudited)

      The following summary represents the Company's results of operations for the quarters ended September 30, 1997 (August 21, 1997 to September 30, 1997) December 31, 1997 (in thousands, except share amounts)

                                            Quarter Ended       Quarter Ended
                                           December 31, 1997  September 30, 1997
                                           -----------------  ------------------

Total revenues ............................     $16,058           $   7,149
                                                =======           =========
Income net of minority interest and before
    extraordinary item ....................     $ 3,033           $   2,056
                                                =======           =========
Net income ................................     $ 3,503           $     182
                                                =======           =========
Income per share before extraordinary item.     $  0.29           $    0.17
                                                =======           =========
Net income per share - basic ..............     $  0.29           $    0.01
                                                =======           =========
Net income per share - diluted ............     $  0.28           $    0.01
                                                =======           =========

      The 1997 quarter's earnings per share amounts have been restated to comply with SFAS No. 128.

15. Subsequent Events

      Acquisition of 321 and Helmsley Properties.

      The Company announced in February 1998 three (3) additional properties placed under contract for purchase at a cost of approximately $176 million. The properties aggregate rentable area is approximately 1.7 million square feet. The Company closed two of these acquisitions in March 1998 and the third is expected to close during the second quarter of 1998. Acquisition financing for these properties was obtained through a commitment from Lehman Brothers Holdings, Inc. for a short term bridge loan for up to $275 million. The Company expects to use these loan proceeds to (i) re-pay the current balance on its line of credit ($93 million at March 1, 1998), (ii) fund the closing of the announced acquisitions and (iii) provide for general corporate purposes. The three acquisition properties are as follows:

321 West 44th Street

      On January 26, 1998 SL Green announced it had placed under contract a 200,000 square foot office building at 321 West 44th Street. The property was contracted to be acquired for $17 million in cash and was approximately 96% leased at the time of acquisition. Closing is anticipated to occur during the second quarter of 1998.

Acquisition of Helmsley Properties

      On February 20, 1998 the Company announced it had placed under contract for purchase of the fee interest in one property (1466 Broadway) and the operating interest of another property (420 Lexington Avenue, the Graybar

Building) from the Helmsley organization. The Graybar building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet. 1466 Broadway is located in the heart of Times Square at 42nd Street and Broadway encompassing approximately 290,000 square feet. The aggregate base purchase price for the two properties is $142 million. At the time the acquisition was announced, the Graybar building was 83% leased and 1466 Broadway was approximately 87% leased. The Company closed on these acquisitions on March 18, 1998.

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Acquisition Financing

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley properties (the "Bridge Facility"). This Bridge Facility which closed in March financed the Helmsley properties, paid-off the outstanding balance on the Company's Credit Facility and provide on going liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year. The interest rate is determined by a schedule of the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at date of borrowing). The original Credit Facility will remain committed but unused until the Bridge Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

                         Report of Independent Auditors

The Board of Directors
SL Green Realty Corp.

      We have audited the accompanying combined balance sheet of the uncombined joint ventures of SL Green Predecessor as of December 31, 1996 and the related combined statements of operations, owners' deficit and cash flows for the period from January 1, 1997 to August 20, 1997 and for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the combined financial statements referred to above present fairly in all material respects, the combined financial position of the uncombined joint ventures of SL Green Predecessor at December 31, 1996 and the combined results of its operations and its cash flows for the period from January 1, 1997 to August 20, 1997 and for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                          /S/ Ernst & Young LLP

New York, New York
February 10, 1998

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             Combined Balance Sheet

                             (Dollars in Thousands)

                                December 31, 1996

Assets
Commercial real estate properties, at cost:
    Land................................................     $6,366
    Buildings and improvements..........................     75,307
    Property under capital lease........................     12,208
                                                          ---------
                                                             93,881
    Less accumulated depreciation.......................    (20,923)
                                                          ---------
                                                             72,958
Cash and cash equivalents...............................      2,223
Restricted cash.........................................      1,588
Deferred rents receivable...............................     14,860
Deferred costs, net.....................................      4,812
Other assets............................................      2,459
                                                          ---------
Total assets............................................    $98,900
                                                          =========

Liabilities and owners' deficit
Mortgages and note payable..............................    $74,827
Accrued interest payable................................     15,418
Obligations under capital lease.........................     14,265
Deferred rent payable...................................     11,459
Accounts payable and accrued expenses...................      1,200
Accounts payable to related parties.....................        688
Security deposits.......................................      2,672
                                                          ---------
Total liabilities.......................................    120,529
Commitments, contingencies and other comments
Owners' deficit:
  SL Green Predecessor..................................    (15,570)
  Other partners........................................     (6,059)
                                                          ---------
Total owners' deficit...................................    (21,629)
                                                          ---------
Total liabilities and owners' deficit...................    $98,900
                                                          =========

                             See accompanying notes.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                        Combined Statements of Operations

                             (Dollars in Thousands)

                                           January 1, to Year ended December 31,
                                             August 20   -----------------------
                                               1997          1996        1995
                                             --------      --------    --------


Revenues:
  Rental revenue ........................... $ 12,604      $ 17,386    $ 16,519
  Escalation and reimbursement revenues ....      859         1,488       1,415
  Other income .............................       89            28          18
                                             --------      --------    --------
Total revenues .............................   13,552        18,902      17,952
                                             --------      --------    --------
Expenses:
  Operating expenses:
    Other ..................................    2,342         3,115       2,931
    Related parties ........................      634           849         695
  Real estate taxes ........................    1,741         2,316       2,183
  Rent expense .............................    2,425         3,756       3,743
  Interest .................................    5,320         7,743       7,785
  Depreciation and amortization ............    2,510         3,580       3,768
                                             --------      --------    --------
Total expenses .............................   14,972        21,359      21,105
                                             --------      --------    --------
Loss before extraordinary gain .............   (1,420)       (2,457)     (3,153)
                                             --------      --------    --------
Extraordinary Gain .........................   33,419            --          --
                                             --------      --------    --------
Net income (loss) .......................... $ 31,999      $ (2,457)   $ (3,153)
                                             ========      ========    ========

                             See accompanying notes.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                     Combined Statements Of Owners' Deficit

                             (Dollars in Thousands)

                                                      SL Green &    All other
                                                  Related Entities  Partners     Total
                                                  ----------------  --------     -----
Balance at December 31, 1994 .......................  $(13,271)     $ (7,473)  $(20,744)
  Distributions ....................................        --            --         --
  Contributions ....................................        63            62        125
  Net loss for the year ended December 31, 1995 ....    (2,249)         (904)    (3,153)
                                                      --------      --------   --------
Balance at December 31, 1995 .......................   (15,457)       (8,315)   (23,772)
  Distributions ....................................        --        (1,150)    (1,150)
  Contributions ....................................     1,650         4,100      5,750
  Net loss for the year ended December 31, 1996 ....    (1,763)         (694)    (2,457)
                                                      --------      --------   --------
Balance at December 31, 1996 .......................   (15,570)       (6,059)   (21,629)
  Distributions ....................................    (1,702)       (1,345)    (3,047)
   Other-reclassification of joint venture to
    combined property ..............................      (880)       (4,463)    (5,343)
  Contributions ....................................       450           385        835
  Net income for the period ending August 20, 1997 .    21,102        10,897     31,999
                                                      --------      --------   --------
Balance at August 20, 1997 .........................  $  3,400      $   (585)  $  2,815
                                                      ========      ========   ========

                             See accompanying notes.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                        Combined Statements Of Cash Flows

                             (Dollars in Thousands)

                                                         January 1, to  Year ended December 31,
                                                           August 20    -----------------------
                                                             1997           1996         1995
                                                           --------       --------     --------
Operating activities
Net Income (loss) .......................................  $ 31,999       $ (2,457)    $ (3,153)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities
  Extraordinary item ....................................   (33,419)            --           --
  Depreciation and amortization .........................     2,510          3,580        3,768
  Deferred rents receivable .............................      (293)          (524)        (370)
  Other .................................................        93             --           --
Changes in operating assets and liabilities:
  Restricted cash .......................................      (135)          (383)          70
  Deferred costs ........................................      (639)          (705)         (54)
  Other assets ..........................................     1,552         (1,033)         (75)
  Accounts payable and accrued expenses .................      (616)           768         (192)
  Accounts payable to related parties ...................       (85)           (91)        (124)
  Security deposits .....................................       133            409         (102)
  Accrued interest on mortgage notes
    payable .............................................     1,144            969        1,781
                                                           --------       --------     --------
Net cash provided by operating activities ...............     2,244            533        1,549
                                                           --------       --------     --------
Investing activities
Additions to land, buildings and
  improvements ..........................................    (1,232)        (4,583)        (690)
                                                           --------       --------     --------
Net cash used in investing activities ...................    (1,232)        (4,583)        (690)
                                                           --------       --------     --------
Financing activities
Payments of mortgage notes payable ......................    (1,211)        (1,674)      (1,531)
Cash distributions to owners ............................    (3,047)        (1,150)          --
Cash contributions from owners ..........................       835          5,750          125
Capitalized lease obligations ...........................       824          1,277        1,532
                                                           --------       --------     --------
Net cash provided by (used in) financing
  activities ............................................    (2,599)         4,203          126
                                                           --------       --------     --------
Net increase (decrease) in cash and cash
  equivalents ...........................................    (1,587)           153          985
Cash transfer related to Praedium Bar
  Associates, LLC presented as a
  combined entity .......................................      (185)            --           --
Cash and cash equivalents at beginning
  of period .............................................     2,223          2,070        1,085
                                                           --------       --------     --------
Cash and cash equivalents at end of
  period ................................................  $    451       $  2,223     $  2,070
                                                           ========       ========     ========
Supplemental cash flow disclosures
Interest paid ...........................................  $  4,176       $  6,774     $  6,004
                                                           ========       ========     ========
Supplemental schedule of non cash
  investing and financing activities:
  Assumption of mortgage in connection with property
    acquisition .........................................        --       $ 10,200           --

      On June 30, 1997 the remaining interest of Praedium Bar Associates, LLC ("Praedium Bar") was purchased by an affiliate of Stephen L. Green. In connection with the purchase as of June 30, 1997, the assets and liabilities of Praedium Bar have been excluded from the financial statements of the uncombined joint ventures of SL Green Predecessor and have been presented in the combined financial statements of SL Green Predecessor. The assets, liabilities and owners' equity of Praedium Bar as of June 30, 1997 were as follows:

 Commercial real estate property, net.............................  $14,383
 Total assets.....................................................   16,174
 Mortgage notes payable...........................................   10,200
 Total liabilities................................................   10,831
 Owners' equity...................................................    5,343

                             See accompanying notes.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                                December 31, 1996

                          Notes to Combined Statements

                             (Dollars in Thousands)

1. Description of Business and Significant Accounting Policies

      The uncombined joint ventures of SL Green Predecessor are engaged in the business of owning, managing and leasing, and repositioning Class B office properties in Manhattan, New York.

Formation Transactions

      Concurrently with the consummation of the initial public offering of SL Green Realty Corp. (the "REIT") Common Stock (the "Offering"), which was completed on August 20, 1997 the REIT and a newly formed limited partnership, SL Green Operating Partnership, L.P. (the "Operating Partnership"), together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which hold ownership interests in the properties (collectively, the "Participants"), engaged in certain formation transactions (the "Formation Transactions"). The Formation Transactions were designed to (i) enable the REIT to raise the necessary capital to acquire the remaining interests in the uncombined joint ventures of the SL Green Predecessor and repay certain mortgage debt relating thereto and pay other indebtedness, (ii) enable the REIT to acquire properties, (iii) fund costs, capital expenditures, and working capital, (iv) provide a vehicle for future acquisitions, (v) enable the REIT to comply with certain requirements under the Federal income tax laws and regulations relating to real estate investment trusts, and (vi) preserve certain tax advantages for certain Participants.

      The REIT is the sole general partner in the Operating Partnership. The Operating Partnership received a contribution of interests in the real estate properties in exchange for units of limited partnership interests in the Operating Partnership and/or cash. The REIT is a fully integrated self-administered and self-managed.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

Principles of Combination

      The uncombined joint ventures of the SL Green Predecessor is not a legal entity but rather a combination of real estate properties (collectively, the "Properties") and interests in entities that are organized as partnerships and a limited liability company. The operations of the properties are included in the financial statements of the SL Green Predecessor from the date of acquisition and management. All significant intercompany transactions and balances have been eliminated in combination.

      Capital contributions, distributions and profits and losses are allocated to the owners in accordance with the terms of the applicable agreements.

      The joint ventures, included in the accompanying combined financial statements include partnerships and a limited liability company which are managed but not controlled by the SL Green Predecessor, are as follows:

Partnerships/Limited                                    SL Green Predecessor
Liability Company                    Property           Percentage Ownership     Ownership Type
-----------------                    --------           --------------------     --------------
673 First Realty Company.......  673 First Avenue              67.0%           Co-general partner
29/35 Realty Associates, LP....  29 West 35th Street           21.5%           Co-general partner
470 Park South Associates, LP..  470 Park Avenue South         65.0%           Co-general partner
Praedium Bar Associates, LLC...  36 West 44th Street           10.0%(A)        Has veto rights
("Praedium Bar")                                                               relating to sale and
                                                                               financing

(A) Praedium Bar acquired the first mortgage related to the property in October, 1996 which provides for substantially all the economic interest in the property and has the sole right to purchase the fee interest, (the property deed is in escrow), for a nominal cost; accordingly SL Green Predecessor has accounted for Praedium Bar investment as an ownership in the property. On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates, LLC for $6.3 million.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Depreciation of Real Estate Properties

      Depreciation and amortization is computed on the straight-line method as follows:

 Category                              Term
 --------                              ----

 Building............................  40 years
 Property under capital lease........  49 years
 Building improvements...............  remaining life of the building
 Tenant improvements.................  remaining life of the lease

      Depreciation expense including the amortization of the capital lease asset amounted to $2,917, and $2,999 in 1996 and 1995 respectively. For the period ended August 20, 1997 depreciation expense amounted to $1,859.

Cash and Cash Equivalents

      The SL Green Predecessor considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

      Restricted cash consists of security deposits.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

Revenue Recognition

      Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying combined balance sheet. Contractually due but unpaid rents are included in other assets on the accompanying combined balance sheet. Certain lease agreements provide for reimbursement of real estate taxes, insurance and certain common area maintenance costs and rental increases tied to increases in certain economic indexes.

Deferred Lease Costs

      Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases, and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Deferred Financing Costs

      Deferred financing costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is retired before maturity.

Capitalized Interest

      Interest for borrowings used to fund development and construction is capitalized to individual property costs.

Rent Expense

      Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlining lease is included in the deferred lease payable in the accompanying combined balance sheet.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

Income Taxes

      The properties are not taxpaying entities for Federal income tax purposes, and, accordingly, no provision or credit has been made in the accompanying financial statements for Federal income taxes. Owners' allocable shares of taxable income or loss are reportable on their income tax returns.

Concentration of Revenue and Credit Risk

      Approximately 60% of the properties revenue for the two years ended December 31, 1996 were derived from 673 First Avenue. Approximately 50% of the properties revenue for the period January 1, 1997 to August 20, 1997 were derived from 673 First Avenue. The loss or a material decrease in revenues from this building for any reason may have a material adverse effect on the properties. In addition approximately 30% of the properties revenue for the two years ended December 31, 1996 and the period January 1, 1997 to August 20, 1997 were derived from three tenants, (Society of NY Hospital, Kallir, Phillips, Ross, Inc. and UNICEF), which lease space in the 673 First Avenue building.

      Management of the SL Green Predecessor performs on going credit evaluations of its tenants and requires certain tenants to provide security deposits.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

2. Mortgage Notes Payable

      The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1996 are as follows:

                                                                     Mortgage  Accrued
                                                                     Payable   Interest
Property                   Mortgage Notes With Fixed Interest          1996     1996
--------                   ----------------------------------          ----     ----
29 West 35th Street        First mortgage note with interest payable
                           at 8.464%, due February 1, 2001             $3,040      $21

673 First Avenue           First mortgage note with interest payable
                           at 9.0%, due December 13, 2003              19,439       --

470 Park Avenue South      First mortgage note with interest payable
                           at 8.25%, due April 1, 2004                 11,132       77

470 Park Avenue South      Second mortgage note with interest
                           payable at 10.0%, due October 31, 1999       1,067        9

(A) 470 Park Avenue South  Third mortgage note with interest payable
                           at 10.98%, due September 30, 2001           13,000   10,204
                                                                     --------   ------
                           Total Fixed Rate Notes                      47,678   10,311
                                                                     --------   ------
                           Mortgage Notes With Variable Interest
                           -------------------------------------
36 W 44th Street           First mortgage note with interest based
                           on LIBOR + 3.4%, due September 30, 1998     10,200       --

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

673 First Avenue    Second mortgage note with interest
                    based on adjusted LIBOR rate, as
                    defined by the mortgage agreement,
                    or Prime + 1.0%, due January 1, 2014    15,180    4,574
                                                           -------  -------

                    Total Variable Rate Notes               25,380    4,574
                                                           -------  -------

                              Unsecured Note
                              --------------
673 First Avenue    Unsecured note with interest based
                    on Prime plus 1.0%, due January 1,
                    2014                                     1,769      533
                                                           -------  -------
                    Total Unsecured Note                     1,769      533
                                                           -------  -------

                    Total Mortgages and Note Payable       $74,827  $15,418
                                                           =======  =======

An analysis of the mortgages and accrued interest are as follows:

                                                          Mortgage  Accrued
                                                          Payable   Interest
Mortgage Type                                               1996      1996
-------------                                               ----      ----

First mortgages                                            $43,811      $98
Second mortgages                                            16,247    4,583
Third mortgage                                              13,000   10,204
Unsecured note                                               1,769      533
                                                           -------  -------
                                                           $74,827  $15,418
                                                           =======  =======

----------

(A)   470 Park Avenue South

      The third mortgage requires the monthly payment of minimum interest at 6%. The difference between the minimum interest and the base interest of 10.98% may be deferred until the maturity of the mortgage. The mortgage requires additional interest of 50% of adjusted gross revenue, as defined in the mortgage agreement, of the property for the applicable loan year. If the total loan balance exceeds 90% of the appraised value in lieu of payments of additional interest all of the adjusted gross revenue shall be paid and applied as a reduction of the principal indebtedness until such time as the loan balance is reduced to 90% of the appraised value. Upon payment of the outstanding principal balance at maturity or on another date shared appreciation interest, as defined in the mortgage agreement will be due. The holder of the mortgage is entitled to an annual rate of return on the mortgage of 13%. If the annual rate of return is less than 13%, the share appreciation interest will be increased to the percentage necessary to provide the mortgage holder with such return. Additional interest of $19 was due in 1996 and was unpaid as of December 31, 1996.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

3. Extraordinary Item

      Forgiveness of mortgage debt totaling $33,419 is reflected in the 1997 Combined Statement of Operation as in extraordinary gain.

4. Deferred Costs

      Deferred costs consist of the following:

                                                1996
                                                ----

   Deferred financing.......................   $3,372
   Deferred lease...........................    7,415
                                              -------
                                               10,787
   Less accumulated amortization............   (5,975)
                                              -------
                                               $4,812
                                              =======

5. Fair Value of Financial Instruments

      The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the properties could realize on disposition of financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

      Cash equivalents and variable rate mortgages are carried at amounts which reasonably approximate their fair values. Estimated fair value is based on anticipated settlement in connection with the REIT formation, interest rates and other related factors currently available to the properties.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

for issuance of debt with similar terms and remaining maturities. The fair value by mortgage type as of December 31, 1996 is as follows:

                                                       Carrying
Mortgage Type                                           Amount    Fair Value
---------------                                        --------   ----------
 First Mortgages...............................         $43,811    $44,369
 Second Mortgages..............................          16,247      6,067
 Third Mortgages...............................          13,000     12,000
 Unsecured Note................................           1,769          0

      Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

6. Lease Agreements

Capital Lease

      In April 1988, the SL Green Predecessor entered into a lease agreement for property at 673 First Avenue in New York City, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease year 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

      Rent expense amounted to approximately $3,756 for each year ended December 31, 1996 and 1995 respectively. For the period January 1, 1997 to August 20, 1997 rent expense amounted to approximately $2,425.

Capital lease building

      Leased property consists of the following:

                                                1996
                                                ----

Building....................................  $12,208
Less accumulation amortization..............    2,035
                                              -------
Leased property, net........................  $10,173
                                              =======

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

7. Related Party Transactions

      There are several business relationships with related parties which involve management, leasing, and construction fee revenues and maintenance expenses in the ordinary course of business. Transactions include the following:

                                  January 1 to   Year ended December 31,
                                   August 20,    -----------------------
                                     1997           1996        1995
                                     ----           ----        ----

Management expenses..........        $448           $622        $563
Leasing commission expenses..         295            218          48
Construction fees............       1,796            185         376
Maintenance expenses.........         186            227         132

      Amounts due to related parties consist of:

                                                 December 31,
                                                     1996
                                                 ------------

SL Green Management Corp.........................    $512
Other partners...................................     176
                                                     ----
                                                     $688
                                                     ====

8. Benefit Plan

      The building employees of the individual partnerships are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $42 and $30 in 1996 and 1995 respectively; and $38 for the period January 1 to August 20, 1997. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

9. Contingencies

      SL Green Predecessor is party to a variety of legal proceedings relating to the ownership of the Properties arising in the ordinary course of business. SL Green Predecessor management believes that substantially all of these liabilities are covered by insurance. All of these matters, taken together, are not expected to have a material adverse impact on the uncombined joint venture of SL Green Predecessor's, financial position, results of operations or cash flows.

10. Environmental Matters

      The management of SL Green Predecessor believes that the properties are in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that management believes would have a material adverse impact on the uncombined joint venture of SL Green Predecessor's financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

                              SL Green Realty Corp.
              Schedule III-Real Estate And Accumulated Depreciation
                                December 31, 1997
                             (Dollars In Thousands)

      Column A                 Column B             Column C                 Column D                  Column E
      --------                 --------             --------                 --------                  --------
                                                  Initial Cost           Cost Capitalized    Gross Amount at Which Carried
                                                  ------------           ----------------    -----------------------------
                                                                     Subsequent to Acquisition     at Close of Period
                                                                     -------------------------     ------------------

                                                      Building and            Building and            Building and
   Description (2)           Encumbrance      Land    Improvements      Land  Improvements      Land  Improvements  Total
   ---------------           -----------      ----    ------------      ----  ------------      ----  ------------  -----
70 West 36th St.                       --    $1,517       $7,700         $13    $7,342         $1,530    $15,042   $16,572
1414 Avenue of the Americas            --     2,948        6,790          60       716          3,008      7,506    10,514
673 First Avenue                  $18,013
                             (1 mortgage)         0       43,618          --        82             --     43,700    43,700
29 West 35th Street                 2,974
                             (1 mortgage)       339        5,682          --        89            339      5,771     6,110
470 Park Avenue                    10,833
  South                      (1 mortgage)     3,750       30,718          --       212          3,750     30,930    34,680
36 West 44th Street                    --     3,259       13,330          --       592          3,259     13,922    17,181
1372 Broadway                          --    10,478       41,912          66       485         10,544     42,397    52,941
1140 Avenue of the Americas            --     4,207       16,828          54       231          4,261     17,059    21,320
50 West 23rd Street                21,000
                              (1 mortgage)    7,217       28,866          43       180          7,260     29,046    36,306
17 Battery Place                       --    11,686       46,744          --        --         11,686     46,744    58,430
110 East 42nd Street                   --     6,000       24,070          26       115          6,026     24,185    30,211
633 Third Avenue                       --     2,171        8,682          --        --          2,171      8,682    10,853
                             ------------   -------     --------        ----   -------        -------   --------  --------
                                  $52,820   $53,572     $274,940        $262   $10,044        $53,834   $284,984  $338,818
                             ============   =======     ========        ====   =======        =======   ========  ========

      Column A                Column F     Column G     Column H    Column I
      --------                --------     --------     --------    --------

                                                                  Life on Which
                            Accumulated     Date of      Date    Depreciation is
   Description (2)          Depreciation  Construction  Acquired    Computed
   ---------------          ------------  ------------  --------    --------

70 West 36th St.               $6,183                   12/19/84    Various
1414 Avenue of the Americas       378                    6/18/96    Various
673 First Avenue
                                8,432                    8/20/97    Various
29 West 35th Street
                                  474                    8/20/97    Various
470 Park Avenue
  South                         7,044                    8/20/97    Various
36 West 44th Street               307                    8/20/97    Various
1372 Broadway                     385                    8/20/97    Various
1140 Avenue of the Americas       154                    8/20/97    Various

50 West 23rd Street               265                    8/20/97    Various
17 Battery Place                    0                   12/19/97    Various
110 East 42nd Street              178                    9/15/97    Various
633 Third Avenue                    0                   12/30/97    Various
                              -------
                              $23,800
                              =======

----------

(1)   Encumbrance includes accrued interest of $235 December 31, 1996
(2)   All properties located in New York, New York

      The changes in real estate for the three years ended December 31, 1997 are as follows:

                                                  1997        1996        1995
                                                --------    --------    --------

Balance at beginning of year ...............    $ 26,284    $ 15,559    $ 15,190
Property Acquisitions and Formation
  Transactions .............................     306,752          --          --
Improvements ...............................       5,782      10,725         369
                                                --------    --------    --------
Balance at end of year .....................    $338,818    $ 26,284    $ 15,559
                                                ========    ========    ========

      The aggregate cost of land, buildings and improvements for Federal income tax purposes at December 31, 1997 was approximately $338,818.

      The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 1997 are as follows:

                                                1997         1996         1995
                                               -------      -------      -------

Balance at beginning of year ............      $ 5,721      $ 5,025      $ 4,508
Formation Transactions ..................       14,073           --           --
Depreciation for year ...................        4,006          696          517
                                               -------      -------      -------
Balance at end of year ..................      $23,800      $ 5,721      $ 5,025
                                               =======      =======      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and exchange Act of 1934, as amended, prior to April 30, 1998 (the "1998 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

      The information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP

   Consolidated Balance Sheet as of December 31, 1997 ........................30
   Consolidated Statement of Operations for the period August 21,
     1997 (Inception) to December 31, 1997 ...................................32
   Consolidated Statement of Stockholders' Equity for the Period
     August 21, 1997 (Inception) to December 31, 1997 ........................33
   Consolidated Statement of Cash Flows for the period August 21, 1997
     (Inception) to December 31, 1997 ........................................35
   Notes to Consolidated Financial Statements ................................37

THE SL GREEN PREDECESSOR


   Combined Balance Sheet as of December 31, 1996 ............................30
   Combined Statements of Operations for the period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........32
   Combined Statements of Owners' Equity (Deficit) for the period
     January 1, 1997 to August 20, 1997 and the Years Ended
     December 31, 1996 and 1995 ..............................................34

   Combined Statements of Cash Flows for the period January 1, 1997 to August 20, 1997 and the Years Ended December 31, 1996 and 1995 .......35
   Notes to the Combined Financial Statements ................................37

UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS

   Combined Balance Sheets as of December 31, 1996 and 1995 ..................60
   Combined Statements of Operations for the period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........61
   Combined Statements of Owners' Deficit for the Period January 1,
     1997 to August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..62 Combined Statements of Cash Flows for the Period January 1, 1997 to
     August 20, 1997 and the Years Ended December 31, 1996 and 1995 ..........63

   Notes to Combined Financial Statements ....................................65

(a)(2) Financial Statement Schedule

      Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                                INDEX TO EXHIBITS

(a)
Exhibits                                                                    Page
--------                                                                    ----

     3.1  Articles of Incorporation of the Company*
     3.2  Bylaws of the Company*
     4.1  Specimen Share certificate*
    10.1  Form of Agreement of Limited Partnership of the Operating Partnership*
    10.2 Form of Articles of Incorporation and Bylaws of the Management Corporation*
    10.3  Form of Articles of Incorporation and Bylaws of the Leasing
          Corporation*
    10.4 Form of Articles of Incorporation and Bylaws of the Construction Corporation*
    10.5 Form of Employment and Noncompetition Agreement among the Executive Officers and the Company*
    10.6 Employment and Noncompetition Agreement between David J. Nettina and the Company*
    10.7 Form of Registration Rights Agreement between the Company and the persons named therein*
    10.8  Amended 1997 Stock Option and Incentive Plan
    10.9  Option to Purchase 110 East 42nd Street*
   10.10  Assignment and Assumption of Contract**
   10.11 Contract of Sale between 110 East 42nd Street Associates Limited Partnership and Green 110 East 42nd Street Realty LLC**
   10.12  Option to Purchase 17 Battery Place*
   10.13  Amended and Restricted Agreement of Sale relating to 17 Battery
          Place***
   10.14  Assignment and Assumption of Contract relating to 17 Battery Place***
   10.15  Assignment and Assumption of Agreement relating to 17 Battery Place***
   10.16  Tenancy in Common Agreement relating to 17 Battery Place***
   10.17 Amended and Restricted Substitute Mortgage Note No. 1 relating to 17 Battery Place***
   10.18 Senior Unsecured Credit Facility documentation between the Company and LBHI***
    21.1  Subsidiaries of the Registrant*
    27.1  Financial Data Schedule

----------

* Incorporated by reference to the Company's Registration Statement on Form S-11 (333-29329).
** Incorporated by reference to the Company's Form 8-K filed on September 24, 1997.
***   Incorporated by reference to the Company's Form 8-K filed on January 2,
      1998.

(b) Report on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended December 31, 1997.

      (1) On September 24, 1997, the Registrant filed a Form 8-K relating to the acquisition of 110 East 42nd Street. On November 12, 1997, the Registrant filed a Form 8-K/A containing the acquired financial statements for that acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SL GREEN REALTY CORP.


Dated: March 20, 1998                     By: /s/ David J. Nettina
                                              ---------------------------------
                                              David J. Nettina
                                              Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                     Title                              Date
----------                     -----                              ----

/s/ Stephen L. Green
---------------------------    Chairman of the Board,             March 30, 1998
Stephen L. Green                Chief Executive Officer and
                                President (Principal Executive
                                Officer)

/s/ David J. Nettina
---------------------------    Executive Vice President,          March 20, 1998
David J. Nettina                Chief Operating Officer and
                                Chief Financial Officer
                                (Principal Financial Officer
                                and Principal Accounting Officer)

/s/ Benjamin P. Feldman
---------------------------    Executive Vice President,          March 30, 1998
Benjamin P. Feldman             General Counsel, Secretary
                                and Director

/s/ John H. Alschuler, Jr.
---------------------------    Director                           March 20, 1998
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III
----------------------------   Director                           March 20, 1998
Edwin Thomas Burton, III

/s/ John S. Levy
---------------------------    Director                           March 20, 1998
John S. Levy