Form 10-Q
period 1998-03-31
SL GREEN REALTY CORP
filed 1998-05-15
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to_____.

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 12,292,311 at May 12, 1998.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.                                                       PAGE
                                                                            ----

         Condensed Consolidated Balance Sheets as of March 31,
         1998 (unaudited) and December 31, 1997............................... 3

         Condensed Consolidated Statement of Operations for the Three
         Months Ended March 31, 1998 (unaudited).............................. 5

         Condensed Consolidated Statement of Stockholders' Equity............. 6

         Condensed Consolidated Statement of Cash Flows for the Three
         Months Ended March 31, 1998 (unaudited).............................. 7

         Notes to Condensed Consolidated Financial Statements
         (unaudited).......................................................... 8

SL Green Predecessor

         Condensed Combined Statement of Operations for the Three Months
         Ended March 31, 1997 (unaudited)..................................... 5

         Condensed Combined Statement of Cash Flows for the Three Months
         Ended March 31, 1997 (unaudited)..................................... 7

         Notes to Condensed Combined Financial Statements
         (unaudited)...........................................................8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS............................................ 13

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 19

Signatures................................................................... 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                         March 31,  December 31,
                                                           1998         1997
                                                        ----------   -----------
                                                       (Unaudited)

Assets
Commercial real estate properties, at cost:
Land ...................................................  $  68,902   $  53,834

Buildings and improvements .............................    341,892     272,776
Building leasehold .....................................     84,699          --
Property under capital lease ...........................     12,208      12,208
                                                          ---------   ---------
                                                            507,701     338,818
Less accumulated depreciation ..........................    (26,111)    (23,800)
                                                          ---------   ---------
                                                            481,590     315,018
Cash and cash equivalents ..............................     10,625      12,782
Restricted cash ........................................     13,341      10,310
Receivables ............................................      3,383         738
Related party receivables ..............................      1,557       1,971
Deferred rents receivable net of provision for doubtful
  accounts of $784 and $399 in 1998 and 1997,
  respectively .........................................     12,690      11,563
Investment in Service Corporations .....................      1,523       1,480
Mortgage loan receivable ...............................     15,500      15,500
Deferred costs, net ....................................      7,950       6,099
Other assets ...........................................      8,195       7,314
                                                          ---------   ---------

Total assets ...........................................  $ 556,354   $ 382,775
                                                          =========   =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                          March 31, December 31,
                                                            1998        1997
                                                          ---------  -----------
                                                         (Unaudited)

Liabilities and Stockholders' Equity
Mortgage notes payable .................................  $  52,340   $  52,820
Revolving credit facility ..............................         --      76,000
Acquisition facility ...................................    239,960          --
Accrued interest payable ...............................      1,016         552
Accounts payable and accrued expenses ..................      9,318       3,340
Accounts payable to related parties ....................        614         367
Capitalized lease obligations ..........................     14,550      14,490
Deferred land lease payable ............................      8,773       8,481
Dividend and distributions payable .....................      5,136       5,136
Security deposits ......................................     15,452      11,475
                                                          ---------   ---------
Total liabilities ......................................    347,159     172,661
                                                          ---------   ---------

Minority interest ......................................     33,864      33,906
                                                          ---------   ---------
Commitments, contingencies and other matters ...........

Stockholders' Equity
         Preferred stock, $.01 par value 25,000 shares
            Authorized, none outstanding ...............
         Common stock, $.01 par value 100,000 shares
            authorized, 12,292 issued and outstanding ..        123         123
         Additional paid - in  capital .................    178,669     178,669
         Officers' loans ...............................       (661)         --
         Distributions in excess of earnings ...........     (2,800)     (2,584)
                                                          ---------   ---------
Total stockholders' equity .............................    175,331     176,208
                                                          ---------   ---------

Total liabilities and stockholders' equity .............  $ 556,354   $ 382,775
                                                          =========   =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                           Three Months Ended
                                                           ------------------
                                                        SL Green       SL Green
                                                       Realty Corp.  Predecessor
                                                         March 31,     March 31,
                                                          1998           1997
                                                     -------------   -----------
                                                     (Consolidated)   (Combined)

Revenues
Rental revenue ......................................    $ 19,428       $1,489
Escalation and reimbursement
    revenues ........................................       2,128          149
Management revenues .................................          --          779
Leasing commissions .................................          --        1,475
Construction revenues ...............................          --           74
Investment income ...................................         637           --
Other income ........................................           4            5
                                                         --------       ------

Total revenues ......................................      22,197        3,971
                                                         --------       ------
Equity in income from Service
    Corporations ....................................          42           --
Equity in net loss from uncombined joint
    ventures ........................................          --          287
Expenses
Operating expenses ..................................       5,664          814
Ground rent .........................................       1,188           --
Interest ............................................       3,494          345
Depreciation and amortization .......................       2,693          271
Real estate taxes ...................................       3,283          243
Marketing, general and administrative ...............       1,038          896
                                                         --------       ------

Total expenses ......................................      17,360        2,569
                                                         --------       ------
Income before minority interest .....................       4,879        1,115
Minority interest ...................................        (790)          --
                                                         ========       ======
Net income ..........................................    $  4,089       $1,115
                                                         ========       ======
Per share data:
Net income per share (basic and
    diluted) ........................................    $   0.33
                                                         ========
Basic weighted average common shares
    outstanding .....................................      12,292
                                                         ========
Diluted weighted average common shares and
    common share equivalents
    outstanding .....................................      12,404
                                                         ========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)


                                                   Additional           Distributions
                                          Common     Paid-     Officer   in Excess of
                                           Stock   In Capital   Loans      Earnings      Total
                                           -----   ----------   -----      --------      -----
Balance at December 31, 1997 ...........   $123     $178,669       --      $(2,584)    $ 176,208
Net Income .............................     --           --                 4,089         4,089
Cash distributions declared ($0.35 per
Common share) ..........................     --           --       --       (4,305)       (4,305)
Officers' loans, net                                            $(661)                      (661)
                                           ----     --------    -----      -------     ---------
Balance at March 31, 1998 ..............   $123     $178,669    $(661)     $(2,800)    $ 175,331
                                           ====     ========    =====      =======     =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                              SL Green          SL Green
                                                            Realty Corp.       Predecessor
                                                           March 31, 1998    March 31, 1997
                                                           --------------   ---------------
                                                            (Consolidated)      (Combined)

Operating Activities:
Net income .................................................  $   4,089          $ 1,115
                                                              ---------          -------
Adjustments: To reconcile net income with net cash provided
  by operating activities:
  Minority interest ........................................        790               --
  Depreciation and Amortization ............................      2,693              271
  Equity in net loss from uncombined joint ventures ........         --              376
  Equity in net income from Service Corporations ...........        (42)
  Deferred rents receivable ................................     (1,128)             (39)
Changes in operating assets and liabilities:
  Restricted cash ..........................................       (853)             (15)
  Receivables ..............................................     (2,644)            (669)
  Related party receivables ................................       (247)             351
  Deferred lease costs .....................................       (691)              27
  Other assets .............................................       (882)              12
  Accounts payable and accrued expenses ....................      5,977             (227)
  Accounts payable to related parties ......................        247             (446)
  Accrued interest payable .................................        464               --
  Deferred land lease payable ..............................        292               --
  Security deposits payable ................................      1,798               13
                                                              ---------          -------
  Net cash provided by operating activities ................      9,863              769
                                                              ---------          -------
Investing Activities:
  Additions to land, buildings and improvements ............   (168,884)            (112)
                                                              ---------          -------
  Net cash used in investing activities ....................   (168,884)            (112)
                                                              ---------          -------

Financing Activities:
  Proceeds from acquisition facility .......................    239,960               --
  Payments of mortgage notes payable and loans .............       (480)             (66)
  Payment of credit facility ...............................    (76,000)              --
  Cash distributions to owners .............................         --             (286)
  Cash contributions from owners ...........................         --               13
  Deferred loan costs ......................................     (1,541)              --
  Cash dividends paid on stock .............................     (5,136)              --
  Capital lease ............................................         61               --
                                                              ---------          -------

  Net cash provided by (used in) financing activities ......    156,864             (339)
                                                              ---------          -------
  Net increase (decrease) in cash and cash equivalents .....     (2,157)             318

  Cash and cash equivalents at beginning of period .........     12,782              476
                                                              ---------          -------
  Cash and cash equivalents at end of period ...............  $  10,625          $   794
                                                              =========          =======
Supplemental disclosure of cash flow information:

Cash paid for interest: ....................................  $   3,030          $   345
                                                              =========          =======

   The accompanying notes are an integral part of these financial statements.

                              SL Green Realty Corp.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998

1. Organization and Basis of Presentation - SL Green Realty Corp.

Initial Public Offering and Formation Transactions

      SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green"). The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

      The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through a public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of March 31, 1998, no shares of Excess Stock or Preferred Stock are issued and outstanding.

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

      The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which includes $20 million to repay a loan that was made to a Company indirectly owned by Stephen L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions (See note 2).

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

                                                                         Stephen L. Green
                 Entity                        Property/Service        Percentage Ownership     Ownership Type
                 ------                        ----------------        --------------------     --------------
Office Property Entities:
   64-36 Realty Associates              70 West 36th Street                     95%           General partner
   1414 Management Associates, LP       1414 Avenue of the Americas            100%           General partner
Service Corporations:
   S.L. Green Management, Corp.         Management and leasing                 100%           Sole shareholder
   S.L. Green Leasing, Inc.             Management                             100%           Sole shareholder
   Emerald City Construction Corp.      Construction                           100%           Sole shareholder

      For the entities accounted for on the equity method, the SL Green Predecessor records its investments in partnerships and limited liability company at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

Condensed Statement of Operations for the Uncombined Joint Ventures is as follows:

                                                              Three months ended
                                                                March 31, 1997
                                                              ------------------
                                                                  (Unaudited)

Condensed statement of operations
Rental revenue and escalations ...............................     $ 5,447
Other revenue ................................................          10
                                                                   -------
Total revenue ................................................       5,457
                                                                   -------

Interest .....................................................       2,069
Depreciation and  amortization ...............................         969
Operating and other expenses .................................       2,972
                                                                   -------
Total expenses ...............................................       6,010
                                                                   -------
Operating loss before outside partner's interest .............        (553)
Elimination of inter-company management fees .................          89
Other partner share of income ................................         177
                                                                   -------
Loss allocated to the SL Green Predecessor ...................     $  (287)
                                                                   =======

Basis of Quarterly Presentation

      The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 1998 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K and the Company's registration statement on Form S-11 dated August 14, 1997.

Management

      In order to maintain the Company's qualification as a REIT while realizing income from management leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company will not own a 100% interest are conducted through the Service Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

      All of the management and leasing with respect to the properties contributed and acquired by the Company is conducted through the Management LLC which is owned 100% by the Operating Partnership.

Partnership Agreement

      In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any federal income or excise tax at the Company level as a consequence of a sale of SL Green property. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

2. Property Acquisitions

      During March 1998, the Company purchased the operating interest in the property located at 420 Lexington Avenue (the "Graybar Building") and the fee interest in the property located at 1466 Broadway from the Helmsley organization for $142 million. The Graybar Building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet and the property at 1466 Broadway is located at 42nd Street and Broadway encompassing approximately 290,000 square feet.

      During March 1998 the Company purchased the property located at 321 West 44th Street for approximately $17 million, comprised of approximately 209,000 square feet.

      On January 8, 1998, the Company acquired fee title to its property located at 1372 Broadway. Prior to this date the Company held a mortgagee's interest in this property with a right to acquire the fee without additional cost.

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 1998 and 1997 as though each acquisition since January 1, 1997 was completed at the beginning of such period. The pro forma revenues are based upon the Company utilizing the Bridge Facility and does not reflect the Company's recent public offering (see note 9).

                                                             1998        1997
                                                             ----        ----

      Total revenues......................................  $31,105    $30,759
      Pro forma net income................................   $3,449     $3,418
      Pro forma earnings per share (basic and diluted)
      Per common share - basic............................    $0.28      $0.28
      Per common and common equivalent share - diluted....    $0.28      $0.28

3. Hypothecated Loans

      During the period, the Company repaid the outstanding balance on its hypothecated mortgage recording tax loan. The tax credits secured by this loan were used to secure the Bridge Facility. Upon re-payment of the Bridge Facility a new hypothecated loan ($122 million) will be put in place to preserve these credits for future use.

4. Revolving Credit Facility and Acquisition Facility

      During March 1998, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley properties (the "Bridge Facility"). The Bridge Facility, which closed on March 18, 1998, financed the acquisition of the Helmsley properties, paid-off the outstanding balance on the Company's Credit Facility and will provide on going liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year with an interest rate that is determined by a schedule of the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at March
31, 1998). The Bridge Loan is secured by the unencumbered assets of the Company including mortgage tax credits previously associated with the Company's hypothecated loan. The original Credit Facility will remain committed but unused until the Bridge Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

5. Income Taxes

      No provision has been made for income taxes in the accompanying combined financial statements of SL Green Predecessor since such taxes, if any, are the responsibility of the individual partners.

6. Net Income Per Common Share

      Net income per common share-basic is computed in accordance with the treasury stock method and is based on the weighted average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares represent options outstanding. To arrive at the diluted per common share, the common stock equivalents resulted in increasing the number of shares outstanding by approximately 112,000 shares.

7. Commitments and Contingencies

      The Company and the Operating Partnership are not presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against them or their properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company and the Operating Partnership related to the routine litigation will not materially affect the financial position, operating results or liquidity of the Company and the Operating Partnership.

8. Related Party Transactions

      There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $36,000 for the three month period ended March 31, 1998. SL Green Predecessor's transactions with the related parties amounted to $123,000 for the three month period ended March 31, 1997.

9. Subsequent Events

      On March 19, 1998, the Board of Directors of the Company declared a $0.35 per share distribution to stockholders of record on March 31, 1998. The distribution, together with the distribution to the Unit holders of the Operating Partnership amounted to $5.1 million and was paid on April 15, 1998.

      On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively known as the Bar Building) for an additional cost of approximately $800,000.

      On May 13, 1998 the Company completed the sale of 10,000,000 shares of common stock and 4,000,000 shares of 8% Preferred Mandatory Income Redeemable shares with a liquidation preference of $25.00 per share ("the PIERS"). Gross proceeds from these equity offerings ($307 million, after underwriters discount) will be used principally to repay the Bridge Facility and acquire additional properties. These offerings resulted in a reduction of continuing investors interest in the Operating Partnership from 16.2% to 9.8%. If the overallotment options are exercised, the Company will issue an additional 1,500,00 shares of common stock and 600,000 shares of PIERS resulting in additional gross proceeds of $46.1 million.

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

      The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing elsewhere in this report, financial statements included in the Company's annual report on Form 10-K and the financial statements and related notes thereto included in the Company's registration statement on Form S-11 dated August 14, 1997. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below, consequently, the comparison of the historical periods prior to August 21, 1997 provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis.

Financial Condition

      Commercial real estate properties before accumulated depreciation increased approximately $168.9 million from March 31, 1998 to December 31, 1997 primarily as a result of the purchase of the operating position in 420 Lexington Avenue, and the property purchases of 1466 Broadway and 321 West 44th Street. These acquisitions were funded through a Bridge Facility and cash on hand. The Bridge Facility also repaid $93 million that was outstanding on the Company's revolving credit facility.

Results of Operations

      Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997. For discussion purposes, the results of operations from the three months ended March 31, 1998 represent the operations of SL Green Realty Corp and the results of operations for the three months ended March 31, 1997 represent solely the operating results of the SL Green Predecessor. Since March 31, 1997, the following transactions have occurred that have a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were not included in 1997 results, (ii) the results of 110 East 42nd Street (acquired September
1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended March 31, 1998, not included in the 1997 results and
(iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998) and 321 West 44th Street (acquired March 1998) (the "1998 Acquisitions") which are included for a portion of first quarter 1998 results, not included in the 1997 results.

      The rental revenue for the three months ended March 31, 1998 totaled $19.4 million representing an increase of $17.9 million compared to $1.5 million for the three months ended March 31, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $10.4 million (ii) the 1997 Acquisitions which increased rental revenue by $5.1 million, (iii) the 1998 Acquisitions which increased rental revenue by $2.0 million.

      Escalation and reimbursement revenue for the three months ended March 31, 1998 totaled $2.1 million representing an increase of $2.0 million compared to $149,000 for the three months ended March 31, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased revenue by $1.4 million, (ii) the 1997 Acquisitions which increased revenue by $442,000, (iii) the 1998 Acquisitions which increased revenue by $88,000.

      Investment income totaled $637,000 which represents interest income from the Battery Park mortgage ($465,000) and remainder form excess cash on hand with no income during the comparable period in 1997.

      As of the IPO date, third party management, leasing and construction revenues and related expense are incurred by the Service Corporations, which are 95% owned subsidiaries of the Company, which is accounted for on the equity method. This change in recognition of income and expense from third party business activities was made in order to be consistent with the REIT qualifying income test, as defined by the IRS. This change resulted in no management fees, leasing commissions or construction fee, being recorded by the Company, compared to the 1997 third party revenue recorded by the predecessor.

      Operating expenses for the three months ended March 31, 1998 totaled $5.7 million representing an increase of $4.9 million compared to $.8 million for the three months ended March 31, 1997. The increase was primarily attributable to:
(i) the IPO Acquisitions which increased operating expenses by $2.6 million (ii) the 1997 Acquisitions which increased operating expenses by $1.7 million and
(iii) the 1998 Acquisition expenses which increased operating expenses by $600,000.

      Ground rent for the three months ended March 31, 1998 totaled $1.2 million compared to none for the three months ended March 31, 1997 since ground rent is being incurred by properties acquired subsequent to March 31, 1997.

      Interest expense for the three months ended March 31, 1998 totaled $3.5 million representing an increase of $3.2 million compared to $345,000 for the three months ended March 31, 1997. The increase is primarily attributable to interest incurred on the Company's revolving line of credit, and Bridge Facility ($1.7 million) and additional mortgage debt, including interest on the Company's ground lease and capital lease obligations, ($1.5 million).

      Depreciation and amortization for the three months ended March 31, 1998 totaled $2.7 million representing an increase of $2.4 million compared to $271,000 for the three months ended March 31, 1997. The increase is primarily attributable to: (i) the IPO Acquisitions which increased depreciation by $1.6 million (ii) the 1997 Acquisitions which increased depreciation by $500,000
(iii) the 1998 Acquisitions which increased depreciation by $150,000, (iv) and an increase in the amortization of deferred finance costs totaling $200,000 associated with fees incurred on the Company's revolving credit facility and acquisition facility.

      Real estate taxes for the three months ended March 31, 1998 totaled $3.3 million representing an increase of $3.1 million compared to $243,000 for the three months ended March 31, 1997. The increase is primarily attributable to (i) the IPO Acquisitions which increased real estate taxes by $1.7 million (ii) the 1997 Acquisitions which increased real estate taxes by $1.0 million and (iii) the 1998 Acquisitions which increased real estate taxes by $300,000.

      Marketing, general and administrative expense for the three months ended March 31, 1998 totaled $1.0 million representing an increase of $104,000 compared to $896,000 for the three months ended March 31, 1997. The increase is due to higher costs associated with the Company's recent growth. This increase is partially off-set by the 1998 third party related costs incurred during 1998 which have been classified to the Service Corporations to correspond with the classification of third party revenue.

Pro Forma Results of Operations

      Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997. The Pro forma statements of operations for the three months ended March 31, 1998 and 1997, respectively, are presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through March 31, 1998. In addition to the IPO and Formation Transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended March 31, 1998 and not included in the 1997 results and (ii) the results of 420 Lexington Avenue (acquired March
1998), 1466 Broadway (acquired March 1998) and 321 West 44th Street (acquired March 1998) the "1998 Acquisitions" are included in a portion of the 1998 results and not included in the 1997 results.

      The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Company's IPO at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statement on Form S-11 dated August 14, 1997 and the condensed consolidated financial statements of the Company's. included elsewhere herein.

 Three months ended March 31, 1998 compared to three months ended March 31, 1997
                     (in thousands except percentage data)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,      Dollar    Percent
                                                       1998      1997     Change    Change
                                                       ----      ----   -------------------
                                                  (Historical) (Pro Forma)

Revenue
Rental revenue ...................................... $19,428  $11,470  $ 7,958      69.4%
Escalations & reimbursement revenues ................   2,128    1,137      991      87.2
Investment income ...................................     637       --      637      --
Other income ........................................       4    1,497   (1,493)    (99.7)
                                                      -------  -------  -------   -------
            Total revenues ..........................  22,197   14,104    8,093      57.4
                                                      -------  -------  -------   -------
Equity in net income of Service Corporations ........      42      376     (334)    (88.8)
                                                      -------  -------  -------   -------

Expenses
Operating expenses ..................................   5,664    2,907    2,757      94.8
Ground rent .........................................   1,188    1,059      129      12.2
Interest.............................................   3,494    1,478    2,016     136.4
Depreciation and amortization .......................   2,693    1,688    1,005      59.5
Real estate taxes ...................................   3,283    2,028    1,255      61.9
Marketing, general and administrative ...............   1,038      714      324      45.4
                                                      -------  -------  -------   -------
            Total expenses ..........................  17,360    9,874    7,486      75.8
                                                      -------  -------  -------   -------

            Income before minority interest ......... $ 4,879  $ 4,606  $   273       5.9%
                                                      =======  =======  =======   =======

      The rental revenue for the three months ended March 31, 1998 totaled $19.4 million an increase of $8.0 million versus March 31, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the 1997 acquisitions which increased rental revenue by $5.1 million, (ii) the 1998 acquisitions which increased rental revenue by $2.0 million and (iii) increased occupancy of the other portfolio buildings increased revenue $800,000.

      Escalation and reimbursement revenue for the three months ended March 31, 1998 totaled $2.1 million an increase of $1.0 million versus March 31, 1997. The increase is attributable to the revenue associated with: (i) the 1997 Acquisitions which increased revenue by $400,000, (ii) the 1998 Acquisitions which increased revenue by $100,000 and (iii) the core portfolio where revenue increased by $500,000.

      Investment income totaled $637,000 which represents interest income on the Battery Place mortgage ($465) and the balance earned from excess cash on hand. There was no income during the comparable period in 1997.

      Other income for the three months ended March 31, 1998 totaled $4,000 representing a decrease of $1.5 million compared to March 31, 1997. The decrease is primarily attributable to 1997 lease termination income (primarily at 1372 Broadway) that did not have corresponding activity during 1998.

      Operating expenses for the three months ended March 31, 1998 totaled $5.7 million representing an increase of $2.8 million compared to $2.9 million for the three months ended March 31, 1997. The increase was primarily attributable to: (i) the 1997 Acquisitions which increased operating expenses by $1.7 million and (ii) the 1998 Acquisitions which increased operating expenses by $800,000.

      Interest expense for the three months ended March 31, 1998 totaled $3.5 million representing an increase of $2.0 million compared to $1.5 million for the three months ended March 31, 1997. The increase is primarily attributable to interest incurred on the Company's revolving line of credit and acquisition facility ($1.7 million) and additional mortgage loans ($300,000).

      Depreciation and amortization for the three months ended March 31, 1998 totaled $2.7 million representing an increase of $1.0 million compared to $1.7 million for the three months ended March 31, 1997. The increase is primarily attributable to: (i) the 1997 Acquisitions which increased depreciation by $500,000 and (ii) the 1998 Acquisitions which increased depreciation by $200,000, additionally amortization of financing costs increased $200,000 due to fees recognized on the Company's revolving line of credit and acquisition facility.

      Real estate taxes for the three months ended March 31, 1998 totaled $3.3 million representing an increase of $1.3 million compared to $2.0 million for the three months ended March 31, 1997. The increase is primarily attributable to
(i) the 1997 Acquisitions which increased real estate taxes by $1 million and
(ii) the 1998 Acquisitions which increased real estate taxes by $300,000.

      Marketing, general and administrative expense for the three months ended March 31, 1998 totaled $1.0 million representing an increase of $324,000 compared to $714,000 for the three months ended March 31, 1997. The increase is due to higher costs associated with higher public entity costs ($100,000) and increased costs associated with the Company's recent growth ($186,000).

Liquidity and Capital Resources

      The SL Green Predecessor historically relied on fixed and floating rate mortgage financing plus the use of its capital for the acquisition, redevelopment and renovation of the Company's properties. The proceeds from the Offering, as well as the new mortgage loan in the amount of $14 million, which is secured by 50 West 23rd Street, were utilized to repay existing mortgage loans, acquire properties, pay Offering and Formation Transaction expenses and provide working capital. Total outstanding mortgage loans amounted to $46.3 million as a result of the Formation Transactions. All mortgage loans encumbering the Company's properties have fixed interest rates ranging from 7.47% to 9.0%.

      The Company asked the revolving Credit Facility, the "Credit Facility", banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Bridge Facility"). This Bridge Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provides on-going liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year. The interest rate is determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at March 31, 1998). The original Credit Facility will remain committed but unused until the Bridge Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

      At March 31, 1998 the mortgage loans and Bridge Facility represent approximately 46% of the Company's market capitalization based on an estimated total market capitalization (debt and equity, assuming conversion of all operating partnership units) of $638.8 million (based on a common stock price of $25.5625 per share, the closing price of the Company's common stock on the New York Stock Exchange on March 31, 1998). The Company's principal debt maturities are scheduled to be $1.49 million and $2.23 million for the nine months ending December 31, 1998 and the twelve months ending December 31, 1999, respectively.

      The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

      The Company estimates that for the nine months ended December 31, 1998 and the 12 months ending December 31, 1999, it will incur approximately $14.8 million and $11.8 million, respectively, of capital expenditures on properties currently owned. In 1998 and 1999, over $12.8 million and $9.7 million, respectively, of the capital investments are associated with capital investment dedicated to redevelopment costs associated with properties at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility (once obtained), from additional borrowings secured by the target property and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

Cash Flows

      Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

      Net cash provided by (used in) operating activities increased $10.1 million to $9.9 million provided by operations from $(231,000) used in operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was due primarily to the operating cash flow generated by the IPO Acquisitions, 1997 Acquisitions and 1998 Acquisitions, increased income from other properties and an increase in investment income. Net cash used in investing activities increased $168.8 million to $168.9 million from $112,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The increase was due primarily to the purchase of (i) certain properties in connection with the Offering (ii) the 1997 Acquisitions and (iii) the 1998 Acquisitions. Net cash provided by financing activities increased $157.2 million to $156.9 million for the three months ended March 31, 1998 compared to $339,000 cash used in financing activities for the three months ended March 31, 1997. The increase was primarily due to net proceeds from the Company's Bridge Facility ($240.0 million) which were used to pay-off the Company's Credit Facility and purchase the 1998 acquisitions. This increase was partially off-set by the $5.1 million dividend distribution payment and $1.5 million in deferred loan cost payments.

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

      On a pro forma basis after giving effect to the [ILLEGIBLE] Transactions, Funds from Operations for the three months ended March 31, 1998 and 1997 respectively, are as follows:

                                                             1998         1997
                                                            -------     --------
                                                          (Historical) (Pro Forma)

Income before extraordinary item .......................    $ 4,879     $ 4,606
Add:
Depreciation and amortization ..........................      2,693       1,688
Amortization of deferred financing costs and
      Depreciation of non-real estate assets ...........       (241)        (84)
                                                            -------     -------
FFO ....................................................    $ 7,331     $ 6,210
                                                            =======     =======

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      None

(b) Reports on Form 8-K:

         1.    Form 8-K dated December 19, 1997, Items 2 and 5.
         2.    Form 8-K/A No. 1 dated December 19, 1997, Items 2 and 5.
         3.    Form 8-K/A No. 2 dated December 19, 1997, Item 7.
         4.    Form 8-K dated February 3, 1998, Items 5 and 7.
         5.    Form 8-K dated March 18, 1998, Items 2 and 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SL GREEN REALTY CORP.


                                   By: /s/ David J. Nettina
                                       -----------------------------
                                       David J. Nettina
                                       Executive Vice President, Chief Operating
                                       Officer and Chief Financial Officer

Date: May 15, 1998