Form 10-Q
period 1998-06-30
SL GREEN REALTY CORP
filed 1998-08-14
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 23,792,311 at August 12, 1998.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SL Green Realty Corp.                                                       PAGE
                                                                            ----

      Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
      and December 31, 1997. ................................................  3

      Condensed Consolidated  Statements of Operations for the Three and Six
      Months Ended June 30, 1998 (unaudited) ................................  5

      Condensed  Consolidated  Statement of Stockholders' Equity for the Six
      Months Ended June 30, 1998 (unaudited) ................................  7

      Condensed  Consolidated  Statement  of Cash  Flows for the Six  Months
      Ended June 30, 1998 (unaudited) .......................................  8

      Notes to Condensed Consolidated Financial Statements
      (unaudited) ...........................................................  9

SL Green Predecessor

      Condensed  Combined  Statements  of  Operations  for the Three and Six
      Months Ended June 30, 1997 (unaudited) ................................  5

      Condensed  Combined  Statement  of Cash Flows for the Six Months Ended
      June 30, 1997 (unaudited) .............................................  8

      Notes to Condensed Combined Financial Statements
      (unaudited) ...........................................................  9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS ........................................... 14

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS ............... 23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .................................... 23

Signatures .................................................................. 24

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                     June 30,       December 31,
                                                       1998             1997
                                                     ---------       ---------
                                                    (Unaudited)
Assets
Commercial real estate properties, at cost:
Land ...........................................     $  76,395       $  53,834
Buildings and improvements .....................       411,917         272,776
Building leasehold .............................        83,263              --
Property under capital lease ...................        12,208          12,208
                                                     ---------       ---------
                                                       583,783         338,818
Less accumulated depreciation ..................       (29,523)        (23,800)
                                                     ---------       ---------
                                                       554,260         315,018
Cash and cash equivalents ......................        38,478          12,782
Restricted cash ................................        20,237          10,310
Receivables ....................................         3,559             738
Related party receivables ......................         2,382           1,971
Deferred rents receivable net of provision
  for doubtful accounts of $1,317 and $399
  in 1998 and 1997, respectively ...............        14,698          11,563
Investment in Service Corporations .............         1,432           1,480
Mortgage loans receivable ......................        21,769          15,500
Deferred costs, net ............................         7,689           6,099
Other assets ...................................         7,902           7,314
                                                     ---------       ---------
Total assets ...................................     $ 672,406       $ 382,775
                                                     =========       =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                       June 30,     December 31,
                                                         1998          1997
                                                       ---------     ---------
                                                      (Unaudited)
Liabilities and Stockholders' Equity
Mortgage notes payable ............................    $  51,860     $  52,820
Revolving credit facility .........................           --        76,000
Accrued interest payable ..........................          363           552
Accounts payable and accrued expenses .............       12,378         3,340
Accounts payable to related parties ...............          690           367
Capitalized lease obligations .....................       14,612        14,490
Deferred land lease payable .......................        9,065         8,481
Dividend and distributions payable ................       10,281         5,136
Security deposits .................................       16,140        11,475
                                                       ---------     ---------
Total liabilities .................................      115,389       172,661
                                                       ---------     ---------
Minority interest .................................       40,699        33,906

8% Preferred Income Equity Redeemable Stock
  $0.01 par value, $25.00 liquidation preference
  25 million shares authorized, 4.6 million
  outstanding in 1998 .............................      109,771            --
Commitments, contingencies and other matters ......

Stockholders' Equity
      Common stock, $.01 par value 100,000 shares
        authorized, 23,792 and 12,292
        issued and outstanding in 1998 and 1997,
        respectively ..............................          238            123
       Additional paid - in capital ................      413,404       178,669
      Officers' loans .............................         (627)           --
      Distributions in excess of earnings .........       (6,468)       (2,584)
                                                       ---------     ---------
Total stockholders' equity ........................      406,547       176,208
                                                       ---------     ---------
Total liabilities and stockholders' equity ........    $ 672,406     $ 382,775
                                                       =========     =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                        Three Months Ended               Six Months Ended
                                        ------------------               ----------------
                                      SL Green        SL Green        SL Green        SL Green
                                    Realty Corp.     Predecessor     Realty Corp.    Predecessor
                                      June 30,         June 30,        June 30,        June 30,
                                        1998             1997            1998            1997
                                      --------         -------         --------         -------
                                   (Consolidated)     (Combined)    (Consolidated)     (Combined)
Revenues
Rental revenue ...............        $ 29,302         $ 1,311         $ 48,730         $ 2,800
Escalation and reimbursement
  revenues ...................           4,022             302            6,150             456
Management revenues ..........              --             187               --             966
Leasing commissions ..........              --           1,552               --           3,088
Construction revenues ........              --              --               --               8
Investment income ............             928              --            1,565              --
Other income .................              --              11                4              16
                                      --------         -------         --------         -------
Total revenues ...............          34,252           3,363           56,449           7,334
                                      --------         -------         --------         -------
Equity in loss from Service
  Corporations ...............             (91)             --              (49)             --
Equity in net loss from
   uncombined joint
   ventures ..................                            (277)             --             (564)

Expenses
Operating expenses ...........           8,848             811           14,512           1,625
Ground rent ..................           3,536              --            4,724              --
Interest .....................           3,877             368            7,371             713
Depreciation and
  amortization ...............           3,951             328            6,644             599
Real estate taxes ............           5,471             239            8,754             482
Marketing, general and
  administrative .............           1,344             939            2,382           1,835
                                      --------         -------         --------         -------
Total expenses ...............          27,027           2,685           44,387           5,254
                                      --------         -------         --------         -------
Income before minority
  interest-Preferred stock
  dividends and
  extraordinary item .........           7,134             401           12,013           1,516
Minority interest ............            (762)             --           (1,552)             --
                                      --------         -------         --------         -------
Income before extraordinary
  item and preferred stock
  dividends and accretion ....           6,372             401           10,461           1,516
Extraordinary Item:
  Loss on early extinguishment
  of debt, net of minority
  interest ($52)..............            (522)             --             (522)             --
                                      --------         -------         --------         -------
Net income ...................           5,850             401            9,939           1,516

Preferred stock
   dividends .................          (1,120)             --           (1,120)             --
Preferred stock
   accretion .................             (71)             --              (71)             --
                                      --------         -------         --------         -------
Net income available to
  common shareholders ........        $  4,659         $   401         $  8,748         $ 1,516
                                      ========         =======         ========         =======

                              SL Green Realty Corp.
                 Condensed Statements of Operations -- Continued
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                          Three Months Ended             Six Months Ended
                                                          ------------------             ----------------
                                                       SL Green        SL Green        SL Green
                                                        Realty        Predecessor      Realty        SL Green
                                                         Corp.         June 30,         Corp.       Predecessor
                                                       June 30,          1997          June 30,       June 30,
                                                         1998                           1998           1997
                                                     ------------     -----------    -----------    ----------
                                                    (Consolidated)    (Combined)    (Consolidated)  (Combined)
Per share data (basic and diluted):
Income per share before extraordinary
   item .....................................        $     0.28                        $  0.60
Extraordinary item per share ................             (0.03)                         (0.03)
                                                     ----------                        -------
Net income available per common share .......        $     0.25                        $  0.57
                                                     ==========                        =======
Basic weighted average common shares
   outstanding ..............................            18,358                         15,342
                                                     ==========                        =======
Diluted weighted average common shares and
   common share equivalents outstanding .....            18,420                         15,434
                                                     ==========                        =======

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)

                                                                                                 Distributions
                                                     Common    Additional Paid-    Officers'      in Excess of
                                                      Stock      In Capital          Loans          Earnings           Total
                                                      -----      ----------          -----          --------           -----
Balance at December 31, 1997 ..................        $123        $178,669               --         $ (2,584)        $ 176,208
Net income ....................................          --              --               --            9,939             9,939
Preferred dividend and accretion requirement ..                                                        (1,191)           (1,191)
Issuance of common stock net of offering cost
  ($2,000) and revaluation increase in minority
  interest ($6,260) ...........................         115         234,735                                             234,850
Cash distributions declared ($0.70 per
  Common share) ...............................          --              --               --          (12,632)          (12,632)
Officers' loans, Net ..........................          --              --        $    (627)              --              (627)
                                                       ----        --------        ---------         --------         ---------
Balance at June 30, 1998 (unaudited) ..........        $238        $413,404        $    (627)        $ (6,468)        $ 406,547
                                                       ====        ========        =========         ========         =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                   Six Months Ended
                                                                                   ----------------
                                                                               SL Green        SL Green
                                                                              Realty Corp.   Predecessor
                                                                             June 30, 1998   June 30, 1997
                                                                             --------------  -------------
                                                                             (Consolidated)   (Combined)
Operating Activities:
Net income ..............................................................      $   9,939       $ 1,516
                                                                               ---------       -------
Adjustments:  To reconcile net income with net cash provided by operating activities:
  Minority interest .....................................................          1,500            --
  Depreciation and Amortization .........................................          6,644           599
  Equity in net loss from uncombined joint ventures .....................             --           744
  Equity in net loss from Service Corporations ..........................             49
  Deferred rents receivable .............................................         (4,109)          (80)
  Provision for doubtful accounts .......................................            974            --
  Extraordinary loss ....................................................            574            --
  Amortization of Officers' loans .......................................             33            --
  Preferred stock accretion .............................................             71            --
Changes in operating assets and liabilities:
  Restricted cash .......................................................         (7,749)          (42)
  Receivables ...........................................................         (2,821)         (112)
  Related party receivables .............................................         (1,072)         (472)
  Deferred lease costs ..................................................         (1,939)         (191)
  Other assets ..........................................................           (580)           12
  Accounts payable and accrued expenses..................................          6,966            22
  Accounts payable to related parties ...................................            323          (915)
  Accrued interest payable ..............................................           (189)           19
  Deferred land lease payable ...........................................            584            --
  Security deposits payable .............................................          2,487            40
                                                                               ---------       -------
   Net cash provided by operating activities ............................         11,685         1,140
                                                                               ---------       -------

Investing Activities:
  Additions to land, buildings and improvements .........................       (244,964)       (7,206)
  Contribution to partnership investments ...............................             --           (25)
  Distribution to partnership investments ...............................             --            86
  Mortgage loan receivable ..............................................         (6,269)           --
                                                                               ---------       -------
  Net cash used in investing activities .................................       (251,233)       (7,145)
                                                                               ---------       -------
Financing Activities:
  Payments of mortgage notes payable and loans ..........................           (960)         (164)
  Proceeds from mortgage notes payable ..................................                        7,000
  Net proceeds from sale of common shares ...............................        243,110            --
  Net proceeds from sale of 8% preferred shares .........................        110,400            --
  Payment of revolving credit facility ..................................        (93,000)           --
  Proceeds from revolving credit facility ...............................         17,000            --
  Proceeds from bridge loan .............................................        239,960            --
  Repayment of bridge loan ..............................................       (239,960)           --
  Cash distributions to owners ..........................................             --          (286)
  Cash contributions from owners ........................................                           25
  Deferred loan costs ...................................................         (1,156)           --
  Cash dividends and distributions paid on common stock .................        (10,273)           --
  Capital lease .........................................................            123            --
                                                                               ---------       -------
  Net cash provided by financing activities .............................        265,244         6,575
                                                                               ---------       -------
  Net increase in cash and cash equivalents .............................         25,696           570

  Cash transfer related to Praedium Bar Associates, LLC presented as
     combined entity ....................................................             --           185
  Cash and cash equivalents at beginning of period ......................         12,782           476
                                                                               ---------       -------
  Cash and cash equivalents at end of period ............................      $  38,478       $ 1,231
                                                                               =========       =======
Supplemental disclosure of cash flow information:

Cash paid for interest: .................................................      $   7,560       $   694
                                                                               =========       =======

   The accompanying notes are an integral part of these financial statements.

                              SL Green Realty Corp.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

1. Organization and Basis of Presentation - SL Green Realty Corp.

Initial Public Offering and Formation Transactions

      SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green"). The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company believes it qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

      The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through a public offering (the "IPO"). Concurrently with the consummation of the IPO, the Company issued 38,095 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of June 30, 1998, no shares of Excess Stock are issued and outstanding.

      Concurrently with the consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain Formation Transactions (the "Formation Transactions").

      The net cash proceeds received by the Company from the IPO (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the IPO proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which includes $20 million to repay a loan that was made to a Company indirectly owned by Stephen
L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions (See note 2).

      Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors held, in the aggregate, a 16.2% limited partnership interest in the Operating Partnership until May 1998.

May 1998 Public Offerings

      On May 12, 1998 the Company completed the sale of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Mandatory Income Redeemable shares with a liquidation preference of $25.00 per share ("the PIERS"). Gross proceeds from these equity offerings ($353 million, net of underwriter's discount) were used principally to repay the Bridge Facility (see note 4) and acquire additional properties. These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.1%.

Extraordinary Loss

      As a result of the Company's May 1998 equity offerings, on May 18, 1998 the Company repaid the Bridge Loan Facility prior to its scheduled maturity date on March 18, 1999. The Company's early extinguishment of the Bridge Facility resulted in the write-off of unamortized deferred financing costs totaling approximately $574,000 which been classified as an extraordinary loss during the quarter ended June 30, 1998.

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

      The accompanying combined financial statements include partnerships and corporations, which were under common control as follows:

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

Condensed Statement of Operations for the Uncombined Joint Ventures is as follows:

                                                        Six months  Three months
                                                        ended June   ended June
                                                         30, 1997     30, 1997
                                                         --------     -------
                                                        (Unaudited)  (Unaudited)
Condensed statement of operations
Rental revenue and escalations ....................      $ 10,918     $ 5,477
Other income ......................................            10          10
                                                         --------     -------
                                                           10,928       5,471
                                                         --------     -------

Interest ..........................................         4,163       2,094
Depreciation and amortization .....................         1,982       1,013
Operating and other expenses ......................         5,822       2,850
                                                         --------     -------
Total expenses ....................................        11,967       5,957
                                                         --------     -------
Operating loss before outside partner's interest ..        (1,039)       (486)
Elimination of inter-company management fees ......           180          91
Other partner share of income .....................           295         118
                                                         --------     -------
Loss allocated to the SL Green Predecessor ........      $   (564)    $  (277)
                                                         ========     =======

Basis of Quarterly Presentation

      The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 1998 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K and the Company's registration statements on Form S-11 dated May 12, 1998 and August 14, 1997.

Management

      In order to maintain the Company's qualification as a REIT while realizing income from management leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company does not own a 100% interest are conducted through the Service Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

      All of the management and leasing with respect to the properties owned by the Company are conducted through the Management LLC which is owned 100% by the Operating Partnership.

Partnership Agreement

      In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any federal income or excise tax at the Partner level as a consequence of a sale of SL Green property. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

2. Property Acquisitions

      On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32 million in cash. The 18-story, 340,000 square foot building was 75% occupied at the date of acquisition. In connection with this purchase, the Company obtained a $6.2 million mortgage note receivable secured by the property located at 38 East 30th Street. The note bears interest at 8% and is due October 1998.

      On May 21, 1998 the Company acquired the outstanding mortgage of the property located at 711 Third Avenue for approximately $44.6 million in cash. The 20-story, 520,000 square foot building was 78% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations.

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

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1998 and 1997 as though each acquisition and the Formation Transactions since January 1, 1997 was completed at the beginning of such period. The pro forma results are based upon the Company utilizing the Bridge Facility and does not contemplate the Company's recent Public Offering (see note 5).

                                                          1998           1997
                                                          ----           ----

Total revenues .................................      $   73,350      $   68,275
Pro forma net income ...........................      $   13,828      $   13,335
Pro forma earnings per share (basic and diluted)
Per common share - basic .......................      $     0.58      $     0.56
Per common and common equivalent share - diluted      $     0.58      $     0.56

3. Hypothecated Loans

      The loans total approximately $173 million and are collateralized by the mortgages encumbering the Operating Partnership's interests, in 633 Third Avenue. The loans are collateralized by an equivalent amount of US Treasury securities, which mature on November 30, 1998. Due to the right of off-set, the mortgages and related securities are not presented on the balance sheet.

4. Revolving Credit Facility and Acquisition Facility

      During March 1998, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley properties (the "Bridge Facility"). The Bridge Facility, which closed on March 18, 1998, financed the acquisition of the Helmsley properties, paid-off the outstanding balance on the Company's Credit Facility and provided liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year with an interest rate that is determined by a schedule of the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 to 300 basis points over LIBOR. The Bridge Facility was secured by the unencumbered assets of the Company including mortgage tax credits previously associated with the Company's hypothecated loan. The Bridge Facility was repaid through the Company's May 1998 equity financings and resulted in an extraordinary charge to earnings. (See note
1). As of June 30, 1998 the Company's revolving credit facility was reinstated with an availability of $140 million with a 6.97% borrowing rate. All previously unencumbered assets were also released from the Credit Facility collateral pool.

5. Income Taxes

      No provision has been made for income taxes in the accompanying combined financial statements of SL Green Predecessor since such taxes, if any, are the responsibility of the individual partners.

6. Net Income Per Common Share

      Net income per common share-basic is computed in accordance with the treasury stock method and is based on the weighted average number of common shares during the period. To arrive at the diluted per common share, the common stock equivalents resulted in increasing the number of shares outstanding by approximately 62 and 92 shares for the three and six months ended June 30, 1998, respectively. The common stock equivalent shares represent options outstanding

7. Commitments and Contingencies

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

8. Related Party Transactions

      There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $460 and $496 for the three and six month periods ended June 30, 1998. SL Green Predecessor's transactions with the related parties amounted to $70 and $193 for the three and six month periods ended June 30, 1997.

9. Subsequent Events

      On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20 million and 44,772 Operating Partnership Units. In addition, the Company's ownership of the outstanding mortgage was converted into an operating sub-leasehold.

      On August 6, 1998 the Company closed the acquisition of an existing first mortgage on 636 11th Avenue, which is a 469,000 square foot industrial and warehouse block front property located between 46th and 47th Streets for $10 million. The acquisition was funded through borrowings on the Company's line of credit. This acquisition is the first step in acquiring the entire fee interest in the property, which is contracted to occur in January 1999. Total acquisition costs, inclusive of the mortgage interest in the property will be approximately $32.5 million.

      On August 13, 1998 the Company purchased 1412 Broadway - The Fashion Gallery Building - for $72 million, plus approximately $5 million for reimbursement of loan prepayment charges and $5 million related to capital expenditures, commissions and other closing costs. The acquisition was funded through borrowings on the Company's line of credit. The property is a 25-story office building totaling 309,000 and current occupancy, including pending leases of 89.5%.

      On June 26, 1998, the Company's Board of Directors declared a $0.35 per share dividend to stockholders of record on June 30, 1998. The dividend, together with the distribution with respect to outstanding units of partnership interest in the Operating Partnership, totals $9.2 million and was paid July 15, 1998. The Company's Board of Directors declared the 8% dividend on the Company's PIERS for the period May 18, 1998 (issuance date) to June 30, 1998 which totals $1.1 million and was paid on July 15, 1998.

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

      The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing elsewhere in this report, financial statements included in the Company's annual report on Form 10-K and the financial statements and related notes thereto included in the Company's registration statements on Form S-11 dated May 12, 1998 and August 14, 1997. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below, consequently, the comparison of the historical periods prior to August 21, 1997 provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis.

Financial Condition

      Commercial real estate properties before accumulated depreciation increased approximately $245 million from December 31, 1997 to June 30, 1998 primarily as a result of the purchase of the operating position in 420 Lexington Avenue and 711 Third Avenue, and the property purchases of 1466 Broadway, 321 West 44th Street and 440 Ninth Avenue. These acquisitions were funded through a Bridge Facility and cash on hand. The Bridge Loan also repaid $93 million that was outstanding on the Company's revolving credit facility. The Company completed two equity offerings on May 12, 1998, which included the issuance of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Income Equity Redeemable Shares with a liquidation preference of $25.00 per share. The offerings raised net proceeds to the Company of $353 million, after underwriters discount. Proceeds from the offerings were used to repay the Bridge Facility ($240 million), acquire 440 Ninth Avenue ($32 million) and the outstanding mortgage on 711 Third Avenue ($44.6 million) and the remainder was retained as cash on hand. A substantial amount of the proceeds retained as cash at June 30, 1998 were subsequently used to complete the acquisition of a 50% interest in the fee at 711 Third Avenue in July 1998.

Results of Operations

      Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997. For discussion purposes, the results of operations from the six months ended June 30, 1998 represent the operations of SL Green Realty Corp and the results of operations for the six months ended June 30, 1997 represent solely the operating results of the SL Green Predecessor (represented by 70 West 36th Street, 1414 Avenue of the Americas). Since June 30, 1997, the following transactions have occurred that have a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were not included in 1997 results, (ii) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for 1998 and were not included in the 1997 results (iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998) and 440 Ninth Avenue (acquired June 1998) (the "1998 Acquisitions") which are included for a portion of the 1998 results, and were not included in the 1997 results.

      The rental revenue for the six months ended June 30, 1998 totaled $48.7 million representing an increase of $45.9 million compared to $2.8 million for the six months ended June 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $22.0 million (ii) the 1997 Acquisitions which increased rental revenue by $10.1 million, (iii) the 1998 Acquisitions which increased rental revenue by $13.6 million and (iv) $0.2 million due to increased rental revenue in the Predecessor buildings.

      Escalation and reimbursement revenue for the six months ended June 30, 1998 totaled $6.2 million representing an increase of $5.7 million compared to $0.5 million for the six months ended June 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased revenue by $2.5 million, (ii) the 1997 Acquisitions which increased revenue by $0.9 million, (iii) the 1998 Acquisitions which increased revenue by $2.3 million.

      Investment income totaled $1.6 million, which represents interest income from the 17 Battery Park mortgage ($0.9 million) and remainder form excess cash on hand, with no income during the comparable period in 1997.

      As of the IPO date, third party management, leasing and construction revenues and related expense are incurred by the Service Corporations, which are 95% owned subsidiaries of the Company, which are accounted for on the equity method. This change in recognition of income and expense from third party business activities was made in order to be consistent with the REIT qualifying income test, as defined by the IRS. Consequently, management fees, leasing commissions and construction fees, were recorded on these operating subsidiaries, compared to the 1997 third party revenue, which was recorded on the predecessor entity.

      Operating expenses for the six months ended June 30, 1998 totaled $14.5 million representing an increase of $12.9 million compared to $1.6 million for the six months ended June 30, 1997. The increase was primarily attributable to:
(i) the IPO Acquisitions which increased operating expenses by $5.2 million (ii) the 1997 Acquisitions which increased operating expenses by $3.4 million and
(iii) the 1998 Acquisition expenses which increased operating expenses by $4.3 million.

      Ground rent for the six months ended June 30, 1998 totaled $4.7 million compared to none for the six months ended June 30, 1997 since ground rent is being incurred by properties acquired subsequent to June 30, 1997.

      Interest expense for the six months ended June 30, 1998 totaled $7.4 million representing an increase of $6.7 million compared to $0.7 million for the six months ended June 30, 1997. The increase is primarily attributable to
(i) interest incurred on the Company's revolving line of credit, and Bridge Facility ($4.3 million) and (ii) additional mortgage debt, including interest on the Company's capital lease obligations, ($2.4 million).

      Depreciation and amortization for the six months ended June 30, 1998 totaled $6.6 million representing an increase of $6.0 million compared to $0.6 million for the six months ended June 30, 1997. The increase is primarily attributable to: (i) the IPO Acquisitions which increased depreciation by $3.1 million (ii) the 1997 Acquisitions which increased depreciation by $1.0 million
(iii) the 1998 Acquisitions which increased depreciation by $1.4 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.5 million associated with fees incurred on the Company's revolving credit facility and Bridge Loan.

      Real estate taxes for the six months ended June 30, 1998 totaled $8.8 million representing an increase of $8.3 million compared to $0.5 million for the six months ended June 30, 1997. The increase is primarily attributable to
(i) the IPO Acquisitions which increased real estate taxes by $3.4 million (ii) the 1997 Acquisitions which increased real estate taxes by $2.0 million and
(iii) the 1998 Acquisitions which increased real estate taxes by $2.9 million.

      Marketing, general and administrative expense for the six months ended June 30, 1998 totaled $2.4 million representing an increase of $0.6 million compared to $1.8 million for the six months ended June 30, 1997. The increase is due to increased personnel costs associated with the Company's recent growth. This increase is partially off-set by the 1998 third party related costs incurred during 1998 which have been classified to the Service Corporations to correspond with the reclassification of third party revenue.

      Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997. For discussion purposes, the results of operations from the three months ended June 30, 1998 represent the operations of SL Green Realty Corp and the results of operations for the three months ended June 30, 1997 represent solely the operating results of the SL Green Predecessor (represented by 70 West 36th Street, 1414 Avenue of the Americas). Since June 30, 1997, the following transactions have occurred that have a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were not included in 1997 results, (ii) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended June 30, 1998, not included in the 1997 results and (iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998) and 440 Ninth Avenue (acquired June 1998) (the "1998 Acquisitions") which are included for all or a portion of second quarter 1998 results, and not included in the 1997 results.

      The rental revenue for the three months ended June 30, 1998 totaled $29.3 million representing an increase of $28.0 million compared to $1.3 million for the three months ended June 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $11.1 million (ii) the 1997 Acquisitions which increased rental revenue by $5.0 million, (iii) the 1998 Acquisitions which increased rental revenue by $11.7 million and (iv) the Predecessor portfolio which increased $0.2 million due to increased occupancy.

      Escalation and reimbursement revenue for the three months ended June 30, 1998 totaled $4.0 million representing an increase of $3.7 million compared to $0.3 million for the three months ended June 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased revenue by $0.9 million, (ii) the 1997 Acquisitions which increased revenue by $0.5 million, (iii) the 1998 Acquisitions which increased revenue by $2.3 million.

      Investment income totaled $0.9 million, which represents interest income from the 17 Battery Park mortgage ($0.5 million) and remainder form excess cash on hand, with no income during the comparable period in 1997.

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

      Operating expenses for the three months ended June 30, 1998 totaled $8.8 million representing an increase of $8.0 million compared to $0.8 million for the three months ended June 30, 1997. The increase was primarily attributable to: (i) the IPO Acquisitions which increased operating expenses by $2.7 million
(ii) the 1997 Acquisitions which increased operating expenses by $1.7 million and (iii) the 1998 Acquisition expenses which increased operating expenses by $3.6 million.

      Ground rent for the three months ended June 30, 1998 totaled $3.5 million compared to none for the three months ended June 30, 1997 since ground rent is being incurred by properties acquired subsequent to June 30, 1997.

      Interest expense for the three months ended June 30, 1998 totaled $3.9 million representing an increase of $3.5 million compared to $0.4 million for the three months ended June 30, 1997. The increase is primarily attributable to interest incurred on the Company's Bridge Facility ($2.4 million) and additional mortgage debt, including interest on the Company's capital lease obligations, ($1.1 million).

      Depreciation and amortization for the three months ended June 30, 1998 totaled $4.0 million representing an increase of $3.7 million compared to $0.3 million for the three months ended June 30, 1997. The increase is primarily attributable to: (i) the IPO Acquisitions which increased depreciation by $1.6 million (ii) the 1997 Acquisitions which increased depreciation by $0.5 million
(iii) the 1998 Acquisitions which increased depreciation by $1.2 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.4 million associated with fees incurred on the Company's revolving credit facility and Bridge Loan Facility.

      Real estate taxes for the three months ended June 30, 1998 totaled $5.5 million representing an increase of $5.3 million compared to $0.2 million for the three months ended June 30, 1997. The increase is primarily attributable to
(i) the IPO Acquisitions which increased real estate taxes by $1.8 million (ii) the 1997 Acquisitions which increased real estate taxes by $1.0 million and
(iii) the 1998 Acquisitions which increased real estate taxes by $2.5 million.

      Marketing, general and administrative expense for the three months ended June 30, 1998 totaled $1.3 million representing an increase of $0.4 million compared to $0.9 million for the three months ended June 30, 1997. The increase is due to higher costs associated with the Company's recent growth. This increase is partially off-set by the 1998 third party related costs incurred during 1998, which have been classified to the Service Corporations to correspond with the reclassification of third party revenue.

Pro Forma Results of Operations

      Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997. The Pro forma statements of operations for the six months ended June 30, 1998 and 1997, respectively, are presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through June 30, 1998. In addition to the IPO and Formation Transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September
1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended March 31, 1998 and not included in the 1997 results and (ii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third

Avenue (acquired May 1998) and 440 Ninth Avenue (acquired June 1998) the "1998 Acquisitions" are included in a portion of the 1998 results and not included in the 1997 results. During May 1998, the Company completed two public offerings for 11.5 million common shares and 4.6 million of preferred shares resulting in net proceeds of $353 million, net of underwriting costs.

      The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Company's IPO at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statements on Form S-11 dated May 12, 1998 August 14, 1997 and the condensed consolidated financial statements of the Company, included elsewhere herein.

    Six months ended June 30, 1998 compared to six months ended June 30, 1997
                      (in thousands except percentage data)
                                   (Unaudited)

                                                     Six Months Ended
                                                         June 30,              Dollar
                                                    1998          1997         Change
                                                  --------       -------      --------
                                                (Historical)   (Pro Forma)
Revenue

Rental revenue .............................      $ 48,730       $23,018      $ 25,712
Escalations & reimbursement revenues .......         6,150         2,474         3,676
Investment income ..........................         1,565            --         1,565
Other income ...............................             4         1,537        (1,533)
                                                  --------       -------      --------
             Total revenues ................        56,449        27,029        29,420
                                                  --------       -------      --------
Equity in net (loss) income of Service
  Corporations .............................           (49)        1,907        (1,956)
                                                  --------       -------      --------
Expenses

Operating expenses .........................        14,512         5,711         8,801
Ground rent ................................         4,724         2,152         2,572
Interest ...................................         7,371         2,645         4,726
Depreciation and amortization ..............         6,644         3,630         3,014
Real estate taxes ..........................         8,754         4,078         4,676
Marketing, general and administrative ......         2,382         1,395           987
                                                  --------       -------      --------
             Total expenses ................        44,387        19,611        24,776
                                                  --------       -------      --------
             Income before minority interest
             Preferred stock dividend and
             extraordinary loss ............      $ 12,013       $ 9,325      $  2,688
                                                  ========       =======      ========

      The rental revenue for the six months ended June 30, 1998 totaled $48.7 million an increase of $25.7 million compared to June 30, 1997. The increase is primarily attributable to the revenue associated with the following properties not previously owned or acquired at the IPO date: (i) the 1997 acquisitions which increased rental revenue by $10.1 million, (ii) the 1998 acquisitions which increased rental revenue by $13.6 million and (iii) increased occupancy of the other portfolio buildings increased revenue $2.0 million.

      Escalation and reimbursement revenue for the six months ended June 30, 1998 totaled $6.2 million an increase of $3.7 million compared to June 30, 1997. The increase is attributable to the revenue associated with: (i) the 1997 Acquisitions which increased revenue by $0.9 million, (ii) the 1998 Acquisitions which increased revenue by $2.4 million and (iii) the properties owned or acquired at the IPO date where revenue increased by $0.4 million.

      Investment income totaled $1.6 million, which represents interest income on the 17 Battery Place mortgage ($0.9 million), and the balance earned from excess cash on hand. There was no investment income during the comparable period in 1997.

      Other income for the six months ended June 30, 1998 totaled $0.04 million representing a decrease of $1.5 million compared to June 30, 1997. The decrease is primarily attributable to 1997 lease termination income (primarily at 1372 Broadway) that did not have corresponding activity during 1998.

      Operating expenses for the six months ended June 30, 1998 totaled $14.5 million representing an increase of $8.8 million compared to $5.7 million for the six months ended June 30, 1997. The increase was primarily attributable to properties not previously owned or acquired at eh IPO date: (i) the 1997 Acquisitions which increased operating expenses by $3.4 million and (ii) the 1998 Acquisitions which increased operating expenses by $4.3 million (iii) $1.1 million of increased costs from the core and IPO properties primarily due to the provision for bad debts which totals $0.6 million.

      Ground rent for the six months ended June 30, 1998 totaled $4.7 million representing an increase of $2.6 million compared to $2.1 million for the six months ended June 30, 1997. The increase is primarily attributable to the ground rent on 420 Lexington Avenue ($2.5 million) and 711 Third Avenue ($0.1 million).

      Interest expense for the six months ended June 30, 1998 totaled $7.4 million representing an increase of $4.7 million compared to $2.7 million for the six months ended June 30, 1997. The increase is primarily attributable to interest incurred on the Company's revolving line of credit and Bridge Loan ($4.3 million) and additional mortgage loans ($0.4 million).

      Depreciation and amortization for the six months ended June 30, 1998 totaled $6.6 million representing an increase of $3.0 million compared to $3.6 million for the six months ended June 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased depreciation by $1.0 million and (ii) the 1998 Acquisitions which increased depreciation by $1.4 million, additionally amortization of financing costs increased $0.6 million due to fees recognized on the Company's revolving line of credit and acquisition facility.

      Real estate taxes for the six months ended June 30, 1998 totaled $8.8 million representing an increase of $4.7 million compared to $4.1 million for the six months ended June 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date (i) the 1997 Acquisitions which increased real estate taxes by $2.0 million and (ii) the 1998 Acquisitions which increased real estate taxes by $2.8 million. These increases were partially off-set by a $0.2 million reduction in taxes related to the core and IPO properties primarily from lower tax rates and management's effort to obtain reductions in assessed values.

      Marketing, general and administrative expense for the six months ended June 30, 1998 totaled $2.4 million representing an increase of $1.0 million compared to $1.4 million for the six months ended June 30, 1997. The increase is due to additional staffing, and incremental absorption of lost third party management related costs ($0.6 million), costs associated with management information systems and year 2000 compliance ($0.1 million) and higher public entity costs ($0.3 million).

      Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997. The Pro forma statements of operations for the three months ended March 31, 1998 and 1997, respectively, are presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through June 30, 1998. In addition to the IPO and formation transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September
1997), 17 battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 acquisitions" are included in the consolidated results for the three months ended March 31, 1998 and not included in the 1997 results and (ii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998) and 440 Ninth Avenue (acquired June 30, 1998) are included in the entire or in a portion of the 1998 results and not included in the 1997 results. During May 1998, the Company completed two public offerings for 11.5 million common shares and 4.6 million of preferred shares resulting in net proceeds of $353 million, net of underwriting costs.

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

 Three months ended June 30, 1998 compared to three months ended June 30, 1997
                      (in thousands except percentage data)
                                   (Unaudited)

                                                    Three Months Ended
                                                         June 30,              Dollar
                                                    1998          1997         Change
                                                  --------       -------      --------
                                                (Historical)   (Pro Forma)
Revenue

Rental revenue .............................      $ 29,302       $11,548      $ 17,754
Escalations & reimbursement revenues .......         4,022         1,337         2,685
Investment income ..........................           928            --           928
Other income ...............................            --            40           (40)
                                                  --------       -------      --------
            Total revenues .................        34,252        12,925        21,327
                                                  --------       -------      --------

Equity in net income of service corporations           (91)        1,531        (1,622)
                                                  --------       -------      --------
Expenses

Operating expenses .........................         8,848         2,804         6,044
Ground rent ................................         3,536         1,093         2,443
Interest ...................................         3,877         1,167         2,710
Depreciation and amortization ..............         3,951         1,942         2,009
Real estate taxes ..........................         5,471         2,050         3,421
Marketing, general and administrative ......         1,344           681           663
                                                  --------       -------      --------
            Total expenses .................        27,027         9,737        17,290
                                                  --------       -------      --------
            Income before minority interest,
            Preferred dividends and
            Extraordinary loss .............      $  7,134       $ 4,719      $  2,415
                                                  ========       =======      ========

      The rental revenue for the three months ended June 30, 1998 totaled $29.3 million an increase of $17.8 million compared to June 30, 1997. The increase is primarily attributable to the revenue associated with the following properties not previously owned or acquired at the IPO date: (i) the 1997 acquisitions which increased rental revenue by $5.0 million, (ii) the 1998 acquisitions which increased rental revenue by $11.7 million and (iii) increased occupancy of the other portfolio buildings increased revenue $1.1 million.

      Escalation and reimbursement revenue for the three months ended June 30, 1998 totaled $4.0 million an increase of $2.7 million compared to June 30, 1997. The increase is attributable to the revenue associated with properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased revenue by $0.4 million and (ii) the 1998 Acquisitions which increased revenue by $2.3 million.

      Investment income totaled $0.9 million, which represents interest income on the 17 Battery Place mortgage ($0.5 million), and the balance earned from excess cash on hand. There was no investor income during the comparable period in 1997.

      Operating expenses for the three months ended June 30, 1998 totaled $8.8 million representing an increase of $6.0 million compared to $2.8 million for the three months ended June 30, 1997. The increase was primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased operating expenses by $1.7 million and (ii) the 1998 Acquisitions which increased operating expenses by $3.6 million and (iii) the remaining $0.6 million increase represents increased operating costs in the core and IPO portfolio with $0.3 million representing the 1998 bad debt provision.

      Ground rent for the three months ended June 30, 1998 totaled $3.5 million representing an increase of $2.4 million compared to $1.1 million for the three months ended June 30, 1997. The increase is attributable to ground rent on 420 Lexington Avenue ($2.3 million) and 711 Third Avenue ($0.1 million).

      Interest expense for the three months ended June 30, 1998 totaled $3.9 million representing an increase of $2.7 million compared to $1.2 million for the three months ended June 30, 1997. The increase is primarily attributable to interest incurred on the Company's revolving line of credit and acquisition facility ($2.3 million) and additional mortgage loans ($0.4 million).

      Depreciation and amortization for the three months ended June 30, 1998 totaled $4.0 million representing an increase of $2.1 million compared to $1.9 million for the three months ended June 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased depreciation by $0.5 million and (ii) the 1998 Acquisitions which increased depreciation by $1.2 million, additionally amortization of financing costs increased $0.4 million due to fees recognized on the Company's revolving line of credit and acquisition facility.

      Real estate taxes for the three months ended June 30, 1998 totaled $5.5 million representing an increase of $3.4 million compared to $2.1 million for the three months ended June 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date (i) the 1997 Acquisitions which increased real estate taxes by $1.0 million and (ii) the 1998 Acquisitions which increased real estate taxes by $2.4 million.

      Marketing, general and administrative expense for the three months ended June 30, 1998 totaled $1.3 million representing an increase of $0.6 million compared to $0.7 million for the three months ended June 30, 1997. The increase is due to additional staffing and incremental absorption of lost third party management related costs ($0.4 million), costs associates with management information systems and year 2000 compliance ($0.1 million) and higher public entity costs ($0.2 million).

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

      The Company requested the revolving Credit Facility, the "Credit Facility", banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Bridge Facility"). This Bridge Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provides on-going liquidity for future acquisition and corporate needs. The term of the Bridge Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. The Bridge Facility was paid off on May 18, 1998 through proceeds from the 1998 public offerings. The Company's revolving Credit Facility has been restored, currently there are no borrowings outstanding and total availability is $140 million the effective borrowing at June 30, 1998 was 6.97%.

      At June 30, 1998 the mortgage loans represent approximately 6.86% of the Company's market capitalization based on an estimated total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units) of $755.8 million (based on a common stock price of $22.50 per share, the closing price of the Company's common stock on the New York Stock Exchange on June 30, 1998). The Company's principal debt maturities are scheduled to be $1.0 million and $2.23 million for the remaining six months ending December 31, 1998 and the twelve months ending December 31, 1999, respectively.

      The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

      The Company estimates that for the six months ended December 31, 1998 and the 12 months ending December 31, 1999, it will incur approximately $12.8 million and $13.8 million, respectively, of capital expenditures on properties currently owned. In 1998 and 1999, over $11.3 million and $11.6 million, respectively, of the capital investments are associated with capital investment dedicated to redevelopment costs associated with properties at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility, from additional borrowings secured by the acquisition property and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

Cash Flows

      Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

      Net cash provided by (used in) operating activities increased $10.6 million to $11.7 million provided by operations from $1.1 million provided by operations for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase was due primarily to the operating cash flow generated by the IPO Acquisitions, 1997 Acquisitions and 1998 Acquisitions, increased income from other properties and an increase in investment income. Net cash used in investing activities increased $244.1 million to $251.2 million from $7.1 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The increase was due primarily to the purchase of
(i) certain properties in connection with the Offering (ii) the 1997 Acquisitions and (iii) the 1998 Acquisitions. Net cash provided by financing activities increased $258.6 million to $265.2 million for the six months ended June 30, 1998 compared to $6.6 million cash used in financing activities for the six months ended June 30, 1997. The increase was primarily due to net proceeds from the Company's Public Offerings of common stock ($241.7 million) and preferred stock ($109.7 million) which were used to pay-off the Company's Bridge Loan Facility ($240 million) and purchase the 1998 acquisitions. The repayment in the Bridge Loan resulted in an extraordinary loss of $0.6 million. This increase was partially off-set by the $9.1 million common stock and OP Unit dividend distribution payments and $1.2 million in deferred loan cost payments.

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

      On a pro forma basis after giving effect to the Formation Transactions, Funds from Operations for the three and six months ended June 30, 1998 and 1997 respectively, are as follows:

                                                  Three Months Ended                Six Months Ended
                                                -----------------------         -------------------------
                                                 1998            1997             1998             1997
                                                -------         -------         --------         --------
                                              (Historical)    (Pro Forma)      (Historical)     (Pro Forma)
Income before minority interest and
extraordinary item ..........................   $ 7,134         $ 4,719         $ 12,013         $  9,325
Add:
Depreciation and amortization ...............     3,951           1,942            6,644            3,630
Less:
Preferred stock dividend ....................    (1,120)             --           (1,120)              --
Amortization of deferred financing costs
and Depreciation of non-real estate
assets ......................................      (384)            (10)            (625)             (73)
                                                -------         -------         --------         --------
FFO .........................................   $ 9,581         $ 6,651         $ 16,912         $ 12,882
                                                =======         =======         ========         ========

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

Year 2000 Compliance

      The Company has determined that it will need to modify or replace significant portions of it software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company expects to have all accounting and financial data systems year 2000 compliant by the end of the third quarter of 1998 through an on-going accounting and computer network systems conversion. The Company is currently developing a plan to assess the year 2000 effect, if any, on other operating systems (i.e.: HVAC and elevator systems). In addition, the Company is assessing third-party compliance with year 2000 compliance issues. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operation or financial position.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

      The Company held an annual meeting of stockholders on May 28, 1998, at which the following matters were voted upon:

      1. To elect one class I director of the Company to service until the 2001 Annual Meeting of stockholders.
      2. To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998.
      3. To approve the Company's amended 1998 stock option and incentive plan.

      The results of the meeting were as follows:

                                              FOR        AGAINST     ABSTAIN
                                              ---        -------     -------

      Director: Edwin Thomas Burton, III   7,176,564          --      11,551
      Proposal 2                           7,182,895       2,900       2,520
      Proposal 3                           6,974,038      58,226     185,851

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      None

(b) Reports on Form 8-K:

      4.    Form 8-K dated March 18, 1998, Item 7.
      5.    Form 8-K dated April 24, 1998, Items 2 and 7.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SL GREEN REALTY CORP.


                                          By: /s/ Ann Iseley
                                              ----------------------------------
                                              Ann Iseley
                                              Executive Vice President and Chief
                                              Financial Officer

Date: August 13, 1998