Form 10-Q
period 1998-09-30
SL GREEN REALTY CORP
filed 1998-11-17
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

The number of shares outstanding of the registrant's common stock, $0.01 par value was 23,951,826 at November 13, 1998.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SL GREEN REALTY CORP.                                                                                                PAGE

         Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
           December 31, 1997...................................................................................        3

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1998
           and the period August 21, 1997 to September 30, (unaudited).........................................        5

         Condensed Consolidated Statement of Stockholders' Equity for the Nine Months Ended September 30, 1998
           (unaudited).........................................................................................        7

         Condensed  Consolidated  Statement  of Cash Flows for the Nine  Months  Ended  September  30, 1998 and
           the period August 21, 1997 to September 30, 1997 (unaudited)........................................        8

         Notes to Condensed Consolidated Financial Statements (unaudited)......................................       10


SL GREEN PREDECESSOR

         Condensed Combined Statements of Operations for the period January 1, 1997 to August 20, 1997
           and the period July 1, 1997 to August 20, 1997(unaudited)...........................................        5

         Condensed Combined Statement of Cash Flows for the period January 1, 1997 to August 20, 1997
           (unaudited).........................................................................................        8

         Notes to Condensed Combined Financial Statements (unaudited)..........................................       10


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................................................       16

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS................................................       26

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................................................................       26

SIGNATURES.....................................................................................................       27


PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)

                                                                     September 30,    December 31,
                                                                        1998             1997
                                                                     ------------     ------------
                                                                     (Unaudited)
ASSETS
Commercial real estate properties, at cost:
Land and land interest............................................   $    112,119     $     53,834
Buildings and improvements........................................        481,638          272,776
Building leasehold................................................         83,272              ---
Property under capital lease......................................         12,208           12,208
                                                                     ------------     ------------
                                                                          689,237          338,818
Less accumulated depreciation.....................................        (33,177)         (23,800)
                                                                     ------------     ------------
                                                                          656,060          315,018
Cash and cash equivalents.........................................            976           12,782
Restricted cash...................................................         19,512           10,310
Receivables.......................................................          4,532              738
Related party receivables.........................................            362            1,971
Deferred rents receivable net of provision for doubtful
   accounts of $1,733 and $399 in 1998 and 1997, respectively.....         18,187           11,563
Investment in and advances to Service Corporations................          7,569            1,480
Mortgage loans receivable ........................................         26,401           15,500
Deferred costs, net...............................................          9,753            6,099
Other assets......................................................         10,577            7,314
                                                                     ------------     ------------
Total assets......................................................   $    753,929     $    382,775
                                                                     ============     ============



      The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)

                                                                     September 30,    December 31,
                                                                        1998             1997
                                                                     ------------     ------------
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable...........................................    $     51,369     $     52,820
Revolving credit facility........................................          82,000           76,000
Accrued interest payable.........................................             381              552
Accounts payable and accrued expenses............................           9,149            3,340
Accounts payable to related parties..............................             172              367
Capitalized lease obligations....................................          14,676           14,490
Deferred land lease payable......................................           9,357            8,481
Dividend and distributions payable...............................          11,585            5,136
Security deposits................................................          17,666           11,475
                                                                     ------------     ------------
Total liabilities................................................         196,355          172,661
                                                                     ------------     ------------

Minority interest................................................          41,652           33,906

8% Preferred Income Equity Redeemable shares SM $0.01 par
  value, $25.00 liquidation preference 25,000 shares
  authorized, 4,600 outstanding in 1998..........................         109,904              ---
Commitments, contingencies and other matters.....................

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value 100,000 shares
     authorized, 23,952 and 12,292 issued and
     outstanding in 1998 and 1997, respectively..................             240              123
   Additional paid-in capital....................................         417,003          178,669
   Deferred compensation.........................................          (3,562)             ---
   Officers' loans...............................................            (578)             ---
   Distributions in excess of earnings...........................          (7,085)          (2,584)
                                                                     ------------     ------------
Total stockholders' equity.......................................         406,018          176,208
                                                                     ------------     ------------
Total liabilities and stockholders' equity.......................    $    753,929     $    382,775
                                                                     ============     ============


      The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                              SL Green                                              SL Green
                                            Realty Corp.          SL Green           SL Green      Realty Corp.     SL Green
                                            Three Months        Realty Corp.       Predecessor     Nine Months    Predecessor
                                                Ended           August 21 to        July 1 to         Ended         January 1
                                            September 30,       September 30,       August 20,    September 30,   to August 20,
                                                1998                1997               1997            1998            1997
                                           --------------      --------------      -----------   --------------   -------------
                                           (Consolidated)      (Consolidated)      (Combined)    (Consolidated)     (Combined)
REVENUES
Rental revenue..........................      $  34,310          $   5,415          $   1,307       $  83,039       $   4,107
Escalation and reimbursement revenues...          5,281              1,043                336          11,432             792
Management revenues.....................            ---                ---                302             ---           1,268
Leasing commissions.....................            ---                484                376             ---           3,464
Construction revenues...................            ---                ---                 69             ---              77
Investment income.......................            851                207                ---           2,419             ---
Other income............................             18                ---                ---              20              16
                                              ---------          ---------          ---------       ---------       ---------

Total revenues..........................         40,460              7,149              2,390          96,910           9,724

Equity in net loss from Service
     Corporations.......................            (22)              (130)               ---             (70)            ---
Equity in net loss from uncombined
     joint ventures.....................            ---                ---               (206)            ---            (770)

EXPENSES
Operating expenses......................         11,759              1,190              1,084          26,270           2,709
Ground rent.............................          3,428                491                 13           8,152              13
Interest................................          2,419                593                349           9,790           1,062
Depreciation and amortization...........          4,069                846                212          10,714             811
Real estate taxes.......................          6,134              1,009                223          14,888             705
Marketing, general and administrative...          1,571                437                354           3,954           2,189
                                              ---------          ---------          ---------       ---------       ---------
Total expenses..........................         29,380              4,566              2,235          73,768           7,489
                                              ---------          ---------          ---------       ---------       ---------
Income (loss) before minority
     interest-Preferred stock dividends
     and extraordinary item.............         11,058              2,453                (51)         23,072           1,465
Minority interest.......................           (802)              (397)               ---          (2,354)            ---
                                              ---------          ---------          ---------       ---------       ---------

Income (loss)  before extraordinary
     item and preferred stock dividends
     and accretion......................         10,256              2,056                (51)         20,718           1,465
EXTRAORDINARY ITEM:
    Loss on early extinguishment of debt,
     net of minority interest $52 in 1998
     and $362 in 1997...................            ---             (1,874)               ---            (522)            ---
    Gain on the forgiveness of debt
     from uncombined joint ventures.....            ---                ---             22,087             ---          22,087
                                              ---------          ---------          ---------       ---------       ---------
Net income..............................         10,256                182             22,036          20,196          23,552

Preferred stock dividends...............         (2,300)               ---                ---          (3,420)            ---
Preferred stock accretion...............           (133)               ---                ---            (204)            ---
                                              ---------          ---------          ---------       ---------       ---------
Net income available to common
       shareholders.....................      $   7,823          $     182          $  22,036       $  16,572       $  23,552
                                              =========          =========          =========       =========       =========

       The accompanying notes are an integral part of these financial statements

                              SL Green Realty Corp.
                 Condensed Statements of Operations -- Continued
                                   (Unaudited)


                                              SL Green                                              SL Green
                                            Realty Corp.          SL Green           SL Green      Realty Corp.     SL Green
                                            Three Months        Realty Corp.       Predecessor     Nine Months    Predecessor
                                                Ended           August 21 to        July 1 to         Ended         January 1
                                            September 30,       September 30,       August 20,    September 30,   to August 20,
                                                1998                1997               1997            1998            1997
                                           --------------      --------------      -----------   --------------   -------------
                                           (Consolidated)      (Consolidated)      (Combined)    (Consolidated)     (Combined)
PER SHARE DATA (BASIC AND DILUTED):
Income per share before extraordinary
        item............................      $    0.33          $    0.17                          $    0.94
Extraordinary item per share............            ---              (0.16)                             (0.03)
                                              ---------          ---------                          ---------
Net income available per common share         $    0.33          $    0.01                          $    0.91
                                              =========          =========                          =========
Basic weighted average common shares
     outstanding........................         23,922             12,292                             18,233
                                              =========          =========                          =========
Diluted weighted average common shares
     and common share equivalents
     outstanding........................         23,928             12,417                             18,295
                                              =========          =========                          =========


      The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Distributions
                                                             Additional                 in Excess      Deferred
                                              Common           Paid-       Officers'       of           Compen-
                                               Stock         In Capital      Loans      Earnings         sation       Total
                                               -----         ----------      -----      --------         ------       -----
Balance at December 31, 1997......            $  123          $178,669         ---     $ (2,584)            ---      $176,208
Net income........................               ---               ---         ---       20,196             ---        20,196
Preferred dividend and accretion
  requirement....................                ---               ---         ---       (3,624)            ---        (3,624)
Issuance of common stock net of
  offering cost ($2,161) and
  revaluation increase in
  minority interest ($6,260).....                115           234,774         ---          ---             ---       234,889
Deferred compensation............                  2             3,560         ---          ---         $(3,562)          ---
Cash distributions declared
  ($1.05 per Common share).......                ---               ---         ---      (21,073)            ---       (21,073)
Officers' loans, net.............                ---               ---       $(578)         ---             ---          (578)
                                              ------          --------       -----     --------         -------      --------
Balance at September 30, 1998
  (unaudited)....................             $  240          $417,003       $(578)    $ (7,085)        $(3,562)     $406,018
                                              ======          ========       =====     ========         =======      ========



      The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                       SL Green          SL Green
                                                                     Realty Corp.      Realty Corp.         SL Green
                                                                     Nine Months       August 21 to        Predecessor
                                                                        Ended          September 30,       January 1 to
                                                                    Sept. 30, 1998        1997           August 20, 1997
                                                                    ---------------    --------------    ---------------
                                                                    (Consolidated)     (Consolidated)      (Combined)
OPERATING ACTIVITIES:
Net income.................................................          $     20,196       $        182       $     23,552
Adjustments:  To reconcile net income to net cash provided
by operating activities:
  Minority interest........................................                 2,302                ---                ---
  Depreciation and amortization............................                10,714                846                811
  Equity in net loss from uncombined joint ventures........                   ---                ---            (21,072)
  Equity in net loss from Service Corporations.............                    70                130                ---
  Deferred rents receivable................................                (8,309)              (208)              (102)
  Provision for doubtful accounts..........................                 1,685                ---                ---
  Extraordinary items - non cash portion...................                   574                776                ---
  Amortization of officers' loans..........................                    83                ---                ---
  Preferred stock accretion................................                   204                ---                ---
Changes in operating assets and liabilities:
  Restricted cash..........................................                (7,024)               (29)               ---
  Receivables..............................................                (3,794)              (551)              (190)
  Related party receivables................................                   948               (541)              (365)
  Deferred lease costs.....................................                (4,397)               (93)              (279)
  Other assets.............................................                (3,263)            (2,549)               656
  Accounts payable and accrued expenses....................                 3,830              2,689                118
  Accounts payable to related parties......................                  (195)               487               (201)
  Accrued interest payable.................................                  (171)               225                (23)
  Deferred land lease payable..............................                   876                  4                ---
  Security deposits payable................................                 4,013                ---                (67)
                                                                     ------------       ------------       ------------
   Net cash provided by operating activities...............                18,342              1,368              2,838
                                                                     ------------       ------------       ------------

INVESTING ACTIVITIES:
  Additions to land, buildings and improvements............              (349,419)          (146,330)            (7,411)
  Contribution to partnership investments..................                   ---                ---                (25)
  Distribution to partnership investments..................                   ---                ---              1,877
  Investment in and advances to Service Corporations.......                (6,159)               ---                ---
  Mortgage loan receivable, net............................               (10,901)               ---                ---
                                                                     ------------       ------------       ------------
  Net cash used in investing activities....................              (366,479)          (146,330)            (5,559)
                                                                     ------------       ------------       ------------

FINANCING ACTIVITIES:
  Payments of mortgage notes payable and loans.............                (1,451)           (76,389)              (219)
  Proceeds from mortgage notes payable.....................                                   14,000              7,000
  Net proceeds from sale of common stock...................               242,948            228,704                ---
  Net proceeds from sale of 8% preferred income equity
    redeemable shares......................................               110,400                ---                ---
  Formation costs..........................................                   ---             (5,215)               ---
  Payment of revolving credit facility.....................              (106,000)               ---                ---
  Proceeds from revolving credit facility..................               112,000                ---                ---
  Proceeds from bridge loan................................               239,960                ---                ---
  Repayment of bridge loan.................................              (239,960)               ---                ---
  Cash distributions to owners.............................                   ---                ---             (4,024)
  Cash contributions from owners...........................                   ---                ---                 25
  Deferred loan costs......................................                (1,194)              (775)               ---
  Cash dividends and distributions paid on common stock....               (20,558)               ---                ---
  Capital lease............................................                   186                ---                ---
                                                                     ------------       ------------       ------------
  Net cash provided by financing activities................               336,331            160,325              2,782
                                                                     ------------       ------------       ------------
  Net (decrease) increase in cash and cash equivalents.....               (11,806)            15,363                 61

  Cash and cash equivalents at beginning of period.........                12,782               ---                 476
                                                                     ------------       ------------       ------------
  Cash and cash equivalents at end of period...............          $        976       $     15,363       $        537
                                                                     ============       ============       ============
Supplemental disclosure of cash flow information:
Cash paid for interest:....................................          $      9,961       $        368       $      1,085
                                                                     ============       ============       ============

      The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                       SL Green          SL Green
                                                                     Realty Corp.      Realty Corp.         SL Green
                                                                     Nine Months       August 21 to        Predecessor
                                                                        Ended          September 30,       January 1 to
                                                                    Sept. 30, 1998        1997           August 20, 1997
                                                                    ---------------    --------------    ---------------
                                                                    (Consolidated)     (Consolidated)      (Combined)
SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS INVESTING AND
FINANCING ACTIVITIES:

Land acquired for units                                                $1,000                 ---               ---

FORMATION TRANSACTION ACTIVITY:

Assets acquired

Commercial real estate, net                                               ---             $91,123               ---
Other assets                                                              ---             $16,751               ---


Liabilities assumed

Mortgage notes payable                                                    ---             $73,073               ---
Capitalized lease obligation                                              ---             $14,431               ---
Deferred land lease                                                       ---              $8,184               ---
Security deposit payable                                                  ---              $4,262               ---




      The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               SEPTEMBER 30, 1998

1.  ORGANIZATION AND BASIS OF PRESENTATION - SL GREEN REALTY CORP.

INITIAL PUBLIC OFFERING AND FORMATION TRANSACTIONS

         SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green Predecessor"). The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company believes it qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

         The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) to the public through a public offering (the "IPO"). Concurrently with the consummation of the IPO, the Company issued 38,095 shares of restricted common stock pursuant to stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of September 30, 1998, no shares of Excess Stock are issued and outstanding.

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

         The net cash proceeds received by the Company from the IPO (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the IPO proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which includes $20 million to repay a loan that was made to a Company indirectly owned by Stephen
L. Green), $1.8 million to fund an advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions.

         Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors held, in the aggregate, a 16.2% limited partnership interest in the Operating Partnership until May 1998.

MAY 1998 PUBLIC OFFERINGS

         On May 12, 1998 the Company completed the sale of 11.5 million shares of common stock and 4.6 million shares of 8% Preferred Income E quity Redeemable Shares with a liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353 million, net of underwriter's discount) were used principally to repay the Bridge Facility (see note 4) and acquire additional properties. These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.1%.

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

         The accompanying combined financial statements include partnerships and corporations, which were under common control as follows:

                                                                       Stephen L. Green
                 Entity                   Property/Service           Percentage Ownership     Ownership Type
                 ------                   ----------------           --------------------     --------------
Office Property Entities:
   64-36 Realty Associates             70 West 36th Street                    95%            General partner
   1414 Management Associates, LP      1414 Avenue of the Americas           100%            General partner
Service Corporations:
   S.L. Green Management, Corp.        Management                            100%            Sole shareholder
   S.L. Green Leasing, Inc.            Management and leasing                100%            Sole shareholder
   Emerald City Construction Corp.     Construction                          100%            Sole shareholder


         For the entities accounted for on the equity method, the SL Green Predecessor recorded its investments in partnerships and limited liability company at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

CONDENSED STATEMENT OF OPERATIONS FOR THE UNCOMBINED JOINT VENTURES IS AS
FOLLOWS:

                                                      Period January 1 -
                                                       August 20, 1997
                                                       ---------------
                                                         (Unaudited)

CONDENSED STATEMENT OF OPERATIONS
Rental revenue and escalations..................         $    13,552
                                                         -----------
Interest........................................               5,320
Depreciation and amortization...................               2,510
Operating and other expenses....................               7,142
                                                         -----------
Total expenses..................................              14,972
                                                         -----------
Operating loss before outside partner's interest
 and extraordinary item..                                     (1,420)
Extraordinary Gain on Forgiveness of Debt                     33,419
Elimination of inter-company management fees....                 240
Other partner share of income...................             (10,922)
                                                         -----------
Income allocated to the SL Green Predecessor....         $    21,317
                                                         ===========

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

         All of the management, leasing and construction with respect to the properties owned by the Company are conducted through the Management LLC which is owned 100% by the Operating Partnership.

PARTNERSHIP AGREEMENT

         In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the sole managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient distributions by the Company for any federal income or excise tax incurred by the Partners as a consequence of a sale of SL Green property. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

2.    PROPERTY ACQUISITIONS

         On August 14, 1998 the Company purchased the property located at 1412 Broadway - The Fashion Gallery Building - for $72 million, plus approximately $5 million for reimbursement of loan prepayment charges and $5 million related to capital expenditures, commissions and other closing costs. The property is a 25-story office building totaling 389,000 square feet and current occupancy, including pending leases of 89.5%.

         On August 6, 1998 the Company closed the acquisition of an existing first mortgage on the property located at 636 11th Avenue, which is a 469,000 square foot industrial and warehouse block front property located between 46th and 47th Streets for $10.9 million. The Company had contracted to buy this mortgage on June 11, 1998 and simultaneously entered into an agreement to purchase the property during January 1999. This property is currently in Chapter 11 bankruptcy proceedings.

         On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32 million in cash. The 18-story, 340,000 square foot building was 75% occupied at the date of acquisition. In connection with this purchase, the Company obtained a $6.2 million mortgage note receivable secured by the property located at 38 East 30th Street. The note bears interest at 8% and was paid back during September 1998.

         On May 21, 1998 the Company acquired the outstanding mortgage of the property located at 711 Third Avenue for approximately $44.6 million in cash. The 20-story, 520,000 square foot building was 78% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations. On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20 million and 44,772 Operating Partnership Units. In addition, the Company's ownership of the outstanding mortgage was converted to an operating sub-leasehold.

         On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively known as the Bar Building) for an additional cost of approximately $800,000.

         During March 1998, the Company purchased the operating leasehold interest in the property located at 420 Lexington Avenue (the "Graybar Building") and the fee interest in the property located at 1466 Broadway from the Helmsley organization for $142 million. The Graybar Building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet and the property at 1466 Broadway is located at 42nd Street and Broadway encompassing approximately 290,000 square feet.

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

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 1998 and 1997 as though each acquisition since January 1, 1997 and the Formation Transactions were completed as of January 1, 1998 and 1997, respectively. The pro forma results are based upon the proceeds from the Company's May 1998 Public Offering (see note 1) repaying the Bridge Facility during May 1998.

                                                            1998       1997
                                                            ----       ----

        Total revenues..................................  $120,047   $110,552
        Pro forma net income............................   $21,697    $19,622
        Pro forma earnings per share (basic and diluted)
        Per common share - basic........................     $0.91      $0.83
        Per common and common equivalent share - diluted     $0.91      $0.83

3.  HYPOTHECATED LOANS

         The loans total approximately $222 million and are collateralized by the mortgages encumbering the Operating Partnership's interests, in 633 Third Avenue. The mortgage tax loan and associated of U.S. Treasury collateral expire on November 18, 1998. The Company intends to renew the collateralized securities for an additional six months. Due to the right of off-set, the mortgages and related securities are not presented on the balance sheet. These mortgage tax credits, if utilized in secured financing transactions of an equal amount, would save the Company $6.2 million in capital proceeds necessary to close such financings.

4.  REVOLVING CREDIT FACILITY AND BRIDGE FACILITY

         During March 1998, the Company asked the revolving credit facility (the "Credit Facility") banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility in order to close an additional financing necessary to acquire the Helmsley properties (the "Bridge Facility"). The Bridge Facility, which closed on March 18, 1998, financed the acquisition of the Helmsley properties, paid-off the outstanding balance on the Credit Facility and provided liquidity for future acquisition and corporate needs. The term of the Bridge Facility is one year with an interest rate that is determined by a schedule of the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 to 300 basis points over LIBOR. The Bridge Facility was secured by the unencumbered assets of the Company including mortgage tax credits previously associated with the Company's hypothecated loan. The Bridge Facility was repaid through the Company's May 1998 equity financings, resulting in an extraordinary charge to earnings (see note 9) and all assets were released to the Credit Facility unencumbered asset pool. The Company's Credit Facility was then reinstated during the second quarter. As of September 30, 1998 current borrowings on the $140 million Credit Facility totaled $82 million, with remaining availability of $58 million with a current effective interest rate of 6.93%.

5.  INCOME TAXES

         No provision has been made for income taxes in the accompanying combined financial statements of SL Green Predecessor since such taxes, if any, are the responsibility of the individual partners. Income taxes are provided for on any projected taxable income on the service corporations.

6.  NET INCOME PER COMMON SHARE

         Net income per common share-basic and diluted is computed in accordance with the treasury stock method and is based on the weighted average number of common shares outstanding during the period. To arrive at the diluted net income per common share, the common stock equivalents resulted in increasing the number of shares outstanding by approximately 6 and 62 shares for the three and nine months ended September 30, 1998, respectively. The common stock equivalent shares resulting solely from options outstanding.

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

         In anticipation of financing future acquisitions, the Company entered into an interest rate protection agreement on September 2, 1998, with a major U.S. financial institution for $100 million of future indebtedness. As a result of this arrangement, the Company essentially "locked into" U.S. Treasury rates in effect as of September 2, 1998, or 5.13%, for $100 million of future indebtedness. As of September 30, 1998, U.S. Treasury rates were lower than 5.13% and as a result, the then present value of future cash payments which the Company would be obligated to make on $100 million of indebtedness (at the interest rate protection agreement rate) in excess of the present value of future cash payments which the Company would be obligated to make on $100 million of debt (at the then current U.S. Treasury rate) (the "excess payment amount") was approximately $5.5 million. As of November 11, 1998, due to rising U.S. Treasury rates, the spread between the U.S. Treasury rate and the rate of the Company's interest rate protection agreement had narrowed and the excess payment amount had decreased to $2.3 million. Upon completion of those financings, the Company will recognize any market rate difference between debt financing and the Company's hedged position. It is the Company's objective to match future financings with the term of its hedged position; such gain or loss is expected to be amortized over the life of the new debt.

8.  RELATED PARTY TRANSACTIONS

         There are business relationships with related parties which involve security and maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $781 and $1,277 for the three and nine month periods ended September 30, 1998 and $34 for the period August 21, 1997 to September 30, 1997. SL Green Predecessor's transactions with the related parties amounted to $62 for the July 1, 1997 to August 20, 1997 period and $255 for the period January 1, 1997 to August 20, 1997.

9.    EXTRAORDINARY ITEMS

         As a result of the Company's May 1998 public equity offerings, on May 18, 1998 the Company repaid the Bridge Facility prior to its scheduled maturity date of March 18, 1999. The Company's early extinguishment of the Bridge Facility resulted in the write-off of unamortized deferred financing costs totaling approximately $574 and was classified as an extraordinary loss during the quarter ended June 30, 1998.

         Forgiveness of mortgage debt totaling $22.1 million (net of minority interest of $11.3 million) is reflected in the accompanying SL Green Predecessor financial statements as an extraordinary gain for the period ended August 20, 1997.

         Prepayment penalties of $1.1 million (net of minority interest of $207) and unamortized deferred charges of $803 (net of minority interest of $155) related to mortgages paid in connection with the Formation Transactions were expensed and are reflected in the Company's financial statements as an extraordinary loss for the period ended August 20, 1997.

10.  SUBSEQUENT EVENTS

         On November 10, 1998 the Company announced that it has signed a contract to purchase a 65% controlling interest for $66.7 million (which is comprised of $38 million cash payment and the remainder being the assumption of debt) in 555 West 57th Street, a 20-story Midtown Manhattan property known as the BMW Building. Located on the easterly block front of 11th Avenue between West 57th and West 58th Streets in Manhattan's Midtown West submarket, the BMW Building offers 950,000 square feet of rentable space, including three subgrade floors, two of which comprise a 190-car garage. The property is currently 95% leased. The Company is currently seeking financing to fund this transaction.

         On November 9, 1998 the seller having failed to meet certain conditional obligations relating to various bankruptcy court approvals, the Company terminated its contract to purchase 636 11th Avenue. The Company believes the mortgage note receivable ($10.9 million) is fully recoverable and will result in no significant impact to the Company's financial position. In conjunction with the contract, the Company has provided a deposit of $1.5 million the return of which the Company is in the process of negotiating its recovery with the seller.

         On September 18, 1998, the Company's Board of Directors declared a $0.35 per share dividend on its common stock to stockholders of record on September 30, 1998. The dividend, together with the distribution with respect to outstanding units of partnership interest in the Operating Partnership, totaled $9.2 million and was paid October 15, 1998. The Company's Board of Directors declared a $0.50 dividend per share dividend on the PIERS for the three-month period ended September 30, 1998 which totaled $2.3 million and was paid on October 15, 1998.

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

FINANCIAL CONDITION

         Commercial real estate properties before accumulated depreciation increased approximately $350 million from December 31, 1997 to September 30, 1998 primarily as a result of the purchase of the leasehold operating position in 420 Lexington Avenue and 711 Third Avenue (including a 50% fee interest), and the property purchases of 1466 Broadway, 321 West 44th Street, 440 Ninth Avenue and 1412 Broadway. These acquisitions were funded through a bridge loan facility (the "Bridge Facility"), cash on hand and funds available under the Company's revolving credit facility (the "Credit Facility"). The Bridge Facility also repaid $93 million that was outstanding on the Company's Credit Facility. The Company completed two public equity offerings on May 12, 1998, which included the issuance of 11.5 million shares of common stock and 4.6 million shares of 8% Preferred Income Equity Redeemable Shares with a liquidation preference of $25.00 per share. These offerings raised net proceeds to the Company of $353 million, after underwriters discount. Proceeds from the offerings were used to repay the Bridge Facility ($240 million), acquire 440 Ninth Avenue ($32 million) and the outstanding mortgage and 50% fee interest in 711 Third Avenue ($60.5 million) with the remainder used for working capital purposes. The company acquired 1412 Broadway ($82 million) during August 1998 and funded this acquisition with proceeds from borrowings on the Company's Credit Facility.

RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997. For discussion purposes, the results of operations from the nine months ended September 30, 1998 represent the operations of SL Green Realty Corp and the results of operations for the nine months ended September 30, 1997 represent (i) the operating results of the SL Green Predecessor (represented by 70 West 36th Street, 1414 Avenue of the Americas and 36 West 44th Street (since acquisition date in July 1997)) for the period January 1, 1997 to August 20, 1997 and (ii) the results of the Company from August 21, 1997 to September 30, 1997. Since July 1, 1997, the following transactions have occurred that have had a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were included in the 1997 results of the Company as of August 21, 1997; (ii) the results of 110 East 42nd Street (acquired September 1997) included in 1998 results and a portion of the 1997 results (iii) 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for 1998 and were not included in the 1997 results (iv) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998), 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included for a portion of the 1998 results, and were not included in the 1997 results.

         Rental revenue for the nine months ended September 30, 1998 totaled $83.0 million representing an increase of $73.5 million compared to $9.5 million for the nine months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $29.8 million (ii) the 1997 Acquisitions which increased rental revenue by $12.6 million, (iii) the 1998 Acquisitions which increased rental revenue by $30.1 million and (iv) $1.0 million due to increased rental revenue in the SL Green Predecessor buildings.

         Escalation and reimbursement revenue for the nine months ended September 30, 1998 totaled $11.4 million representing an increase of $9.6 million compared to $1.8 million for the nine months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased revenue by $1.2 million,
(ii) the 1997 Acquisitions which increased revenue by $1.3 million, (iii) the 1998 Acquisitions which increased revenue by $7.1 million.

         Investment income totaled $2.4 million for the nine months ended September 30, 1998 representing an increase of $2.2 million compared to $0.2 million for the three months ended September 30, 1997. This amount primarily represents interest income from the 17 Battery Park mortgage ($1.4 million), interest on other mortgage notes ($0.3 million) and remainder is interest from excess cash on hand ($0.5 million).

         As of the IPO date, third party management, leasing and construction revenues and related expenses are incurred by the Service Corporations, which are 95% owned subsidiaries of the Company, which are accounted for on the equity method. This change in recognition of income and expense from third party business activities was made in order to be consistent with the REIT qualifying income test, as defined by the IRS. Consequently, management fees, leasing commissions and construction fees, were recorded on these operating subsidiaries, compared to the 1997 third party revenue, which was recorded on the predecessor entity.

         Operating expenses for the nine months ended September 30, 1998 totaled $26.3 million representing an increase of $22.4 million compared to $3.9 million for the nine months ended September 30, 1997. The increase was primarily attributable to: (i) the IPO Acquisitions which increased operating expenses by $6.2 million (ii) the 1997 Acquisitions which increased operating expenses by $5.7 million and (iii) the 1998 Acquisition expenses which increased operating expenses by $10.5 million.

         Ground rent for the nine months ended September 30, 1998 totaled $8.2 million representing an increase of $7.7 million compared to $0.5 million for the nine months ended September 30, 1997. This increase primarily represents ground rent at 420 Lexington Avenue ($4.6 million), 673 First Avenue ($2.5 million), 711 Third Avenue ($0.4 million) and 1140 Avenue of the Americas ($0.2 million).

         Interest expense for the nine months ended September 30, 1998 totaled $9.8 million representing an increase of $8.1 million compared to $1.7 million for the nine months ended September 30, 1997. The increase is primarily attributable to (i) interest incurred on the Company's revolving line of credit, and Bridge Facility ($5.4 million) principally to acquire new properties and
(ii) additional secured mortgage debt, including interest on the Company's capital lease obligations which was previously accounted for under the equity method, ($2.7 million).

         Depreciation and amortization for the nine months ended September 30, 1998 totaled $10.7 million representing an increase of $9.0 million compared to $1.7 million for the nine months ended September 30, 1997. The increase is primarily attributable to: (i) the IPO Acquisitions which increased depreciation by $4.0 million (ii) the 1997 Acquisitions which increased depreciation by $1.5 million (iii) the 1998 Acquisitions which increased depreciation by $2.8 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.7 million associated with fees incurred on the Company's Credit Facility and Bridge Facility.

         Real estate taxes for the nine months ended September 30, 1998 totaled $14.9 million representing an increase of $13.2 million compared to $1.7 million for the nine months ended September 30, 1997. The increase is primarily attributable to (i) the IPO Acquisitions which increased real estate taxes by $4.3 million (ii) the 1997 Acquisitions which increased real estate taxes by $2.8 million and (iii) the 1998 Acquisitions which increased real estate taxes by $6.1 million.

         Marketing, general and administrative expense for the nine months ended September 30, 1998 totaled $4.0 million representing an increase of $1.4 million compared to $2.6 million for the nine months ended September 30, 1997. The increase is due to increased personnel costs associated with the Company's recent growth ($2.0 million) and increased public entity and technology costs ($0.6 million). This increase is partially off-set by third party costs included in the 1997 expense which have been reclassified to the Service Corporations in 1998 to correspond with the reclassification of third party revenue which has been included in equity in net loss from Service Corporations since August 21, 1997.

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997. For discussion purposes, the results of operations from the three months ended September 30, 1998 represent the operations of SL Green Realty Corp and the results of operations for the three months ended September 30, 1997 represent the operating results of the SL Green Predecessor

(represented by 70 West 36th Street, 1414 Avenue of the Americas and 36 West 44th Street) for the period July 1, 1997 to August 20, 1997 and the operating results of the Company for the period August 21, 1997 to September 30, 1997. Since July 1, 1997, the following transactions have occurred that have a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were not included in 1997 results, (ii) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December
1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended September 30, 1998, not included in the 1997 results (with the exception of 15 days for 110 East 42nd Street acquired September 15, 1997) and (iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March
1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included for all or a portion of third quarter 1998 results, and not included in the 1997 results.

         The rental revenue for the three months ended September 30, 1998 totaled $34.3 million, an increase of $27.6 million compared to $6.7 million for the three months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $6.0 million (ii) the 1997 Acquisitions which increased rental revenue by $4.9 million, (iii) the 1998 Acquisitions which increased rental revenue by $16.5 million and (iv) the Predecessor portfolio which increased $0.2 million due to increased occupancy.

         Escalation and reimbursement revenue for the three months ended September 30, 1998 totaled $5.3 million representing an increase of $3.9 million compared to $1.4 million for the three months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following:
(i) the IPO Acquisitions which increased revenue by $0.5 million, (ii) the 1997 Acquisitions which increased revenue by $0.4 million, (iii) the 1998 Acquisitions which increased revenue by $3.0 million.

         Investment income totaled $0.9 million for the three months ended September 30, 1998, which represents an increase of $0.7 million compared to $0.2 million for the three months ended September 30, 1997. The increase in interest income is due primarily to the 17 Battery Park mortgage ($0.5 million) and interest earned from other mortgage notes ($0.2 million).

         As of the IPO date, third party management, leasing and construction revenues and related expenses are incurred by the Service Corporations, which are 95% owned subsidiaries of the Company, which is accounted for on the equity method. This change in recognition of income and expense from third party business activities was made in order to be consistent with the REIT qualifying income test. This change resulted in the sources of revenue being recorded by the Company in the Service Corporations which were $0.7 million during the 1998 period.

         Operating expenses for the three months ended September 30, 1998 totaled $11.8 million representing an increase of $9.5 million compared to $2.3 million for the three months ended September 30, 1997. The increase was primarily attributable to: (i) the IPO Acquisitions which increased operating expenses by $1.7 million (ii) the 1997 Acquisitions which increased operating expenses by $2.1 million and (iii) the 1998 Acquisition expenses which increased operating expenses by $5.7 million.

         Ground rent for the three months ended September 30, 1998 totaled $3.4 million which represents an increase of $2.9 million compared to $0.5 million for the three months ended September 30, 1997. This increase is primarily due to 420 Lexington Avenue ($2.2 million), 673 First Avenue ($0.5 million) and 711 Third Avenue ($0.2 million).

         Interest expense for the three months ended September 30, 1998 totaled $2.4 million representing an increase of $1.5 million compared to $0.9 million for the three months ended September 30, 1997. The increase is primarily attributable to interest incurred on the Company's Credit Facility ($1.0 million) and additional mortgage debt, including interest on the Company's capital lease obligations, ($0.5 million).

         Depreciation and amortization for the three months ended September 30, 1998 totaled $4.1 million representing an increase of $3.0 million compared to $1.1 million for the three months ended September 30, 1997. The increase is primarily attributable to: (i) the IPO Acquisitions which increased depreciation by $0.8 million (ii) the 1997 Acquisitions which increased depreciation by $0.5 million (iii) the 1998 Acquisitions which increased depreciation by $1.5 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.2 million associated with fees incurred on the Company's Credit Facility.

         Real estate taxes for the three months ended September 30, 1998 totaled $6.1 million representing an increase of $4.9 million compared to $1.2 million for the three months ended September 30, 1997. The increase is primarily attributable to (i) the IPO Acquisitions which increased real estate taxes by $0.8 million (ii) the 1997 Acquisitions which increased real estate taxes by $0.9 million and (iii) the 1998

Acquisitions which increased real estate taxes by $3.2 million.

         Marketing, general and administrative expense for the three months ended September 30, 1998 totaled $1.6 million representing an increase of $0.8 million compared to $0.8 million for the three months ended September 30, 1997. The increase is due to higher costs associated with the Company's recent growth. This increase is partially off-set by the 1998 third party related costs incurred during 1998, which have been classified to the Service Corporations to correspond with the reclassification of third party revenue.

PRO FORMA RESULTS OF OPERATIONS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997. The Pro forma statements of operations for the nine months ended September 30, 1998 and 1997, respectively, are presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through September 30, 1998. In addition to the IPO and Formation Transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for the three months ended September 30, 1998 and not included in the 1997 results (with the exception of 15 days for 110 East 42nd Street acquired September 15, 1997) and (ii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) the "1998 Acquisitions" are included in a portion of the 1998 results and not included in the 1997 results. During May 1998, the Company completed two public offerings for 11.5 million shares of common stock and 4.6 million of preferred shares resulting in net proceeds of $353 million, net of underwriting costs.

         The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Company's IPO at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statements on Form S-11 dated May 12, 1998 and August 14, 1997 and the condensed consolidated financial statements of the Company, included elsewhere herein.

                        Nine months ended September 30, 1998
                  compared to nine months ended September 30, 1997
                       (in thousands except percentage data)
                                   (Unaudited)

                                                          Nine Months Ended
                                                             September 30,            Dollar
                                                        1998             1997         Change
                                                        ----             ----        ---------
                                                    (Historical)     (Pro Forma)
REVENUE
Rental revenue..............................          $ 83,039         $ 34,855       $ 48,184
Escalations & reimbursement revenues........            11,432            4,338          7,094
Investment income...........................             2,419              207          2,212
Leasing Commissions.........................               ---            2,251         (2,251)
Other income................................                20            1,676         (1,656)
                                                      --------         --------       --------
                  Total revenues............            96,910           43,327         53,583
                                                      --------         --------       --------
Equity in net (loss) income from Service
  Corporations..............................               (70)             139           (209)
                                                      --------         --------       --------

EXPENSES
Operating expenses..........................            26,270            8,838         17,432
Ground rent.................................             8,152            3,228          4,924
Interest....................................             9,790            3,967          5,823
Depreciation and amortization...............            10,714            5,444          5,270
Real estate taxes...........................            14,888            6,169          8,719
Marketing, general and administrative.......             3,954            2,066          1,888
                                                      --------         --------       --------
                  Total expenses............            73,768           29,712         44,056
                                                      --------         --------       --------

                  Income before minority interest
                  Preferred stock dividend and
                  extraordinary items                 $ 23,072         $ 13,754       $  9,318
                                                      ========         ========       ========

         Rental revenue for the nine months ended September 30, 1998 totaled $83.0 million representing an increase of $48.2 million compared to $34.8 million for the three months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following properties not previously owned or acquired at the IPO date: (i) the 1997 acquisitions which increased rental revenue by $15.0 million, (ii) the 1998 acquisitions which increased rental revenue by $30.1 million and (iii) increased occupancy and additional rollover rental income in the other portfolio buildings which increased $3.1 million.

         Escalation and reimbursement revenue for the nine months ended September 30, 1998 totaled $11.4 million an increase of $7.1 million compared to $4.3 million during the nine months ended September 30, 1997. The increase is attributable to the revenue associated with: (i) the 1997 Acquisitions which increased revenue by $1.3 million, (ii) the 1998 Acquisitions which increased revenue by $5.3 million and (iii) the properties owned or acquired at the IPO date where revenue increased by $0.5 million.

         Investment income for the nine months ended September 30, 1998 totaled $2.4 million, which represents an increase of $2.2 million as compared to $0.2 million for the nine months ended September 30, 1997. The increase in interest income is primarily due to the 17 Battery Place mortgage ($1.4 million), other mortgage notes receivable ($0.3 million) and the balance ($0.5 million) earned from excess cash on hand.

         Leasing commission income decreased $2.3 million. Leasing income as reported in the Pro Forma represents Tenant-Rep income which has been reclassified to-equity in net (loss) income from service corporations in the comparable 1998 period in which tenant-rep revenue totaled $1.3 million, a decrease of $1.0 million. This decrease is due to timing and strong results in the 1997 period.

         Other income for the nine months ended September 30, 1998 totaled $0.02 million representing a decrease of $1.7 million as compared to September 30, 1997. The decrease is the result of 1997 lease termination income (primarily at 1372 Broadway) which did not occur at the same rate in 1998.

         Operating expenses for the nine months ended September 30, 1998 totaled $26.3 million representing an increase of $17.5 million compared to $8.8 million for the nine months ended September 30, 1997. The increase was primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased operating expenses by $5.7 million and (ii) the 1998 Acquisitions which increased operating expenses by $10.5 million (iii) $1.3 million of increased costs from the core and IPO properties primarily due to the provision for tenant credit loss which totaled $0.6 million.

         Ground rent for the nine months ended September 30, 1998 totaled $8.2 million representing an increase of $5.0 million compared to $3.2 million for the nine months ended September 30, 1997. The increase is primarily attributable to the ground rent on our new acquisitions at 420 Lexington Avenue ($4.6 million) and 711 Third Avenue ($0.4 million).

         Interest expense for the nine months ended September 30, 1998 totaled $9.8 million representing an increase of $5.8 million compared to $4.0 million for the nine months ended September 30, 1997. The increase is primarily attributable to interest incurred on the Company's Credit Facility and Bridge Loan ($5.4 million) and additional mortgage loans ($0.4 million).

         Depreciation and amortization for the nine months ended September 30, 1998 totaled $10.7 million representing an increase of $5.3 million compared to $5.4 million for the nine months ended September 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased depreciation by $1.5 million and
(ii) the 1998 Acquisitions which increased depreciation by $2.8 million, (iii) amortization of financing costs increased $0.7 million primarily due to fees recognized on the Company's revolving line of credit and acquisition facility and (iv) the properties owned or acquired at the IPO date which increased $0.3 million primarily due to increased tenant improvement amortization.

         Real estate taxes for the nine months ended September 30, 1998 totaled $14.9 million representing an increase of $8.7 million compared to $6.2 million for the nine months ended September 30, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date (i) the 1997 Acquisitions which increased real estate taxes by $2.8 million and (ii) the 1998 Acquisitions which increased real estate taxes by $6.1 million. These increases were partially off-set by a $0.2 million reduction in taxes related to the core and IPO properties primarily from lower tax rates and management's effort to obtain reductions in assessed values.

         Marketing, general and administrative expense for the nine months ended September 30, 1998 totaled $4.0 million representing an increase of $1.9 million compared to $2.1 million for the nine months ended September 30, 1997. The increase is due to additional staffing, and incremental absorption of lost third party management related costs ($1.5 million), costs associated with management information systems and year 2000 compliance and higher public entity costs ($0.4 million).

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997. The Pro forma statements of operations for the three months ended September 30, 1998 and 1997, respectively, are presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through September 30, 1998. In addition to the IPO and formation transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 acquisitions" are included in the consolidated results for the three months ended September 30, 1998 and not included in the 1997 results and (ii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998), 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 30, 1998) and 1412 Broadway (acquired August 1998) are included in the entire or in a portion of the 1998 results and not included in the 1997 results. During May 1998, the Company completed two public offerings for 11.5 million common shares and 4.6 million of preferred shares resulting in net proceeds of $353 million, net of underwriting costs.

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

             Three months ended September 30, 1998 compared to
                  three months ended September 30, 1997
                  (in thousands except percentage data)
                              (Unaudited)

                                                         Three Months Ended
                                                            September 30,             Dollar
                                                        1998             1997         Change
                                                        ----             ----        ---------
                                                    (Historical)     (Pro Forma)
REVENUE
Rental revenue.....................................   $ 34,310         $ 11,837       $ 22,473
Escalations & reimbursement revenues...............      5,281            1,864          3,417
Investment income..................................        851              207            644
Leasing commissions................................        ---              726           (726)
Other income.......................................         18              139           (121)
                                                      --------         --------       --------
                  Total revenues...................     40,460           14,773         25,687
                                                      --------         --------       --------
Equity in net (loss) income of Service
 Corporations......................................        (22)            (243)           221
                                                      --------         --------       --------

EXPENSES
Operating expenses.................................     11,759            3,127          8,632
Ground rent........................................      3,428            1,076          2,352
Interest...........................................      2,419            1,322          1,097
Depreciation and amortization......................      4,069            1,814          2,255
Real estate taxes..................................      6,134            2,091          4,043
Marketing, general and administrative..............      1,571              671            900
                                                      --------         --------       --------
                  Total expenses...................     29,380           10,101         19,279
                                                      --------         --------       --------

                  Income before minority interest,
                  Preferred dividends and
                  Extraordinary items..............   $ 11,058         $  4,429       $  6,629
                                                      ========         ========       ========

         The rental revenue for the three months ended September 30, 1998 totaled $34.3 million an increase of $22.5 million compared to $11.8 million during the three months ended September 30, 1997. The increase is primarily attributable to the revenue associated with the following properties not previously owned or acquired at the IPO date: (i) the 1997 acquisitions which increased rental revenue by $4.9 million, (ii) the 1998 acquisitions which increased rental revenue by $16.5 million and (iii) an increase of $1.1 million in properties owned/acquired at the IPO date primarily due to higher occupancy rates which increased revenue at 1372 Broadway by $0.7 million and 36 West 44th Street by $0.1 million.

         Escalation and reimbursement revenue for the three months ended September 30, 1998 totaled $5.3 million an increase of $3.4 million compared to $1.9 million during the three months ended September 30, 1997. The increase is attributable to the revenue associated with properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased revenue by $0.4 million and (ii) the 1998 Acquisitions which increased revenue by $3.0 million.

         Investment income totaled $0.9 million, an increase of $0.7 million compared to $0.2 million during the three months ended September 30, 1997 which represents interest income on the 17 Battery Place mortgage ($0.5 million), and interest earned on other mortgages ($0.2 million).

         Operating expenses for the three months ended September 30, 1998 totaled $11.8 million representing an increase of $8.7 million compared to $3.1 million for the three months ended September 30, 1997. The increase was primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased operating expenses by $2.2 million and (ii) the 1998 Acquisitions which increased operating expenses by $5.5 million and (iii) the remaining $1.0 million increase represents increased operating costs in the core and IPO portfolio of which $0.7 million resulted primarily from the 1998 provision for tenant credit loss.

         Ground rent for the three months ended September 30, 1998 totaled $3.4 million representing an increase of $2.3 million compared to $1.1 million for the three months ended September 30, 1997. The increase is attributable to ground rent on 420 Lexington Avenue ($2.1 million) and 711 Third Avenue ($0.2 million).

         Interest expense for the three months ended September 30, 1998 totaled $2.4 million representing an increase of $1.1 million compared to $1.3 million for the three months ended September 30, 1997. The increase is primarily attributable (Ito interest incurred on the Company's Credit Facility.

         Depreciation and amortization for the three months ended September 30, 1998 totaled $4.1 million representing an increase of $2.3 million compared to $1.8 million for the three months ended September 30, 1997. The increase is primarily attributable to (i) properties previously owned or acquired at the IPO date by $0.2 million (ii) the 1997 Acquisitions which increased depreciation by $0.5 million and (iii) the 1998 Acquisitions which increased depreciation by $1.5 million, additionally amortization of financing costs increased $0.3 million due to fees recognized on the Company's Credit Facility and Bridge Facility and Hypothecated Loan.

         Real estate taxes for the three months ended September 30, 1998 totaled $6.1 million representing an increase of $4.0 million compared to $2.1 million for the three months ended September 30, 1997. The increase is primarily attributable to (i) the 1997 Acquisitions which increased real estate taxes by $0.8 million and (ii) the 1998 Acquisitions which increased real estate taxes by $3.2 million.

         Marketing, general and administrative expense for the three months ended September 30, 1998 totaled $1.6 million representing an increase of $0.9 million compared to $0.7 million for the three months ended September 30, 1997. The increase is due to additional staffing and incremental absorption of personnel previously involved in third party management which has been phased out in favor of direct property ownership ($0.7 million), costs associated with management information systems and year 2000 compliance and higher public entity costs ($0.2 million).

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

         The Company requested the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Bridge Facility"). This Bridge Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provides on-going liquidity for future acquisition and corporate needs. The term of the Bridge Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. The Bridge Facility was paid off on May 18, 1998 through proceeds from the 1998 public offerings. The Company's Credit Facility was restored during May 1998; currently there is $82 million of borrowings outstanding and remaining availability is $58 million. The effective borrowing rate at September 30, 1998 was 6.93%.

         At September 30, 1998 the mortgage loans and Credit Facility borrowings represent approximately 16.6% of the Company's market capitalization based on an estimated total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units) of $802 million (based on a common stock price of $21.00 per share, the closing price of the Company's common stock on the

New York Stock Exchange on September 30, 1998). The Company's principal debt maturities are scheduled to be $0.5 million and $2.23 million for the remaining three months ending December 31, 1998 and the twelve months ending December 31, 1999, respectively, which represents monthly loan amortization on regularly scheduled secured debt.

         The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

         The Company estimates that for the three months ending December 31, 1998 and the 12 months ending December 31, 1999, it will incur approximately $9.5 million and $26.5 million, respectively, of capital expenditures on properties currently owned. In 1998 and 1999, over $9.4 million and $24.3 million, respectively, of the capital investments are associated with capital investment dedicated to redevelopment costs associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility, from additional borrowings secured by the properties and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

         In ancitipcation of financing future acquisitions, the Company entered into an interest rate protection agreement on September 2, 1998, with a major U.S. financial institution for $100 million of future indebtedness. As a result of this arrangement, the Company essentially "locked into" U.S. Treasury rates in effect as of September 2, 1998, or 5.13%, for $100 million of future indebtedness. As of September 30, 1998, U.S. Treasury rates were lower than 5.13% and as a result, the then present value of future cash payments which the Company would be obligated to make on $100 million of indebtedness (at the interest rate protection agreement rate) in excess of the present value of future cash payments which the Company would be obligated to make on $100 million of debt (at the then current U.S. Treasury rate) (the "excess payment amount") was approximately $5.5 million. As of November 11, 1998, due to rising U.S. Treasury rates, the spread between the U.S. Treasury rate and the rate of the Company's interest rate protection agreement had narrowed and the excess payment amount had decreased to $2.3 million. It is the Company's intention to continue to pursue financing alternatives for its properties. Upon completion of those financings, the Company will recognize any market rate difference between debt financing and the Company's hedged position. It is the Company's objective to match future financings with the term of its hedged position; such gain or loss is expected to be amortized over the life of the new debt.

CASH FLOWS

         COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net cash provided by operating activities increased $14.1 million to $18.3 million provided by operations from $4.2 million provided by operations for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase was due primarily to the operating cash flow generated by the IPO Acquisitions, 1997 Acquisitions and 1998 Acquisitions, increased income from other properties and an increase in investment income. Net cash used in investing activities increased $214.6 million to $366.5 million from $151.9 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increase was due primarily to the purchase of (i) certain properties in connection with the Offering (ii) the 1997 Acquisitions and (iii) the 1998 Acquisitions. Net cash provided by financing activities increased $173.2 million to $336.3 million for the nine months ended September 30, 1998 compared to $163.1 million cash provided by financing activities for the nine months ended September 30, 1997. The increase was primarily due to net proceeds from the Company's Public Offerings of common stock ($242.9 million) and preferred stock ($110.4 million) which were used to pay-off the Company's Bridge Loan Facility ($240 million) and purchase the 1998 acquisitions. The repayment in the Bridge Loan resulted in an extraordinary loss of $0.6 million. This increase was partially off-set by the $20.6 million common stock and OP Unit dividend distribution payments and $1.2 million in deferred loan cost payments.

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

         On a historical pro forma basis after giving effect to the Formation Transactions, Funds from Operations for the three and nine months ended
September 30, 1998 and 1997 respectively, are as follows:

                                               Three Months Ended              Nine Months Ended
                                           ---------------------------     ---------------------------
                                               1998           1997            1998            1997
                                           -----------     -----------     -----------     -----------
                                           (Historical)    (Pro Forma)     (Historical)    (Pro Forma)
Income before minority interest and
extraordinary item......................   $    11,058     $     4,429     $    23,072     $    13,754
Add:
Depreciation and amortization...........         4,069           1,814          10,714           5,444
Less:
Preferred stock dividend................        (2,300)            ---          (3,420)            ---
Amortization of deferred financing costs
and Depreciation of non-real estate
assets..................................          (186)            (73)           (811)           (136)
                                           -----------     -----------     -----------     -----------
FFO.....................................   $    12,641     $     6,170     $    29,555     $    19,062
                                           ===========     ===========     ===========     ===========

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

YEAR 2000 COMPLIANCE

         The Company is providing the following disclosure pursuant to the Securities and Exchange Commission's interpretation titled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers Investment Companies, and Municipal Securities Issuers" effective August 4, 1998.

STATE OF READINESS

         The Company has identified three areas of focus for Year 2000
Compliance: information technology, property operating equipment, and third party service suppliers.

         INFORMATION TECHNOLOGY: In 1997, the Company began a project to update its information technology resources by installing new hardware and software throughout the Company. The Company expects to complete the implementation of the systems by December 1998. All hardware components and software were acquired from major U.S. manufacturers. The manufacturer of the new financial systems has supplied the Company with documentation of Year 2000 testing to demonstrate that their software meets and exceeds Year 2000 compliance requirements. The company plans to rely on the documentation furnished. The Company is currently contacting other software and hardware providers for confirmation of Year 2000 compliance.

         PROPERTY OPERATING EQUIPMENT: The Company believes that it has identified building operating systems (primarily elevators and fire safety systems) that contain embedded chips or use software that require Year 2000 testing. The Company received confirmation from these vendors and manufacturers that the equipment and related systems are Year 2000 compliant. In addition, the Company has since tested approximately 70% of these identified systems and found them functional. Further testing is being scheduled to be completed by 3/31/99.

         THIRD PARTY SERVICE SUPPLIERS: At present, the Company has no automated interfaces from third party service providers into the Company's financial systems. However, the Company does rely on information from two types of third parties service providers: financial institutions and a payroll and benefits processing company. The company has begun the process of confirming with the third parties that systems that relate to the Company are Year 2000 compliant. The Company will not be able to test the systems of these service providers and will have to rely on these confirmation responses. However, the Company cannot represent that these responses are accurate and may result in lost services if these vendors are not Year 2000 compliant.

                          Assessment       Remediation            Direct Testing      Indirect Testing          Implementation
                          ----------       -----------            --------------      ----------------          --------------
Information Technology  100% complete      75% complete           Not planned         75% complete based on     75% complete
                                           Expected completion                        representations           Expected completion
                                           6/30/99                                    received from third       6/30/99
                                                                                      party vendor

Property Operating       90% complete      70% complete           70% complete        Not applicable            70% complete
Equipment

Third Party Service     100% complete      Not yet fully          Not applicable      25% complete based on     50% complete
Providers                                  assessed                                   representations           Expected completion
                                                                                      received from third       9/30/99
                                                                                      party vendors

COSTS

         The Company does not expect the direct costs related to Year 2000 to be material. These direct costs exclude the costs to replace the hardware and software systems, as the decision to replace these systems was not accelerated by the Year 2000 issues.

RISKS

         The Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to collect rents, process Company payroll, and disburse funds. The Company also does not have any plan, and cannot make any assurances regarding any loss of governmental, utility services or financial market functionality that may be lost as a result of Year 2000. The Company cannot make any assurances that its tenants will be able to disburse funds to pay rental invoices due to Year 2000 compliance deficiencies.

CONTINGENCIES

         The Company expects to complete all phases of its Year 2000 program by the end of the third quarter 1999 and currently has no contingency plan in place. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None

(b)  Reports on Form 8-K:

         1.    Form 8-K dated August 14, 1998, Items 2 and 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SL GREEN REALTY CORP.

                                              By: /s/ Ann Iseley
                                                 --------------------------
                                                 Ann Iseley
                                                 Executive Vice President and
                                                 Chief Financial Officer


Date:  November 13, 1998