Form 10-K405
period 1998-12-31
SL GREEN REALTY CORP
filed 1999-03-30
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                 420 Lexington Avenue, New York, New York 10170
               (Address of principal executive offices - zip code)

                                 (212) 594-2700
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         Title of Each Class           Name of Each Exchange On Which Registered
         -------------------           -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 1999, there were 24,191,826 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (23,200,601 shares) at March 15, 1999, was $413,260,705. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 19, 1999 are incorporated by reference into Part III.

                              SL GREEN REALTY CORP.

                             FORM 10-K REPORT INDEX


10-K PART AND ITEM NO.                                                                PAGE
----------------------                                                                ----

PART I

1.  BUSINESS ...................................................................         3
2.  PROPERTIES .................................................................        10
3.  LEGAL PROCEEDINGS ..........................................................        12
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................        13

PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......        14
6.  SELECTED FINANCIAL DATA ....................................................        14
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS .............................................................        17
7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................        28
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................................        29
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE ......................................................        69

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................        69
11.  EXECUTIVE COMPENSATION ....................................................        69
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............        69
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................        69

PART IV

14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K .....        71


THE "COMPANY" MEANS SL GREEN REALTY CORP., A MARYLAND CORPORATION, AND ONE OR MORE OF ITS SUBSIDIARIES (INCLUDING SL GREEN OPERATING PARTNERSHIP, L.P.), AND THE PREDECESSORS THEREOF (THE "SL GREEN PREDECESSOR") OR, AS THE CONTEXT MAY REQUIRE, SL GREEN REALTY CORP. ONLY OR SL GREEN OPERATING PARTNERSHIP, L.P. ONLY AND (II) "SL GREEN PROPERTIES" MEANS SL GREEN PROPERTIES, INC., A NEW YORK CORPORATION, AS WELL AS THE AFFILIATED PARTNERSHIPS AND OTHER ENTITIES THROUGH WHICH STEPHEN L. GREEN HAS HISTORICALLY CONDUCTED COMMERCIAL REAL ESTATE ACTIVITIES.

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



PART I



                                ITEM 1. BUSINESS



GENERAL

     The Company is a fully-integrated, self administered and self-managed Real Estate Investment Trust ("REIT") and was formed in June 1997 for the purpose of continuing the commercial real estate business of SL Green Properties. For more than 19 years, SL Green has been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan. As of December 31, 1998, the Company owned interests in 18 Class B commercial properties encompassing approximately 6.3 million rentable square feet located primarily in midtown Manhattan (the "Properties"). As of December 31, 1998, the weighted average occupancy of the Properties was 93%. In addition, the Company continues to manage six office properties owned by third-parties and affiliated companies encompassing approximately 1.6 million rentable square feet.

     SL Green Properties was founded in 1980 by Stephen L. Green, its Chairman, President and Chief Executive Officer. Since that time, SL Green became a full service, fully integrated real estate company. Prior to the Company's Initial Public Offering (the "Offering" or "IPO") in August 1997, SL Green Properties had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

     There are numerous office properties that compete with the Company in attracting tenants and numerous companies that compete in selecting properties for acquisition.

     The Company's corporate offices are located in midtown Manhattan. The Company's corporate staff consists of 83 persons, including 49 professionals experienced in all aspects of commercial real estate. The Company's Corporate offices are located at 420 Lexington Avenue, New York, New York 10170. The Company can be contacted at (212) 594-2700 or visit the Company's website at www.slgreen.com.

     The Company's primary business objective is to maximize total return to shareholders through growth in distributable cash flow and appreciation in the value of its assets. The Company plans to achieve this objective by capitalizing on the external and internal growth opportunities described below and continuing the operating strategies historically practiced by SL Green Properties.

FORMATION AND INITIAL PUBLIC OFFERING

     In connection with the Company's IPO the Operating Partnership received a contribution of interests in real estate properties as well as 95% of the economic non-voting interest in the management, leasing and construction companies (the "Service Corporations"). The Company is organized so as to qualify and has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

     The authorized capital stock of the Company consists of 200 million shares of capital stock, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share.

INITIAL PUBLIC OFFERING

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

MAY 1998 PUBLIC OFFERINGS

     On May 12, 1998 the Company completed the sale of 11.5 million shares of common stock and 4.6 million share of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353 million, net of underwriter's discount) were used principally to repay the Acquisition Facility (see Item 1 - Financing Activity) and acquire additional properties.

     These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.2%.

     Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors and management hold, in the aggregate, 2,428,056 in operating units or a 9.20% limited partnership interest in the Operating Partnership. Management also owns 751,225 shares (3.14%) in common stock, or 2,892,009 of Operating Partnership units and common stock constituting 10.96% of the consolidated Company. The Company's management and continuing investors own 3,179,281 units and common stock or 12.05% of the common equity. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

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

     A variety of tenants who do not require, desire or cannot afford Class A space are attracted to Class B office properties due to their prime locations, excellent amenities, distinguished architecture and relatively less expensive rental rates. Class B office space has historically attracted many smaller growth oriented firms and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, "new media" and publishing industries. In addition, several areas of Manhattan, including many in which particular trades or industries traditionally congregate, are dominated by Class B office space and contain no or very limited Class A office space. Examples of such areas include the Garment District (where three of the Properties are located), the Flatiron District (where one Property is located), the areas immediately south and north of Houston Street ("Soho" and "Noho", respectively), Chelsea (where one Property is located), and the area surrounding the United Nations (where one Property is located). Businesses significantly concentrated in certain of these areas include those in the following industries: "new media", garment, apparel, toy, jewelry, interior decoration, antiques, giftware, and UN-related businesses. The concentration of businesses creates strong demand for the available Class B office space in those locations. By way of example, some of the tenants that currently occupy space in Company owned properties include The City of New York, New York Association of New Americans, Inc., Metro North, Parade Publications, Dow Jones, Crains Communications, Ann Taylor, Escada, Cowles Business Media, Kallir, Philips, Ross Inc., Bank Leumi, NationsBank, MCI International, New York Presbyterian Hospital, Newbridge Communications, Ross Stores, UNICEF, Bell Atlantic and Dyersburg.

     The Company's management team has developed a comprehensive knowledge of the Manhattan Class B office market, an extensive network of tenant and other business relationships and experience in acquiring underperforming office properties and repositioning them into profitable Class B properties through intensive full service management and leasing efforts.

     The Company believes that the recovery of the New York commercial real estate market from the downturn of the late 1980s and early 1990s combined with the ongoing strength of the New York City economy creates an attractive environment for owning, operating and acquiring Class B office properties in Manhattan.

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

     PROPERTY ACQUISITIONS. In acquiring properties, the Company believes that it has the following advantages over its competitors: (i) management's 19 years of experience as a full service, fully integrated real estate company focused on the Class B office market in Manhattan, (ii) enhanced access to capital as a public company, (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies) and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions. In addition, the Company may benefit from the abolition of the New York State Real Property Transfer Gains Tax, the reduction in the Federal Capital Gains Tax and from tax law developments reducing the transfer tax rates applicable to certain REIT acquisition transactions. These previous barriers to the sale of real property have been greatly reduced or eliminated, making transactions more economically viable for property sellers.

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

     INTEGRATED LEASING AND PROPERTY MANAGEMENT. The Company seeks to capitalize on management's extensive knowledge of the Class B Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes (i) the use of in-depth market research, (ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing "Class A" tenant services. The Company believes proactive leasing efforts have contributed to average occupancy rates at the Properties that are above the market average. In addition, the Company's commitment to tenant service and satisfaction is evidenced by the Company's and its predecessor past record of renewal of approximately 75% of the expiring leases and rentable square footage at the Properties owned and managed by the Company and its predecessor during the period from January 1, 1994 through December 31, 1998.

1998 ACQUISITIONS

     Since December 31, 1997, the Company completed the acquisition of six additional properties for an aggregate purchase price of approximately $339 million. These properties were financed through excess proceeds from the Company's May public offerings, use of the Company's revolving line of credit, and additional property level debt. These six properties have an aggregate rentable area of approximately 2.9 million square feet.

420 Lexington Avenue and 1466 Broadway

     On March 18, 1998 the Company closed on its purchase of the fee interest in one property (1466 Broadway) and the operating interest of another property (420 Lexington Avenue, The Graybar Building) from the Helmsley organization. (together, the "Helmsley Properties"). The Graybar Building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet. 1466 Broadway is located in the heart of Times Square at 42nd Street and Broadway encompassing approximately 290,000 square feet. The aggregate base purchase price for the two properties was $142 million. At the time the acquisition was announced, the Graybar building was 83% leased and 1466 Broadway was approximately 87% leased.

321 West 44th Street

     On March 31, 1998 the Company closed on its purchase of a 203,000 square foot office building at 321 West 44th Street. The property was acquired for $17 million in cash and was approximately 96% leased at the time the acquisition was announced.

711 Third Avenue

     On May 21, 1998 the Company acquired the outstanding leasehold mortgage of the property located at 711 Third Avenue for approximately $44.6 million in cash. The 20-story, 524,000 square foot building was 79% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations. On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20 million and 44,772 Operating Partnership Units.

440 Ninth Avenue

     On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32 million in cash. The 18-story, 340,000 square foot building was 76% occupied at the date of acquisition. In connection with this purchase, the Company contracted to acquire the properties located at 38 East 30th Street and later assigned these contracts to third parties. In connection with the assignment 38 East 30th Street, the Company extended a mortgage for $6.2 million bearing interest at 8% and was repaid during September 1998.

1412 Broadway

     On August 14, 1998 the Company purchased the property located at 1412 Broadway - The Fashion Gallery Building - for $72 million, plus approximately $5 million for reimbursement of loan prepayment charges and $5 million related to capital expenditures, commissions and other closing costs. The property is a 25-story office building totaling 389,000 square feet with an occupancy rate at the acquisition date, including pending leases, of 89.5%.

OTHER TRANSACTIONS

     On January 8, 1998, the Company acquired fee title to its property located at 1372 Broadway. Prior to this date, the Company held a mortgagee's interest in this property with a right to acquire the fee without additional cost.

     On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively known as the Bar Building) for an additional cost of approximately $1.0 million.

     On January 15, 1999 the Company discontinued the current redevelopment and subsequent purchase of 636 11th Avenue, and did not purchase the 469,000 square foot industrial and warehouse property. Termination of the purchase agreement signed last June resulted in a 1998 charge of approximately $1.1 million. The Company continues to hold a $10.9 million first mortgage which is fully secured by the property yielding a current rate of 8.875%, increasing to 9%, effective March 1, 1999.

SUBSEQUENT AND PENDING ACQUISITIONS

Graybar Building Sublease

     During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029. The acquisition was funded through the Company's revolving line of credit.

BMW Building

     During January 1999, the Company acquired a 65% interest in the property located at 555 West 57th Street (The BMW Building) for approximately $66.7 million (including an acquired 65% interest in existing mortgage debt totaling $44 million). The 941,000 square foot property was approximately 100% leased as of the acquisition date. The cash portion of the acquisition was funded through the Company's revolving line of credit.

     During March 1999 the Company contracted to acquire the remaining 35% of the property located at 555 West 57th Street for approximately $20 milion.

Reckson Associates Realty Corp. Properties

     On March 12, 1999, the Company entered into an agreement with Reckson Associates Realty Corp. to purchase four office properties totaling 675,000 square feet for approximately $84.5 million. The acquisition will be financed through a mortgage on the acquired properties ($53 million) and a mortgage on the Graybar Building ($65 million). The excess funds will be used to reduce the balance outstanding on the Company's Credit Facility.

LEASING ACTIVITY

     The following represents the change in occupancy lease rates of the Company's properties from December 31, 1997 (or their date of acquisition in 1998) as compared to December 31, 1998:


                                                     Occupancy Percent

                                                        December 31,

PROPERTY                                            1998            1997
--------                                            ----            ----
Same Store1                                           99%             95%
                                                     ===             ===

ACQUIRED 1997 POST IPO

   110 East 42nd Street2                              72%2            92%

   17 Battery Place                                   85%             79%

   633 Third Avenue                                  100%            100%
                                                     ---             ---

Weighted Average Total                                83%             83%
                                                     ===             ===



                                              Occupancy Percent
                                              -----------------
   ACQUIRED 1998                    December 31, 1998    At Acquisition       Acquisition Date
                                    -----------------    --------------       ----------------
   1466 Broadway                            90%                87%            March 1999

   420 Lexington Avenue                     98%                83%            March 1999

   321 West 44th Street                     97%                96%            March 1999

   440 Ninth Avenue                         73%                76%            June 1999

   711 Third Avenue                         96%                79%            May 1999

   1412 Broadway                            89%                90%            August 1999
                                            ---                ---

Weighted Average Total                      93%                84%
                                            ===                ===


FINANCING ACTIVITY

     On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less than the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios.

     During March 1998, the Company asked the revolving credit facility (the "Credit Facility") banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility in order to close an additional

----------

1 Represents properties owned/acquired at August 14, 1997 and consist of the properties located at 673 First Avenue, 470 Park Avenue South, Bar Building, 70 West 36th Street, 1414 Avenue of the Americas, 29 West 35th Street, 1372 Broadway, 1140 Avenue of the Americas and 50 West 23rd Street.
2 Does not reflect new lease taking effect January 1, 1999 resulting in the building's occupancy rate to increase to 99% and increasing the 1998 weighted average occupancy to 89%.

financing necessary to acquire the Helmsley properties (the "Acquisition Facility"). The Acquisition Facility, which closed on March 18, 1998, financed the acquisition of the Helmsley properties, paid-off the outstanding balance on the Credit Facility and provided liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year with a graduated interest rate that was determined by a schedule based on the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 to 300 basis points over LIBOR. The Acquisition Facility was secured by the unencumbered assets of the Company. The Acquisition Facility was repaid through the Company's May 1998 equity financings, resulting in an extraordinary charge to earnings. All assets were released from the lien related to the Acquisition Facility, resulting in some being reassigned to the Credit Facility unencumbered asset pool. The Company's Credit Facility was reinstated subsequent to the repayment of the Acquisition Facility during the second quarter. As of December 31, 1998 current borrowings on the $140 million Credit Facility totaled $23.8 million, with remaining availability of $110 million with a current effective interest rate of 6.86%. Availability was reduced by the issuance of $6 million of Letters of Credit.

     During December 1998, the Company closed two short-term bridge financings. The first financing was a $51.5 million bridge loan with Prudential Securities at an interest rate (7.58% at December 31, 1998) equal to 200 basis points over the current one-month LIBOR . The loan matures on December 30, 1999 and is secured by the properties located at 1412 Broadway and 633 Third Avenue. The second financing was a $36 million bridge loan with Lehman Brothers at an interest rate (8.29% at December 31, 1998) equal to 275 basis points over the current one-month LIBOR . The loan matures on December 15, 1999 and is secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building.


INTEREST RATE PROTECTION AGREEMENT


     In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100 million of future debt. The underlying rate for that position was 5.13%. On December 3rd this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3.2 million. In connection with the hedge, during April 1999 the Company has mortgage commitments to complete five permanent mortgage financings totaling $103 million on properties located at 70 West 36th Street, 36 West 44th Street, 1414 Avenue of the Americas, 633 Third Avenue and 1412 Broadway. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $0.2 million which related to a mismatch in terms resulting in a charge to 1998 earnings.



EMPLOYEES

     At March 1, 1999, the Company employed approximately 372 employees, over 60 of whom were managers and professionals, approximately 275 of whom were hourly paid employees involved in building operations and approximately 37 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements relating to 19 of the Company's properties covering 275 employees of the Company. The Company believes that its relations with its employees are good.

                               ITEM 2. PROPERTIES

THE PORTFOLIO

     GENERAL. As of December 31, 1998, the Company owned interests in 18 Class B office properties encompassing approximately 6.3 million rentable square feet located primarily in midtown Manhattan. Certain of the Properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. One Property (673 First Avenue) includes an underground parking garage.

     The following table sets forth certain information with respect to each of the Properties as of December 31, 1998:


                                                                                                                            Annual
                                                                                                                              Net
                                                             Percentage                                         Annualized Effective
                                                                 of                           Percentage           Rent      Rent
                                                 Approximate  Portfolio                           of                Per       Per
                        Year                      Rentable    Rentable                         Portfolio Number   Leased    Leased
                       Built/                      Square      Square   Percent Annualized    Annualized   of     Square    Square
                      Renovated Submarket           Feet        Feet    Leased    Rent(1)        Rent    Tenants  Foot(2)   Foot(3)
                      --------- ---------           ----        ----    ------    -------        ----    -------  -------   -------
PROPERTY
17 Battery Place..... 1903/1973 World Trade/       811,000      13.0%     85%   $14,260,149       9.9%       59   $17.58    $18.93
                                  Battery Place
29 W. 35th Street.... 1911/1985 Garment             78,000       1.2      97      1,533,539       1.2         8    19.66     19.50
50 W. 23rd Street.... 1892/1992 Chelsea            333,000       5.3      96      6,319,275       4.4        21    18.98     19.55
36 West 44th.........           Grand Central
  Street (5)......... 1922/1985   North            165,000(5)    2.6     100      4,579,606(5)    3.2        72    27.76     24.62

70 W. 36th Street.... 1923/1994 Garment            151,000       2.4     100      2,815,529       2.0        44    18.65     14.82
110 E. 42nd Street... 1921/---- Grand Central No.  251,000       4.0      72      4,543,456       3.1        37    18.10     26.37
470 Park Avenue                 Park Avenue
  South(4)........... 1912/1994 South              260,000(4)    4.2      99      6,176,569       4.3        31    23.76     19.73
633 Third Avenue (7). 1962/---- Grand Central No.   41,000       0.7     100      1,709,433       1.2         3    41.69     44.64
673 First Avenue..... 1928/1990 Grand Central      422,000       6.8     100     10,733,289       7.5        15    25.43     23.40
                                South
1140 Avenue of the              Rockefeller
  Americas........... 1926/1951 Center             191,000       3.0     100      5,381,583       3.7        40    28.18     26.80
1372 Broadway ....... 1914/1985 Garment            508,000       8.1      99     10,988,757       7.6        38    21.63     22.43
1414 Avenue of the              Rockefeller

  Americas........... 1923/1990 Center             111,000       1.8      99      3,783,035       2.6        36    34.08     34.67
1466 Broadway........ 1907/1982 Garment            289,000       4.6      90      9,190,417       6.4       139    31.80     35.74
420 Lexington (8).... 1927/1982 Grand Cent.No.   1,188,000      19.0      98     29,452,425      20.4       284    24.79     25.65
321 W. 44th Street... 1929/---- Times Square       203,000       3.3      97      3,310,026       2.3        31    16.31     18.23
440 Ninth Avenue..... 1927/1989 Penn Station       339,000       5.4      73      4,441,837       3.1        19    13.10     17.49
711 Third Avenue..... 1955/---- Grand Cent.No.     524,000       8.4      96     15,194,853      10.5        26    29.00     27.36
1412 Broadway (9).... 1927/1989 Garment            389,000       6.2      89      9,714,657       6.7       110    24.97     30.71
                                                   -------------------------------------------------------------------------------

Total/Weighted
  Average............                            6,254,000(6)  100.0%     93%  $144,128,435     100.0%    1,013   $23.05    $24.02
                                                 ============  ======     ===  ============     ======    =====   ======    ======


(1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 1998 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of 1998 for the 12 months ended December 31, 1998 are approximately $3,052,000.

(2) Annualized Rent Per Leased Square Foot, represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(3) Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by SL Green, the remaining lease payments under the lease (excluding operating expense pass-throughs, if any) divided by the number of months remaining under the lease multiplied by

     12 and (b) for leases entered into after an interest in the relevant property was first acquired by SL Green or the Company, all lease payments under the lease (excluding operating expense pass-throughs, if any) divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by the Company and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(4) 470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(5) The 36 West 44th Street is comprised of two buildings, 36 West 44th Street (a 14-story building) and 35 West 43rd Street (a four-story building).

(6) Includes approximately 5,812,400 square feet of rentable office space, 366,600 square feet of rentable retail space and 75,000 square feet of garage space.

(7)  The Company holds fee interests in condominium units.

(8) The Company holds an operating sublease interest in the land and improvements.

(9) The Company holds a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.



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

     The following summarizes certain environmental issues described in the Phase I environmental site assessment reports:

     The asbestos surveys conducted as part of the Phase I site assessments identified immaterial amounts of damaged, friable asbestos-containing material ("ACM") in isolated locations in three properties owned as of the IPO (470 Park Avenue South, 29 West 35th Street and the Bar Building) and in the Acquisition Properties (1140 Avenue of the Americas and 1372 Broadway). At each of these Properties, the environmental consultant recommended abatement of the damaged, friable ACM and this was completed by the Company at each of these properties. At all of the Properties except 50 West 23rd Street, non-friable ACM, in good condition, was identified. For each of these Properties, the consultant recommended preparation and implementation of an asbestos Operations and Maintenance ("O & M") program, to monitor the condition of ACM and to ensure that any ACM that becomes friable and damaged is properly addressed and as of this date the Company has implemented such an Operations and Maintenance program.

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

ITEM 3. LEGAL PROCEEDINGS


     As of December 31, 1998 the Company is not presently involved in any material litigation nor, to management's knowledge, is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



     During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") on August 15, 1997 under the symbol "SLG". On March 15, 1999, the reported closing sale price per share of Common Stock on the NYSE was $17.8125 and there were approximately 58 holders of record of the Company's Common Stock. The table below sets forth the quarterly high and low closing sales prices of the Common Stock on the NYSE and the distributions paid by the Company with respect to the periods indicated.


                                                                    HIGH                 LOW             DISTRIBUTIONS
                                                                    ----                 ---             -------------
Period August 21, 1997 (inception) to September 30, 1997          $25 7/8              $23 1/16            $0.16 (a)

Quarter ended December 31, 1997                                   $26 15/16            $23 11/16           $0.35

Quarter ended March 31, 1998                                      $27 7/8              $24                 $0.35

Quarter ended June 30, 1998                                       $261/2               $21 15/16           $0.35

Quarter ended September 30, 1998                                  $24 3/8              $17 7/8             $0.35

Quarter ended December 31, 1998                                   $213/4               $171/2              $0.35


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

     Dividends are declared during each quarter and the dividend is paid during the subsequent quarter.

UNITS

     At December 31, 1998 the Company had 2,428,056 Operating Partnership Units outstanding. These units received distributions per unit in the same manner as dividends were distributed per share to common shareholders.

SALE OF UNREGISTERED SECURITIES

     The Company's issuance of securities in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

     The Company issued 159,515 shares of its Common Stock in July 1998 for deferred stock-based compensation in connection with employment contracts.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for the Company, and on an historical combined basis for the SL Green Predecessor (as defined below), and should be read in conjunction with the Company's Financial Statements and notes thereto included in Item 8 on this form 10-K and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". The balance sheet information as of December 31, 1998 and 1997 represented the consolidated balance sheet of the Company and the statement of income for the year ended December 31, 1998 and the period August 21, 1997 to December 31, 1997 represents consolidated results of the Company since the IPO. The combined balance sheet information as of December 31, 1996, 1995 and 1994 and statements of income for the period January 1, 1997 to August 20, 1997 and for the years ended December 31, 1996, 1995, and 1994 of the SL Green Predecessor have been derived from the historical combined financial statements.

     The "SL Green Predecessor" consists of the assets, liabilities, and owners' deficits and results of operations of two properties, 1414 Avenue of the Americas and 70 West 36th Street, equity interests in four other properties, 673 First Avenue, 470 Park Avenue South, 29 West 35th Street and the Bar Building (which interests are accounted for under the equity method) and of the net assets and results of operations of the Company's affiliated Service Corporations.

              THE COMPANY AND THE SL GREEN PREDECESSOR (HISTORICAL)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                        THE COMPANY                       SL GREEN PREDECESSOR
                                ---------------------------   -------------------------------------------
                                 YEAR ENDED     AUGUST 21 -   JANUARY 1 -
                                DECEMBER 31,   DECEMBER 31,    AUGUST 20,      YEAR ENDED DECEMBER 31,
                                    1998           1997          1997         1996       1995      1994
                                 ---------       --------      --------     --------   -------   -------
Operating Data:
Total revenue .................  $ 136,972       $ 23,207      $  9,724     $ 10,182   $ 6,564   $ 6,600
                                 ---------       --------      --------     --------   -------   -------
Property operating
  expenses ....................     47,627          7,077         2,722        3,197     2,505     2,009
Real estate taxes .............     21,224          3,498           705          703       496       543
Interest ......................     13,086          2,135         1,062        1,357     1,212     1,555
Depreciation and
  amortization ................     15,404          2,815           811          975       775       931
Loss on terminated
  project .....................      1,065             --            --           --        --        --
Loss on hedge transaction .....        176             --            --           --        --        --
Marketing, general and
  administration ..............      5,760            948         2,189        3,250     3,052     2,351
                                 ---------       --------      --------     --------   -------   -------
Total expenses ................    104,342         16,473         7,489        9,482     8,040     7,389
                                 ---------       --------      --------     --------   -------   -------

Operating income (loss) .......     32,630          6,734         2,235          700    (1,476)     (789)
Equity in net income (loss)

 from Service Corporations ....        387           (101)           --           --        --        --
Equity in net loss of
  uncombined joint ventures ...         --             --          (770)      (1,408)   (1,914)   (1,423)
                                 ---------       --------      --------     --------   -------   -------
Income (loss) before
  extraordinary items and
  minority interest ...........     33,017          6,633         1,465         (708)   (3,390)   (2,212)
Minority interest .............     (3,043)        (1,074)           --           --        --        --
                                 ---------       --------      --------     --------   -------   -------
Income (loss) before
  extraordinary items .........     29,974          5,559         1,465         (708)   (3,390)   (2,212)
Extraordinary items (net of
  minority interest) ..........       (522)        (1,874)       22,087        8,961        --        --
                                 ---------       --------      --------     --------   -------   -------
Net income (loss) .............     29,452       $  3,685      $ 23,552     $  8,253   $(3,390)  $(2,212)
                                 =========       ========      ========     ========   =======   =======
Mandatory preferred divi-
  dends and accretion .........     (5,970)
                                 ---------

Income available to common
  shareholders ................  $  23,482
                                 =========
Income per common share
  before extraordinary item
  (basic and diluted) (2) .....  $    1.22       $   0.45
                      ==         =========       ========

Net income per common share
  (basic and diluted) (2) .....  $    1.19       $   0.30
                      ==         =========       ========

Cash dividends declared per
  common share ................  $    1.40       $   0.51
                                 =========       ========

Basic weighted average common
  shares outstanding ..........     19,675         12,292
                                 =========       ========

Diluted weighted average
  common share and common
  share equivalents outstanding     19,739         12,404
                                 =========       ========



                                        THE COMPANY          SL GREEN PREDECESSOR
                                    ----------------      -----------------------
                                                      DECEMBER 31,
                                    --------------------------------------------------
                                      1998      1997      1996       1995       1994
                                      ----      ----      ----       ----       ----
Balance Sheet Data:
      Commercial real estate,
        before accumulated
        depreciation .............  $697,061  $338,818  $ 26,284   $ 15,559   $ 15,761
      Total assets ...............   777,796   382,775    30,072     16,084     15,098
      Mortgages and notes payable    162,162   128,820    16,610     12,700     12,699
      Accrued interest payable ...       494       552        90      2,894      2,032
      Minority interest ..........    41,491    33,906        --         --         --
      Stockholders' equity/owners'
        (deficit) ................   404,826   176,208    (8,405)   (18,848)   (15,521)



                                        THE COMPANY                       SL GREEN PREDECESSOR
                                ---------------------------   -------------------------------------------
                                 YEAR ENDED     AUGUST 21 -   JANUARY 1 -
                                DECEMBER 31,   DECEMBER 31,    AUGUST 20,      YEAR ENDED DECEMBER 31,
                                    1998           1997          1997         1996       1995      1994
                                 ---------       --------      --------     --------   -------   -------
Other Data:
Funds from operations (1)..      $  42,858      $   9,355       $    --     $     --    $ ---     $  --
Net cash provided by
   (used in) operating
   activities .............         22,665          5,713         2,838          272     (234)      939
Net cash provided by
   financing activities....        347,382        224,234         2,782       11,960       63       178
Net cash (used in)
   investing activities....       (376,593)      (217,165)       (5,559)     (12,375)    (432)     (567)


----------

(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties and significant non-recurring events that materially distort the comparative measurement of the Company's'performance over time, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

(2) The earnings per share amounts are presented to comply with statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of statement No. 128, see the notes to the consolidated financial statement in Item 8 beginning on page 39.

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

     The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing in Item 8. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below. Consequently, the comparison of the historical periods provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis.

FINANCIAL CONDITION


     Commercial real estate properties before accumulated depreciation increased approximately $358 million from December 31, 1997 to December 31, 1998 primarily as a result of the purchase of the leasehold operating positions in 420 Lexington Avenue and 711 Third Avenue (including a 50% fee interest), and the property purchases of 1466 Broadway, 321 West 44th Street, 440 Ninth Avenue and 1412 Broadway. These acquisitions were funded through a short-term loan facility (the "Acquisition Facility"), cash on hand and funds available under the Company's revolving credit facility (the "Credit Facility"). The Acquisition Facility also repaid $93 million that was outstanding on the Company's Credit Facility. The Company completed two public equity offerings on May 12, 1998, which included the issuance of 11.5 million shares of common stock and 4.6 million shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share. These offerings raised net proceeds to the Company of $353 million, after underwriters discount (the "1998 Offerings"). Proceeds from the offerings were used to repay the Acquisition Facility ($240 million), acquire 440 Ninth Avenue ($32 million) and the outstanding mortgage and 50% fee interest in 711 Third Avenue ($64.6 million) with the remainder used for working capital purposes. The Company acquired 1412 Broadway ($82 million) during August 1998 and funded this acquisition with proceeds from borrowings on the Company's Credit Facility. During December 1998, the Company closed two short-term bridge financings totaling $87.5 million. The proceeds were initially used to partially repay the Company's Credit Facility ($23.8 million at December 31, 1998).

RESULTS OF OPERATIONS
(IN THOUSANDS EXCEPT PERCENTAGE DATA)

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

     For discussion purposes, the results of operations from the year ended December 31, 1998 represent the operations of SL Green Realty Corp. and the results of operations for the year ended December 31, 1997 represent (i) the operating results of the SL Green Realty Predecessor (represented by 70 West 36th Street, 1414 Avenue of the Americas and 36 West 44th Street (since acquisition date in July 1997) for the period January 1, 1997 to August 20, 1997 and (ii) the results of the Company from August 21, 1997 to December 31, 1997. The following transactions have occurred that have had a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were included in the 1997 results of the Company as of August 21, 1997; (ii) the results of 110 East 42nd Street (acquired September 1997) 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for 1998 and were included for only a portion of the 1997 results (iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998), 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included for a portion of the 1998 results, and were not included in the 1997 results.

     Rental revenue for the year ended December 31, 1998 totaled $117.3 million representing an increase of $93.2 million compared to $24.1 million for the year ended December 31, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased rental revenue $28.1 million (ii) the 1997 Acquisitions which increased rental revenue by $17.8 million, (iii) the 1998 Acquisitions which increased rental revenue by $46.9 million and (iv) $0.4 million due to increased rental revenue in the SL Green Predecessor buildings.

     Escalation and reimbursement revenue for the year ended December 31, 1998 totaled $15.9 million representing an increase of $12.9 million compared to $3.0 million for the year ended December 31, 1997. The increase is primarily attributable to the revenue associated with the following: (i) the IPO Acquisitions which increased revenue by $3.3 million, (ii) the 1997 Acquisitions which increased revenue by $1.6 million, (iii) the 1998 Acquisitions which increased revenue by $8.0 million.

     Investment income totaled $3.3 million for the year ended December 31, 1998 representing an increase of $2.8 million compared to $0.5 million for the year ended December 31, 1997. This amount primarily represents interest income from the 17 Battery Park mortgage ($1.9 million), interest on other mortgage notes ($0.4 million) and interest from excess cash on hand ($0.5 million).

     As of the IPO date, third party management, leasing and construction revenues and related expenses are incurred by the Service Corporations, which are 95% owned subsidiaries of the Company, which are accounted for on the equity method. This change in recognition of income and expense from third party business activities was made in order to be consistent with the REIT qualifying income test, as defined by the IRS. Consequently, in 1998, management fees, leasing commissions and construction fees, were recorded on these operating subsidiaries, compared to the 1997 third party revenue, which was recorded on the SL Green Predecessor.

     Operating expenses for the year ended December 31, 1998 totaled $36.5 million representing an increase of $28.3 million compared to $8.2 million for the year ended December 31, 1997. The increase was primarily attributable to:
(i) the IPO Acquisitions which increased operating expenses by $6.3 million (ii) the 1997 Acquisitions which increased operating expenses by $6.7 million and
(iii) the 1998 Acquisition properties with operating expenses of $15.3 million.

     Ground rent for the year ended December 31, 1998 totaled $11.1 million representing an increase of $9.5 million compared to $1.6 million for the year ended December 31, 1997. This increase primarily results from newly acquired properties having ground and sub-lease lease arrangements at 420 Lexington Avenue ($6.0 million), and 711 Third Avenue ($0.8 million) and increased ground rent at 673 First Avenue ($2.5 million) and 1140 Avenue of the Americas ($0.2 million).

     Interest expense for the year ended December 31, 1998 totaled $13.1 million representing an increase of $9.9 million compared to $3.2 million for the year ended December 31, 1997. This increase is primarily attributable to (i) interest incurred on the Company's Credit Facility, and Acquisition Facility ($7.0 million) principally used to acquire new properties (ii) interest from the December 1998 bridge financings ($0.3 million) and (iii) additional secured mortgage debt, including interest on the Company's capital lease obligation on 673 First Avenue which was previously accounted for under the equity method, ($2.6 million).

     Depreciation and amortization for the year ended December 31, 1998 totaled $15.4 million representing an increase of $11.8 million compared to $3.6 million for the year ended December 31, 1997. The increase is primarily attributable to:
(i) the IPO Acquisitions which increased depreciation by $4.2 milllion (ii) the 1997 Acquisitions which increased depreciation by $2.0 million (iii) the 1998 Acquisitions which increased depreciation by $4.6 million, (iv) and an increase in the amortization of deferred finance costs totaling $1.0 million associated with fees incurred on the Company's Credit Facility and Acquisition Facility.

     Real estate taxes for the year ended December 31, 1998 totaled $21.2 million representing an increase of $17.0 million compared to $4.2 million for the year ended December 31, 1997. The increase is primarily attributable to (i) the IPO Acquisitions which increased real estate taxes by $4.2 million (ii) the 1997 Acquisitions which increased real estate taxes by $3.2 million and (iii) the 1998 Acquisitions which increased real estate taxes by $9.6 million.

     Marketing, general and administrative expense for the year ended December 31, 1998 totaled $5.8 million representing an increase of $2.7 million compared to $3.1 million for the year ended December 31, 1997. The increase is due to increased personnel costs associated with the Company's recent growth ($2.1 million) and increased public entity and technology costs ($0.6 million). This increase was partially off-set by third party costs included in the 1997 expense which were reclassified to the Service Corporations in 1998 to correspond with the reclassification of third party revenue which has been included in equity in net loss from Service Corporations since August 21, 1997.


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

     Rental revenue and escalation and reimbursement revenue for the year ended December 31, 1997 were $27.1 million, representing an increase of 411% compared to $5.3 million for the year ended December 31, 1996. The increase is primarily attributable to (i) the Formation Transactions in which three buildings accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to December 31, 1997 and three buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) were acquired (ii) the inclusion of revenue from 1414 Avenue of the Americas for the full year during 1997 as compared to six months (purchased in July 1996) during 1996, and (iii) the results of 110 East 42nd Street (acquired September 15, 1997) 17 Battery Place (acquired December 19, 1997) and 633 Third Avenue (acquired December 30, 1997) (collectively the "1997 Acquisitions") are included in the consolidated financial statements for a portion of the period August 21, 1997 to December 31, 1997 and not included during any portion of 1996.

     Management fee income decreased $1.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to (i) lower management fee revenue being earned in the aggregate $0.6 million and (ii) $0.5 million in management fee income which was recorded in the Equity Income (loss) from Service Corp's for the period August 21, 1997 to December 31, 1997. As of the IPO date, all third party management income and related expense are incurred on the books of SL Green Management Corp., a 95% owned subsidiary of the Company. This change in the recognition of income and expense from third party management business activity was made in order to maintain management fee revenue in a manner which is consistent with the REIT qualifying income test, as defined by the IRS.



     During the reported periods for the SL Green Predecessor, management revenues were earned from affiliated properties in which the SL Green Predecessor had an interest and were not eliminated. The amounts related to these properties are:

                           1997 (Pre-IPO)                $0.5 million
                           1996                          $0.4 million
                           1995                          $0.4 million


     Leasing commission revenues increased $1.6 million for year ended December 31, 1997 compared to the year ended December 31, 1996 due to strong 1997 leasing activity.

     Investment income increased $0.5 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to interest income earned on cash on hand. The cash on hand primarily represents excess proceeds from the Company's Offering on August 21, 1997.

     Other income decreased by $0.1 million or 87% to $0.02 million during the year ended December 31, 1997 compared to $0.1 million during the year ended December 31, 1996, primarily due to a one-time consulting engagement in 1996.

     Prior to the IPO, third party revenues and income were derived from various management, leasing and construction activities. As part of the Formation Transactions, to the extent the Company continues to pursue such business, it will be conducted through separate subsidiaries. The equity income (loss) from Service Corporations represents the Company's 95% interest in the net income or loss derived from these activities. From the period August 21, 1997 to December 31, 1997 the Company recognized $0.1 million as its share of the loss by these subsidiaries.

     Operating expenses, depreciation and amortization, and real estate taxes increased $6.6 million, $2.7 million and $3.5 million, respectively, as compared to the year ended December 31, 1996. The increase in these expenses are primarily attributable to (i) the Formation Transactions in which three buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) were acquired and three buildings accounted for on the equity method are consolidated in the financial statements of the Company for the period August 21, 1997 to December 31, 1997, (ii) the inclusion of expenses from 1414 Avenue of the Americas for the full year during 1997 as compared to six months (purchased July 1996) during 1996, and (iii) the results of the 1997 Acquisitions included in a portion of 1997 and not included during any portion of 1996.

     Interest expense increased $1.9 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is primarily due to (i) interest expense related to the capitalized lease acquired with a building previously accounted for under the equity method, (ii) increase of $0.02 million in mortgage debt acquired in August 1997 ($0.01 million) and December 1997 ($0.01 million) and (iii) the borrowing of $0.1 million on December 19, 1997 under the Credit Facility to finance the acquisition of 17 Battery Place.

PRO FORMA RESULTS OF OPERATIONS

(IN THOUSANDS)

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. The pro forma statement of operations for the year ended December 31, 1997, is presented as if the Company's IPO and the Formation Transactions occurred on January 1, 1997 and the effect thereof was carried forward through December 31, 1997. In addition to the IPO and Formation Transactions, the following transactions also affect the 1998 and 1997 comparable results: (i) the results of 110 East 42nd Street (acquired September 1997), 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) the "1997 Acquisitions" are included in the consolidated results for the full year ended December 31, 1998 and included only for a portion of the 1997 results and (ii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) the "1998 Acquisitions" are included in a portion of the 1998 results and not included in the 1997 results. During May 1998, the Company completed two public offerings for 11.5 million shares of common stock and 4.6 million of preferred shares resulting in net proceeds of $353 million, net of underwriting costs.

     The pro forma results of operations do not purport to represent what the Company's results would have been assuming the completion of the Formation Transactions and the Company's IPO at the beginning of the period indicated, nor do they purport to project the Company's financial results of operations at any future date or for any future period. The pro forma statements of operations should be read in conjunction with the combined financial statements of SL Green Predecessor included in the Company's registration statements on Form S-11 dated May 12, 1998 and August 14, 1997 and the consolidated financial statements of the Company, included elsewhere herein.

     Year ended December 31, 1998 compared to year ended December 31, 1997
                     (in thousands except percentage data)
                                  (Unaudited)


                                                                                                   Dollar
                                                                          1998         1997        Change
                                                                          ----         ----        ------
                                                                      (Historical)  (Pro forma)
                                                                                    (Unaudited)
REVENUE
Rental revenue........................................................  $117,304      $49,472     $ 67,832
Escalation & reimbursement revenues ...................................   15,923        5,500       10,423
Investment income .....................................................    3,267          485        2,782
Leasing commissions ...................................................       --        2,251       (2,251)
Other income ..........................................................      478        1,676       (1,198)
                                                                        --------      -------     --------
                        Total revenues ................................  136,972       59,384       77,588
                                                                        --------      -------     --------
Equity in net  income from Service
  Corporations ........................................................      387          168          219
                                                                        --------      -------     --------

EXPENSES
Operating expenses ....................................................   36,545       13,165       23,380
Ground rent ...........................................................   11,082        4,297        6,785
Interest ..............................................................   13,086        5,509        7,577
Depreciation and amortization .........................................   15,404        7,413        7,991
Real estate taxes .....................................................   21,224        8,658       12,566
Loss on terminated contract ...........................................    1,065           --        1,065
Loss on hedge transaction .............................................      176           --          176
Marketing, general and administrative .................................    5,760        2,578        3,182
                                                                        --------      -------     --------
                        Total expenses ................................  104,342       41,620       62,722
                                                                        --------      -------     --------

                        Income before minority interest,
                        preferred stock dividends and
                        extraordinary items............................ $ 33,017      $17,932     $ 15,085
                                                                        ========      =======     ========


     Rental revenue for the year ended December 31, 1998 totaled $117.3 million representing an increase of $67.8 million compared to $49.5 million for the year ended December 31, 1997. The increase is primarily attributable to the revenue associated with the following properties not previously owned or acquired at the IPO date: (i) the 1997 acquisitions which increased rental revenue by $17.8 million, (ii) the 1998 acquisitions which increased rental revenue by $46.9 million and (iii) increased occupancy and additional rollover rental income in the other portfolio buildings which increased $3.1 million.

     Escalation and reimbursement revenue for the year ended December 31, 1998 totaled $15.9 million an increase of $10.4 million compared to $5.5 million during the year ended December 31, 1997. The increase is attributable to the revenue associated with: (i) the 1997 Acquisitions which increased revenue by $1.6 million, (ii) the 1998 Acquisitions which increased revenue by $8.0 million and (iii) the properties owned or acquired at the IPO date where revenue increased by $0.8 million.

     Investment income for the year ended December 31, 1998 totaled $3.3 million, which represents an increase of $2.8 million as compared to $0.5 million for the year ended December 31, 1997. The increase in interest income is primarily due to the 17 Battery Place mortgage ($1.9 million), other mortgage notes receivable ($0.4 million) and the balance ($0.5 million) earned from excess cash on hand.

     Leasing commission income decreased $2.3 million. Leasing commission income as reported in the 1997 pro forma financial statements represents Tenant-Rep income through September 30, 1997 and is subsequently being recorded by the Service Corporations for the remainder of 1997 and the comparable 1998 period. Tenant-rep revenue totaled $2.6 million for the year ended December 31, 1998 representing a decrease of $0.3 million. This decrease reflects the strong results in the 1997 period.

     Other income for the year ended December 31, 1998 totaled $0.5 million representing a decrease of $1.2 million as compared to December 31, 1997. The decrease is the result of 1997 lease termination income exceeding 1998 primarily due to a large tenant buy-out at 1372 Broadway.

     Operating expenses for the year ended December 31, 1998 totaled $36.5 million representing an increase of $23.4 million compared to $13.1 million for the year ended December 31, 1997. The increase was primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased operating expenses by $6.7 million and (ii) the 1998 Acquisitions which increased operating expenses by $15.3 million (iii) $1.4 million of increased costs from properties owned or acquired at the IPO date primarily due to the provision for tenant straight-line credit loss which increased $0.6 million.

     Ground rent for the year ended December 31, 1998 totaled $11.1 million representing an increase of $6.8 million compared to $4.3 million for the year ended December 31, 1997. The increase is primarily attributable to the ground and sub-lease rent on new acquisitions at 420 Lexington Avenue ($6.0 million) and 711 Third Avenue ($0.8 million).

     Interest expense for the year ended December 31, 1998 totaled $13.1 million representing an increase of $7.6 million compared to $5.5 million for the year ended December 31, 1997. The increase is primarily attributable to interest incurred on the Company's Credit Facility and Acquisition Facility ($7.0 million) and additional mortgage loans ($0.6 million).

     Depreciation and amortization for the year ended December 31, 1998 totaled $15.4 million representing an increase of $8.0 million compared to $7.4 million for the year ended December 31, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date: (i) the 1997 Acquisitions which increased depreciation by $2.0 million (ii) the 1998 Acquisitions which increased depreciation by $4.6 million, (iii) amortization of financing costs increased $0.9 million primarily due to fees recognized on the Company's revolving line of credit and acquisition facility and (iv) the properties owned or acquired at the IPO date which increased $0.5 million primarily due to increased tenant improvement amortization.

     Real estate taxes for the year ended December 31, 1998 totaled $21.2 million representing an increase of $12.5 million compared to $8.7 million for the year ended December 31, 1997. The increase is primarily attributable to properties not previously owned or acquired at the IPO date (i) the 1997 Acquisitions which increased real estate taxes by $3.2 million and (ii) the 1998 Acquisitions which increased real estate taxes by $9.6 million. These increases were partially off-set by a $0.3 million reduction in taxes related to the core and IPO properties primarily from lower tax rates and management's effort to obtain reductions in assessed values.

     Marketing, general and administrative expense for the year ended December 31, 1998 totaled $5.8 million representing an increase of $3.2 million compared to $2.6 million for the year ended December 31, 1997. The increase is due to additional staffing, and incremental absorption of lost third party management related costs ($2.6 million), costs associated with management information systems and year 2000 compliance and higher public entity costs ($0.6 million).

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996 . The pro forma statements of operations for the years ended December 31, 1997 and 1996, respectively, are presented as if the Offering and Formation Transactions (see Item-1 General) occurred on January 1, 1996 and the effect thereof was carried forward through December 31, 1997.

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

      Year ended December 31, 1997 compared to year ended December 31, 1996
                      (in thousands except percentage data)


                                                                               Year ended
                                                                               December 31,      Dollar
                                                                               (Unaudited)       Change
                                                                            -----------------   --------
                                                                             1997      1996
                                                                            -------  --------
Revenue
Rental revenue ...........................................................  $49,472  $ 44,338   $ 5,134
Escalation & reimbursement revenues ......................................    5,500     6,629    (1,129)
Leasing commissions ......................................................    2,251     1,257       994
Investment income ........................................................      485        20       465
Other income .............................................................    1,676       945       731
                                                                            -------  --------   -------
     Total revenues ......................................................   59,384    53,189     6,195
                                                                            -------  --------   -------
Equity in net income (loss) of Service Corporations ......................      168      (504)      672
                                                                            -------  --------   -------

Expenses
Operating expenses .......................................................   13,165    12,299       866
Ground rent ..............................................................    4,297     3,925       372
Interest .................................................................    5,509     5,858      (349)
Depreciation and amortization ............................................    7,413     6,979       434
Real estate taxes ........................................................    8,658     8,248       410
Marketing, general and administrative ....................................    2,578     2,643       (65)
                                                                            -------  --------   -------
     Total expenses ......................................................   41,620    39,952     1,668
                                                                            -------  --------   -------
Income before minority interest, preferred
  stock dividends and extraordinary item .................................  $17,932  $ 12,733   $ 5,199
                                                                            -------  --------   -------


     Rental revenue increased by $5.1 million to $49.5 million during the year ended December 31, 1997 as compared to $44.3 million for the year ended December 31, 1996. The increase is primarily due to (i) the inclusion of $1.6 million in additional rental income from 1414 Avenue of the Americas (acquired June 1996) for the full year 1997 compared to six months during the full year 1996, (ii) the recent 1997 acquisitions of 110 East 42nd Street, 17 Battery Place and 633 Third Avenue (the "1997 Acquisitions") increased revenue $1.3 million and (iii) the remaining increase is due to re-tenanting and new tenant income generated in 1997.

     Escalation and reimbursement revenue decreased $1.1 million to $5.5 million during the year ended December 31, 1997 as compared to $6.6 million for the year ended December 31, 1996. The decrease is primarily due to the reduction of escalations revenue in old leases and the reduction of real estate taxes in 1997 compared to 1996 at certain properties due to the Company's overall program to reduce real estate tax assessments at the property level.

     Leasing commission revenues increased by $0.9 million to $2.3 million during the year ended December 31, 1997 compared to $1.3 million for the year ended December 31, 1996. The increase is primarily due to the maturation of the Company's tenant-rep business and the generally stronger leasing market during 1997.

     Investment income increased to $0.5 million during the year ended December 31, 1997 compared to $0.02 million for the year ended December 31, 1996. The increase was due to interest income earned on cash on hand which consists primarily of net proceeds remaining from the Offering.

     Other income increase by $0.7 million to $1.7 million during the year ended December 31, 1997 compared to $0.9 million for the year ended December 31, 1996. The increase is due primarily to a large, non-recurring, tenant lease cancellation income at 1372 Broadway compared to the prior year.

     Operating expenses, depreciation and amortization and real estate taxes increased by $0.9 million, $0.4 million and $0.4 million, respectively, during the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increases are primarily due to the full year expense in 1997 for 1414 Avenue of the Americas (acquired July 1996) and the expense incurred from the 1997 Acquisitions.

     The increase in ground rent is primarily due to a reclassification in 1997 between ground rent and interest expense (which had a corresponding decrease).


LIQUIDITY AND CAPITAL RESOURCES

     During 1998, the Company financed its 1998 acquisitions primarily with proceeds from common and preferred stock offerings. Property level mortgage debt totaled $50.9 million with interest rates ranging from 7.33% to 9%.

     During December 1998, the Company closed two short-term bridge financings. The first financing was a $51.5 million bridge loan with Prudential Securities at an interest rate (7.58% at December 31, 1998) equal to 200 basis points over the current one-month London Interbank Offered Rate ("LIBOR") . The loan matures on December 30, 1999 and is secured by the properties located at 1412 Broadway and 633 Third Avenue. The second financing was a $36 million bridge loan with Lehman Brothers at an interest rate (8.29% at December 31, 1998) equal to 275 basis points over the current one-month LIBOR . The loan matures on December 15, 1999 and is secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building.

     On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less than the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly performance of certain unencumbered properties. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the LIBOR applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios.

     In March 1998 the Company requested the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Acquisition Facility"). This Acquisition Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provided on-going liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. The Acquisition Facility was paid off on May 18, 1998 through proceeds from the 1998 Offerings. The Company's Credit Facility was restored during May 1998; at year end $23.8 million of borrowings were outstanding with remaining availability of $110 million. Availability was reduced by the issuance of $6.2 million of letters of credit. The effective borrowing rate at December 31, 1998 was 6.6%.

     At December 31, 1998 the mortgage loans, secured Bridge Facilities and Credit Facility borrowings represented 19.1% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units of $848 million (based on a common stock price of $21.63 per share, the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1998). The Company's principal debt maturities are scheduled to be $ 2.2 million and $27.3 million for the years ending December 31, 1999 and 2000, respectively. The 1999 debt maturities exclude the secured bridge facilities being refinanced in 1999.

     The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

     The Company estimates that for the years ending December 31, 1999 and 2000, it will incur approximately $27.3 million and $5.9 million, respectively, of capital expenditures on properties currently owned. In 1999 and 2000, $25.3 million and $3.8 million, respectively, of the capital investments are associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility, from additional borrowings secured by the properties and from future issuances of equity and debt. The

Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through net cash provided by operations or additional borrowings.

     In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100 million of future financing. The underlying rate for that position was 5.13%. On December 3, 1997 this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3.2 million. In connection with the hedge, during April 1999 the Company has mortgage commitments to complete five long-term permanent mortgage financings totaling $103 million on properties located at 70 West 36th Street, 36 West 44th Street, 1414 Avenue of the Americas, 633 Third Avenue and 1412 Broadway. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $0.2 million which related to a mismatch in terms resulting in a charge to 1998 earnings.

     During January 1999, the Company completed acquisitions totaling $65.4 million which it funded on the Company's Credit Facility.

Reckson Associates Realty Corp. Properties

     On March 12, 1999, the Company entered into an agreement with Reckson Associates Realty Corp. to purchase four office properties totaling 675,000 square feet for approximately $84.5 million. The acquisition will be financed through a mortgage on the acquired properties ($53 million) and a mortgage on the Graybar Building ($65 million). The excess funds will be used to reduce the balance outstanding on the Company's Credit Facility.



CASH FLOWS
(IN THOUSANDS)


COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997.

     Net cash provided by operating activities increased $14.1 million to $22.7 million for the year ended December 31, 1998 as compared to $8.6 million for the year ended December 31, 1997. The increase was due primarily to the operating cash flow generated by the IPO Acquisitions, 1997 Acquisitions and 1998 Acquisitions and an increase in investment income. Net cash used in investing activities increased $153.9 million to $376.6 million for the year ended December 31, 1998 compared to $222.7 million for the year ended December 31, 1997. The increase was due primarily to the increased amount of property acquisitions in 1998 ($339 million) as compared to the amount of property acquisitions in 1997 ($224.4 million). Net cash provided by financing activities increased $120.4 million to $347.4 million for the year ended December 31, 1998 compared to $227.0 million cash provided by financing activities for the year ended December 31, 1997. The increase was primarily due to net proceeds from the Company's 1998 public offerings of common stock ($243.1 million) and preferred stock ($110.4 million) which were used to pay-off the Company's Acquisition Facility ($240 million) and purchase certain 1998 acquisitions. The increase was partially off-set by the $32.1 million common stock and OP Unit dividend distribution payments and $1.2 million in deferred loan cost payments.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

     Net cash provided by operating activities increased $8.3 million during the year ended December 31, 1997 to $8.6 million from $0.3 million for the year ended December 31, 1996. The increase was due primarily to the inclusion of properties encompassed in the Offering and Formation Transactions (the acquisition of 50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) as of August 21, 1997, the acquisition of 1414 Avenue of the Americas (acquired July 1996) 110 East 42nd Street (acquired September 1997) and 17 Battery Place (acquired December 1997) and an increase in leasing commission and investment income. Net cash used in investing activity increased $210.3 million during the year ended December 31, 1997 to $222.7 million as compared to $12.4 million for the year ended December 31, 1996. The increase is primarily due to the acquisition of certain properties at the date of the Offering, the purchase of 110 East 42nd Street in September 1997 and the purchase of an interest in 17 Battery Place and 633 Third Avenue in December 1997. Net cash provided by financing activities increased by $215.0 million during the year ended December 31, 1997 to $227.0 million as compared to $12.0 million during the year ended December 31, 1996. The primary reason for the increase is (i) net proceeds from the Offering (ii) net proceeds from mortgage notes payable and (iii) proceeds from the Credit Facility. These proceeds were used to purchase the properties described above.

   FUNDS FROM OPERATIONS



     The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties and significant non-recurring events that materially distort the comparative measurement of the Company's performance over time, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.


     On a pro forma basis after giving effect to the Offering, Funds from Operations for the year ended December 31, 1997 and for the year ended December 31, 1998, on a historical basis, are as follows:


                                                                                                               Year ended
                                                         December 31,
                                                         ------------
                                                       1998        1997
                                                     --------    --------
                                                   (Historical) (Pro forma)
 Income before minority interest and extraordinary
   item ..........................................   $ 33,017    $ 17,932
 Add:
   Depreciation and amortization .................     15,404       7,413
   Loss on hedge transaction .....................        176          --
   Loss on terminated transaction ................      1,065          --
Less:
   Dividends on preferred shares .................     (5,720)         --
   Amortization of deferred financing costs and
     depreciation of non-rental real estate assets     (1,084)       (186)
                                                     --------    --------
 Funds From Operations ...........................   $ 42,858    $ 25,159
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the income statement. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.




YEAR 2000 COMPLIANCE

     The Company is providing the following disclosure pursuant to the Securities and Exchange Commission's interpretation titled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers Investment Companies, and Municipal Securities Issuers" effective August 4, 1998.

STATE OF READINESS

     The Company has identified three areas of focus for Year 2000 Compliance: internal information technology, property operating equipment, and third party service suppliers.

     INFORMATION TECHNOLOGY: In 1997, the Company began a project to update its information technology resources by installing new hardware and software throughout the Company. The Company completed the implementation of the systems during 1998. All hardware components and software were acquired from major U.S. manufacturers. The manufacturer of the new financial systems has supplied the Company with documentation of Year 2000 testing to demonstrate that their software meets and exceeds Year 2000 compliance requirements. The company plans to internally test the financial systems, although there is no assurance this test will confirm Year 2000 compliance. The Company is currently contacting other software and hardware providers for confirmation of Year 2000 compliance with regard to its network and operating systems.

     PROPERTY OPERATING EQUIPMENT: The Company inquired regarding compliance status from all vendors providing systems identified as having potential Year 2000 compliance problems. The Company then tested each system with these vendors. The Company believes that it has all identified building operating systems (primarily elevators and fire safety systems) that contain embedded chips or use software that require Year 2000 testing. The Company received confirmation from these vendors and manufacturers that the equipment and related systems are Year 2000 compliant. In addition, the Company has since tested approximately 95% of these identified systems. During the course of this testing, the fire command station at one of the Company's properties failed due to a CPU chip which was subsequently replaced at no cost. The system was retested and found to be fully functional. Further testing is scheduled to be completed by March 31, 1999.

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


                            Assessment      Remediation             Direct Testing    Indirect Testing          Implementation
                            ----------      -----------             --------------    ----------------          --------------
Information Technology    100% complete     75% complete            0%                75% complete based on     75% complete
                                            Expected completion     complete          representations           Expected completion
                                            6/30/99                 Expected          received from third       6/30/99
                                                                    completion        party vendor
                                                                    9/30/99

Property                   90% complete     95% complete            95% complete      Not applicable            70% complete
Operating
Equipment



                            Assessment      Remediation             Direct Testing    Indirect Testing          Implementation
                            ----------      -----------             --------------    ----------------          --------------
Third Party               100% complete     Not yet fully           Not applicable    25% complete based on     50% complete
Service                                     assessed                                  representations           Expected completion
Providers                                                                             received from third       9/30/99
                                                                                      party vendors



COSTS

     The Company does not expect the direct costs related to Year 2000 to be material. These direct costs exclude the costs to replace the hardware and software systems, as the decision to replace these systems was not accelerated by the Year 2000 issues.

RISKS

     The Company believes that it has an effective program in place to identify and resolve Year 2000 issues in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to collect rents, process Company payroll, and disburse funds. The Company also does not have any plan, and cannot make any assurances regarding any loss of governmental, utility services or financial market functionality that may be lost as a result of Year 2000. The Company cannot make any assurances that its tenants will be able to disburse funds to pay rental invoices due to Year 2000 compliance deficiencies.


CONTINGENCIES

     The Company expects to complete all phases of its Year 2000 program by the end of the third quarter 1999 and currently has no contingency plan in place. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

ITEM 7A MARKET RISK AND RISK MANAGEMENT POLICIES

     The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $1.1 million annually. Based on the acquisition activity during January 1999, and a mortgage commitment that will fix the rate on $52 million of debt by April 1999, the additional interest cost on a 100 basis point increase in interest rates would result in a $1.7 million annual increase in interest costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


SL GREEN REALTY CORP

Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................      32
Consolidated Statements of Income for the year ended December 31, 1998 and the period August 21,
  1997 (Inception) to December 31, 1997...................................................................      34
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and
  for the period August 21, 1997 (Inception) to December 31, 1997 ........................................      35
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and
  for the period August 21, 1997 (Inception) to December 31, 1997.........................................      37
Notes to Consolidated Financial Statements ...............................................................      39


THE SL GREEN PREDECESSOR

Combined Statements of Income for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996  ..................................................      34
Combined Statements of Owners' Equity (Deficit) for the period
  January 1, 1997 to August 20, 1997 and the year ended December 31, 1996 ................................      36
Combined Statements of Cash Flows for the period January 1, 1997
  to August 20, 1997 and the year ended December 31, 1996 ................................................      37
Notes to the Combined Financial Statements ...............................................................      39


UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS Combined
Statements of Operations for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996 ...................................................      58
Combined Statements of Owners' Deficit for the period January 1,
  1997 to August 20, 1997 and the year ended December 31, 1996 ...........................................      59
Combined Statements of Cash Flows for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996 ...................................................      60
Notes to Combined Financial Statements ...................................................................      62


Schedule

Schedule III Real Estate and Accumulated Depreciation as of
  December 31, 1998 ......................................................................................      67



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
SL Green Realty Corp.



     We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1998 and for the period August 21, 1997 (date of commencement of operations) to December 31, 1997. We have also audited the financial statement schedule listed in the index as Item 14(a). These financial statements and financial statement schedule are the responsibility of SL Green Realty Corp.'s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for the year ended December 31, 1998 and for the period August 21, 1997 (date of commencement of operations) to December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ Ernst & Young LLP

New York, New York
February 10, 1999 except
for the last paragraph in
Note 16, as to which the
date is March 12, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of
SL Green Realty Corp.



     We have audited the accompanying combined balance sheet of SL Green Predecessor as of December 31, 1996 (not presented herein) and the related combined statements of income, owners' deficit and cash flows for the period from January 1, 1997 to August 20, 1997 and for the year ended December 31, 1996. We have also audited the financial statement schedule listed in the index as Item 14(a). These financial statements and financial statement schedule are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the combined financial position of SL Green Predecessor at December 31, 1996 and the combined results of its operations and its cash flows for the period from January 1, 1997 to August 20, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ Ernst & Young LLP

New York, New York
February 10, 1998

                              SL GREEN REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                  December 31,
                                                                                                  ------------
                                                                                                1998        1997
                                                                                                ----        ----
ASSETS
Commercial real estate properties, at cost:
Land and land interests ...................................................................  $ 112,123   $  53,834
Buildings and improvements ................................................................    492,568     272,776
Building leasehold ........................................................................     80,162          --
Property under capital lease ..............................................................     12,208      12,208

                                                                                             ---------   ---------
                                                                                               697,061     338,818
Less accumulated depreciation .............................................................    (37,355)    (23,800)
                                                                                             ---------   ---------
                                                                                               659,706     315,018
Cash and cash equivalents .................................................................      6,236      12,782
Restricted cash ...........................................................................     18,635      10,310
Receivables ...............................................................................      3,951         738
Related party receivables .................................................................        245         725
Deferred rents receivable, net of reserve for tenant credit loss of $2,369 and $399 in 1998
  and 1997, respectively ..................................................................     20,891      11,563
Investment in and advances to Service Corporations ........................................     10,694       2,726
Mortgage loans receivable .................................................................     26,401      15,500
Deferred costs, net .......................................................................     15,282       6,099
Other assets ..............................................................................     15,755       7,314
                                                                                             ---------   ---------
Total assets ..............................................................................  $ 777,796   $ 382,775
                                                                                             =========   =========



   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             December 31,
                                                                                          1998        1997
                                                                                          ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable ..............................................................  $  50,862   $  52,820
Secured bridge facilities ...........................................................     87,500          --
Revolving credit facility ...........................................................     23,800      76,000
Accrued interest payable ............................................................        494         552
Accounts payable and accrued expenses ...............................................      5,588       3,340
Accounts payable to related parties .................................................         63         367
Capitalized lease obligations .......................................................     14,741      14,490
Deferred land lease payable .........................................................      9,947       8,481
Dividend and distributions payable ..................................................     11,585       5,136
Security deposits ...................................................................     16,949      11,475
                                                                                       ---------   ---------
Total liabilities ...................................................................    221,529     172,661

Minority interest in operating partnership ..........................................     41,491      33,906


Commitments and Contingencies

8%Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding
  at December 31, 1998 ..............................................................    109,950          --


STOCKHOLDERS' EQUITY

Common stock, $0.01 par value 100,000 shares
  authorized, 23,952 and 12,292 issued and outstanding at December 31, 1998 and 1997,
   respectively .....................................................................        240         123
Additional paid - in capital ........................................................    416,939     178,669
Deferred compensation plan ..........................................................     (3,266)         --
Officers' loans .....................................................................       (528)         --
Distributions in excess of earnings .................................................     (8,559)     (2,584)
                                                                                       ---------   ---------
Total stockholders' equity ..........................................................    404,826     176,208
                                                                                       ---------   ---------

Total liabilities and stockholders' equity ..........................................  $ 777,796   $ 382,775
                                                                                       =========   =========



   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                              STATEMENTS OF INCOME

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 SL GREEN REALTY CORP         SL GREEN PREDECESSOR
                                                                    (Consolidated)                 (Combined)
                                                               Year ended   August 21 to   January 1 to   Year ended
                                                              December 31,  December 31,    August 20,    December 31
                                                                  1998          1997          1997            1996
                                                               ---------      --------      --------       --------
REVENUES
Rental revenue ..............................................  $ 117,304      $ 20,033      $  4,107       $  4,199
Escalation and reimbursement revenues .......................     15,923         2,205           792          1,051
Management revenues, including $458 (1997), and
  $447 (1996), from affiliates ..............................         --            --         1,268          2,336
Leasing commissions .........................................         --           484         3,464          2,372
Construction revenues, net, including $6 (1997), and
  $35 (1996), from affiliates ...............................         --            --            77            101
Investment income ...........................................      3,267           485            --             --
Other income ................................................        478            --            16            123
                                                               ---------      --------      --------       --------
Total revenues ..............................................    136,972        23,207         9,724         10,182
                                                               ---------      --------      --------       --------
Equity in net income/(loss) from Service Corporations .......        387          (101)           --             --
Equity in net (loss) of uncombined joint ventures ...........         --            --          (770)        (1,408)
EXPENSES
Operating expenses including $2,118 (1998), $282 (1997)
  and $93 (1996) to affiliates ..............................     36,545         5,517         2,709          3,197
Ground rent .................................................     11,082         1,560            13             --
Interest ....................................................     13,086         2,135         1,062          1,357
Depreciation and amortization ...............................     15,404         2,815           811            975
Real estate taxes ...........................................     21,224         3,498           705            703
Loss on terminated project ..................................      1,065            --            --             --
Loss on hedge transaction ...................................        176            --            --             --
Marketing, general and administrative .......................      5,760           948         2,189          3,250
                                                               ---------      --------      --------       --------
Total expenses ..............................................    104,342        16,473         7,489          9,482
                                                               ---------      --------      --------       --------
Income (loss) before minority interest and extraordinary item     33,017         6,633         1,465           (708)
Minority interest in operating partnership ..................     (3,043)       (1,074)           --             --
Extraordinary item, net of minority interest of $52 and
  $362 in 1998 and 1997, respectively .......................       (522)       (1,874)       22,087          8,961
                                                               ---------      --------      --------       --------
Net income ..................................................     29,452      $  3,685      $ 23,552       $  8,253
                                                               =========      ========      ========       ========

Preferred stock dividends ...................................     (5,720)
Preferred stock accretion ...................................       (250)
                                                               ---------
Net income available to common shareholders .................  $  23,482
                                                               =========
Per share data:
Income per common share before extraordinary item ...........  $   1.22      $   0.45
Extraordinary item per common share .........................     (0.03)        (0.15)
                                                               --------      --------

Net income per common share - basic and diluted .............  $   1.19      $   0.30
                                                               ========      ========
Basic weighted average common shares outstanding ............    19,675        12,292
                                                               ========      ========
Diluted weighted average common shares and common
  share equivalents outstanding .............................    19,739        12,404
                                                               ========      ========


   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                      Distributions in                       Additional     Deferred
                                                         Excess of      Common   Officers'    Paid-In     Compensation
                                                         Earnings       Stock     Loans       Capital         Plan       Total
                                                         --------       -----     -----       -------         ----       -----
Balance at August 20, 1997 (inception)
Net proceeds from Initial Public Offering of
  common stock ........................................        --        $123        --      $ 223,366            --   $ 223,489
Net income ............................................  $  3,685          --        --             --            --       3,685
Cash distributions declared ($0.51 per
  common share of which none represented a
  return of capital for federal income tax
  purposes) ...........................................    (6,269)         --        --             --            --      (6,269)
Contribution of the net assets of SL Green
  Predecessor in exchange for Units of the
  Operating Partnership and other Formation
  Transactions ........................................        --          --        --        (44,697)           --     (44,697)
                                                         --------        ----     -----      ---------       -------   ---------
Balance at December 31, 1997 ..........................    (2,584)        123        --        178,669            --     176,208


Net income ............................................    29,452          --        --             --            --      29,452
Preferred dividend and accretion requirement ..........    (5,970)         --        --             --            --      (5,970)
Issuance of common stock net offering cost ($1,615) and
  revaluation increase in minority interest ($6,934) ..        --         115        --        234,709            --     234,824
Deferred compensation plan ............................        --           2        --          3,561       $(3,563)         --
Amortization of deferred compensation plan ............        --          --        --             --           297         297
Cash distributions declared ($1.40 per common share
  of which none represented a return of capital for
  federal income tax purposes) ........................   (29,457)         --        --             --            --     (29,457)
Officers' loan, net ...................................        --          --     $(528)            --            --        (528)
                                                         --------        ----     -----      ---------       -------   ---------

Balance at December 31, 1998 ..........................  $ (8,559)       $240     $(528)     $ 416,939       $(3,266)  $ 404,826
                                                         ========        ====     =====      =========       =======   =========


   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                 COMBINED STATEMENTS OF OWNERS' EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)


                                                   SL Green
                                                  Predecessor
                                                  -----------
Balance at December 31, 1995 ....................  $(18,848)
  Distributions .................................      (552)
  Contributions .................................     2,742
  Net income for the year ended December 31, 1996     8,253
                                                   --------
Balance at December 31, 1996 ....................    (8,405)
  Distributions .................................    (4,024)
  Contributions .................................        25
  Net income for the period ended August 20, 1997    23,552
                                                   --------
Balance at August 20, 1997 ......................  $ 11,148
                                                   ========


   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                          SL Green Realty Corp         SL Green Predecessor
                                                                          --------------------         --------------------
                                                                            (Consolidated)                  (Combined)
                                                                       Year ended    August 21, to  January 1, to    Year ended
                                                                      December 31,   December 31,     August 20,    December 31,
                                                                          1998           1997            1997           1996
                                                                          ----           ----            ----           ----
OPERATING ACTIVITIES
Net income ..........................................................  $  29,452      $   3,685        $ 23,552       $  8,253
Adjustments to reconcile net income to
net cash provided by  operating activities
  Depreciation and amortization .....................................     15,404          2,815             811            975
  Equity in net (income) loss from Service Corporations .............       (387)           101              --             --
  Minority interest in operating partnership ........................      2,991            712              --             --
  Share of net (income) loss from uncombined joint ventures..........         --             --         (21,072)         1,763
  Deferred rents receivable .........................................    (11,748)          (946)           (102)          (362)
  Provision for straight-line credit loss ...........................      2,420             --              --             --
  Provision for bad debts ...........................................        374             --              --             --
  Amortization for officer loans and deferred
    compensation ....................................................        747             --              --             --
Extraordinary items - non cash portion, net of
    minority interest in 1998 and 1997 ..............................        574            803              --         (8,961)
Changes in operating assets and liabilities:
  Restricted cash ...................................................     (6,147)          (223)             --           (563)
  Receivables .......................................................     (3,587)          (614)           (190)          (531)
  Related party receivables .........................................        619         (1,633)           (365)          (170)
  Deferred costs ....................................................     (5,810)          (707)           (279)        (1,108)
  Other assets ......................................................     (8,441)        (3,101)            656           (287)
  Accounts payable, accrued expenses and other
    liabilities .....................................................      4,738          4,524            (173)         1,263
Deferred land lease payable .........................................      1,466            297              --             --
                                                                       ---------      ---------        --------       --------
Net cash provided by operating activities ...........................     22,665          5,713           2,838            272
                                                                       ---------      ---------        --------       --------
INVESTING ACTIVITIES
Additions to land, buildings and improvements .......................   (357,243)      (217,165)         (7,411)       (10,725)
Contributions to partnership investments ............................         --             --             (25)        (1,650)
Investment in and advances to Service Corporations ..................     (8,449)            --              --             --
Mortgage loan receivable ............................................    (10,901)            --              --             --
Distributions from partnership investments ..........................         --             --           1,877             --
                                                                       ---------      ---------        --------       --------
Net cash used in investing activities ...............................   (376,593)      (217,165)         (5,559)       (12,375)
                                                                       ---------      ---------        --------       --------


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                          SL Green Realty Corp.            SL Green Predecessor
                                                                          ---------------------            --------------------
                                                                             (Consolidated)                    (Combined)
                                                                        Year ended   August 21, to     January 1, to   Year ended
                                                                       December 31,  December 31,       August 20,    December 31,
                                                                           1998          1997              1997          1996
                                                                           ----          ----              ----          ----
FINANCING ACTIVITIES
Proceeds from mortgage notes payable .................................         --        21,000            7,000         16,680
Payments of mortgage notes payable ...................................     (1,958)      (76,822)            (219)        (6,910)
Repayments of senior revolving credit facility .......................   (207,450)           --               --             --
Proceeds from bridge financings ......................................    327,460            --               --             --
Repayments of bridge financings ......................................   (239,960)           --               --             --
Proceeds from senior revolving credit facility .......................    155,250        76,000               --             --
Capitalized lease obligation .........................................        251            58               --             --
Mortgage loan receivable .............................................         --       (15,500)              --             --
Net proceeds from sale of 8% mandatory preferred stock ...............    109,700            --               --             --
Cash distributions to owners .........................................         --            --           (4,024)          (552)
Cash contributions from owners .......................................         --            --               25          2,742
Dividends and distributions paid .....................................    (32,144)       (2,348)              --             --
 Deferred loan costs .................................................     (5,822)       (1,643)              --             --
Net proceeds from sale of common stock ...............................    242,055       228,704               --             --
Formation expenses ...................................................         --        (5,215)              --             --
                                                                        ---------     ---------          -------       --------
Net cash provided by financing activities ............................    347,382       224,234            2,782         11,960
                                                                        ---------     ---------          -------       --------
Net (decrease) increase in cash and cash
  equivalents ........................................................     (6,546)       12,782               61           (143)
Cash and cash equivalents at beginning of period .....................     12,782            --              476            619
                                                                        ---------     ---------          -------       --------
Cash and cash equivalents at end of period ...........................  $   6,236     $  12,782          $   537       $    476
                                                                        =========     =========          =======       ========

Supplemental cash flow disclosures
Interest paid ........................................................  $  13,144     $   1,583          $ 1,085       $  1,059
                                                                        =========     =========          =======       ========

Supplemental disclosure of non-cash investing and financing activities
Investing and Financing Activities:
Land interest acquired for operating partnership units ...............  $   1,000
Formation transaction activity:
Assets acquired
  Commercial real estate, net ........................................                $  91,123
  Other assets .......................................................                $  16,751
Liabilities assumed
Mortgage notes payable ...............................................                $  73,073
Capitalized lease obligation .........................................                $  14,431
Deferred land lease ..................................................                $   8,184
Security deposits payable ............................................                $   4,262


     In December 1998 and 1997 the Company declared distributions per unit of $0.35 and these distributions were paid in 1999 and 1998, respectively.


   The accompanying notes are an integral part to these financial statements.

                              SL GREEN REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

     The authorized capital stock of the Company consists of 200 million shares, $.01 par value, of which the Company has authorized the issuance of up to 100 million shares of Common Stock, $.01 par value per share, 75 million shares of Excess Stock, at $.01 par value per share, and 25 million shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11.615 million shares of its Common Stock (including the underwriters' over-allotment option of 1.52 million shares) through a public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to officer stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of December 31, 1998, no shares of Excess Stock are issued and outstanding.

     Concurrent with the consummation of the Offering in 1997, the Company and the Operating Partnership, together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain Formation Transactions (the "Formation Transactions").

     The net cash proceeds received by the Company from the Offering in 1997 (after deducting underwriting discounts) was $228.7 million. The Company utilized $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties (50 West 23rd Street, 1140 Avenue of the Americas, and 1372 Broadway) approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which included $20 million to repay a loan that was made to a company indirectly owned by Stephen L. Green), $1.8 million to fund a Lehman Brothers, Inc. advisory fee and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions (see note 3).

     Substantially all of the Company's assets are held by, and it conducts its operations through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership.

MAY 1998 PUBLIC OFFERINGS


     On May 12, 1998 the Company completed the sale of 11.5 million shares of common stock and 4.6 million shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353 million, net of underwriter's discount) were used principally to repay the Acquisition Facility (see note 13) and acquire additional properties. These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.2%.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)


PRINCIPLES OF COMBINATION - SL GREEN PREDECESSOR

     The SL Green Predecessor was not a legal entity but rather a combination of real estate properties and affiliated real estate management, construction and leasing entities under common control and management of Stephen L. Green; and interests owned by Stephen L. Green in entities accounted for on the equity method (see note 2) that were organized as partnerships and a limited liability company. The entities included in this financial statement have been combined for only the periods that they were under common control and management. All significant intercompany transactions and balances have been eliminated in combination. Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the applicable agreements.

     The accompanying combined financial statements prior to August 21, 1997 include partnerships and corporations which are under common control as follows:


                                                                        STEPHEN L. GREEN
                                                                           PERCENTAGE
ENTITY                                  PROPERTY/SERVICE                   OWNERSHIP        OWNERSHIP TYPE
------                                  ----------------                   ---------        --------------

Office Property Entities
 64-36 Realty Associates                70 West 36th Street                     95%         General partner
 1414 Management Associates, LP         1414 Avenue of the Americas            100%         General partner
Service Corporations
 SL Green Management, Corp.             Management                             100%         Sole shareholder
 SL Green Leasing, Inc.                 Management and leasing                 100%         Sole shareholder
 Emerald City Construction Corp.        Construction                           100%         Sole shareholder


     On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates LLC, which was funded by a loan from Lehman Brothers Holdings Inc. which as of that date is included in the combined financial statements (see note 2).

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)


     All of the management and leasing with respect to the properties contributed and acquired by the Company are conducted through the management LLC. The Operating Partnership owns 100% interest in the management LLC.

PARTNERSHIP AGREEMENT

     In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are to be made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company will be required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient distributions by the Company (95% of taxable income) to avoid any federal income or excise tax at the Company level. Under the Operating Partnership agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects shares of common stock. In accordance with the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All significant intercompany balances and transactions have been eliminated.

MARKETABLE SECURITIES

     Marketable securities held by the preferred stock subsidiaries are classified as available for sale. The cost of these securities approximates their fair value at December 31, 1998.


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

DEPRECIATION OF REAL ESTATE PROPERTIES

     Depreciation and amortization is computed on the straight-line method as follows.


Category                                 Term
--------                                 ----

Building (fee ownership)                 40 years
Building improvements                    remaining life of the building
Building (leasehold interest)            lesser of 40 years or remaining life of the lease
Property under capital lease             49 years (lease term)
Furniture and fixtures                   four to seven years
Tenant improvements                      remaining life of the lease


     Depreciation expense (including amortization of the capital lease asset) amounted to $13,555 for the year ended December 31, 1998, $2,526 for the period August 21, 1997 to December 31, 1997 and $591 for the period January 1, 1997 to August 20, 1997, $788 for the year ended December 31, 1996.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)


RESTRICTED CASH

     Restricted cash primarily consists of security deposits held on behalf of tenants.

REVENUE RECOGNITION

     Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. The Company establishes, on a current basis, a reserve for future potential tenant credit losses which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

RENT EXPENSE

     Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlining lease is included in the deferred land lease payable in the accompanying balance sheet.

DEFERRED LEASE COSTS

     Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over an estimated average lease term of seven years.

DEFERRED FINANCING COSTS


     Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period incurred. Deferred costs associated with the Company's forward treasury lock (see note 5) are classified as deferred financing costs and are to be amortized over the term of the committed April 1999 mortgage financings.

INTEREST RATE HEDGE TRANSACTIONS

     The Company may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and applies deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. Payments to or from counterparties are recorded as adjustments to interest expense.

     The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring. Gains and losses resulting form changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. Hedges determined to be ineffective and hedges not correlated to financings are charged to operations.


CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality institutions. Management of the Company performs ongoing credit evaluation of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the SL Green Predecessors' buildings and new acquisitions are all located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant represents a dominant share of the Company's revenue and no tenant represents 10% of the Company's revenue. Approximately 19% of the Company's revenue for the period August 21, 1997 to

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)


December 31, 1997 was derived from 673 First Avenue. Approximately 19% and 11% of the Company's revenue was derived from 420 Lexington Avenue and 17 Battery Place, respectively, for the year ended December 31, 1998

The Company currently has 74% of its workforce covered by three collective bargaining agreements which service all of the Company's properties.



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



INCOME TAXES

     The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended, commencing with the period August 21, 1997 to December 31, 1997. As a REIT, the Company generally is not subject to federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, federal income and excise taxes may be due on its undistributed taxable income. At December 31, 1998, the Company believes it is in compliance with all REIT requirements and was not subject to federal income taxes.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


2. INVESTMENT IN UNCOMBINED JOINT VENTURES

     The SL Green Predecessor's investments in three partnerships and a limited liability company had been accounted for under the equity method since control was shared with other parties. The investment in partnerships and limited liability company were as follows:

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)



Partnerships/Limited                                                   Green Group
Liability Company                                Property               Ownership            Ownership Type
-----------------                                --------               ---------            --------------
673 First Realty Company.............       673 First Avenue                67%        Co-general partner
470 Park South Associates, LP........       470 Park Avenue South           65%        Co-general partner
29/35 Realty Associates, LP..........       29 West 35th Street            21.5%       Co-general partner
Praedium Bar Associates, ............                                                  Has veto rights relating to
  LLC ("Praedium Bar)................       36 West 44th Street           10%(A)        sale and financing


----------

(A) Praedium Bar acquired the first mortgage related to the property in October, 1996 which provides for substantially all the economic interest in the property and has the sole right to purchase the fee interest, (the property deed is in escrow), for a nominal cost; accordingly SL Green Predecessor has accounted for Praedium Bar investment as a ownership interest in the property. On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates, LLC for $6.3 million. The owners of the fee interest, in 36 West 44th Street and the leasehold interest in 35 West 43rd Street transferred their interests, in this property to the Company on April 14, 1998.


     Condensed combined statements of operations of the partnerships and the limited liability company, are as follows:


                                               JANUARY 1, TO     YEAR ENDED
                                                 AUGUST 20,     DECEMBER 31,
                                                   1997             1996
                                                   ----             ----
CONDENSED STATEMENTS OF OPERATIONS
Rental revenue and escalations .................  $ 13,463        $ 18,874
Other revenue ..................................        89              28
                                                  --------        --------
Total revenues .................................    13,552          18,902
                                                  --------        --------
Interest .......................................     5,320           7,743
Depreciation and amortization ..................     2,510           3,580
Operating and other expenses ...................     7,142          10,036
                                                  --------        --------
Total expenses .................................    14,972          21,359
                                                  --------        --------
Operating loss before outside partner's interest    (1,420)         (2,457)
Elimination of inter-company management fees ...       240             355
Extraordinary gain on forgiveness of
  debt .........................................    33,418              --
Other partner share of the (income) loss .......   (10,921)            694
                                                  --------        --------

Income (loss) allocated to the SL Green
  Predecessor ..................................  $ 21,317        $ (1,408)
                                                  ========        ========


                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)



     There were several business relationships with related parties which involved management, leasing and construction fee revenues and maintenance expense. Transactions relative to the aforementioned combined statements of operations and balance sheet for the equity investees include the following before elimination of intercompany transactions:


                                 JANUARY 1, TO      YEAR ENDED
                                  AUGUST 20,       DECEMBER 31,
                                     1997              1996
                                 -------------     ------------
     Management fee expenses .....  $  448             $622
     Leasing commission expenses..     295              218
     Construction fees ...........   1,796              185
     Maintenance expenses ........     186              227


3. PROPERTY ACQUISITIONS


     On August 14, 1998 the Company purchased the property located at 1412 Broadway - The Fashion Gallery Building - for $72 million, plus approximately $5 million for reimbursement of loan prepayment charges and $5 million related to capital expenditures, commissions and other closing costs. The property is a 25-story office building totaling 389,000 square feet and had an occupancy rate at the date of acquisition, including pending leases, of 89.5%.

     On August 6, 1998 the Company closed the acquisition of an existing first mortgage secured by the property located at 636 11th Avenue, which is a 469,000 square foot industrial and warehouse block front property located between 46th and 47th Streets for $10.9 million. The mortgage bears interest at 8.875% at December 31, 1998. The Company had contracted to buy this mortgage on June 11, 1998 and simultaneously entered into an agreement to purchase the property during January 1999. This property is currently in Chapter 11 bankruptcy proceedings. During January 1999 the Company terminated this purchase agreement. The unrecoverable project costs and settlement costs resulted in a $1.1 million charge to 1998 earnings.

     On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32 million in cash. The 18-story, 340,000 square foot building was 76% occupied at the date of acquisition. In connection with this purchase, the Company obtained a $6.2 million mortgage note receivable secured by the property located at 38 East 30th Street. The note's interest rate was 8% and was paid back during September 1998.

     On May 21, 1998 the Company acquired the outstanding mortgage of the property located at 711 Third Avenue for approximately $44.6 million in cash. The 20-story, 524,000 square foot building was 79% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations. On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20 million and 44,772 Operating Partnership Units.

     On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively known as the Bar Building) for an additional cost of approximately $1.0 million.

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

                             SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

     On January 8, 1998, the Company acquired fee title to its property located at 1372 Broadway. Prior to this date the Company held a mortgagee's interest in this property with a right to acquire the fee.

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

     On December 19, 1997, the Operating Partnership exercised the Company's option to acquire an interest in 17 Battery Place for approximately $59 million. In connection with this acquisition, the Company also loaned $15.5 million to the co-tenant at 17 Battery Place. The mortgage receivable bears interest at 12% and is due March 31, 1999 and is secured by a first mortgage on the mortgagor's condominium interest in the property. The cash required to purchase the property and fund the loan were financed through borrowings under the Company's senior unsecured revolving credit facility.

     On December 30, 1997 the Operating Partnership acquired a condominium ownership interest at 633 Third Avenue for $10.5 million and a capital reserve of $1 million (subsequently returned in 1998). The acquisition was funded by proceeds from a mortgage loan on 50 West 23rd Street and cash on hand.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1998 and 1997 as though each acquisition described above and each acquisition included in the Offering and Formation Transactions was made on January 1, 1997.


                                                      1998        1997
                                                   ---------   ---------
     Revenues ...................................  $ 160,110   $ 150,785
     Pro forma net income .......................  $  28,607   $  25,798
     Pro forma basic earnings per common share ..  $    1.20   $    1.08
     Pro forma diluted earnings per common share   $    1.20   $    1.08
     Common and common equivalent share - basic .     23,952      23,792
     Common and common equivalent share - diluted     23,993      23,863

     4. DEFERRED COSTS                                1998        1997
                                                   ---------   ---------
     Deferred costs consist of the following: ...  $   8,342   $   3,147

     Deferred financing .........................     13,010       7,201
                                                   ---------   ---------
     Deferred lease .............................     21,352      10,348

     Less accumulated amortization ..............     (6,070)     (4,249)
                                                   ---------   ---------
                                                   $  15,282   $   6,099
                                                   =========   =========


                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

5. MORTGAGE NOTES PAYABLE AND REVOLVING CREDIT FACILITY


     The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1998 and 1997 are as follows:


    PROPERTY             MORTGAGE NOTES                                                            1998             1997
    --------             --------------                                                            ----             ----
50 West 23rd Street      Note payable to Lehman Brothers Holdings, Inc. with
                         interest based on LIBOR plus 1.75% (7.6875% at
                         December 31, 1997) due December,
                         2007 ...............................................................         --          $ 7,000
50 West 23rd Street      Note payable to Lehman Brothers Holdings Inc., with interest
                         at 7.47% due August, 2007 ..........................................         --           14,000
50 West 23rd Street      Note payable to GMAC with interest at 7.33%
                         due December 2007...................................................    $21,000               --
29 West 35th Street      First mortgage note with interest payable at 8.464%, due
                         February 1, 2001....................................................      2,903          $ 2,974
673 First Avenue         First mortgage note with interest payable at 9.0%, due
                         December 13, 2003...................................................     16,452           18,013
470 Park Avenue South    First mortgage note with interest payable at 8.25%, due April
                         1, 2004.............................................................     10,507           10,833
                                                                                                 -------          -------
                         Total mortgage notes payable........................................    $50,862          $52,820
                                                                                                 =======          =======


     As of December 31, 1998, the carrying values of 50 West 23rd Street, 29 West 35th Street, 673 Third Avenue and 470 Park Avenue South were $35.6 million, $5.6 million, $33.7 million and $27.0 million, respectively.

     During December 1998, the Company closed two short-term bridge financings. The first financing was a $51.5 million bridge loan with Prudential Securities at an interest rate equal to 200 basis points over the current one-month LIBOR (7.58% at December 31, 1998 weighted average interest rate). The loan matures on December 30, 1999 and is secured by the properties located at 1412 Broadway and 633 Third Avenue. The second financing was a $36 million bridge loan with Lehman Brothers at an interest rate equal to 275 basis points over the current one-month LIBOR (8.29% at December 31, 1998 weighted average interest rate). The loan matures on December 15, 1999 and is secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building.

     During March 1998, the Company converted the notes payable that were collateralized by 50 West 23rd Street into fixed rate obligations at an interest rate of 7.33%.

     On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less than the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1998 the outstanding amount of indebtedness under the Credit Facility was $23.8 million, and the interest rate on such indebtedness was 6.86% per annum. At December 31, 1998 the Company's borrowing availability was $110 million. Availability under the Credit Facility was reduced further by letters of credit in the amount of $6.2 million for acquisition deposits.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)



In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100 million of future financing. The underlying rate for that position was 5.13%. On December 3rd this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3.2 million. In connection with the hedge, during April 1999 the Company has commitments to complete five permanent mortgage financings totaling $103 million on properties located at 70 West 36th Street, 36 West 44th Street, 1414 Avenue of the Americas, 633 Third Avenue and 1412 Broadway. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $0.2 million which related to a mismatch in terms resulting in a charge to 1998 earnings.



PRINCIPAL MATURITIES

     Combined aggregate principal maturities of mortgages and notes payable as of December 31, 1998 are as follows:


               1999...............................             $ 89,726
               2000...............................               27,309
               2001...............................                6,487
               2002...............................                3,932
               2003...............................                5,400
               Thereafter.........................               29,308
                                                               --------
                                                               $162,162
                                                               ========


MORTGAGE RECORDING TAX - HYPOTHECATED LOAN

     The Operating Partnership mortgage tax credit loans totaled approximately $134 million from LBHI at December 31, 1998. These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 711 Third Avenue. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by LBHI to service the loans which interest rate commensurate with that of the portfolio of six month US Treasury securities, which mature on May 18, 1999. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented on a net basis in the consolidated balance sheet at December 31, 1998. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings.



6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                             SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


     Cash equivalents, mortgage receivables, variable and fixed rate debt are carried at amounts which reasonably approximate their fair values.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

7. RENTAL INCOME

     The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 1999 to 2013. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for leases in effect at December 31, 1998 are as follows:


           1999......................................          $131,925
           2000......................................           121,522
           2001......................................           111,744
           2002......................................           101,244
           2003......................................            88,765
           Thereafter................................           345,766
                                                               --------
                                                               $900,966
                                                               ========


                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

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


                                                              SL GREEN REALTY CORP.        SL GREEN PREDECESSOR
                                                              ---------------------        --------------------
                                                                          AUGUST 21      JANUARY 1 TO
                                                                       TO DECEMBER 31,    AUGUST 20,


                                                               1998         1997              1997           1996
                                                              ------        ----              ----           ----
Management revenues ........................................  $  178        $ 78              $172           $180
Leasing commission revenues ................................     181           8                29             37
Construction fees ..........................................      --          14                37             25
Rental income ..............................................      --          --                43             33
Maintenance expense ........................................   2,118         119               163             93


Amounts due from related parties at December 31, consist of:

                                                                1998        1997
                                                                ----        ----
17 Battery Condominium Association .........................    $245          --
Officers ...................................................     528        $725
                                                                ----        ----
                                                                $773        $725
                                                                ====        ====

Amounts due to related parties at December 31, consist of:
                                                                1998        1997
                                                                ----        ----
29 West 35th Street Predecessor Partnership ................    $ --        $ 45
36 West 44th Street Predecessor Partnership ................      12          56
70 West 36th Street Predecessor Partnership ................      12          67
1414 Avenue of the Americas Predecessor Partnership ........      25          88
470 Park Avenue South Predecessor Partnership ..............       6          72
673 First Avenue Predecessor Partnership ...................       8          39
                                                                ----        ----
                                                                $ 63        $367
                                                                ====        ====


                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


9. STOCKHOLDERS' EQUITY

     During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (The "Stock Option Plan"). The Stock Option Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code ("ISOs"), (ii) the grant of stock options that do not so qualify ("NQSOs"), (iii) the grant of stock options in lieu of cash Directors' fees and employee bonuses, (iv) grants of shares of Common Stock, in lieu of compensation and (v) the making of loans to acquire shares of Common Stock, in lieu of compensation. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant in the case of ISOs; provided that, in the case of grants of NQSOs granted in lieu of cash Director's fees and employee bonuses, the exercise price may not be less than 50% of the fair market value of the shares of Common Stock on the date of grant. At December 31, 1998,
1.1 million shares of Common Stock are reserved for exercise of warrants and stock options.

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

Information on stock options is shown in the following table:


                             SHARES OUTSTANDING    EXERCISABLE             PRICE RANGE
                             ------------------    -----------             -----------
Balances at August 21, 1997 .          --                   --                      --
Granted .....................     670,000                   --        $21.00 - $26.19
Became Exercisable ..........          --                   --                      --
Canceled ....................     (10,000)                  --        $          21.00
                                                       -------        ----------------
Balances at December 31, 1997     660,000                   --        $21.00 - $26.19

Granted .....................   1,306,000                   --        $18.375 - $27.00
Vested ......................          --              188,666        $21.00 - $26.19
Cancelled ...................    (168,000)                  --        $18.375 - $27.00
                                ---------              -------
Balances at December 31, 1998   1,798,000              188,666
                                =========              =======


     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for stock-based employee compensation arrangements whereby no compensation cost related to stock options is deducted in determining net income. Had compensation cost for the Company's stock option plans been determined pursuant to Financial Accounting Standards Board Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's pro forma net income and earnings per share would have differed. The Black-Scholes option pricing model estimates fair value of options using subjective assumptions which can materially effect fair value estimates and, therefore, do not necessarily provide a single measure of fair value of options. Using the Black-Scholes option pricing model for all options granted on or after August 20, 1997 and a risk-free interest rate of 5.00%, dividend yield on common stock of 5%, a volatility factor for the market price of the Company's Common Stock of .3695 and a weighted-average expected life of options of approximately four years, the Company's pro forma net income, basic pro forma earnings per common share and diluted pro forma earnings per common share would have been and would have been $20.9 million, $1.06 and $1.06, respectively, for the year ended December 31, 1998 and $3.4 million, $0.28 and $0.28, respectively, for the period August 20, 1997 to December 31, 1997. For purposes of these pro forma disclosures, the estimated fair value of options is amortized over the options' vesting period. Since the number of options granted and their fair value may vary significantly from year to year, the pro forma compensation expense in future years may be materially different. The estimated fair market value of the Company's options issued 1998 and 1997 were $6.2 million and $2.7 million, respectively.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA))



EARNINGS PER SHARE

     The basic and diluted earnings per common share for the year ended December 31, 1998 have been computed based upon weighted average equivalent shares outstanding of 19,675 and 19,739 respectively. Basic and diluted earnings per common share for the period ended December 31, 1997 have been computed based upon weighted average equivalent shares outstanding of 12,292 and 12,404 respectively. The differences in the weighted average shares outstanding represents the inclusion of common share equivalents from options issued and outstanding at December 31, 1998 and 1997 in the calculation of diluted earnings per share which is not included in basic earnings per share. The conversion of the PIERS which are currently anti-dilutive using the "if converted" method may result in the dilution of future earnings per share calculations.


PREFERRED STOCK

     The Company's 8% Preferred Income Equity Redeemable Shares (the "PIERS") are non-voting and are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $24.475 per share. The conversion of all PIERS would result in the issuance of 4,699,000 of the Company's common stock which has been reserved for issuance. The PIERS receive annual dividends of $2.00 per shares paid on a quarterly basis and dividends are cumulative. On or after July 15, 2003 the PIERS may be redeemed at the option of Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007 with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The PIERS were recorded net of underwriters discount and issuance costs. These costs are being accreted over the expected term of the PIERS using the interest mtehod.


10. BENEFIT PLANS

     The building employees of the individual partnerships are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $366, $35, $44, and $30 during the year ended December 31, 1998, the periods August 21, 1997 to December 31, 1997, January 1, 1997 to August 20, 1997 and the year ended December 31, 1996, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

     Effective January 1, 1999 the Company implemented a deferred compensation plan (the "Deferred Plan") covering certain executives of the Company. In connection with the Deferred Plan the Company issued 240,000 restricted shares. The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.



401(K) PLAN

     During August 1997, the Company implemented a 401(k) Savings/ Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. The Company did not make any contributions to the 401(k) Plan during 1998 and 1997.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)


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

     During July 1998, the Company issued 150,000 shares in connection with an employment contract. These shares vest annually at rates of 15% to 35% and were recorded at fair value.

     The Company has entered into employment agreements with certain executives. Nine executives have employment agreements which expire between July 2000 and July 2003. The cash based compensation associated with these employment agreements totals approximately $1.8 million annually.

     During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue. The operating sub-leasehold position requires annual ground lease payments totaling $6 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased January 1999 - see note 16). The ground lease and sub-leasehold positions expire 2008. The Company may extend the positions through 2029 and the extension has no additional cost.

     In April 1988, the SL Green Predecessor entered into a lease agreement for property at 673 First Avenue in New York City, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market. value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease year 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

     The property located at 1140 Avenue of the Americas operates under a net ground lease ($348 annually) with a term expiration date of 2016 with an option to renew for an additional 50 years.

     The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083. Under the sub-lease, the Company is responsible for ground rent payments of $1.6 million annually increasing to $3.1 million in July 2001 for ten years. The ground rent is reset after year ten based on the estimated fair market value of the property.

     The Company continues to lease the 673 First Avenue property which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $2,533 and $2,284 at December 31, 1998 and 1997, respectively. The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 1998:

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                           Noncancellable
December 31,          Capital Leases      Operating Leases
------------          --------------      ----------------
1999                     $  1,140             $ 11,725
2000                        1,177               11,792
2001                        1,290               12,850
2002                        1,290               13,625
2003                        1,290               13,625
Thereafter ...........     61,600              363,028
                         --------             --------

Total minimum lease
Payments .............     67,787             $426,645
                         ========             ========

Less amount
representing interest     (53,046)

Present value of net
minimum lease payments   $ 14,741
                         ========


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

13. EXTRAORDINARY ITEMS

     In March 1998 the Company requested the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Acquisition Facility"). This Acquisition Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provides on-going liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. As a result of the Company's May 1998 Public Equity Offerings, on May 18, 1998 the Company repaid the Acquisition Facility prior to its scheduled maturity date of March 18, 1999. The Company's early extinguishment of the Acquisition Facility resulted in the write-off of unamortized deferred financing costs totaling approximately $574 which were classified as an extraordinary loss during the quarter ended June 30, 1998.

     Forgiveness of subordinated property mortgage debt totaling $22,087 (net of other partners' share of $11,332 for the period January 1, 1997 to August 20,
1997) is reflected in the accompanying SL Green Predecessor financial statements as an extraordinary gain.

     Prepayment penalties of $1,071 (net of minority interest of $207) and unamortized deferred charges of $803 (net of minority interest of $155) related to mortgages paid in connection with the Formation Transactions were expensed and are reflected in the Company's financial statements as an extraordinary loss. This debt was foregiven in connection with the Formation Transactions.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA))


14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summary represents the Company's results of operations for the quarters ended September 30, 1997 (August 21, 1997 to September 30, 1997) through December 31, 1998 (in thousands, except share amounts)


                                             Quarter ended        Quarter ended
                                           December 31, 1997    September 30, 1997
                                           -----------------    ------------------
Total revenues ...........................     $ 16,058               $ 7,149
                                               ========               =======
Income net of minority interest and before
  extraordinary item .....................     $  3,533               $ 2,056
Extraordinary item .......................           --                (1,874)
                                               --------               -------
Net income per common share ..............     $  3,503               $   182
                                               ========               =======
Income per share before extraordinary item     $   0.29               $  0.17
                                               ========               =======
Net income per common share - basic ......     $   0.29               $  0.01
                                               ========               =======
Net income per common share - diluted ....     $   0.28               $  0.01
                                               ========               =======


     The 1997 quarter's earnings per share amounts have been restated to comply with SFAS No. 128.


                                       Quarter ended         Quarter ended       Quarter ended    Quarter ended
                                     December 31, 1998     September 30, 1998    June 30, 1998    March 31, 1998
                                     -----------------     ------------------    -------------    --------------
Total revenues ....................      $ 40,063               $ 40,460           $ 34,252           $22,197
                                         ========               ========           ========           =======

Income net of minority interest and

  before extraordinary item .......      $  9,256               $ 10,256           $  6,372           $ 4,089

Extraordinary Item ................            --                     --               (522)               --
                                         --------               --------           --------           -------

Net income ........................         9,256                 10,256              5,850             4,089

Preferred dividends and accretion .        (2,346)                (2,433)            (1,191)               --
                                         --------               --------           --------           -------

Income available to common

  shareholders ....................      $  6,910               $  7,823           $  4,659           $ 4,089
                                         ========               ========           ========           =======

Income per common share before

  extraordinary item ..............      $   0.29               $   0.33           $   0.28           $  0.33
                                         ========               ========           ========           =======

Net income per common share -

   basic and diluted ..............      $   0.29               $   0.33           $   0.25           $  0.33
                                         ========               ========           ========           =======


                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA))


15. SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties Manhattan, New York and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance, utility costs and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. The Company has no tenant with rental revenue greater than 10% of the Company's revenue.

16. SUBSEQUENT EVENTS

Graybar Building Sublease

During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

BMW Building

During January 1999, the Company acquired a 65% interest in the property located at 555 West 57th Street (The BMW Building) for approximately $66.7 million (including an acquired 65% interest in existing mortgage debt totaling $44 million). The 941,000 square foot property was approximately 100% leased as of the acquisition date.

The Company funded these acquisitions through its Credit Facility.

On March 12, 1999, the Company entered into an agreement with Reckson Associates Realty Corp. to purchase four office properties totaling 675,000 square feet for approximately $84.5 million and expects to finance the acquisitions through two mortgages (including $65 million on 420 Lexington Avenue) totaling approximately $118 million.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
SL Green Realty Corp.



     We have audited the accompanying combined balance sheet of the uncombined joint ventures of SL Green Predecessor as of December 31, 1996 (not presented herein) and the related combined statements of operations, owners' deficit and cash flows for the period from January 1, 1997 to August 20, 1997 and for the year ended December 31, 1996. These financial statements are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects, the combined financial position of the uncombined joint ventures of SL Green Predecessor at December 31, 1996 and the combined results of its operations and its cash flows for the period from January 1, 1997 to August 20, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                        /s/ Ernst & Young LLP


New York, New York
February 10, 1998

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                        COMBINED STATEMENTS OF OPERATIONS

                             (DOLLARS IN THOUSANDS)


                                       January 1, to   Year ended
                                         August 21    December 31,
                                           1997           1996
                                         --------       --------
Revenues:
  Rental revenue ......................  $ 12,604       $ 17,386
  Escalation and reimbursement revenues       859          1,488
  Other income ........................        89             28
                                         --------       --------
Total revenues ........................    13,552         18,902
                                         --------       --------
Expenses:
    Operating expenses:
    Other .............................     2,342          3,115
  Related parties .....................       634            849
  Real estate taxes ...................     1,741          2,316
  Rent expense ........................     2,425          3,756
  Interest ............................     5,320          7,743
  Depreciation and amortization .......     2,510          3,580
                                         --------       --------
Total expenses ........................    14,972         21,359
                                         --------       --------
Loss before extraordinary gain ........    (1,420)        (2,457)
                                         --------       --------
Extraordinary gain ....................    33,418             --
                                         --------       --------
Net income (loss) .....................  $ 31,998       $ (2,457)
                                         ========       ========


   The accompanying notes are an integral part to these financial statements.

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                     COMBINED STATEMENTS OF OWNERS' DEFICIT

                             (DOLLARS IN THOUSANDS)


                                                      SL Green &      All other
                                                   Related Entities    Partners         Total
                                                   ----------------   ---------         -----
Balance at December 31, 1995 .....................    $(15,457)        $ (8,315)      $(23,772)
  Distributions ..................................          --           (1,150)        (1,150)
  Contributions ..................................       1,650            4,100          5,750
  Net loss for the year ended December 31, 1996 ..      (1,763)            (694)        (2,457)
                                                      --------         --------       --------
Balance at December 31, 1996 .....................     (15,570)          (6,059)       (21,629)
  Distributions ..................................      (1,702)          (1,345)        (3,047)
  Other-reclassification of joint venture to
    combined property ............................        (880)          (4,463)        (5,343)
  Contributions ..................................         450              385            835
  Net income for the period ending August 20, 1997      21,101           10,897         31,999
                                                      --------         --------       --------
Balance at August 20, 1997 .......................    $  3,399         $   (585)      $  2,815
                                                      ========         ========       ========


  The accompanying notes are an integral part to these financial statements..

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                        COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)


                                                    January 1, to     Year ended
                                                      August 20       December 31
                                                        1997             1996
                                                      --------         --------
OPERATING ACTIVITIES
Net Income (loss) ..................................  $ 31,998         $ (2,457)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities
  Extraordinary item ...............................   (33,418)              --
  Depreciation and amortization ....................     2,510            3,580
  Deferred rents receivable ........................      (293)            (524)
  Other ............................................        93               --
Changes in operating assets and liabilities:
 Restricted cash ...................................      (135)            (383)
  Deferred costs ...................................      (639)            (705)
  Other assets .....................................     1,552           (1,033)
  Accounts payable and accrued expenses ............      (616)             768
  Accounts payable to related parties ..............       (85)             (91)
  Security deposits ................................       133              409
  Accrued interest on mortgage notes
    payable ........................................     1,144              969
                                                      --------         --------
Net cash provided by operating activities ..........     2,244              533
                                                      --------         --------
INVESTING ACTIVITIES
Additions to land, buildings and
  improvements .....................................    (1,232)          (4,583)
                                                      --------         --------
Net cash used in investing activities ..............    (1,232)          (4,583)
                                                      --------         --------
FINANCING ACTIVITIES
Payments of mortgage notes payable .................    (1,211)          (1,674)
Cash distributions to owners .......................    (3,047)          (1,150)
Cash contributions from owners .....................       835            5,750
Capitalized lease obligations ......................       824            1,277
                                                      --------         --------
Net cash provided by (used in) financing
  activities .......................................    (2,599)           4,203
                                                      --------         --------
Net increase (decrease) in cash and cash
  equivalents ......................................    (1,587)             153
Cash transfer related to Praedium Bar
  Associates, LLC presented as a
  combined entity ..................................      (185)              --
Cash and cash equivalents at beginning
  of period ........................................     2,223            2,070
                                                      --------         --------
Cash and cash equivalents at end of
  period ...........................................  $    451         $  2,223
                                                      ========         ========
Supplemental cash flow disclosures
Interest paid ......................................  $  4,176         $  6,774
                                                      ========         ========
Supplemental schedule of non cash
  investing and financing activities:
  Assumption of mortgage in connection with property
    acquisition ....................................        --         $ 10,200
                                                                       ========


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

 Commercial real estate property, net..........  $14,383
 Total assets .................................   16,174
 Mortgage notes payable .......................   10,200
 Total liabilities ............................   10,831
Owners' equity ................................    5,343



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

     The joint ventures, included in the accompanying combined financial statements include partnerships and a limited liability company which are managed but not controlled by the SL Green Predecessor, are as follows:


PARTNERSHIPS/LIMITED                                                SL GREEN PREDECESSOR
LIABILITY COMPANY                                 PROPERTY          PERCENTAGE OWNERSHIP         OWNERSHIP TYPE
-----------------                                 --------          --------------------         --------------
673 First Realty Company.................. 673 First Avenue                67.0%                 Co-general partner

29/35 Realty Associates, LP............... 29 West 35th Street             21.5%                 Co-general partner

470 Park South Associates, LP............. 470 Park Avenue South           65.0%                 Co-general partner

Praedium Bar Associates, LLC.............. 36 West 44th Street             10.0%(A)              Has veto rights
("Praedium Bar")                                                                                 relating to sale
                                                                                                 and financing


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

DEPRECIATION OF REAL ESTATE PROPERTIES

     Depreciation and amortization is computed on the straight-line method as follows:


 CATEGORY                                          TERM
 --------                                          ----
 Building.....................................     40 years
 Property under capital lease.................     49 years
 Building improvements........................     remaining life of the building
Tenant improvements...........................     remaining life of the lease


     Depreciation expense including the amortization of the capital lease asset amounted to $2,917, in 1996 . For the period ended August 20, 1997 depreciation expense amounted to $1,859.

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



2. EXTRAORDINARY ITEM

     Forgiveness of subordinated mortgage debt totaling $33,418 is reflected in the 1997 Combined Statement of Operation as in extraordinary gain.



3. LEASE AGREEMENTS

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


     Rent expense amounted to approximately $3,756 for each year ended December 31, 1996. For the period January 1, 1997 to August 20, 1997 rent expense amounted to approximately $2,425.

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                             (DOLLARS IN THOUSANDS)

                    NOTES TO COMBINED STATEMENTS (CONTINUED)
                                DECEMBER 31, 1996


4. RELATED PARTY TRANSACTIONS

     There are several business relationships with related parties which involve management, leasing, and construction fee revenues and maintenance expenses in the ordinary course of business. Transactions include the following:


                                           JANUARY 1, TO     YEAR ENDED
                                             AUGUST 20,     DECEMBER 31,
                                               1997             1996
                                              ------            ----
          Management expenses .........       $  448            $622
          Leasing commission expenses..          295             218
          Construction fees ...........        1,796             185
          Maintenance expenses ........          186             227


5. BENEFIT PLAN

     The building employees of the individual partnerships are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $42 in 1996 and $38 for the period January 1 to August 20, 1997. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.



6. CONTINGENCIES

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

7. ENVIRONMENTAL MATTERS

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

                              SL GREEN REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


            COLUMN A                    COLUMN B                     COLUMN C                                COLUMN D
            --------                    --------                     --------                                --------
                                                                   INITIAL COST                  COST CAPITALIZED SUBSEQUENT TO
                                                                   ------------                  -------------------------------
                                                                                                           ACQUISITION
                                                                                                           -----------


                                                                              BUILDING AND                             BUILDING AND
        DESCRIPTION (1)                   ENCUMBRANCE           LAND          IMPROVEMENTS              LAND           IMPROVEMENTS
        ---------------                   -----------           ----          ------------              ----           ------------
70 West 36th St. (2)                                --         $1,517               $7,700               $13                 $7,499
1414 Avenue of the Americas (2)
                                                    --          2,948                6,790                60                  1,382
673 First Avenue                               $16,452
                                          (1 mortgage)              0               43,618                --                     85
29 West 35th Street                              2,903
                                          (1 mortgage)            339                5,682                --                    366
470 Park Avenue  South                          10,507
                                          (1 mortgage)          3,750               30,718                 1                    762
36 West 44th Street (2)                             --          3,259               13,330             1,028                  1,466
1372 Broadway                                       --         10,478               41,912                66                  3,407
1140 Avenue of   the Americas
                                                    --          4,207               16,828                54                    836
50 West 23rd Street                             21,000
                                          (1 mortgage)          7,217               28,866                43                    461
17 Battery Place                                    --         11,686               46,744                20                  7,392
110 East 42nd Street                                --          6,000               24,070                26                  1,271
633 Third Avenue (3)                                --          2,171                8,682             (200)                    (1)
1466 Broadway                                       --         11,643               53,608                --                    348
420 Lexington Ave                                   --             --               83,272                --                  1,152
321 West 44th Street                                --          3,404               14,355                --                    254
440 Ninth Avenue                                    --          6,326               25,172                --                    476
711 Third Avenue                                    --         19,843               40,342                --                    959
1412 Broadway (3)                                   --         16,221               64,886                 3                    248
                                               -------       --------             --------            ------                -------
                                               $50,862       $111,009             $556,575            $1,114                $28,363
                                               =======       ========             ========            ======                =======


            COLUMN A                                        COLUMN E                              COLUMN F            COLUMN G
            --------                                        --------                              --------            --------
                                        GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                                        ------------------------------------------------




                                                            BUILDING AND                             ACCUMULATED           DATE OF
        DESCRIPTION (1)                        LAND         IMPROVEMENTS           TOTAL            DEPRECIATION        CONSTRUCTION
        ---------------                        ----         ------------           -----            ------------        ------------
70 West 36th St. (2)                         $1,530              $15,199           $16,729                $6,716
1414 Avenue of the Americas (2)
                                              3,008                8,172            11,180                   608
673 First Avenue
                                                 --               43,703            43,703                 9,989
29 West 35th Street
                                                339                6,048             6,387                   756
470 Park Avenue  South
                                              3,751               31,480            35,231                 8,367
36 West 44th Street (2)                       4,287               14,796            19,083                   889
1372 Broadway                                10,544               45,319            55,863                 1,616
1140 Avenue of   the Americas
                                              4,261               17,664            21,925                   597
50 West 23rd Street
                                              7,260               29,327            36,587                 1,000
17 Battery Place                             11,706               54,136            65,842                 1,215
110 East 42nd Street                          6,026               25,341            31,367                   857
633 Third Avenue (3)                          1,971                8,681            10,652                   207
1466 Broadway                                11,643               53,956            65,599                 1,056
420 Lexington Ave                                --               84,424            84,424                 1,624
321 West 44th Street                          3,404               14,609            18,013                   270
440 Ninth Avenue                              6,326               25,648            31,974                   374
711 Third Avenue                             19,843               41,301            61,144                   601
1412 Broadway (3)                            16,224               65,134            81,358                   611
                                           --------             --------          --------               -------
                                           $112,123             $584,938          $697,061               $37,353
                                           ========             ========          ========               =======


            COLUMN A                      COLUMN H             COLUMN I
            --------                      --------             --------





                                                             LIFE ON WHICH
                                            DATE            DEPRECIATION IS
        DESCRIPTION (1)                   ACQUIRED             COMPUTED
        ---------------                   --------             --------
70 West 36th St. (2)                      12/19/84             Various
1414 Avenue of the Americas (2)
                                           6/18/96             Various
673 First Avenue
                                           8/20/97             Various
29 West 35th Street
                                           8/20/97             Various
470 Park Avenue  South
                                           8/20/97             Various
36 West 44th Street (2)                    8/20/97             Various
1372 Broadway                              8/20/97             Various
1140 Avenue of   the Americas
                                           8/20/97             Various
50 West 23rd Street
                                           8/20/97             Various
17 Battery Place                          12/19/97             Various
110 East 42nd Street                       9/15/97             Various
633 Third Avenue (3)                      12/30/97             Various
1466 Broadway                              3/18/98             Various
420 Lexington Ave                          3/18/98             Various
321 West 44th Street                       3/31/98             Various
440 Ninth Avenue                            6/1/98             Various
711 Third Avenue                           5/20/98             Various
1412 Broadway (3)                          8/14/98             Various


-------------------

(1)  All properties located in New York, New York

(2) Mortgage loan totaling $36 million encumbers 1414 Avenue of Americas, 36 West 44th Street and 70 West 36th Street

(3) Mortgage loan totaling $51.5 million encumbers 1412 Broadway and 633 Third Avenue

     The changes in real estate for the three years ended December 31, 1998 are as follows:


                                       1998      1997     1996
                                     --------  --------  -------
Balance at beginning of year ......  $338,818  $ 26,284  $15,559
Property Acquisitions and Formation
  Transactions ....................   339,072   306,752       --
Improvements ......................    19,171     5,782   10,725
                                     --------  --------  -------
Balance at end of year ............  $697,061  $338,818  $26,284
                                     ========  ========  =======


     The aggregate cost of land, buildings and improvements for Federal income tax purposes at December 31, 1998 was approximately $650,493.

     The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 1998 are as follows:


                                1998     1997    1996
                              -------  -------  ------
Balance at beginning of year  $23,800  $ 5,721  $5,025
Formation Transactions .....       --   14,073      --
Depreciation for year ......   13,555    4,006     696
                              -------  -------  ------
Balance at end of year .....  $37,355  $23,800  $5,721
                              =======  =======  ======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and exchange Act of 1934, as amended, prior to April 30, 1999 (the "1999 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

     The information set forth under the captions "Executive and Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements


SL GREEN REALTY CORP
 Consolidated Balance Sheets as of December 31, 1998 and 1997 ............................................................32
 Consolidated Statements of Income  for the year ended December 31, 1998 and the period August 21,
   1997 (Inception) to December 31, 1997..................................................................................34
 Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and the period
   August 21, 1997 (Inception) to December 31, 1997 ......................................................................35
 Consolidated Statements of Cash Flows for the year ended December 31, 1998 and the period August 21, 1997
   (Inception) to December 31, 1997 ......................................................................................37
 Notes to Consolidated Financial Statements ..............................................................................39


THE SL GREEN PREDECESSOR
 Combined Statements of Operations for the period January 1, 1997 to
   August 20, 1997 and the year ended December 31, 1996 ..................................................................34
 Combined Statements of Owners' Equity (Deficit) for the period
   January 1, 1997 to August 20, 1997 and the Year ended
   December 31, 1996......................................................................................................36


 Combined Statements of Cash Flows for the period January 1, 1997 to August 20, 1997 and the years ended December 31, 1996 ..............................................................37
 Notes to the Combined Financial Statements ..............................................................................39

UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS

 Combined Statements of Operations for the period January 1, 1997 to

   August 20, 1997 and the year ended December 31, 1996 ..................................................................58
 Combined Statements of Owners' Deficit for the Period January 1,
   1997 to August 20, 1997 and the year ended December 31, 1996 ..........................................................59
 Combined Statements of Cash Flows for the period January 1, 1997 to
   August 20, 1997 and the year ended December 31, 1996 ..................................................................60
 Notes to Combined Financial Statements ..................................................................................62

 (a)(2) Financial Statement Schedule

 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998..........................................67


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

(b)  Report on Form 8-K

     The following reports on Form 8-K were filed during the quarter ended December 31, 1998.

1.   Form 8-K/A dated August 14, 1998, Items 2 and 7
2.   Form 8-K dated November 11, 1998, Item 5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SL GREEN REALTY CORP.





Dated: March 15, 1999                        By:
                                                -----------------------
                                                David J. Nettina
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                 Title                                  Date
----------                 -----                                  ----


-------------------------  Chairman of the Board of Directors     March 15, 1999
Stephen L. Green            Chief Executive Officer



-------------------------  President and Chief Operating Officer  March 15, 1999
David J. Nettina            (Principal Executive Officer)

-------------------------  Executive Vice President and           March 15, 1999
Ann Iseley                  Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)

------------------------   Executive Vice President,              March 15, 1999
Benjamin P. Feldman         General Counsel, Secretary
                            and Director

------------------------   Director                               March 15, 1999
John H. Alschuler, Jr.


-------------------------  Director                               March 15, 1999
Edwin Thomas Burton, III


-------------------------  Director                               March 15, 1999
John S. Levy