Form 10-Q
period 1999-03-31
SL GREEN REALTY CORP
filed 1999-05-14
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| N0 |_|.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,191,826 at May 12, 1999.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

     Condensed Consolidated Balance Sheets as of March 31, 1999
(unaudited) and December 31, 1998..............................................3

      Condensed Consolidated Statements of Income for the three months ended March 31, 1999 and 1998 (unaudited)......................................5

      Condensed Consolidated Statement of Stockholders' Equity for the
three months ended March 31, 1999 (unaudited)..................................6

      Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)...............................7

      Notes to Condensed Consolidated Financial Statements
(unaudited)....................................................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................12

ITEM 3.  MARKET RISK AND RISK MANAGEMENT POLICIES.............................18

PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS ...................................................19

ITEM 2   CHANGES IN SECURITIES ...............................................19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................19

Signatures....................................................................20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1999         1998
                                                       -----------  ------------
                                                       (Unaudited)

Assets
Commercial real estate properties, at cost:
Land and land interests ...............................  $ 128,016   $ 112,123
Buildings and improvements ............................    566,633     492,568
Building leasehold ....................................    107,561      80,162
Property under capital lease ..........................     12,208      12,208
                                                         ---------   ---------
                                                           814,418     697,061
Less accumulated depreciation .........................    (41,911)    (37,355)
                                                         ---------   ---------
                                                           772,507     659,706
Cash and cash equivalents .............................     21,411       6,236
Restricted cash .......................................     23,863      18,635
Receivables net of allowance of $597 and $100 in 1999
  and 1998, respectively ..............................      5,847       3,951
Related party receivables .............................        362         182
Deferred rents receivable net of provision for doubtful
  accounts of $3,101 and $2,369 in 1999 and 1998,
  respectively ........................................     25,940      20,891
Investment in and advances to Service Corporations ....      9,249      10,694
Mortgage loans receivable .............................     26,401      26,401
Deferred costs, net ...................................     22,108      15,282
Other assets ..........................................     12,619      15,755
                                                         ---------   ---------
Total assets ..........................................  $ 920,307   $ 777,733
                                                         =========   =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except per share data)

                                                         March 31,  December 31,
                                                           1999        1998
                                                        ----------- ------------
                                                        (Unaudited)

Liabilities and Stockholders' Equity
Mortgage notes payable ................................. $  94,278  $  50,862
Revolving credit facility ..............................   112,800     23,800
Secured bridge facilities ..............................    87,500     87,500
Accrued interest payable ...............................     1,711        494
Accounts payable and accrued expenses ..................     9,428      5,588
Capitalized lease obligations ..........................    14,808     14,741
Deferred land lease payable ............................    10,388      9,947
Dividend and distributions payable .....................    11,670     11,585
Security deposits ......................................    17,805     16,949
                                                         ---------  ---------
Total liabilities ......................................   360,388    221,466
                                                         ---------  ---------

Minority interests .....................................    44,949     41,491

Commitments, contingencies and other matters ...........

8% Preferred Income Equity Redeemable Shares (SM) $0.01
par value $25.00 mandatory liquidation preference,
25,000 authorized, 4,600 outstanding in 1999 and 1998 ..   110,049    109,950

Stockholders' Equity
Common stock, $.01 par value 100,000 shares
authorized, 24,192 and 23,952 issued and outstanding
in 1999 and 1998, respectively .........................       242        240
Additional paid - in capital ...........................   422,128    416,939
Deferred compensation plans ............................    (8,160)    (3,266)
Officers' loans ........................................      (478)      (528)
Distributions in excess of earnings ....................    (8,811)    (8,559)
                                                         ---------  ---------
Total stockholders' equity .............................   404,921    404,826
                                                         ---------  ---------
Total liabilities and stockholders' equity ............. $ 920,307  $ 777,733
                                                         =========  =========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                  (Dollars in thousands, except per share data)

                                                            Three Months ended
                                                                 March 31,
                                                            1999         1998
                                                          --------     --------
Revenues
Rental revenue .......................................    $ 41,244     $ 19,428
Escalations and reimbursements revenues ..............       4,932        2,128
Investment income ....................................         837          637
Other income .........................................         466            4
                                                          --------     --------
Total revenues .......................................      47,479       22,197
Equity in net income from Service
    Corporations .....................................         211           42

Expenses
Operating expenses including $756 (1999) and
    $36 (1998) to affiliates .........................      12,037        5,664
Ground rent ..........................................       3,207        1,188
Interest .............................................       5,238        3,494
Depreciation and amortization ........................       5,438        2,693
Real estate taxes ....................................       7,083        3,283
Marketing, general and administrative ................       2,645        1,038
                                                          --------     --------

Total expenses .......................................      35,648       17,360
                                                          --------     --------
Income before minority interests and preferred
    stock dividends ..................................      12,042        4,879
Minority interests ...................................      (1,429)        (790)
                                                          --------     --------
Net income before preferred stock dividends ..........      10,613        4,089
Preferred stock dividends ............................      (2,300)          --
Preferred stock accretion ............................         (99)          --
                                                          --------     --------
Net income available to common
    shareholders .....................................    $  8,214     $  4,089
                                                          ========     ========
Per share data:
Net income per common share (basic and diluted .......    $   0.34     $   0.33
                                                          ========     ========
Dividends declared per common share ..................    $   0.35     $   0.35
                                                          ========     ========
Basic weighted average common shares
    outstanding ......................................      24,192       12,292
                                                          ========     ========
Diluted weighted average common shares and common
    share equivalents outstanding ....................      24,236       12,404
                                                          ========     ========

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Additional             Deferred    Distributions
                                                  Common     Paid-   Officers' Compensation  in Excess of
                                                  Stock   In Capital  Loans        Plan        Earnings     Total
                                                 -------- ----------  ------    -----------  ------------ ---------

Balance at December 31, 1998 ....................  $240    $416,939    $(528)     $(3,266)     $ (8,559)  $ 404,826
Net income ......................................    --          --       --           --        10,613      10,613
Preferred dividend and accretion ................    --          --       --           --        (2,399)     (2,399)
Amortization of deferred compensation
and officers' loan ..............................    --          --       50          297            --         347
Deferred compensation plan ......................     2       5,189       --       (5,191)           --          --
Cash distributions declared ($0.35
per common share) ...............................    --          --       --           --        (8,466)     (8,466)
                                                   ----    --------    -----      -------      --------   ---------
Balance at March 31, 1999 .......................  $242    $422,128    $(478)     $(8,160)     $ (8,811)  $ 404,921
                                                   ====    ========    =====      =======      ========   =========

   The accompanying notes are an integral part to these financial statements

                              SL Green Realty Corp.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Three Months ended March 31,
                                                                           1999        1998
                                                                         --------   ----------

Operating Activities:
Net income ............................................................  $ 10,613   $   4,089
Adjustments:  To reconcile net income with net cash provided by operating activities:
  Minority interests ..................................................     1,429         790
  Depreciation and Amortization .......................................     5,438       2,693
  Equity in net income from Service Corporations ......................      (211)        (42)
  Deferred rents receivable ...........................................    (5,865)     (1,128)
  Provision for straight-line credit loss .............................       816          --
  Provision for bad debts .............................................       223          --
  Amortization of officer loans and deferred compensation .............       347          --
Changes in operating assets and liabilities:
  Restricted cash .....................................................     1,077        (853)
  Receivables .........................................................    (2,119)     (2,644)
  Related party receivables ...........................................      (180)         --
  Deferred costs ......................................................    (4,694)       (691)
  Other assets ........................................................     4,545        (882)
  Accounts payable, accrued expenses and other liabilities ............     1,054       8,239
  Deferred land lease payable .........................................       441         292
                                                                         --------   ---------
   Net cash provided by operating activities ..........................    12,914       9,863
                                                                         --------   ---------
Investing Activities:
  Additions to land, buildings and improvements .......................   (72,330)   (168,884)
  Investment in and advances to Service Corporations ..................     1,655          --
                                                                         --------   ---------
  Net cash used in investing activities ...............................   (70,675)   (168,884)
                                                                         --------   ---------
Financing Activities:
  Proceeds from acquisition facility ..................................        --     239,960
  Payments of mortgage notes payable and  loans .......................    (1,584)       (480)
  Payment of senior revolving credit facility .........................    (9,500)    (76,000)
  Proceeds from senior revolving credit facility ......................    98,500          --
  Deferred loan costs .................................................    (3,014)     (1,541)
  Cash dividends and distributions paid ...............................   (11,533)     (5,136)
  Capital lease .......................................................        67          61
                                                                         --------   ---------
  Net cash provided by financing  activities ..........................    72,936     156,864
                                                                         --------   ---------
  Net increase (decrease) in cash and cash equivalents ................    15,175      (2,157)
  Cash and cash equivalents at beginning of  period ...................     6,236      12,782
                                                                         --------   ---------
  Cash and cash equivalents at end of period ..........................  $ 21,411   $  10,625
                                                                         ========   =========
Supplemental disclosure of cash flow information:

Cash paid for interest: ...............................................  $  4,021   $   3,030
                                                                         ========   =========

Supplemental disclosure of non-cash investing and financing activities:

Assumption of mortgage note payable in connection with joint
    venture acquisition ...............................................  $ 45,000          --
                                                                         ========
Acquired Assets .......................................................  $  7,714          --
                                                                         ========
Assumed Liabilities ...................................................  $  4,861          --
                                                                         ========
Issuance of common shares as deferred officer compensation ............  $  5,190          --
                                                                         ========

   The accompanying notes are an integral part of these financial statements.

                              SL Green Realty Corp.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

1. Organization and Basis of Presentation

      SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

      Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors hold, in the aggregate, a 9.2% limited partnership interest in the Operating Partnership.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All significant intercompany balances and transactions have been eliminated.

Reclassification

      Certain 1998 balances have been reclassified to conform with 1999 presentation.

Basis of Quarterly Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 1999 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's 1998 annual report on Form 10-K for the year ended December 31, 1998.

Service Corporations

      In order to maintain the Company's qualification as a REIT while realizing income from management leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company will not own a 100% interest are conducted through three unconsolidated companies (the "Service Corporations"). The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow (if any) from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

      All of the management and leasing with respect to the properties contributed and acquired by the Company is conducted through the Management LLC which is owned 100% by the Operating Partnership.

Partnership Agreement

      In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company (95% of taxable income) to avoid any federal income or excise tax at the Company level as a consequence of a sale of SL Green property. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO may not, until August 20, 1999 (two years from the IPO date), transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

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

Minority Interests

      The minority interests captioned in the statement of operations represent the 9.2% continuing investors interest in the Operating Partnership and a 35% minority interest in the operating results of 555 West 57th Street (the "BMW Building") and the related property level mortgage debt. The Company's operating results for the three months ended March 31, 1999 are presented as if the BMW Building were wholly-owned.

2. Property Acquisitions

      During January 1999 the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

      During January 1999 the Company acquired a 65% interest in the BMW Building for approximately $66.7 million (including an acquired controlling 65% interest in existing mortgage debt totaling $45 million). The 941,000 square foot property was approximately 100% leased as of the acquisition date. The assets, liabilities and operating results of the property are included in the consolidated financial statements.

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 1999 and 1998 as though each acquisition since January 1, 1998 was completed at the beginning of such period. The pro forma results are based upon the Company's May public offerings.

                                                                  1999      1998
                                                                  ----      ----

      Total revenues ........................................  $47,479   $42,917

      Pro forma net income ..................................  $ 8,214   $ 5,936
      Pro forma earnings per common share (basic and diluted)  $  0.34   $  0.25
      Per common share - basic ..............................   24,192    23,792
      Per common and common equivalent share - diluted ......   24,236    23,904

3. Mortgage Recording Tax - Hypothecated Loans

      The Operating Partnership mortgage tax credit loans totaled approximately $118.8 million from Lehman Brothers Holdings, Inc. ("LBHI") at March 31, 1999. These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 711 Third Avenue. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by LBHI to service the loans which interest rate commensurate with that of the portfolio of six month US Treasury securities, which mature on May 18, 1999. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented o a net basis in the consolidated balance sheet at March 31, 1999. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings. In connection with anticipated acquisitions and related financings, the Company expects to utilize all remaining mortgage tax credits by June 30, 1999. Once fully utilized, the mortgage tax credit program reduced the Company's mortgage recording fee by approximately $5.6 million since 1997 which would have otherwise been paid to close various acquisition financings.

4. Income Taxes

      The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal Income Tax. The preferred stock subsidiaries are C-Corporations and may be subject to federal, state and local income taxes.

5. Net Income Per Common Share

      Net income per common share-basic is computed with the weighted average number of common shares and common stock equivalent shares outstanding during the period. To arrive at the diluted per common share, the common stock equivalents resulted in increasing the number of shares outstanding which represents the common stock equivalents for options computed in accordance with the treasury stock method.

6. Commitments and Contingencies

      The Company and the Operating Partnership are not presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against them or their properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by the Company and the Operating Partnership related to routine litigation will not materially affect the financial position, operating results or liquidity of the Company and the Operating Partnership.

      On March 12, 1999, the Company entered into an agreement with Reckson Associates Realty Corp. to purchase four office properties totaling 675,000 square feet for approximately $84.5 million and expects to finance these acquisitions through two financing commitments (see note 9). The Company expects to complete the acquisition prior to June 1999.

7. Related Party Transactions

      There are business relationships with related parties which involve maintenance and security expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $756 and $36 for the three month period ended March 31, 1999 and 1998, respectively.

8. Segment Information

      The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan, New York and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

      The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance, utility costs and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. Additionally, the Company has no tenant with rental revenue greater than 4% of the Company's annual revenues, the reporting threshold for which is 10%.

9. Subsequent Events

      During April 1999 the Company closed on fixed-rate mortgage financings totaling $103 million with maturities of 7 years ($51 million) and 10 years ($52 million). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87.5 million in secured floating-rate bridge financings and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility. The Company will record a $0.7 million extraordinary loss during the quarter ended June 30, 1999 for the early extinguishment of debt related to unamortized origination fees and transaction costs associated with these secured bridge loans.

      The Company has received commitments for loans totaling $117.7 million. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate. The loan was closed in escrow during April without a draw of funds. Funding is expected to occur with the acquisition of the four office properties from Reckson Associates Realty Corp. (see note 6). The second loan will be a $52.7 million one-year floating rate acquisition facility, secured by the acquired assets and will bear interest at 150 basis points over LIBOR and will be funded upon the closing of the acquisition.

      On April 12, 1999 the Company announced that it had originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot office building located at 521 Fifth Avenue in the Grand Central District of New York City. The second mortgage loan has a term of six months which may be extended for an additional three months. Subsequently, Goldman Sachs Mortgage Company purchased a 50% participation in the mortgage for $10 million. The Company will manage the mortgage investment asset. Average yield over six months is expected to be 16%.

      In connection with the acquisition of 17 Battery Place, the Company loaned $15.5 million to the co-tenant. The mortgage receivable has an interest at 12% and was due March 31, 1999 and is secured by a first mortgage on the mortgagor's condominium interest in the property. The borrower did not make the scheduled payment on March 31, 1999 and the loan is now in default. The Company has begun collection proceedings and expects to collect the principal in full in addition to collecting all accrued interest. All interest due on the loan through March 31, 1999 was received by the Company.

      On May 13, 1999 The Company announced that it has acquired a $20 million preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas, a prime New York office tower located at 56th Street and Avenue of the Americas in midtown Manhattan. The venture is entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. It also has the right to obtain fee title to the property after a prescribed period of time. The Company has also been reappointed manager of the property.

      The investment entitles the Company to receive a yield in excess of 12% preferentially on a current basis. In addition to receiving its preferred return, the Company will participate in the value it creates through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company may obtain 100% of the venture through exercise of a right of first offer. The investment was financed from borrowings on the Company's Credit Facility.

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

      The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in the Company's 1998 annual report on Form 10-K.

Financial Condition

      Commercial real estate properties before accumulated depreciation increased approximately $117.3 million to $814.4 million at March 31, 1999 compared to $697.1 million December 31, 1998 primarily as a result of the purchase and consolidation of a 65% controlling interest in 555 West 57th Street ($79.5 million) (the "BMW Building"), an operating leasehold position at 420 Lexington Avenue ($27.3 million) and property redevelopment, including tenant improvements ($10.5 million). These acquisitions were funded through the Company's revolving credit facility (the "Credit Facility"). Cash and cash equivalents increased $15.2 million to $21.4 million at March 31, 1999 compared to $6.2 million at December 31, 1998 in anticipation of originating a $20 million second mortgage bridge loan financing which was closed on April 5, 1999.

      Total liabilities increased $138.9 million to $360.4 million at March 31, 1999 compared to $221.5 million at December 31, 1998 primarily due to (i) a $43.7 million increase in mortgage notes payable from the consolidation of the mortgage at the BMW Building ($45 million) partially offset by principal amortization, (ii) an $89 million increase in the revolving credit facility to finance 420 Lexington Avenue ($27.3 million), cash portion of BMW Building ($38.1 million), the second mortgage secured by 521 Fifth Avenue ($20 million), general working capital needs ($3.6 million) and (iii) $6.2 million in other liabilities.

Results of Operations

      Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998. Since March 31, 1998, the following transactions have occurred that have a material impact on the comparison of the 1999 and 1998 results: (i) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998) and 321 West 44th Street (acquired March 1998) 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included in the 1999 results and were not included, or included for only a portion of, the 1998 results and (ii) the results of 555 West 57th Street and an acquired operating lease position at 420 Lexington Avenue (both acquired January
1999) (the "1999 Acquisitions") which are not included in the 1998 results. For purposes of this discussion, the Company defines "Same Store" as the results of properties owned at January 1, 1998.

      The rental revenue for the three months ended March 31, 1999 totaled $41.2 million representing an increase of $21.8 million compared to $19.4 million for the three months ended March 31, 1998. The increase is primarily attributable to the revenue associated with the following: (i) normalization of the 1998 Acquisitions which increased rental revenue by $13.0 million, (ii) 1998 and 1999 leasing activity in the 1998 acquisitions ($3.3 million), (iii) the 1999 Acquisitions which increased rental revenue by $4.7 million and (iv) increased annualized rent from rollover tenants in the 1999 Same Store portfolio totaling $0.8 million.

      Escalation and reimbursement revenue for the three months ended March 31, 1999 totaled $4.9 million representing an increase of $2.8 million compared to $2.1 million for the three months ended March 31, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the 1998 Acquisitions which increased revenue by $2.3 million and (ii) the 1999 Acquisitions which increased revenue by $0.5 million.

      Investment income totaled $0.9 million which represents interest income from the Battery Park mortgage ($0.5 million) 636 11th Avenue mortgage ($0.2 million) and from excess cash on hand ($0.2 million).

      Operating expenses (including real estate taxes) increased $10.2 million reflecting (i) the normalization of 1998 acquisitions ($7.8 million), (ii) first-time impact of the 1999 acquisition ($2.3 million) and (iii) an increase in Same Store operating expenses ($0.1 million). The Same Store expense increase resulted from 17 Battery Place ($0.4 million) due to an increased allocation of building costs, as the Company increased occupancy and therefore increased its pro-rata share in common area charges as defined by a joint development agreement which was partially offset by decreases throughout the remainder of the Same Store portfolio.

      Ground rent for the three months ended March 31, 1999 totaled $3.2 million representing a $2.0 million increase compared to $1.2 million for the three months ended March 31, 1998. The increase is due to normalization of 420 Lexington Avenue ($1.7 million) and May 1998 acquisition of 711 Third Avenue ($0.3 million).

      Interest expense increased $1.7 million to $5.2 million for the three months ended March 31, 1999 compared to $3.5 million for the three months ended March 31, 1998 primarily due to the debt assumed in connection with the acquisition of the BMW Building ($0.8 million) and the secured bridge financings completed in the fourth quarter 1998 ($1.6 million). Compared to prior year, these increases were offset partially by the interest expense incurred in the first quarter 1998 of $0.7 million related to an acquisition facility ($240 million at March 31, 1998), which was repaid in May 1998 from equity offering proceeds.

      Depreciation and amortization for the three months ended March 31, 1999 totaled $5.4 million representing an increase of $2.7 million compared to $2.7 million for the three months ended March 31, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased depreciation by $1.7 million (ii) the 1999 Acquisitions which increased depreciation by $0.4 million,
(iii) the 1999 Same Store which increased depreciation by $0.2 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.4 million associated with fees incurred on the Company's secured bridge facilities.

      MG&A increased $1.6 million to $2.6 million for the three months ended March 31, 1999 from $1.0 million for the three months ended March 31, 1998 primarily from (i) increased headcount, commensurate with the over 100% increase in the portfolio ($0.4 million), (ii) $0.3 million from a long-term stock ownership plan to key employees, (iii) lower costs allocated to the Company's third party business ($0.4 million), (iv) increased public entity costs ($0.3 million) and (v) one-time costs incurred in conjunction with the relocation and consolidation of the Company's corporate offices ($0.2 million).

Liquidity and Capital Resources

      During December 1998, the Company closed two short-term bridge financings. The first financing was a $51.5 million bridge loan with Prudential Securities at an interest rate equal to 200 basis points over the current one-month LIBOR (6.96% at March 31, 1999). The loan had a maturity date of December 30, 1999 and was secured by the properties located at 1412 Broadway and 633 Third Avenue. The second financing was a $36 million bridge loan with Lehman Brothers at an interest rate equal to 275 basis points over the current one-month LIBOR (7.71% at March 31, 1999). The scheduled maturity date was December 15, 1999 which was secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building.

      During April 1999 the Company closed on fixed-rate mortgage financings totaling $103 million with maturities of 7 years ($51 million) and 10 years ($52 million). The weighted average interest rate on these financings is 7.78%. These mortgages replaced the aforementioned $87.5 million in secured floating-rate bridge financings and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility. The Company will record a $0.7 million extraordinary loss during the quarter ended June 30, 1999 for the early extinguishment of debt related to unamortized origination fees and transaction costs associated with these secured bridge loans.

      The Company has received commitments for loans totaling $117.7 million. These commitments have not been drawn. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate. The loan was closed in escrow during April without a draw of funds. Funding is expected to occur with the acquisition of the four office properties from Reckson Associates Realty Corp. ($84.5 million). The second loan will be a $52.7 million one-year floating rate acquisition facility, secured by these four acquired properties and will bear interest at 150 basis points over LIBOR and will be funded upon the closing of the acquisition.

      On April 12, 1999 the Company announced that it had originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot office building located at 521 Fifth Avenue in the Grand Central District of New York City. The second mortgage loan has a term of six months which may be extended for an additional three months. Goldman Sachs Mortgage Company purchased a 50% participation in the investment. SL Green will manage the mortgage investment asset. Average yield over six months is expected to be 16%.

      At March 31, 1999 fixed rate mortgage debt totaled $50.3 million with an 8.12% weighted average interest rate and floating rate mortgage debt totaled $49.3 million with an effective interest rate of 6.69%. The balance of the Company's Credit Facility at March 31, 1999 was $112.8 million with availability of $20.6 million after $6.6 million in letters of credit. The weighted average interest on the Credit Facility was 6.15% at March 31, 1999.

      At March 31, 1999 the mortgage notes, Credit Facility and secured bridge facilities represent approximately 32.4% of the Company's market capitalization based on an estimated total market capitalization (debt and equity, assuming conversion of all Operating Partnership Units) of $910.4 million (based on a common stock price of $18.81 per share, the closing price of the Company's common stock on the New York Stock Exchange on March 31, 1999). The Company's principal debt maturities are scheduled to be $1.6 million and $116.3 million for the nine months ending December 31, 1999 and the year ending December 31, 2000, respectively.

      The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

      The Company estimates that for the nine months ended December 31, 1999 and the year ending December 31, 2000, it will incur approximately $23.0 million and $5.9 million, respectively, of capital expenditures on properties currently owned. For the remainder of 1999 and for 2000, over $21.6 million and $3.8 million, respectively, of the capital investments are associated with capital investment dedicated to redevelopment costs associated with properties at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity issuances.

      On May 13, 1999 The Company announced that it has acquired a $20 million preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas, a prime New York office tower located at 56th Street and Avenue of the Americas in midtown Manhattan. The venture is entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. It also has the right to obtain fee title to the property after a prescribed period of time. The Company has also been reappointed manager of the property.

      The investment entitles the Company to receive a yield in excess of 12% preferentially on a current basis. In addition to receiving its preferred return, the Company will participate in the value it creates through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company may obtain 100% of the venture through exercise of a right of first offer. The investment was financed from borrowings on the Company's Credit Facility.

Cash Flows

      Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

      Net cash provided by operating activities increased $3.0 million to $12.9 million for the three months ended March 31, 1999 compared to $9.9 million for the three months ended March 31, 1998. Net cash used in investing activities decreased $98.2 million to $70.7 million for the three months ended March 31, 1999 compared to $168.9 for the three months ended March 31, 1998. The decrease was due primarily to the lower dollar volume of acquisitions in 1999 ($94 million) as compared to 1998 ($159 million). Net cash provided by financing activities decreased $84 million to $72.9 million for the three months ended March 31, 1999 compared to $156.9 million for the three months ended March 31, 1998. The decrease was primarily due to lower borrowing requirements due to lower volume of acquisitions. This decrease was partially off-set by the $6.4 million dividend distribution payment and $1.5 million increase from deferred loan cost payments.

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

      Funds from Operations for the three months ended March 31, 1999 and 1998 respectively, are as follows:

                                                               1999       1998
                                                             --------   -------

Income before minority interest and preferred dividends .... $ 12,042   $ 4,879
Less:
Preferred stock dividends ..................................   (2,300)       --
Minority interest in commercial property ...................     (572)       --
Add:
Depreciation and amortization ..............................    5,438     2,693
Amortization of deferred financing costs and
     depreciation of non-real estate assets ................     (569)     (241)
                                                             --------   -------
FFO......................................................... $ 14,039   $ 7,331
                                                             ========   =======

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

      Property Operating Equipment: The Company inquired regarding compliance status from all vendors providing systems identified as having potential Year 2000 compliance problems. The Company then tested each system with these vendors. The Company believes that it has identified all building operating systems (primarily elevators and fire safety systems) that contain embedded chips or use software that require Year 2000 testing. The Company received confirmation from these vendors and manufacturers that the equipment and related systems are Year 2000 compliant. In addition, the Company has since tested approximately 95% of these identified systems. During the course of this testing, the fire command station at one of the Company's properties failed due to a CPU chip which was subsequently replaced at no cost. The system was retested and found to be fully functional. The Company does not plan further testing of property operating equipment at properties currently in the portfolio.

      The Company has not assessed the compliance status of the properties anticipated to be acquired from Reckson Associates. Once acquired, the Company will access the properties for Year 2000 compliance using the same procedures performed on the current portfolio.

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

               Assessment   Remediation     Direct         Indirect           Implementation
               ----------   -----------     Testing        Testing            --------------
                                            -------        -------

Information       100%      75%complete     0% complete    100% complete      75% complete
Technology      complete    Expected        Expected       based on           Expected
                            completion      completion     representations    completion
                            6/30/99         9/30/99        received from      6/30/99
                                                           third party
                                                           vendor

Property          100%      100% complete   100%           Not applicable     100% complete
Operating       complete                    complete
Equipment
(on
currently
owned
properties)*

Third Party       100%      Not yet         Not            25% complete       50% complete on identified items
Service         complete    fully           applicable     based on           Expected
Providers                   assessed                       representations    completion
                                                           received from      9/30/99
                                                           third party
                                                           vendors

* Will change with new acquisitions on a quarterly basis.

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

ITEM 3 MARKET RISK AND RISK MANAGEMENT POLICIES

      The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not have any rate derivative instruments currently in place to manage exposure to interest rate changes on outstanding floating rate obligations. At March 31, 1999, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $2.4 million annually. Based on the April 1999 completed refinancings, the interest cost on a 100 basis point increase in interest rates would result in a $1.6 million increase in annual interest costs.

PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      None

ITEM 2   Changes in Securities

Sale of Unregistered Securities

      The Company's issuance of securities in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

      The Company issued 240,000 shares of its Common Stock in January 1999 for deferred stock-based compensation in connection with employment contracts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

      27.1 Financial Data Schedule

(b)  Reports on Form 8-K:

      1.  Form 8-K dated January 25, 1999, Items 2 and 5
      2.  Form 8-K/A dated January 25, 1999, Items 2 and 5.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SL GREEN REALTY CORP.


                                                   By: /s/ Ann Iseley
                                                       -------------------------
                                                       Ann Iseley
                                                       Executive Vice President,
                                                       Chief Financial Officer

Date:  May 14, 1999