Form 10-K405/A
period 1997-12-31
SL GREEN REALTY CORP
filed 1999-06-15
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                  420 Lexinton Avenue, New York, New York 10170
              (Address of principal executive offices - zip code)

                                 (212) 594-2700
              (Registrant's telephone number, including area code)

               70 West 36th Street, New York, New York 10018-8007
                (Former Address of Principal Executive Offices)

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

                            FORM 10-K/A REPORT INDEX

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

PART I
                                ITEM 1. BUSINESS

GENERAL

      The Company is a self-managed Real Estate Investment Trust ("REIT") within those capabilities in property management, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of SL Green. For more than 18 years, SL Green Properties has been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan. As of December 31, 1997, the Company owned interests in 12 Class B commercial properties encompassing approximately 3.3 million rentable square feet located primarily in midtown Manhattan (the "Properties"). The Company's wholly-owned interests in these properties represent fee ownership (8, including ownership in condominum units and a co-tenancy agreement at 17 Battery Place for 811,000 square feet (67% of the total square feet), holder of first mortgage (2), leasehold ownership (2). The ownership in the first mortgages provides for substantially all of the economic interest in the properties and the Company has the sole right to purchase the related fee interests and, accordingly, the Company has accounts for the investments and ownership interests in the properties. As of December 31, 1997, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 94%. In addition, the Company continues to manage 12 office properties owned by third-parties and affiliated companies encompassing approximately 3.1 million rentable square feet.

      SL Green Properties was founded in 1980 by Stephen L. Green, its Chairman, President and Chief Executive Officer. Since that time, SL Green Properties became a full service, fully integrated real estate company. Prior to the Company's Initial Public Offering (the "Offering" or "IPO") in August 1997, SL Green had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

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

      At December 31, 1997 the Operating Partnership had 14,675,595 outstanding partnership units. These outstanding units were the result of (i) 11,615,000 units issued to the Company in exchange for the net proceeds from the Company's initial public offering of 11,615,000 common shares, (ii) 2,383,284 units representing 16.2% of the total units outstanding were issued for the contribution of interests in the properties owned by SL Green Properties immediately prior to the IPO and 100% (representing 95% of the economic interest) of the non-voting common stock of the Service Corporations and (iii) the issuance of 677,311 units underlying common shares of the Company previously issued to management and a Company financial advisor. The Company's management and continuing investors own 2,974,994 units and common stock or 20.2% of the common equity.

      Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. All of the management and leasing operations with respect to the Properties and properties to be acquired by the Company, as well as leasing operations with respect to a portion of the properties not owned by the Company, is conducted through the Management L.L.C. The Operating Partnership owns a 100% interest in the Management L.L.C. The Company is the sole managing general partner of the Operating Partnership. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

      The Service Corporations. In order to maintain the Company's qualification as a REIT while realizing income from management, leasing, tenant representation and construction contracts with third parties, all of these service operations with respect to properties in which the Company will not own 100% of the interest are conducted through these Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership expects to receive substantially all of the cash flow from the Service Corporations' operations. All of the voting common stock of the Corporation's (representing 5% of the total equity) is held by the Service Corporation L.L.C. This controlling interest give the Service Corporation L.L.C. the power to elect all directors of the Service Corporation.

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

      Acquisition financing for the Helmsley Properties and property under contract was obtained through a commitment from Lehman Brothers Holdings, Inc. for a short term Senior Credit loan for up to $275 million. The Company expects to use these loan proceeds to (i) re-pay the current balance on its line of credit ($93 million at March 1, 1998), (ii) fund the closing of the announced acquisitions and (iii) provide for general corporate purposes.

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

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Senior Credit Facility"). This Senior Credit Facility which closed in March financed the Helmsley Portfolio, paid-off the outstanding balance on the Company's Credit Facility and provide on going liquidity for future acquisition and corporate needs. The term of the Senior Credit Facility is one year. The interest rate is determined by a schedule of the percent of commitment outstanding and the duration of the outstanding commitments, ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at date of borrowing). The original Credit Facility will remain committed but unused until the Senior Credit Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

Competition in its Marketplace

      All of the Properties are located in highly developed areas of Manhattan that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next six largest central business district office markets in the United States combined. Of the total inventory of 179 million rentable square feet in Manhattan, approximately 172 million rentable square feet is comprised of Class B office space and 207 million rentable square feet is comprised of Class A office space. Many tenants have been attracted to Class B properties in part because of their relatively less expensive rental rates (as compared to Class A properties) and the tightening of the Class A office market in midtown Manhattan. Consequently, an increase in vacancy rates and/or a decrease in rental rates for Class A office space would likely have an adverse effect on rental rates for Class B office space. Also, the number of competitive Class B office properties in Manhattan (some of which are newer and better located) could have a material adverse effect on the Company's ability to lease office space at its properties, and on the effective rents the Company is able to charge.

      In addition, the Company competes with other property owners that have greater resources than the Company. In particular, although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan Class B office properties, the Company may in the future compete with such other REITs. In addition, the Company may face competition from other real estate companies (including other REITs that currently invest in markets other than Manhattan) that have greater financial resources than the Company or that are willing to acquire properties in transactions which are more highly leveraged than the Company is willing to undertake. The Company also faces competition from other real estate companies that provide management leasing and construction similar to those to be provided by the Service Corporations. In addition, certain requirements for REIT qualification may in the future limit the Company's ability to increase operations conducted by the Service Corporations without jeopardizing the Company's qualifications as a REIT.

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

Liquidity and Capital Resources

      The SL Green Predecessor historically relied on mortgage financing plus the use of its capital for the acquisition, redevelopment and renovation of properties. The proceeds from the Offering as well as a new mortgage loan in the amount of $14 million with Lehman Brothers Holdings, Inc. ("LBHI"), which is secured by 50 West 23rd Street, were utilized to repay existing mortgage loans, acquire properties, pay Offering and Formation Transaction expenses and provide working capital. Total mortgage loans including the new mortgage loan amounted to $45.8 million as a result of the Formation Transactions. All mortgage loans encumbering the Properties at the time of the IPO closing had fixed interest rates ranging from 7.47% to 9.0%.

      On December 19, 1997 the Company entered into an agreement with LBHI for a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less the $140 million which is calculated by several factors including recent acquisition activity and the most recent quarterly operating income performance of certain unencumbered properties. Outstanding loans under the Credit Facility bear interest at a rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1997 the outstanding amount of indebtedness under the Credit Facility was $76 million, and the interest rate on such indebtedness was 7.265% per annum. At December 31, 1997 the Company's borrowing availability was $40 million.

      On December 30, 1997 the Company entered into a $7 million additional advance under its existing mortgage loan with LBHI which is secured by 50 West 23rd Street. The note bears interest at a rate of LIBOR plus 175 basis points (7.6875% at December 31, 1997), and can be fixed in the future at 150 basis points plus the ten year US Treasury Note rate and maturing co-terminously with the underlying mortgage note when certain income targets are met.

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

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Senior Credit Facility"). In connection with the Senior Credit Facility financing, the Credit Facility was repaid and the financial covenants related in limitations of total debt and total unsecured debt were waived. This $275 million unsecured Senior Credit Facility which closed in March financed the Helmsley Properties acquisition, paid off the outstanding balance on the Company's Credit Facility and will provide on-going liquidity for future acquisition and corporate needs. The term of the Senior Credit Facility is one year. The interest rate is determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at the date of borrowing). On March 18, 1999, the balance outstanding on the Senior Credit Facility totaled approximately $235.0 million representing the acquisition of the Helmsley Properties ($142 million) and the repayment of the Credit Facility ($93 million). The original Credit Facility will remain committed but unused until the Senior Credit Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

      The Company estimates that for the 12 months ending December 31, 1998 and 1999, it will incur approximately $6.6 million and $3.2 million, respectively, of capital expenditures on properties currently owned. In 1998, over $5.8 million of the capital investments are dedicated to redevelopment costs associated with properties purchased at or after the Company's IPO. The Company expects to fund these capital expenditures with the Senior Credit Facility, Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from its existing Credit Facility, from additional borrowings secured by one or more existing or acquired properties and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period.

      For the next several years after 1998, the Company expects that capital needs will be met through a combination of the Credit Facility, net cash provided by operations, additional property-level mortgages and additional common equity issuances or initial preferred equity issuances.

      For the next several years, the Company expects to continue making distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or additional borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from fees generated by the Service Corporations.

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

                              SL Green Realty Corp.
                   Notes to Consolidated Financial Statements
                                December 31, 1997

                             (Dollars in Thousands)

1. Organization and Basis of Presentation

Initial Public Offering and Formation Transactions

      SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green Properties"). The Operating Partnership received a contribution of interest in the real estate properties as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.

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
                                                                   ========
                                                                   $128,820
                                                                   ========

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Mortgage Recording Tax Credit Loan

      The Operating Partnership received loans totaling approximately $69.5 million from LBHI. These loans are collateralized by the mortgages encumbering the Operating Partnership's interests in 1140 Avenue of the Americas and 110 East 42nd Street. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by LBHI to service the loans which interest rate is commensurate with that of the portfolio of six month US Treasury securities. The mortgage tax crdit loans and the US Treasury securities both mature on May 15, 1998. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented on a net basis in the consolidated balance sheet at December 31, 1997. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings.

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

13. Extraordinary Items

      Forgiveness of subordinated property-level mortgage debt totaling $22,087 (net of other partners' share of $11,332 for the period January 1, 1997 to August 20, 1997) represents the restructuring of property-level debt owned or contributed at the IPO date and is reflected in the accompanying SL Green Predecessor financial statements as an extraordinary gain.

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

15. Subsequent Events

      Acquisition of 321 and Helmsley Properties.

      The Company announced in February 1998 three (3) additional properties placed under contract for purchase at a cost of approximately $176 million. The properties aggregate rentable area is approximately 1.7 million square feet. The Company closed two of these acquisitions in March 1998 and the third is expected to close during the second quarter of 1998. Acquisition financing for these properties was obtained through a commitment from Lehman Brothers Holdings, Inc. for a short term Senior Credit loan for up to $275 million. The Company expects to use these loan proceeds to (i) re-pay the current balance on its line of credit ($93 million at March 1, 1998), (ii) fund the closing of the announced acquisitions and (iii) provide for general corporate purposes. The three acquisition properties are as follows:

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

                              SL Green Realty Corp.
             Notes to Consolidated Financial Statements (Continued)
                                December 31, 1997

                             (Dollars in Thousands)

Acquisition Financing

      Subsequent to December 31, 1997, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley properties (the "Senior Credit Facility"). This Senior Credit Facility which closed in March financed the Helmsley properties, paid-off the outstanding balance on the Company's Credit Facility and provide on going liquidity for future acquisition and corporate needs. The term of the Senior Credit Facility is one year. The interest rate is determined by a schedule of the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 basis points over LIBOR to 300 basis points over LIBOR (7.3875% at date of borrowing). The original Credit Facility will remain committed but unused until the Senior Credit Facility is paid off through either permanent debt or an equity financing and the Company's financial covenant obligations are restored.

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

                          Uncombined Joint Ventures of
                              SL Green Predecessor

                             (Dollars in Thousands)

                    Notes to Combined Statements (Continued)

                                December 31, 1996

3. Extraordinary Item

      Forgiveness of subordinated property-level mortgage debt totaling $33,419 represents the restructuring of property-level debt owned or contributed at the IPO date and is reflected in the 1997 Combined Statement of Operation, as in extraordinary gain.

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

                                          SL GREEN REALTY CORP.


Dated: June 10, 1999                      By: /s/ David J. Nettina
                                              ---------------------------------
                                              David J. Nettina
                                              Chief Financial Officer

      KNOW ALL MEN BY THESE PRESENTS, that we the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Stephen L. Green, Benjamin P. Feldman and Ann Iseley, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Registration Statement filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any all amendments thereto.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                     Title                              Date
----------                     -----                              ----

/s/ Stephen L. Green*
---------------------------    Chairman of the Board,             June 10, 1999
Stephen L. Green                Chief Executive Officer and
                                President (Principal Executive
                                Officer)

/s/ David J. Nettina*
---------------------------    Executive Vice President,          June 10, 1999
David J. Nettina                Chief Operating Officer and
                                Chief Financial Officer
                                (Principal Financial Officer
                                and Principal Accounting Officer)

/s/ Benjamin P. Feldman*
---------------------------    Executive Vice President,          June 10, 1999
Benjamin P. Feldman             General Counsel, Secretary
                                and Director

/s/ John H. Alschuler, Jr.*
---------------------------    Director                           June 10, 1999
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III*
----------------------------   Director                           June 10, 1999
Edwin Thomas Burton, III

/s/ John S. Levy*
---------------------------    Director                           June 10, 1999
John S. Levy

* - By Power of Attorney