Form 10-Q/A
period 1998-09-30
SL GREEN REALTY CORP
filed 1999-06-15
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

MAY 1998 PUBLIC OFFERINGS

         On May 12, 1998 the Company completed the sale of 11.5 million shares of common stock and 4.6 million shares of 8% Preferred Income E quity Redeemable Shares with a liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353 million, net of underwriter's discount) were used principally to repay the Bridge Facility (see note 4) and acquire additional properties. The secondary offering of common stock resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.1%.

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

         The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occuring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. Hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

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

         On April 14, 1998, the Company converted its mortgage interest (subordinate to an operating leasehold position) in 36 West 44th Street into a fee interest and its mortgage interest in 35 West 43rd Street into a leasehold interest (collectively known as the Bar Building) for an additional cost of approximately $800,000.

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

3.  MORTGAGE RECORDING TAX CREDITS LOAN

         The Operating Partnership mortgage tax credit loans totaled approximately $222 million from LBHI at September 30, 1998. These laons are collateralized by the mortgages encumbering the Operating Partnership's interests in 633 Third Avenue. The loans are also collateralized by an equivalent amount of the Company's cash which is held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral is applied by LBHI to service the loans which interest rate is commensurate with that of the portfolio of six month US Treasury securities. The mortgage tax credit loans and the US Treasury securities both mature on November 18, 1999. The Operating Partnership and LBHI each have the right of offset and therefore the loans and the cash collateral have been presented on a net basis in the consolidated balance sheet at September 30, 1998. The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a $6.2 million financial savings.

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

         In anticipation of financing future acquisitions, the Company entered into an interest rate protection agreement on September 2, 1998, with Salomon Brothers for $100 million of future indebtedness. As a result of this arrangement, the Company essentially "locked into" U.S. Treasury rates in effect as of September 2, 1998, or 5.13%, for $100 million of future indebtedness. As of September 30, 1998, U.S. Treasury rates were lower than 5.13% and as a result, the then present value of future cash payments which the Company would be obligated to make on $100 million of indebtedness (at the interest rate protection agreement rate) in excess of the present value of future cash payments which the Company would be obligated to make on $100 million of debt (at the then current U.S. Treasury rate) (the "excess payment amount") was approximately $5.5 million. As of November 11, 1998, due to rising U.S. Treasury rates, the spread between the U.S. Treasury rate and the rate of the Company's interest rate protection agreement had narrowed and the excess payment amount had decreased to $2.3 million. Upon completion of those financings, the Company will recognize any market rate difference between debt financing and the Company's hedged position. It is the Company's objective to match future financings with the term of its hedged position; such gain or loss is expected to be amortized over the life of the new debt.

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

         In ancitipcation of financing future acquisitions, the Company entered into an interest rate protection agreement on September 2, 1998, with Salomon Brothers for $100 million of future indebtedness. As a result of this arrangement, the Company essentially "locked into" U.S. Treasury rates in effect as of September 2, 1998, or 5.13%, for $100 million of future indebtedness. As of September 30, 1998, U.S. Treasury rates were lower than 5.13% and as a result, the then present value of future cash payments which the Company would be obligated to make on $100 million of indebtedness (at the interest rate protection agreement rate) in excess of the present value of future cash payments which the Company would be obligated to make on $100 million of debt (at the then current U.S. Treasury rate) (the "excess payment amount") was approximately $5.5 million. As of November 11, 1998, due to rising U.S. Treasury rates, the spread between the U.S. Treasury rate and the rate of the Company's interest rate protection agreement had narrowed and the excess payment amount had decreased to $2.3 million.

         It is the Company's intention to pursue and complete financing arrangements with terms similar to those of the hedged position. Since these anticipatory hedges are designated, and effective, as hedges of identified debt issuances which have a high probability of occurring, gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. Hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

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