Form 10-Q
period 1999-06-30
SL GREEN REALTY CORP
filed 1999-08-16
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,191,826 at August 12, 1999.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.         FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                                                                                                                           PAGE
                                                                                                                           ----
         Condensed Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
           December 31, 1998 ............................................................................................    3

         Condensed  Consolidated  Statements  of  Operations  for  the  Three  and  Six  Months  Ended  June  30, 1999
           and 1998 (unaudited) .........................................................................................    5

         Condensed Consolidated Statement of Stockholders' Equity for the Six
           Months Ended June 30, 1999 (unaudited) .......................................................................    7

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (unaudited) ....    8

         Notes to Condensed Consolidated Financial Statements (unaudited)................................................    9


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................   14


ITEM 3. MARKET RISK AND RISK MANAGEMENT POLICIES ........................................................................   20

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS............................................................   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................................   21


SIGNATURES...............................................................................................................   22

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                                            June 30,      December 31,
                                                                              1999           1998
                                                                         ------------   ----------------
                                                                          (Unaudited)      (Note 1)

ASSETS
Commercial real estate properties, at cost:
Land and land interests ..............................................   $   144,044    $   112,123
Buildings and improvements ...........................................       639,970        488,914
Building leasehold ...................................................       117,421         83,816
Property under capital lease..........................................        12,208         12,208

                                                                         -----------    -----------
                                                                             913,643        697,061
Less accumulated depreciation.........................................       (47,338)       (37,355)
                                                                         -----------    -----------
                                                                             866,305        659,706

Cash and cash equivalents.............................................        10,068          6,236
Restricted cash.......................................................        26,948         18,635
Tenant receivables net of allowance of $747 and $100 in 1999 and 1998,
respectively .........................................................         4,694          3,951
Related party receivables ............................................           516            182
Deferred rents receivable net of provision for doubtful
   accounts of $4,082 and $2,369 in 1999 and 1998, respectively ......        30,787         20,891
Investment in and advances to Service Corporations ...................         4,714         10,694
Mortgage loans receivable and preferred investment ...................        40,901         26,401
Deferred costs,  net .................................................        25,297         15,282
Other assets .........................................................        21,371         15,755
                                                                         -----------    -----------
                                                                         -----------    -----------

Total assets .........................................................   $ 1,031,601    $   777,733
                                                                         -----------    -----------
                                                                         -----------    -----------



   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)



                                                                                 June 30,      December 31,
                                                                                   1999          1998
                                                                               -----------    ------------
                                                                               (Unaudited)      (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable......................................................   $   314,303    $    50,862
Revolving credit facility ..................................................        88,000         23,800
Secured bridge facilities ..................................................          --           87,500
Accrued interest payable....................................................         2,354            494
Accounts payable and accrued expenses.......................................        11,666          5,588
Capitalized lease obligations...............................................        14,876         14,741
Deferred land lease payable.................................................        10,829          9,947
Dividend and distributions payable .........................................        11,670         11,585
Security deposits...........................................................        16,847         16,949
                                                                               -----------    -----------
Total liabilities...........................................................       470,545        221,466
                                                                               -----------    -----------


Minority interests..........................................................        45,646         41,491


8% Preferred Income Equity Redeemable Stock $0.01 par value, $25.00 mandatory liquidation preference 25,000 shares authorized, 4,600 issued and
  outstanding in 1999 and 1998..............................................       110,149        109,950

Commitments, contingencies and other matters


STOCKHOLDERS' EQUITY
Common stock, $.01 par value 100,000 shares
   authorized, 24,192 and 23,952 issued and
   outstanding in 1999 and 1998, respectively ..............................           242            240
Additional paid - in capital................................................       422,128        416,939
Officers' loans ............................................................          (428)          (528)
Deferred compensation plans ................................................        (7,787)        (3,266)
Distributions in excess of earnings ........................................        (8,894)        (8,559)
                                                                               -----------    -----------
Total stockholders' equity...................................................      405,261        404,826
                                                                               -----------    -----------
Total liabilities and stockholders' equity ..................................  $ 1,031,601    $   777,733
                                                                               -----------    -----------
                                                                               -----------    -----------



   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  ------------------      ----------------
                                                 June 30,    June 30,    June 30,    June 30,
                                                  1999        1998        1999        1998
                                                --------    --------    --------    --------
REVENUES
Rental revenue, net .........................   $ 43,915    $ 28,713    $ 84,342    $ 48,730
Escalation and reimbursement revenues .......      5,080       4,022      10,012       6,150
Investment income ...........................      1,424         928       2,262       1,565
Other income ................................        390        --           855           4
                                                --------    --------    --------    --------

Total revenues ..............................     50,809      33,663      97,471      56,449
                                                --------    --------    --------    --------

Equity in income (loss) from Service
     Corporations ...........................        117         (91)        328         (49)

EXPENSES
Operating expenses (see Note 8 for
     affiliate transactions) ................     11,264       8,259      22,485      14,512
Ground rent .................................      3,183       3,536       6,390       4,724
Interest ....................................      6,711       3,877      11,949       7,371
Depreciation and amortization ...............      6,590       3,951      12,028       6,644
Real estate taxes ...........................      7,339       5,471      14,422       8,754
Marketing, general and administrative .......      2,771       1,344       5,416       2,382
                                                --------    --------    --------    --------
Total expenses ..............................     37,858      26,438      72,690      44,387
                                                --------    --------    --------    --------
Income before minority
     interest-preferred stock dividends
     and extraordinary item .................     13,068       7,134      25,109      12,013
Minority interests ..........................     (1,664)       (762)     (3,093)     (1,552)
                                                --------    --------    --------    --------
Income before extraordinary item and
     preferred stock dividends and
     accretion ..............................     11,404       6,372      22,016      10,461
EXTRAORDINARY ITEM:
     Loss on early extinguishment of debt,
     net of minority interest of ($57) and
     ($52) in 1999 and 1998, respectively....       (628)       (522)       (628)       (522)

                                                --------    --------    --------    --------
Net income ..................................     10,776       5,850      21,388       9,939

Preferred stock dividends ...................     (2,300)     (1,120)     (4,600)     (1,120)
Preferred stock accretion ...................        (99)        (71)       (198)        (71)
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------
Net income available to common
     shareholders ...........................   $  8,377    $  4,659    $ 16,590    $  8,748
                                                --------    --------    --------    --------
                                                --------    --------    --------    --------

                              SL Green Realty Corp.
          Condensed Consolidated Statements of Operations -- Continued
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)


                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                               ------------------      ----------------
                                              June 30,    June 30,   June 30,    June 30,
                                               1999         1998       1999        1998
                                             ---------   ---------  ---------   ----------
PER SHARE DATA (BASIC AND DILUTED):
Income per share before extraordinary
     item ................................   $    0.37   $   0.28   $    0.70   $     0.60
Extraordinary item per share .............       (0.02)     (0.03)      (0.02)       (0.03)
                                             ---------   ---------  ---------   ----------
                                             ---------   ---------  ---------   ----------
Net income available per common share ....   $    0.35   $   0.25   $    0.68   $     0.57
                                             ---------   ---------  ---------   ----------
                                             ---------   ---------  ---------   ----------
Basic weighted average common shares
     outstanding .........................      24,192     18,358      24,192       15,342
                                             ---------   ---------  ---------   ----------
                                             ---------   ---------  ---------   ----------
Diluted weighted average common shares and
     common share equivalents outstanding       24,260     18,420      24,248       15,434
                                             ---------   ---------  ---------   ----------
                                             ---------   ---------  ---------   ----------
Dividends declared per common share ......   $    0.35   $   0.35   $    0.70   $     0.70
                                             ---------   ---------  ---------   ----------
                                             ---------   ---------  ---------   ----------


   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)


                                                        Additional                Deferred    Distributions
                                               Common     Paid-        Officers' Compensation  in Excess of
                                               Stock    In Capital       Loans      Plans        Earnings     Total


Balance at December 31, 1998 .............   $     240   $ 416,939   $    (528)   $  (3,266)   $  (8,559)   $ 404,826
Net income ...............................          --          --          --           --       21,388       21,388
Preferred dividend and accretion
  requirement.............................          --          --          --           --       (4,798)      (4,798)
Deferred compensation plan ...............           2       5,189          --       (5,191)          --           --
Cash distributions declared ($0.70 per
  common share) ..........................          --          --          --           --      (16,925)     (16,925)
Amortization of deferred compensation plan
  and officers' loans.....................          --          --         100          670           --          770
                                                         ---------   ---------    ---------    ---------    ---------
                                                         ---------   ---------    ---------    ---------    ---------
Balance at June 30, 1999 (unaudited)......   $     242   $ 422,128   $    (428)   $  (7,787)   $  (8,894)   $ 405,261
                                                         ---------   ---------    ---------    ---------    ---------
                                                         ---------   ---------    ---------    ---------    ---------

   The accompanying notes are an integral part to these financial statements.

                              SL Green Realty Corp.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                SIX MONTHS ENDED
                                                                                ----------------
                                                                        June 30, 1999  June 30, 1998
                                                                        -------------  -------------
OPERATING ACTIVITIES:
Net income ............................................................   $  21,388        $   9,939
                                                                          ---------        ---------
Adjustments:  To reconcile net income with net cash provided by operating activities:...............................................
  Minority interests ..................................................       3,093            1,500
  Depreciation and Amortization........................................      11,817            6,644
  Equity in net (income) loss from Service Corporations................        (328)              49
  Deferred rents receivable............................................     (11,769)          (4,109)
  Provision for deferred rents and bad debts ..........................       2,131              974
  Extraordinary loss ..................................................         628              574
  Amortization of Officers' loans and deferred compensation............         770               33
  Changes in operating assets and liabilities:

  Restricted cash......................................................      (2,008)          (7,749)
  Receivables..........................................................      (1,116)          (2,821)
  Related party receivables............................................        (334)            (749)
  Deferred costs.......................................................      (7,097)          (1,939)
  Other assets.........................................................      (4,201)            (580)
  Accounts payable and accrued expenses................................       2,976            9,335
  Deferred land lease payable..........................................         882              584
                                                                          ---------        ---------
   Net cash provided by operating activities...........................      16,832           11,685
                                                                          ---------        ---------

INVESTING ACTIVITIES:
  Additions to land, building leasehold, buildings and improvements....    (171,554)        (244,964)
  Advances from Service Corporations ..................................       6,308               --
  Mortgage loan receivable, net .......................................     (14,500)          (6,269)
                                                                          ---------        ---------
  Net cash used in investing activities ...............................    (179,746)        (251,233)
                                                                          ---------        ---------

FINANCING ACTIVITIES:
  Payments of mortgage notes payable and loans.........................      (2,109)            (960)
  Proceeds from mortgage notes payable ................................     220,550               --
  Net proceeds from sale of common shares .............................          --          243,110
  Net proceeds from sale of 8% preferred shares .......................          --          110,400
  Payment of revolving credit facility ................................     (39,300)         (93,000)
  Proceeds from revolving credit facility .............................     103,500           17,000
  Payments on secured bridge facilities ...............................     (87,500)              --
  Proceeds from acquisition facility ..................................          --          239,960
  Repayment of acquisition facility ...................................          --         (239,960)
  Deferred loan costs .................................................      (5,380)          (1,156)
  Cash dividends and distributions paid on common stock................     (23,150)         (10,273)
  Capital lease .......................................................         135              123
                                                                          ---------        ---------
  Net cash provided by financing activities............................     166,746          265,244

                                                                          ---------        ---------

  Net increase in cash and cash equivalents............................       3,832           25,696


  Cash and cash equivalents at beginning of period ....................       6,236           12,782
                                                                          ---------        ---------
                                                                          ---------        ---------
  Cash and cash equivalents at end of period ..........................   $  10,068        $  38,478
                                                                          ---------        ---------
                                                                          ---------        ---------
Supplemental disclosure of cash flow information:

Cash paid for interest: ...............................................   $  10,089        $   7,560
                                                                          ---------        ---------
                                                                          ---------        ---------
Supplemental disclosure of non-cash investing and financing activities:

Assumption of mortgage note payable in connection with joint venture
  acquisition .........................................................   $  45,500
                                                                          ---------
                                                                          ---------
Acquired Assets .......................................................   $   7,714
                                                                          ---------
                                                                          ---------
Assumed Liabilities ...................................................   $   4,861
                                                                          ---------
                                                                          ---------
Issuance of common shares as deferred officer compensation.............   $   5,190
                                                                          ---------
                                                                          ---------

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                  JUNE 30, 1999

1.  ORGANIZATION AND BASIS OF PRESENTATION


         SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporations"). The Company believes it qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended; and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of federal income taxes at the corporate level.


         Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors held, in the aggregate, a 9.2% limited partnership interest in the Operating Partnership.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. All significant intercompany balances and transactions have been eliminated.

RECLASSIFICATION

         Certain 1998 balances have been reclassified to conform with the 1999 presentation.

EXTRAORDINARY ITEMS

         As a result of the Company's April 1999 refinancing activities (see note 4), the Company repaid the secured bridge facilities prior to the scheduled maturity dates. The Company's early extinguishment of the secured bridge facilities resulted in the write-off of unamortized deferred financing costs totaling approximately $685 which has been classified as an extraordinary loss during the quarter ended June 30, 1999.

         As a result of the Company's May 1998 equity offerings, on May 18, 1998 the Company repaid the acquisition facility prior to its scheduled maturity date on March 18, 1999. The Company's early extinguishment of the acquisition facility resulted in the write-off of unamortized deferred financing costs totaling approximately $574 which has been classified as an extraordinary loss during the quarter ended June 30, 1998.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                  JUNE 30, 1999

BASIS OF QUARTERLY PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 1999 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

         The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

SERVICE CORPORATIONS

         In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company does not own a 100% interest are conducted through three unconsolidated companies (the "Service Corporations"). The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow (if any) from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Company accounts for its investment in the Service Corporations on the equity basis of accounting on the basis that it has significant influence with respect to management and operations.

         All of the management and leasing with respect to the properties owned by the Company are conducted through the Management LLC which is owned 100% by the Operating Partnership.

PARTNERSHIP AGREEMENT

         In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company (95% of taxable income) to avoid any federal income or excise tax at the Partner level. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership interest for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO may not, until August 20, 1999 (two years from the IPO date), transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

RECENTLY ISSUED PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The FASB issued Statement No. 137 which extended the effective date of this statement to June 15, 2000 and, therefore, the Company will adopt the new statement effective January 1, 2001.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                  JUNE 30, 1999


MINORITY INTERESTS

         The minority interests captioned in the statement of operations represent the 9.2% continuing investors interest in the Operating Partnership and a 35% minority interest in 555 West 57th Street (the "BMW Building").
The Company's operating results for the six months ended June 30, 1999 are presented as if the BMW Building were wholly-owned.

         All of the management and leasing with respect to the properties contributed and acquired by the Company is conducted through the Management LLC which is owned 100% by the Operating Partnership.

2.  PROPERTY ACQUISITIONS

         During May, 1999 the Company acquired four Manhattan properties located at 90 Broad Street, 286, 290 and 292 Madison Avenue (the "Tower Properties") for $84.5 million. The properties total 675,000 square feet and were approximately 89% leased as of the acquisition date.

         During January, 1999 the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

         During January, 1999 the Company acquired a 65% controlling interest in the BMW Building for approximately $66.7 million (including 65% interest in the previously existing third-party mortgage debt totaling $45 million). The 941,000 square foot property was approximately 100% leased as of the acquisition date. The assets, liabilities and operating results of the property are included in the consolidated financial statements.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1999 and 1998 as though each acquisition since January 1, 1998 and the May 1998 public offerings were completed at January 1, 1998.


                                                                  1999      1998
                                                                  ----      ----
             Total revenues ..................................   $103,660   $94,987
             Pro forma income before extraordinary items......   $ 17,127   $12,458
             Pro forma net income ............................   $ 16,499   $11,936
             Pro forma earnings per share (basic and diluted).   $   0.68   $  0.50


3.  MORTGAGE LOANS RECEIVABLE AND PREFERRED INVESTMENT

         During April 1999, the Company originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot Manhattan office building located at 521 Fifth Avenue. The second mortgage loan has a term of six months with an expected yield of 16% which may be extended for an additional three months. Goldman Sachs Mortgage Company purchased a 50% participation in the investment.

         During May, 1999 the Company acquired a $20 million preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas. The venture is entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. It also has the right to obtain fee title to the property after a prescribed period of time. The Company has also been reappointed manager of the property. The investment entitles the Company to receive an initial yield in of 12%

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                  JUNE 30, 1999


preferentially on a current basis. In addition to receiving its preferred return, the Company may participate in the value it creates through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company may obtain 100% of the venture through exercise of a right of first offer.


4.  MORTGAGE NOTES PAYABLE AND SECURED BRIDGE FACILITIES

         During April, 1999 the Company closed on fixed-rate mortgage financings totaling $102.8 million with maturities of 7 years ($50.8 million secured by 1414 Avenue of the Americas, 633 Third Avenue and 70 West 36th Street) and 10 years ($52 million secured by 1412 Broadway). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87.5 million in secured floating-rate bridge financings and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility.

         During May, the Company closed on loans totaling $117.7 million. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate (7.69% at June 30, 1999). The second loan was $52.7 million one-year floating rate facility, secured by the Tower properties and bears interest at a rate of 150 basis points over the 30-day LIBOR rate (6.43% at June 30, 1999).

5.  INCOME TAXES

         The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal Income Tax. The preferred stock subsidiaries are C-Corporations and may be subject to federal, state and local income taxes.

6.  NET INCOME PER COMMON SHARE

         Net income per common share-basic is computed with the weighted average number of common shares outstanding during the period. To arrive at the diluted per common share, the common stock equivalents, represnting options computed in accordance with the treasury stock method, resulted in increasing the number of shares outstanding.

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

8.  RELATED PARTY TRANSACTIONS

         There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $879 and $1,635 for the three and six month periods ended June 30, 1999. The Company's transactions with the related parties amounted to $460 and $496 for the three and six month periods ended June 30, 1998.

9.       SEGMENT INFORMATION

         The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan, New York and has one reportable segment, office real estate. The Company evaluated real estate performance and allocates resources based on net income.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                                  JUNE 30, 1999


         The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance, utility costs and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. Additionally, the ompany has no tenant with rental revenue greater than 4% of the Company's annual revenues, the reporting threshold for which is 10%.

10.      SUBSEQUENT EVENTS

         On July 14, 1999, the Company signed an agreement to purchase the fee interest in 1250 Broadway, a 670,000 square foot office building in Manhattan, for $93 million. The Company expects the acquisition to close in the third quarter of 1999.

         On August 3, 1999, the Company announced a joint venture agreement with Morgan Stanley Real Estate Fund III, LP whereby the Company retained a 48% equity interest and a 35% economic interest in 90 Broad Street, New York. The 339,000 square foot office building was purchased by SL Green in May 1999 as a part of the multi-property purchase from Tower Realty. The Company has been appointed the operating member of the venture and managing agent for the property. The Company received $9.6 million from the joint venture member to acquire the 65% economic interest in the property.

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

         The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report, the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998 and the financial statements included in the Company's report on Form 10-Q for the quarterly period ended March 31, 1999.

FINANCIAL CONDITION

         Commercial real estate properties before accumulated depreciation increased approximately $217 million from December 31, 1998 to June 30, 1999 primarily as a result of the consolidation of 555 West 57th Street for $79.5 million (the "BMW Building"), an operating leasehold position at 420 Lexington Avenue purchased for $27.3 million, the properties purchased in May 1999 at 90 Broad Street, 286, 290 and 292 Madison Avenue for $84.5 million (the "Tower Properties") and property redevelopment, including tenant improvements ($25.7 million). These acquisitions were funded through the Company's revolving credit facility (the "Credit Facility") and mortgage note financings.

         Total liabilities increased $249 million to $470.5 million at June 30, 1999 compared to $221.5 million at December 31, 1998 primarily due to (i) $263.4 million increase in mortgage notes payable from the mortgage at the BMW Building ($44 million) the mortgage notes to finance the Tower Properties ($52.8 million), the secured debt financing at 420 Lexington Avenue ($65 million) and $102.8 million in additional secured mortgage debt. These increases are partially offset by principal amortization on various mortgage notes, (ii) a $64.2 million increase in the revolving credit facility and (iii) a $8.9 million increase in other liabilities. These increases were partially offset by the $87.5 million decrease in secured bridge facilities that were refinanced with mortgage note proceeds.

RESULTS OF OPERATIONS

         COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998. The following transactions have occurred that have a material impact on the comparison of the 1999 and 1998 results: (i) the results of 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included in the 1999 results and were not included, or included for only a portion of, the 1998 results and (ii) the results of 555 West 57th Street, an acquired operating lease position at 420 Lexington Avenue (both acquired January
1999), 90 Broad Street, and the properties located at 286, 290 and 292 Madison Avenue (all acquired May 1999) (the "1999 Acquisitions") which are included for a portion of 1999 and are not included in the 1998 results. For purposes of this discussion, the Company defines "Same Store" as the results of properties owned at January 1, 1998.

         The rental revenue for the six months ended June 30, 1999 totaled $84.3 million representing an increase of $35.6 million compared to $48.7 million for the six months ended June 30, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the normalization of the 1998 acquisitions which increased rental revenue by $18.8 million, (ii) 1998 leasing activity in the 1998 acquisitions ($5.4 million), (iii) the 1999 acquisitions which increased rental revenue by $10.0 million and (iv) increased rental revenue from the Same Store portfolio due to increased annualized rent from rollover ($0.4 million) and increased occupancy ($1.0 million).

         Escalation and reimbursement revenue for the six months ended June 30, 1999 totaled $10.0 million representing an increase of $3.8 million compared to $6.2 million for the six months ended June 30, 1998. The increase is primarily attributable to the revenue associated with the 1998 Acquisitions which increased revenue by $2.5 million, and the 1999 Acquisitions which increased revenue by $1.4 million. The increases were partially offset by a $0.1 million reduction in escalation and reimbursement revenue of $0.1 million at Same Store.

         Investment income for the six months ended June 30, 1999 totaled $2.3 million, representing an increase of $0.7 million compared to $1.6 million for the six months ended June 30, 1998. The increase is primarily attributable to the 636 11th Avenue mortgage ($0.5 million), the second mortgage at 521 Fifth Avenue ($0.5 million) and the preferred equity interest at 1370 Avenue of the Americas ($0.3 million). These investments were all completed subsequent to June 30, 1998 and were partially offset by a reduction in interest income earned on excess cash on hand generated in 1998 from the excess proceeds received from the May 1998 public offerings.

         Equity in income (loss) from Service Corporations for the six months ended June 30, 1999 contributed $0.3 million compared to a small loss for the six months ended June 30, 1998. The income generated from the Service Corporations is primarily due to increased tenant-rep leasing activity.

         Operating expenses for the six months ended June 30, 1999 totaled $22.5 million representing an increase of $8.0 million compared to $14.5 million for the six months ended June 30, 1998. The increase was primarily attributable to:
(i) the normalization of the 1998 Acquisitions which increased operating expenses by $4.8 million and the 1999 Acquisitions which increased operating expenses by $3.2 million.

         Ground rent for the six months ended June 30, 1999 totaled $6.4 million representing an increase of $1.7 million compared to $4.7 million for the six months ended June 30, 1998. The increase is attributable to the normalization of the ground leases at 420 Lexington Avenue ($1.2 million) and 711 Third Avenue ($0.5 million).

         Interest expense for the six months ended June 30, 1999 totaled $11.9 million representing an increase of $4.5 million compared to $7.4 million for the six months ended June 30, 1998. The increase is primarily attributable to
(i) the debt assumed in connection with the acquisition of the BMW Building ($2.2 million), (ii) the secured bridge facilities completed in the fourth quarter 1998 ($1.9 million), (iii) increased debt from the Tower Property financings and the mezzanine debt program ($1.2 million), and (iv) the balance represents the net interest incurred on the credit facility during 1999 as compared to interest incurred on the credit facility and acquisition facility during 1998.

         Depreciation and amortization for the six months ended June 30, 1999 totaled $12.0 million representing an increase of $5.4 million compared to $6.6 million for the six months ended June 30, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased depreciation by $3.4 million (ii) the 1999 Acquisitions which increased depreciation by $1.1 million
(iii) the 1999 same store portfolio which increased depreciation by $0.4 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.5 million associated with fees incurred on the Company's refinancing activities.

         Real estate taxes for the six months ended June 30, 1999 totaled $14.4 million representing an increase of $5.6 million compared to $8.8 million for the six months ended June 30, 1997. The increase is primarily attributable to
(i) the 1998 Acquisitions which increased real estate taxes by $3.9 million and the 1999 Acquisitions which increased real estate taxes by $1.7 million.

         Marketing, general and administrative expense for the six months ended June 30, 1999 totaled $5.4 million representing an increase of $3.0 million compared to $2.4 million for the six months ended June 30, 1998. The increase is due to increased personnel costs associated with the Company's rapid growth and higher public entity costs.

         COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998. The following transactions have occurred that have a material impact on the comparison of the 1999 and 1998 results: (i) the results of 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included in the 1999 results and were not included, or included for only a portion of, the 1998 results and (ii) the results of 555 West 57th Street, an acquired operating lease position at 420 Lexington Avenue (both acquired January
1999), 90 Broad Street, (acquired May 1999) and the properties located at 286, 290 and 292 Madison Avenue (acquired May 1999) (the "1999 Acquisitions") which are included for a portion of 1999 and are not included in the 1998 results. For purposes of this discussion, the Company defines "Same Store" as the results of properties owned at January 1, 1998.

         The rental revenue for the three months ended June 30, 1999 totaled $43.9 million representing an increase of $15.2 million compared to $28.7 million for the three months ended June 30, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the normalization of the 1998 Acquisitions which increased rental revenue $5.3 million, (ii) 1998 and 1999 leasing activity in the 1998 acquisitions ($3.3 million), (iii) the 1999 Acquisitions which increased rental revenue by $5.4 million and (iv) the increased rental revenue from the Same Store portfolio due to increased annualized rent from rollover ($0.3 million) and increased occupancy ($0.9 million).

         Escalation and reimbursement revenue for the three months ended June 30, 1999 totaled $5.1 million representing an increase of $1.1 million compared to $4.0 million for the three months ended June 30, 1998. The increase is primarily attributable to the revenue associated with the 1998 Acquisitions which increased revenue by $0.5 million and the 1999 Acquisitions which increased revenue by $0.8 million. This increase was partially offset by a $0.2 million decrease in escalations and reimbursements from the Same Store portfolio.

         Investment income for the three months ended June 30, 1999 totaled $1.4 million, representing an increase of $0.5 million compared to $0.9 million for the three months ended June 30, 1999. The increase is primarily attributable to the 636 11th Avenue mortgage ($0.2 million), and second mortgage at 521 Fifth Avenue ($0.5 million) and the preferred equity interest at 1370 Avenue of the Americas ($0.3 million). These investments were all completed subsequent to June 30, 1998 and were partially offset by a reduction in interest income earned in excess cash on hand generated in 1998 from excess proceeds from the May 1998 public offerings.

         Equity in income (loss) from Service Corporations for the three months ended June 30, 1999 contributed $0.1 million compared to a $0.1 million loss for the six months ended June 30, 1998. The income generated from the Service Corporations is primarily due to increased tenant-rep leasing activity.

         Operating expenses for the three months ended June 30, 1999 totaled $11.3 million representing an increase of $3.0 million compared to $8.3 million for the three months ended June 30, 1998. The increase was primarily attributable to: (i) the 1998 Acquisitions which increased operating expenses by $0.8 million (ii) the 1999 Acquisitions which increased operating expenses by $1.6 million and (iii) the 1999 same store portfolio which increased $0.6 million primarily attributable to 17 Battery Place as a result of increased occupancy and the shift in allocated building costs between the Company's condominium unit and a third party condominium unit being vacated for development.

         Ground rent for the three months ended June 30, 1999 totaled $3.2 million representing a decrease of $0.3 million compared to $3.5 million for the three months ended June 30, 1998. The change is attributable to the normalization of the ground lease at 711 Third Avenue ($0.2 million) offset by a decrease at 420 Lexington Avenue ($0.5 million) due to the Company's January 1999 acquisition of a subleasehold position.

         Interest expense for the three months ended June 30, 1999 totaled $6.7 million representing an increase of $2.8 million compared to $3.9 million for the three months ended June 30, 1998. The increase is primarily attributable to
(i) debt assumed in connection with the acquisition of the BMW Building ($1.4 million), (ii) $1.2 million increase in interest expense from the Tower Properties and the mezzanine debt program and (iii) the increased interest rates associated with additional mortgage financings completed in the second quarter 1999, a portion of which paid down the outstanding balance of the unsecured line of credit ($0.2 million).

         Depreciation and amortization for the three months ended June 30, 1999 totaled $6.6 million representing an increase of $2.6 million compared to $4.0 million for the three months ended June 30, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased depreciation by $1.4 million (ii) the 1999 Acquisitions which increased depreciation by $0.7 million,
(iii) and an increase in the amortization of deferred finance costs totaling $0.3 million associated with fees incurred on the Company's 1998 and 1999 refinancings and (iv) $0.2 million increase from the Same Store portfolio.

         Real estate taxes for the three months ended June 30, 1999 totaled $7.3 million representing an increase of $1.8 million compared to $5.5 million for the three months ended June 30, 1998. The increase is primarily attributable to the normalization of the 1998 Acquisitions which increased real estate taxes by $0.8 million and the 1999 Acquisitions which increased real estate taxes by $1.0 million.

         Marketing, general and administrative expense for the three months ended June 30, 1999 totaled $2.8 million representing an increase of $1.5 million compared to $1.3 million for the three months ended June 30, 1998. The increase is due to higher costs associated with the Company's rapid growth and higher public entity costs.

LIQUIDITY AND CAPITAL RESOURCES

         During April 1999 the Company closed on fixed-rate mortgage financings totaling $102.8 million with maturities of 7 years ($50.8 million) and 10 years ($52 million). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87.5 million in secured floating-rate bridge financings and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility. The Company recorded $0.6 million extraordinary loss during the quarter ended June 30, 1999 for the early extinguishment of debt related to unamortized origination fees and transaction costs associated with these secured bridge loans.

         During April 1999 and May 1999 the Company received loans totaling $117.7 million. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate. The loan funded the acquisition of the Tower Properties ($84.5 million). The second loan was a $52.7 million one-year floating rate acquisition facility, secured by these four acquired properties and bears interest at 150 basis points over LIBOR.

         On April 12, 1999 the Company announced that it had originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot office building located at 521 Fifth Avenue in the Grand Central District of New York City. This mortgage was funded through the Company's Credit Facility. The second mortgage loan has a term of six months which may be extended for an additional three months. Goldman Sachs Mortgage Company purchased a 50% participation in the investment. SL Green will manage the mortgage investment asset. Average yield over six months is expected to be 16%.

         At June 30, 1999 the mortgage loans and revolving credit facility represent approximately 37.9% of the Company's market capitalization based on an estimated total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units) of $1,061 million (based on a common stock price of $20.44 per share, the closing price of the Company's common stock on the New York Stock Exchange on June 30, 1999). The Company's principal debt maturities are scheduled to be $1.1 million and $91.2 million for the remaining six months ending December 31, 1999 and the twelve months ending December 31, 2000, respectively.

         The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership or, if necessary, from working capital or borrowings. The Operating Partnership income will be derived primarily from lease revenue from the Properties and, to a limited extent, from investment income from mortgage loans and preferred investments and fees generated by the Service Corporations.

         The Company estimates that for the six months ended December 31, 1999 and the 12 months ending December 31, 2000, it will incur approximately $47.4 million and $26.5 million, respectively, of capital expenditures on properties currently owned. In 1999 and 2000, in excess of $16.2 million and $11.7 million, respectively, of the capital investments are associated with the redevelopment costs associated with properties at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility, from additional borrowings secured by the acquisition property and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

CASH FLOWS

         COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

         Net cash provided by operating activities increased $5.1 million to $16.8 million for the six months ended June 30, 1999 as compared to $11.7 million for the six months ended June 30, 1998. The increase was due primarily to the operating cash flow generated by the 1998 Acquisitions and 1999 Acquisitions and an increase in investment income. Net cash used in investing activities decreased $71.5 million to $179.7 million for the six months ended June 30, 1999 compared to $251.2 million for the six months ended June 30, 1998. The decrease was due primarily to the decrease in acquisition activity in 1999 as compared to 1998 activity (approximately $78 million) and advances from Service Corporations ($6.3 million) partially offset by the increase in mezzanine debt and mortgage investment ($8.2 million) and increased property-level capital spending. Net cash provided by financing activities decreased $98.5 million to $166.7 million for the six months ended June 30, 1999 compared to $265.2 million cash used in financing activities for the six months ended June 30, 1998. The decrease is primarily due to the net proceeds from the Company's 1998 equity offerings generating $353 million with no corresponding offering in 1999. The Company received $126 million in net proceeds from mortgage loan financings during 1999 with no corresponding proceeds in 1998. The Company borrowed $64 million from the credit facility during 1999 and repaid $76 million in 1998 from the May 1998 offering proceeds. The Company's common stock dividends increased $12.9 million due to the increased common shares outstanding which increased primarily from the 1998 common equity offering.

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

         Funds from Operations for the three and six months ended June 30, 1999 and 1998, respectively, are as follows:

                                                               Three Months Ended      Six Months Ended
                                                              --------------------    -------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    -------
Income before minority interest, preferred
dividends and extraordinary item ..........................   $ 13,068    $  7,134    $ 25,019    $ 12,013
Add:
Depreciation and amortization .............................      6,590       3,951      12,028       6,644
Less:
Preferred stock dividend ..................................     (2,300)     (1,120)     (4,600)     (1,120)
Minority interest in commercial real estate ...............       (838)         --      (1,410)         --
Amortization of deferred financing costs
and Depreciation of non-real estate
assets ....................................................       (694)       (384)     (1,263)       (625)
                                                               -------    --------    --------    --------
FFO........................................................    $15,826    $  9,581    $ 29,864    $ 16,912
                                                               -------    --------    --------    --------
                                                               -------    --------    --------    --------

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through the income statement. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position. The FASB issued statement No. 137 which extended the effective date of this statement to June 15, 2000 and, therefore, the Company will adopt the statement effective January 1, 2001.

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


         INFORMATION TECHNOLOGY: In 1997, the Company began a project to update its information technology resources by installing new hardware and software throughout the Company. The Company completed the implementation of the systems during 1998. All hardware components and software were acquired from major U.S. manufacturers. The manufacturer of the new financial systems has supplied the Company with documentation of Year 2000 testing to demonstrate that their software meets and exceeds Year 2000 compliance requirements. The Company has almost completed internal testing of the financial systems, although there is no assurance this test will confirm Year 2000 compliance. The Company is currently contacting other software and hardware providers for confirmation of Year 2000 compliance with regard to its network and operating systems.

         PROPERTY OPERATING EQUIPMENT: The Company inquired regarding compliance status from all vendors providing systems identified as having potential Year 2000 compliance problems. The Company then tested each system with these vendors. The Company believes that it has identified all building operating systems (primarily elevators and fire safety systems) that contain embedded chips or use software that require Year 2000 testing. The Company received confirmation from these vendors and manufacturers that the equipment and related systems are Year 2000 compliant. In addition, the Company has since tested 100% of these identified systems. During the course of this testing, the fire command station at one of the Company's properties failed due to a CPU chip which was subsequently replaced at no cost. The system was retested and found to be fully functional. The Company does not plan further testing of property operating equipment at properties currently in the portfolio.

         The Company has not assessed the compliance status of the properties acquired from Reckson Associates. The Company will test these properties for Year 2000 compliance using the same procedures performed on the current portfolio and is expected to be completed by September 30, 1999.

         THIRD PARTY SERVICE SUPPLIERS: At present, the Company has no automated interfaces from third party service providers into the Company's financial systems. However, the Company does rely on information from two types of third parties service providers: financial institutions and a payroll and benefits processing company. The Company has obtained a majority of the documentation confirming with the third parties that systems that relate to the Company are Year 2000 compliant. The Company will not be able to test the systems of these service providers and will have to rely on these confirmation responses which the Company believes provides only limited assurances. However, the Company cannot represent that these responses are accurate and may result in lost services if these vendors are not Year 2000 compliant.



                         ASSESSMENT           REMEDIATION            DIRECT                INDIRECT                IMPLEMENTATION
                         ----------           -----------            ------                --------                --------------
                                                                     TESTING               TESTING
                                                                     -------               -------
Information                 100%                   100%              95% complete          100% complete           100% complete
Technology                complete               complete            expected              based on
                                                                     completion            representations
                                                                     date 9/30/99          received from
                                                                                           third party
                                                                                           vendor

Property                    100%                   100%              90%                   Not applicable          100% complete
Operating                 complete               complete            complete
Equipment (on                                                        expected
currently                                                            completion
owned                                                                date 9/30/99
properties)*

Third Party                 100%              Not yet                Not                   75% complete            75% complete
Service                   complete            fully                  applicable            based on                on assessed
Providers                                     assessed                                     representations         items
                                                                                           received from           expected
                                                                                           third party             completion
                                                                                           vendors                 9/30/99

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

CONTINGENCIES

         The Company expects to complete all phases of its Year 2000 program by the end of the third quarter 1999 and currently has no contingency plan in place; however, the Company is currently drafting limited contingency procedures to address certain events for property-level system problems. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

ITEM 3.  MARKET RISK AND RISK MANAGEMENT POLICIES

         The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not have any rate derivative instruments currently in place to manage exposure to interest rate changes on outstanding floating rate obligations. At June 30, 1999, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $2.5 million annually.

PART II. OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         The Company held an annual meeting of stockholders on May 19, 1999, at which the following matters were voted upon:

          1. To elect two class I directors of the Company to service until the 2001 Annual Meeting of stockholders.

          2. To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999.

          3. To approve the Company's amended 1998 stock option and incentive plan.

          The  results of the meeting were as follows:

                                                                   FOR            AGAINST          ABSTAIN
                                                                   ---            -------          -------
         Directors:        Benjamin P. Feldman
                           John S. Levy                         14,479,652             5,625            4,203
         Proposal 2                                             13,097,336         1,355,631           36,513
         Proposal 3                                             11,262,507         2,370,516          556,457


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None


(b) Reports on Form 8-K:

1.       Form 8-K/n in dated January 25, 1999, Item 7.
2.       Form 8-K dated May 24, 1999, Item 2.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SL GREEN REALTY CORP.





                            By:     /s/ THOMAS E. WIRTH
                                    ---------------------------------
                                    Thomas E. Wirth
                                    Executive Vice President and Chief
                                    Financial Officer




Date:  August 13, 1999