Form 10-K405/A
period 1997-12-31
SL GREEN REALTY CORP
filed 1999-09-28
CIK 1040971

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           FORM 10-K/A Amendment No. 2


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

                              SL GREEN REALTY CORP.

                            FORM 10-K/A REPORT INDEX

10-K PART AND ITEM NO.                                                      PAGE
----------------------                                                      ----

PART I


1. BUSINESS .................................................................  3
2. PROPERTIES ............................................................... 10
3. LEGAL PROCEEDINGS ........................................................ 25
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 26

PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..... 27
6. SELECTED FINANCIAL DATA .................................................. 27
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS ............................................................ 30
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................. 36
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE ..................................................... 81

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...................... 81
11. EXECUTIVE COMPENSATION .................................................. 81
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .......... 81
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .......................... 81

PART IV

14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K ... 81

The "Company" means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries (including SL Green Operating Partnership, L.P.), and the predecessors thereof (the "SL Green Predecessor") or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and (ii) "Stephen L. Green Properties" means SL Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.


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

PART I
                                ITEM 1. BUSINESS

GENERAL


      The Company is a self-managed Real Estate Investment Trust ("REIT") within those capabilities in property management, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of Stephen L. Green Properties. For more than 18 years, Stephen
L. Green Properties has been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan. As of December 31, 1997, the Company owned interests in 12 Class B commercial properties encompassing approximately 3.3 million rentable square feet located primarily in midtown Manhattan (the "Properties"). The Company's wholly-owned interests in these properties represent fee ownership (8, including ownership in condominum units and a co-tenancy agreement at 17 Battery Place for 811,000 square feet (67% of the total square feet), holder of first mortgage (2), leasehold ownership (2). The ownership in the first mortgages provides for substantially all of the economic interest in the properties and the Company has the sole right to purchase the related fee interests and, accordingly, the Company has accounts for the investments and ownership interests in the properties. As of December 31, 1997, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 94%. In addition, the Company continues to manage 12 office properties owned by third-parties and affiliated companies encompassing approximately 3.1 million rentable square feet.


      Stephen L. Green Properties was founded in 1980 by Stephen L. Green, its Chairman, President and Chief Executive Officer. Since that time, Stephen L. Green Properties became a full service, fully integrated real estate company. Prior to the Company's Initial Public Offering (the "Offering" or "IPO") in August 1997, SL Green had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

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


      The Company's primary business objective is to maximize total return to shareholders through growth in distributable cash flow and appreciation in the value of its assets. The Company plans to achieve this objective by capitalizing on the external and internal growth opportunities described below and continuing the operating strategies historically practiced by Stephen L. Green Properties.


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


      The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which included $20 million to repay a loan that was made to Green Realty LLC, indirectly owned by Stephen L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions.

      At December 31, 1997 the Operating Partnership had 14,675,595 outstanding partnership units. These outstanding units were the result of (i) 11,615,000 units issued to the Company in exchange for the net proceeds from the Company's initial public offering of 11,615,000 common shares, (ii) 2,383,284 units representing 16.2% of the total units outstanding were issued for the contribution of interests in the properties owned by Stephen L. Green Properties immediately prior to the IPO and 100% (representing 95% of the economic interest) of the non-voting common stock of the Service Corporations and (iii) the issuance of 677,311 units underlying common shares of the Company previously issued to management and a Company financial advisor. The Company's management and continuing investors own 2,974,994 units and common stock or 20.2% of the common equity.


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

      The following table sets forth certain information with respect to each of the Properties as of December 31, 1997:


                                                                                                                             Annual
                                                                                                                              Net
                                                             Percentage                                       Annualized  Effective
                                                                of                           Percentage           Rent        Rent
                                                Approximate  Portfolio                           of                Per        Per
                         Year                    Rentable     Rentable                       Portfolio   Number  Leased      Leased
                        Built/                    Square       Square  Percent   Annualized  Annualized    of    Square      Square
                      Renovated    Submarket       Feet         Feet    Leased    Rent(1)       Rent     Leases  Foot(2)    Foot(3)
                      ---------    ---------       ----         ----    ------    -------       ----     ------  -------    -------
Property
--------
17 Battery Place....  1903/1973  World Trade Ctr  811,000      24.5%      79%   $13,073,251     18.7%      38    $20.52      $21.23
29 W. 35th Street...  1911/1985  Garment           78,000       2.3       92      1,407,620      2.0        9     19.73       16.22
50 W. 23rd Street...  1892/1992  Chelsea          333,000      10.0       87      5,647,325      8.1       14     19.70       17.19
36 West 44th
 Street (5).........  1922/1985  Rockefeller      165,000(5)    5.0       99      4,559,339(5)   6.5       70     27.95       24.52
                                 Center
70 W. 36th Street...  1923/1994  Garment          151,000       4.5      100      2,850,097      4.1       37     18.88       16.03
110 E. 42nd Street..  1921/----  Grand Central.   251,000       7.6       92      5,469,318      7.8       32     23.60       23.72
470 Park Avenue                  Park Avenue
   South(4).........  1912/1994  South/Flatiron   260,000(4)    7.8       99      5,994,254      8.6       27     23.21       19.42
633 Third
   Avenue...........  1962/----  Grand Central     41,000       1.2      100      1,030,920      1.5        3     25.38       38.60
673 First Avenue....  1928/1990  Grand Central    422,000      12.7      100     10,912,914     15.6       15     25.86       21.79
                                 South
1140 Avenue of the               Rockefeller
   Americas.........  1926/1951  Center           191,000       5.8       99      5,035,238      7.2       41     26.64       24.70
1372 Broadway (7)...  1914/1985  Garment          508,000      15.3       92     10,375,221     14.9       32     22.26       21.13
1414 Avenue of the               Rockefeller
   Americas.........  1923/1990  Center           111,000       3.3       99      3,409,628      5.0       32     30.98       30.97
                                               ------------------------------------------------------------------------------------
Total/Weighted
   Average                                      3,322,000(6)  100.0%     94%    $69,765,126    100.0%     349    $23.05      $21.91


----------

(1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of 1997 for the 12 months ended December 31, 1998 are approximately $888,000.

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

Historical Occupancy. The Company has historically achieved consistently higher occupancy rates in comparison to the overall Class B Midtown Markets, as shown in the following table:

                                                       Occupancy Rate of Class B
                                          Percent          Office Properties
                                       Leased at the         in the Midtown
                                       Properties (1)         Markets (2)
                                       --------------         -----------

December 31, 1997.....................       94                   90%
December 31, 1996.....................       95                    89
December 31, 1995.....................       95                    87
December 31, 1994.....................       98                    86
December 31, 1993.....................       96                    84

-----------

(1) Includes space for leases that were executed as of the relevant date in Properties owned by the Company or Stephen L. Green Properties as of that date.

(2) Includes vacant space available for direct lease, but does not include vacant space available for sublease; including vacant space available for sublease would reduce the occupancy rate as of each date shown. Sources:
      RELocate, Rosen Consulting Group.

Lease Expirations. Leases at the Properties, as at many other Manhattan office properties, typically extend for a term of ten or more years, compared to typical lease terms of 5-10 years in other large U.S. office markets. From January 1, 1994 through December 31, 1997, the Company or its predecessor renewed approximately 75% of the leases scheduled to expire at the Properties owned and managed by the Company or its predecessor during such period, constituting renewal of approximately 75% of the expiring rentable square footage during such period. Through December 31, 2002, the average annual rollover at the Properties is approximately 195,425 square feet, representing an average annual expiration of 5.9% of the total leased square feet at the properties per year (assuming no tenants exercise renewal or cancellation options and no tenant bankruptcies or other tenant defaults).

      The following table sets out a schedule of the annual lease expirations at the properties with respect to leases in place as of December 31, 1997 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                           Annualized
                                                                              Rent
                                                 Percentage                   Per
                                       Square        of       Annualized     Leased
                            Number    Footage       Total        Rent        Square
                              of         of        Leased         of        Foot of
                           Expiring   Expiring     Square      Expiring     Expiring
Year of Lease Expiration    Leases     Leases       Feet      Leases(1)    Leases (2)
------------------------    ------     ------       ----      ---------    ----------
1998......................    50       197,898      6.54%     $5,071,810     $25.63
1999......................    41       183,900      6.08%      4,598,555      25.01
2000......................    48       204,476      6.76%      5,382,213      26.32
2001......................    40       148,261      4.90%      3,535,839      23.85
2002......................    46       304,062     10.04%      6,632,543      21.81
2003......................    29       276,328      9.13%      6,809,524      24.64
2004......................    25       388,390     12.83%      8,977,707      23.12
2005......................    18       377,372     12.47%      8,610,928      22.82
2006......................    16       196,776      6.50%      4,904,811      24.93
2007......................    18       431,792     14.26%      8,789,548      20.36
2008 & thereafter.........    18       317,755     10.50%      6,451,648      20.30
                           ----------------------------------------------------------
      Total/weighted
        average...........   349     3,027,010     100.0%    $69,765,126     $23.05
                           ==========================================================

-----------

(1) Annualized Rent of Expiring Leases, as used throughout this report, represents the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 1997 for the 12 months ending December 31, 1998 are approximately $888,000.

(2) Annualized Rent Per Leased Square Foot of Expiring Leases, as used throughout this report, represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

Tenant Diversification. The properties currently are leased to approximately 350 tenants which are engaged in a variety of businesses, including publishing, health services, retailing and banking. The following table sets forth information regarding the leases with respect to the 15 largest tenants at the properties based on the amount of square footage leased by such tenants as of December 31, 1997:

                                                                                    Percentage
                                                                                        of                      Percentage
                                                                                     Aggregate                      of
                                                                                     Portfolio                   Aggregate
                                                        Remaining                     Leased                     Portfolio
                                                       Lease Term    Total Leased     Square      Annualized    Annualized
Tenant(1)                            Properties         in Months     Square Feet      Feet          Rent          Rent
---------                            ----------         ---------     -----------      ----          ----          ----
City Of New York.............   17 Battery Place           120           295,371       9.76%      $5,614,655       8.05%
NYANA........................   17 Battery Place            60           132,306       4.37%       2,710,544       3.89%
Greenpoint Savings Bank(2)...   110 East 42nd Street        35           109,939       3.63%       2,569,898       3.68%
Kallir, Philips & Ross.......   673 First Avenue            78            80,000       2.64%       1,911,453       2.74%
UNICEF.......................   673 First Avenue            72            80,000       2.64%       2,165,092       3.10%
New York Pres. Hospital......   673 First Avenue           104            76,000       2.51%       1,906,829       2.73%
Gibbs & Cox..................   50 West 23rd Street         92            71,200       2.35%       1,591,802       2.28%
Capital-Mercury..............   1372 Broadway               91            64,122       2.12%       1,292,732       1.85%
Board Of Education of the
   City of New York..........   50 West 23rd Street        150            64,000       2.11%         700,000       1.00%
Ann Taylor...................   1372 Broadway              151            58,975       1.95%       1,169,118       1.68%
Nations Bank.................   1372 Broadway               27            55,238       1.82%       1,364,343       1.96%
Vollmer Associates...........   50 West 23rd Street         90            53,577       1.77%       1,307,501       1.87%
Ross Stores..................   1372 Broadway              113            50,599       1.67%         973,760       1.40%
Newbridge Communications.....   673 First Avenue            94            49,000       1.62%       1,455,930       2.09%
                                                                     ---------------------------------------------------
McMillan Book Club...........   673 First Avenue            94            40,000       1.32%       1,198,398       1.72%
                                                                     ---------------------------------------------------

TOTAL/Weighted Average(3)....                                          1,280,327      42.30%     $27,932,055      40.04%
                                                                     ===========                 ===========

-----------

(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) 76,241 square feet expires September 1998, 17,842 square feet expires December 1999, 15,856 square feet expires December 2003.

(3) Weighted average calculation based on total rentable square footage leased by each tenant.

      The following properties represent properties owned by the Company and comprise greater than 10% of the Company's assets at December 31, 1997 or 10% of the Company rental revenue for the period August 14, 1997 (inception) through December 31, 1997:

673 First Avenue

      673 First Avenue is a 12-story office building that occupies the entire block front on the west side of First Avenue between East 38th Street and East 39th Street in the Grand Central South submarket of the Manhattan office market. 673 First Avenue contains approximately 422,000 rentable square feet (including approximately 366,000 square feet of office space, 26,000 square feet of retail space and a 30,000 square foot garage), with floor plates of approximately 40,000 square feet on all but the top two floors. The building, located three blocks from the United Nations, was completed in 1928 and converted from a warehouse/distribution facility to an office building by the Company's Predecessor in 1989 and 1990. The Company holds a net leasehold interest (which expires in 2037) in the Property and a ground leasehold interest (which expires in 2037) in the land underlying the Property.

      At 673 First Avenue, the Company's Predecessor converted a distribution and warehouse facility into an office property to take advantage of desirable 40,000 square foot floor plates and a strategic location near the United Nations complex. To accomplish the repositioning, the Company's Predecessor invested approximately $25 million in the Property for (i) new building entrance, lobby and storefronts, (ii) complete replacement of the elevator systems, (iii) the creation of common areas, (iv) entirely reconfigured HVAC and electrical systems and (v) the build-out of tenant spaces. The repositioning resulted in the conversion of a 43% occupied warehouse/distribution facility into a 100% occupied Class B office building within 24 months. The Property's net operating income (NOI) increased dramatically from approximately $466,000 per annum upon acquisition to approximately $7.6 million per annum following repositioning and lease-up (exclusive of net lease payments and debt service payments).

      As of December 31, 1997, 100% of the rentable office and retail square footage in 673 First Avenue was leased. The following table sets forth certain information with respect to the Property:

                                                                   Annualized
                                                                 Rent per Leased
Year-End                                        Percent Leased     Square Foot
--------                                        --------------     -----------

1997..........................................        100            $25.86
1996..........................................        100             25.12
1995..........................................         97             24.83
1994..........................................        100             23.83
1993..........................................        100             23.48

      As of December 31, 1997, 673 First Avenue was leased to 15 tenants operating in various industries, including healthcare, advertising and publishing, three of whom occupied 10% or more of the rentable square footage at the Property. A major New York City hospital occupied approximately 76,000 square feet (approximately 18% of the Property) under two leases expiring on August 31, 2006, that provide for an aggregate annualized base rent as of December 31, 1997 of approximately $1.9 million (approximately $25.00 per square foot) and renewal options for five years on the two direct leases. In addition, such tenant occupies an additional 65,000 square feet under two subleases, one expiring on December 31, 2003 and the other expiring on December 31, 2004. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      In addition, an advertising firm occupied approximately 80,000 square feet (approximately 19% of the Property) under a lease expiring on June 30, 2004 that provides for annualized base rent as of December 31, 1997 of approximately $1.76 million (approximately $22.00 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      Also, a publishing company occupied approximately 49,000 square feet (approximately 11.6% of the Property) under two leases expiring on October 31, 2005 that provide for an aggregate annualized base rent as of December 31, 1997 of approximately $1.37 million (approximately $28.00 per square foot). In addition, such tenant occupies an additional 13,000 square feet under a sublease expiring on April 30, 2004. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year payment.

      The following table sets out a schedule of the annual lease expirations at 673 First Avenue for leases executed as of December 31, 1997 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                               Annualized
                                                  Square      Percentage      Annualized       Rent Per
                                     Number      Footage          of             Rent           Leased
                                       of           of           Total            of        Square Foot of
                                    Expiring     Expiring    Leased Square     Expiring        Expiring
Year of Lease Expiration             Leases       Leases         Feet           Leases          Leases
------------------------             ------       ------         ----           ------          ------
1998 ............................       --            --           --                  --             --
1999 ............................        1         1,018          0.2%        $    10,180    $     10.00
2000 ............................        1           100           --              46,434         464.34(1)
2001 ............................       --            --           --                  --             --
2002 ............................        1         1,046          0.2              22,835          21.83
2003 ............................        2        80,300         19.1           2,309,628          28.76
2004 ............................        6       203,944         48.3           4,895,944          24.01
2005 ............................        1        49,000         11.7           1,455,931          29.71
2006 ............................        1        76,000         18.0           1,906,829          25.09
2007 ............................       --            --           --                  --             --
2008 and thereafter .............        2        10,659          2.5             265,134          24.87
                                               ---------------------------------------------------------
SUBTOTAL/WEIGHTED AVERAGE .......       15       422,067        100.0%        $10,912,915    $     25.86
Unleased at December 31, 1997 ...                     --           --
                                               ----------------------
      TOTAL .....................                422,067        100.0%
                                               ======================

-----------

(1) These rental rates reflect the lease of approximately 100 square feet of roof and office space at the Property for the placement of cellular telephone antennas and equipment.

      The aggregate undepreciated tax basis of depreciable real property at 673 First Avenue for Federal income tax purposes was $19,193,732 as of December 31, 1997. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.164 per $100 of assessed value. The total annual tax for 673 First Avenue at this rate for the 1997-98 tax year is $1,236,756 (at a taxable assessed value of $12,168,000).

470 Park Avenue South

      470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story building) and 470 Park Avenue South (a 12-story building), that occupy the entire blockfront on the west side of Park Avenue South between East 31st and East 32nd Streets in the Park Avenue South/Flatiron submarket of the Manhattan office market. The buildings are joined together by a single lobby and common base building systems. 468 Park Avenue South was completed in 1912 and 470 Park Avenue South was completed in 1917. Various portions of the common areas of both buildings were substantially renovated in 1987, 1990 and 1994. The Company owns a 100% fee simple interest in this Property. The Property contains an aggregate of approximately 260,000 rentable square feet (including approximately 232,000 square feet of office space and approximately 28,000 square feet of retail space), with floor plates of approximately 8,400 square feet in the 468 building and floor plates of approximately 9,735 square feet in the 470 building.

      As of December 31, 1997, 99% of the rentable square footage in 470 Park Avenue South was leased (including space for leases that were executed as of December 31, 1997). The office space was 99% leased and the retail space was 100% leased. The following table sets forth certain information with respect to the Property:

                                                                 Annualized Rent
                                                                    Per Leased
Year-End                                        Percent Leased     Square Foot
--------                                        --------------     -----------

1997...........................................       99              $23.21
1996...........................................       95               21.93
1995...........................................       93               21.79
1994...........................................       99               21.23
1993...........................................       98               21.15

      As of December 31, 1997, 470 Park Avenue South was leased to 27 tenants operating in various industries, including financial services, publishing and general contracting, one of whom leased 10% or more of the Property's rentable square feet. A general contractor occupied approximately 27,870 square feet (approximately 11% of the Property) under a lease expiring on December 31, 2009 that provides for annualized base rent as of December 31, 1997 of approximately $621,000 (approximately $22.28 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      The following table sets out a schedule of the annual lease expirations at 470 Park Avenue South with respect to leases executed as of December 31, 1997 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                    Annualized
                                                        Percentage                   Rent Per
                                            Square          of       Annualized       Leased
                                Number     Footage        Total         Rent          Square
                                  of          of          Leased         of           Foot of
                               Expiring    Expiring       Square      Expiring       Expiring
Year of Lease Expiration        Leases      Leases         Foot        Leases         Leases
------------------------        ------      ------         ----        ------         ------
1998........................        1         2,400         0.9%        $54,000       $22.50
1999........................        3        18,800         7.2         447,793        23.82
2000........................        2        18,135         7.0         455,438        25.11
2001........................        3        19,271         7.4         483,753        25.10
2002........................        6        53,520        20.6       1,219,558        22.79
2003........................        5        61,062        23.5       1,345,941        22.04
2004........................        2        18,364         7.1         330,707        18.01
2005........................        1         9,735         3.7         198,096        20.35
2006........................        2        26,135        10.1         667,166        25.53
2007........................        1         3,000         1.2         156,000        52.00
2008 and thereafter.........        1        27,870        10.7         635,802        22.81
                                          --------------------------------------------------
SUBTOTAL/
WEIGHTED AVERAGE............       27       258,292       99.4%      $5,994,254       $23.21
                                                                   ============
Unleased at
   December 31, 1997........                  1,637        0.6%
                                          --------------------
      TOTAL.................                259,929      100.0%
                                          ====================

-----------

      In 1987, 1990 and 1994, 470 Park Avenue South was substantially renovated by the Company's predecessor to upgrade the building's amenities and services to accommodate first class office use. The renovations were completed at a total cost of approximately $2.6 million and included a significant restoration of the exterior of the building, a new lobby, a cosmetic upgrade of the elevator cabs, modernization of the elevator machinery, new plumbing risers, electrical service upgrades, heating plant replacement, asbestos abatement, installation of a new roofing system and new windows and replacement of the bathrooms and HVAC systems on a floor by floor basis.

      The aggregate undepreciated tax basis of depreciable real property at 470 Park Avenue South for Federal income tax purposes was $15,283,589 as of December 31, 1997. Depreciation and amortization are computed on the straight-line method over 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.164 per $100 of assessed value. The total annual tax for 470 Park Avenue South at this rate for the 1997-98 tax year is $654,053 (at an assessed value of $6,435,000).

1372 Broadway

      1372 Broadway is a 21-story office building located on the northeast corner of West 37th Street in the Garment submarket of the Manhattan office market. The building, situated within four blocks of the Port Authority Bus Terminal and Penn Station, was completed in 1914 and a renovation commenced in the fall of 1997. The Property contains approximately 508,000 rentable square feet (including approximately 475,000 square feet of office space, approximately 24,000 square feet of retail space and 9,000 square feet of mezzanine space), with floor plates ranging from 34,000 square feet to 11,000 square feet.

      The Property is located within five blocks of Times Square has undergone large-scale redevelopment in recent years.

      The Company has commenced a $2.0 million capital improvement program geared toward enhancing the infrastructure and marketability of the Property. Included in this renovation is a new lobby, elevator cab modernization, freight elevator upgrade, facade restoration and cleaning, sidewalk replacement and asbestos abatement. Through the repositioning efforts of the Company, the Property was 96% leased as of March 31, 1998.

      As of December 31, 1997, approximately 92% of the rentable square footage in 1372 Broadway was leased. The office space was 86% leased and the retail and mezzanine space were 100% leased. The following table sets forth certain information with respect to the Property:

                                                                      Annualized
                                                                         Rent
                                                                      Per Leased
Year-End                                            Percent Leased   Square Foot
--------                                            --------------   -----------

1997...............................................       92            $22.26
1996...............................................       89             22.05

-----------

      As of December 31, 1997, 1372 Broadway was leased to 32 tenants operating in various industries including financial services, textiles and retailing, three of whom occupied 10% or more of the rentable square footage at the Property. A shirt manufacturer occupied approximately 64,000 square feet (approximately 12.6% of the Property) under a lease expiring on July 31, 2005 that provides for annualized base rent as of December 31, 1997 of approximately $1.28 million (approximately $20.00 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      Also, a women's fashion retailer occupied approximately 58,975 square feet (approximately 11.6% of the Property) under a lease expiring on July 31, 2010 that provides for annualized base rent as of December 31, 1997 of approximately $1.17 million (approximately $19.84 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      In addition, a commercial bank occupied approximately 55,238 square feet (approximately 10.9% of the Property) under a lease expiring on March 31, 2000 that provides for annualized base rent as of December 31, 1997 of approximately $1.24 million (approximately $22.45 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      In addition, a department store buying office occupied approximately 50,599 square feet (approximately 10.0% of the Property) under a lease expiring on May 31, 2007 that provides for annualized base rent as of December 31, 1997 of approximately $954,000 (approximately $18.86 per square foot). In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      The following table sets out a schedule of the annual lease expirations at 1372 Broadway with respect to leases executed as of December 31, 1997 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                      Annualized
                                             Square      Percentage    Annualized      Rent Per
                                  Number    Footage          of           Rent          Leased
                                    of         of          Total           of       Square Foot of
                                 Expiring   Expiring   Leased Square    Expiring       Expiring
Year of Lease Expiration          Leases     Leases         Feet         Leases       Leases (1)
------------------------          ------     ------         ----         ------       ----------
1998..........................       2         2,847        0.6%         $138,555       $48.67
1999..........................       5         5,276         1.0          129,686        24.58
2000..........................       4        76,133        15.0        1,955,175        25.68
2001..........................       -             -           -                -            -
2002..........................       5        33,867         6.7          697,033        20.58
2003..........................       1        20,500         4.0          429,987        20.97
2004..........................       -             -           -                -            -
2005..........................       2        98,167        19.2        1,871,498        19.06
2006..........................       3         6,577         1.3          464,415        70.61
2007..........................       3        68,897        13.6        1,483,964        21.54
2008 and thereafter...........       7       153,812        30.3        3,204,908        20.84
                                           ---------------------------------------------------
SUBTOTAL/WEIGHTED AVERAGE.....      32       466,076       91.7%      $10,375,221       $22.26
                                                                     ------------
Unleased at 12/31/97..........                41,924        8.3%
                                           --------------------
      TOTAL...................               508,000      100.0%
                                           ====================

-----------
(1) The Annualized Rent Per Leased Square Foot of Expiring Leases includes the effect of retail rental rates at this Property, which are generally higher than office rental rates. Excluding rental payments attributable to retail space at this Property, the weighted average Annualized Rent Per Leased Square Foot of Expiring Leases would be $20.34.

      1372 Broadway is located in the Fashion Center Business Improvement District ("BID"), which encompasses the area bordered to the north and south by 41st Street and 35th Street, respectively, and to the east and west by Avenue of the Americas and Ninth Avenue, respectively. The BID includes approximately 450 buildings with over 5,000 fashion-related tenants occupying more than 34 million square feet of office space. The Fashion Center BID provides a private, uniformed security force for on-street, five-day-per-week surveillance and response and a private, uniformed sanitation force. In addition, the BID has been responsible for the implementation of various special projects in the area, including the construction of handicapped access curbs and the installation of enhanced street lighting.

      The aggregate undepreciated tax basis of depreciable real property at 1372 Broadway for Federal income tax purposes was $52.9 million as of December 31, 1997. Depreciation and amortization are computed on the straight-line method over 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.164 per $100 of assessed value. The total annual tax for 1372 Broadway at this rate for the 1997-98 tax year, including the applicable BID tax, is $2,277,788 (at an assessed value of $21,793,000).

17 Battery Place

      Formerly an option property, the Company purchased a co-tenancy interest in 17 Battery Place in December 1997. 17 Battery Place is comprised of a 423,000 square foot glass and steel high-rise office structure (the "North Building") built in approximately 1972 and an 799,000 square foot Beaux Art office building (the "South Building") constructed in two-phases during the 1910's.

      The co-tenancy agreement contemplates the formation of a three unit condominium. The co-tenancy interest of the Company will be converted to two units comprising 389,000 square feet in the South Building and 422,000 square feet in the North Building. It is the current intention of the Company to complete the condominium organization process in the second quarter of 1998. The Company anticipates spending approximately $6.0 million on a redevelopment program which will include a new entrance and modernized lobby, facade repair and restoration, upgraded air conditioning, fire protection and electrical systems, and redecorated elevator lobby and corridors.

      The interest of the Company in 17 Battery is comprised of a co-tenancy interest in the co-tenancy that owns the land and building, and a note and mortgage encumbering the interest of the other co-tenant in the co-tenancy. The note and mortgage held by the Company are in the principal amount of $15,500,000. The obligation is due and payable on September 30, 1998. The note bears interest at 12% per annum. The entire interest obligation through maturity is cash-collateralized, with the cash collateral held by the Company. At the acquisition of the Property, a co-tenancy was created between a subsidiary of the Company and Upper, an arm's length third party. Pursuant to the co-tenancy agreement, the Company acts as managing and leasing agent for the entire property. The economic risks and benefits of the lower thirteen (13) floors (excluding certain portions of the ground floor) of the South Building and the entire North Building are vested with the Company, and these risks and benefits for the fourteenth and higher floors (together with certain tenanted areas of the ground floor) of the south building are vested with Upper.

      Pursuant to the co-tenancy agreement, the Company is restricted from renting 153,000 rentable square feet of currently vacant space in the portion of the Property which forms the Company's co-tenancy interest until December 31, 1998, other than to current tenants of the portion of the Property which forms Upper's co-tenancy interest.

      17 Battery Place is located in the re-emerging World Trade/Battery submarket of downtown Manhattan. The Property contains 811,000 rentable square feet (including approximately 802,421 square feet of office space and approximately 8,579 square feet of retail space), with floor plates ranging from 13,325 square feet to 30,740 square feet. Immediately adjacent to the Property is the Downtown Athletic Club ("DAC"), home of the Heisman Trophy award. Adjacent to the DAC is a 300,000 square foot rental apartment building conversion. In addition, the Property offers unobstructed views of New York Harbor, the Statue of Liberty and Ellis Island.

      As of December 31, 1997, approximately 78.6% of the rentable square footage in 17 Battery Place was leased (including space for leases that were executed as of December 31, 1997). The office space was 78.4% leased and the retail space was 100% leased. The following table sets forth certain information with respect to the Property:

                                                                   Annualized
                                                                 Rent per Leased
Year-End                                        Percent Leased     Square Foot
--------                                        --------------     -----------

1997...........................................       79             $20.52
1996...........................................       80              18.27

      As of December 31, 1997, 17 Battery Place was leased to 38 tenants operating in various industries, including security, not-for-profit and sales training, two of whom occupied 10% or more of the rentable square footage at the Property. New York City agencies occupied approximately 288,000 square feet (approximately 35.5% of the Property) under leases expiring on December 31, 2007, that provide for an aggregate annualized base rent as of December 31, 1997 of approximately $5.6 million (approximately $19.50 per square foot). The tenant has the right pursuant to these leases to cancel the term upon 270 days prior notice and payment of a cancellation penalty in the amount of the unamortized initial leasing costs. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      In addition, a not-for-profit organization occupied approximately 124,000 square feet (approximately 15.3% of the Property) under a lease expiring on December 31, 2002 that provides for annualized base rent as of December 31, 1997 of approximately $2.6 million (approximately $21.00 per square foot). The tenant has the right pursuant to the lease to cancel up 99,755 rentable square feet of the tenancy on six months' prior notice, upon payment of a cancellation penalty in the amount of the unamortized initial leasing costs for the cancelled space. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      The following table sets out a schedule of the annual lease expirations at 17 Battery Place with respect to leases executed as of December 31, 1997 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                            Annualized
                                                                                             Rent Per
                                             Square                                        Leased Square
                               Number of   Footage of    Percentage of   Annualized Rent      Foot of
                                Expiring    Expiring      Total Leased     of Expiring       Expiring
Year of Lease Expiration         Leases      Leases       Square Feet        Leases           Leases
                               -------------------------------------------------------------------------
1998..........................      7        17,140            2.1%          $321,324         $18.75
1999..........................      8        56,793             7.0         1,161,576          20.45
2000..........................      6         9,629             1.2           389,171          40.42
2001..........................      6        53,761             6.6         1,004,785          18.69
2002..........................      3       134,654            16.7         2,843,176          21.11
2003..........................      2         9,493             1.2           295,488          31.13
2004..........................      1        25,161             3.1           528,381          21.00
2005..........................      3        39,807             4.9           830,695          20.87
2006..........................      -             -               -                 -              -
2007..........................      1       287,931            35.5         5,614,655          19.50
2008 & thereafter.............      1         2,700             0.3            84,000          31.11
                                          ---------                      ------------
Subtotal/Weighted Average.....     38       637,069           78.6%       $13,073,251         $20.52
                                                                         ============
Unleased at 12/31/97..........              173,747           21.4%
                                          ------------------------
Total.........................              810,816          100.0%
                                          ========================

-----------

      The aggregate undepreciated tax basis of depreciable real property at 17 Battery Place for Federal income tax purposes was $58.4 million as of December 31, 1997. Depreciation and amortization are computed on the straight-line method over 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.164 per $100 of assessed value. The total annual tax for 17 Battery Place at this rate for the 1997-98 tax year is $2,469,852 (at an assessed value of $24,300,000), of which the Company is responsible for approximately $2.0 million pursuant to its co-tenancy interest in the Property.

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

General Terms of Leases in the Midtown Markets

      Leases entered into for space in the Midtown Markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in excess of 10,000 square feet in the midtown Markets generally is ten to 15 years. The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each. The base rent during the initial term often will provide for agreed upon increases periodically over the term of the lease. Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value) but not less than the base rent payable at the end of the prior period. Leases typically do not provide for increases in rent based upon increases in the consumer price index.

      In addition to base rent, the tenant also generally will pay the tenant's pro rata share of increases in real estate tax and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in real estate taxes and building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year.

      Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed rate is included in the rent for electricity which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air-conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

      In a typical lease for new tenant, the landlord, at its expense, will deliver the premises with all existing improvements demolished and any asbestos abated. The landlord also typically will provide a tenant improvement allowance, which is a fixed sum which the landlord will make available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses upon submission of invoices for the cost of construction. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant.

Mortgage Indebtedness

      The Company has outstanding approximately $52.8 million of indebtedness secured by four of the Properties.

      The mortgage notes payable collateralized by the respective Properties and assignment of leases at December 31, 1997 are as follows:

     Property                          Mortgage Notes                  Balance
---------------------      ---------------------------------------     -------
                                                                      (in 000's)
50 West 23rd Street        Notes payable to an affiliate of            $21,000
                           Lehman Brothers with interest at a
                           blended rate of 7.33% as of
                           December 31, 1997 due December 2007
                           and August 2007.
29 West 35th Street        First mortgage note with interest             2,974
                           payable at 8.464%, due February 1, 2001
673 First Avenue           First mortgage note with interest            18,013
                           payable at 9.0%, due December 13, 2003
470 Park Avenue South      First mortgage note with interest            11,833
                           payable at 8.25%, due April 1, 2004
                                                                       -------
Total Mortgage Notes
  Payable                                                              $52,820
                                                                       =======

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

                                          SL GREEN REALTY CORP.


Dated: September 24, 1999                 By: /s/ Thomas E. Wirth
                                              ---------------------------------
                                              Thomas E. Wirth
                                              Chief Financial Officer

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                     Title                          Date
----------                     -----                          ----

/s/ Stephen L. Green*
---------------------------    Chairman of the Board,         September 24, 1999
Stephen L. Green                Chief Executive Officer and
                                President (Principal
                                Executive Officer)

/s/ David J. Nettina*
---------------------------    Executive Vice President,      September 24, 1999
David J. Nettina                Chief Operating Officer and
                                Chief Financial Officer
                                (Principal Financial Officer
                                and Principal Accounting
                                Officer)

/s/ Benjamin P. Feldman*
---------------------------    Executive Vice President,      September 24, 1999
Benjamin P. Feldman             General Counsel, Secretary
                                and Director

/s/ John H. Alschuler, Jr.*
---------------------------    Director                       September 24, 1999
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III*
----------------------------   Director                       September 24, 1999
Edwin Thomas Burton, III

/s/ John S. Levy*
---------------------------    Director                       September 24, 1999
John S. Levy

* - By Power of Attorney