Form 10-K405/A
period 1998-12-31
SL GREEN REALTY CORP
filed 1999-09-28
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              SL GREEN REALTY CORP.

                            FORM 10-K/A REPORT INDEX


10-K PART AND ITEM NO.                                                                PAGE
----------------------                                                                ----

PART I

1.  BUSINESS ...................................................................         3
2.  PROPERTIES .................................................................        10
3.  LEGAL PROCEEDINGS ..........................................................        22
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........................        23

PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......        24
6.  SELECTED FINANCIAL DATA ....................................................        24
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     OF OPERATIONS .............................................................        27
7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................        38
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................................        39
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
     FINANCIAL DISCLOSURE ......................................................        79

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................        79
11.  EXECUTIVE COMPENSATION ....................................................        79
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ............        82
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ............................        82

PART IV

14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K .....        82


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



PART I



                                ITEM 1. BUSINESS



GENERAL

     The Company is a self-managed Real Estate Investment Trust ("REIT") with in-house capabilities in property management, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of Stephen L. Green Properties. For more than 19 years, Stephen L. Green Properties has been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan. As of December 31, 1998, the Company owned interests in 18 Class B commercial properties encompassing approximately 6.3 million rentable square feet located primarily in midtown Manhattan (the "Properties"). The Company's wholly-owned interests in these properties represent fee ownership (14), including ownership in condominium units, leasehold ownership (2) and operating sublease ownership (2). Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 1998, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 93%. In addition, the Company continues to manage six office properties owned by third-parties and affiliated companies encompassing approximately 1.6 million rentable square feet.

     Stephen L. Green Properties was founded in 1980 by Stephen L. Green, its Chairman, President and Chief Executive Officer. Since that time, Stephen L. Green Properties became a full service, fully integrated real estate company. Prior to the Company's Initial Public Offering (the "Offering" or "IPO") in August 1997, Stephen L. Green Properties had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

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

     The net cash proceeds received by the Company from the Offering (after deducting underwriting discounts) was $228.7 million. The Company utilized approximately $42.6 million of the Offering proceeds to repay mortgage indebtedness encumbering the properties, including $1.5 million for prepayment penalties and other financing fees and expenses, approximately $6.6 million to purchase the direct or indirect interests of certain participants in the properties, approximately $95.5 million to acquire properties, approximately $3.4 million to pay certain expenses incurred in the Formation Transactions, $35.6 million to repay a loan from Lehman Brothers Holdings, Inc. ("LBHI") (which included $20 million to repay a loan that was made to Green Realty LLC, a Company indirectly owned by Stephen L. Green), $1.8 million to fund the advisory fee payment to Lehman Brothers, Inc. and $41.7 million to fund capital expenditures, general working capital needs and future acquisitions.

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

     At December 31, 1998 the Operating Partnership had 26,379,882 outstanding partnership units. These outstanding units were the result of (i) 23,115,000 units issued to the Company in exchange for the net proceeds from the Company's initial and secondary public offering of 23,115,000 common shares, (ii) 2,383,284 units representing 9.2% of the total units outstanding were issued for the contribution of interests in the properties owned by Green Properties Inc. immediately prior to the IPO and 100% (representing 95% of the economic interest) of the non-voting common stock of the Service Corporations (iii) 44,772 units issued for partial consideration for the 50% fee interest in the property located at 711 Third Avenue in July 1998 and
(iv) the issuance of 836,826 units underlying common shares of the Company previously issued to management and a Company financial advisor. The Company's management and continuing investors own 3,179,281 units and common stock or 12.1% of the common equity.

     Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. All of the management and leasing operations with respect to the properties as well as leasing operations with respect to a portion of the properties not owned by the Company is conducted through the management LLC. The operating partnership owns 100% of the management LLC. Pursuant to the terms of the Operating Partnership's partnership agreement, the Units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their Units as a limited partner without the consent of the Company.

     THE SERVICE CORPORATIONS. In order to maintain the Company's qualifications as a REIT while realizing income from management, leasing, tenant representation and construction contracts with third parties, all of these service operations with respect to properties in which the Company will not own 100% of the interest are conducted through these Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership expects to receive substantially all of the cash flow from the Service Corporations' operations. All of the voting common stock of the Corporations' (representing 5% of the total equity) is held by the Service Corporation LLC. This controlling interest gives the Service Corporation LLC the power to elect all directors of the Service Corporation.

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


COMPETITION IN ITS MARKETPLACE

     All of the Properties are located in highly developed areas of Manhattan that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next six largest central business district office markets in the Unites States combined. Of the total inventory of 379 million rentable square feet in Manhattan, approximately 172 million rentable square feet is comprised of Class B office space and 207 million rentable square feet is comprised of Cass A office space. Many tenants have been attracted to Class B properties in part because of their relatively less expensive rental rates (as compared to Class A properties) and the tightening of the Class A office market in midtown Manhattan. Consequently, an increase in vacancy rates and/or a decrease in rental rates for Class A office space would likely have an adverse effect on rental rates for Class B office space. Also, the number of competitive Class B office properties in Manhattan (some of which are newer and better located) could have a material adverse effect on the Company's ability to lease office space at its properties, and on the effective rents the Company is able to charge.

     In addition, the Company competes with other property owners that have greater resources than the Company. In particular, although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan Class B office properties, the Company may in the future compete with such other REITs. In addition, the Company may face competition from other real estate companies (including other REITs that currently invest in markets other than Manhattan) that have greater financial resources than the Company or that are willing to acquire properties in transactions which are more highly leveraged than the Company is willing to undertake. The Company also faces competition from other real estate companies that provide management, leasing and construction similar to those to be provided by the Service Corporations. In addition, certain requirements for REIT qualification may in the future limit the Company's ability to increase operations conducted by the Service Corporations without jeopardizing the Company's qualifications as a REIT.


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

     The following table sets forth certain information with respect to each of the Properties as of December 31, 1998:


                                                                                                                            Annual
                                                                                                                              Net
                                                             Percentage                                         Annualized Effective
                                                                 of                           Percentage           Rent      Rent
                                                 Approximate  Portfolio                           of                Per       Per
                        Year                      Rentable    Rentable                         Portfolio Number   Leased    Leased
                       Built/                      Square      Square   Percent Annualized    Annualized   of     Square    Square
                      Renovated Submarket           Feet        Feet    Leased    Rent(1)        Rent    Leases  Foot(2)   Foot(3)
                      --------- ---------           ----        ----    ------    -------        ----    -------  -------   -------
PROPERTY
17 Battery Place..... 1903/1973 World Trade/       811,000      13.0%     85%   $14,260,149       9.9%       45   $20.69    $18.93
                                  Battery Place
29 W. 35th Street.... 1911/1985 Garment             78,000       1.2      97      1,533,539       1.2        11    20.31     19.50
50 W. 23rd Street.... 1892/1992 Chelsea            333,000       5.3      96      6,319,275       4.4        16    19.74     19.55
36 West 44th.........           Grand Central
  Street (5)......... 1922/1985   North            165,000(5)    2.6     100      4,579,606(5)    3.2        69    27.19     24.62

70 W. 36th Street.... 1923/1994 Garment            151,000       2.4     100      2,815,529       2.0        45    18.22     14.82
110 E. 42nd Street... 1921/---- Grand Central No.  251,000       4.0      72      4,543,456       3.1        35    25.19     26.37
470 Park Avenue                 Park Avenue
  South(4)........... 1912/1994 South              260,000(4)    4.2      99      6,176,569       4.3        34    23.90     19.73
633 Third Avenue (7). 1962/---- Grand Central No.   41,000       0.7     100      1,709,433       1.2         3    42.08     44.64
673 First Avenue..... 1928/1990 Grand Central      422,000       6.8     100     10,733,289       7.5        18    25.43     23.40
                                South
1140 Avenue of the              Rockefeller
  Americas........... 1926/1951 Center             191,000       3.0     100      5,381,583       3.7        40    28.18     26.80
1372 Broadway ....... 1914/1985 Garment            508,000       8.1      99     10,988,757       7.6        48    21.85     22.43
1414 Avenue of the              Rockefeller
  Americas........... 1923/1990 Center             111,000       1.8      99      3,783,035       2.6        37    33.42     34.67
1466 Broadway........ 1907/1982 Garment            289,000       4.6      90      9,190,417       6.4       139    35.33     35.74
420 Lexington (8).... 1927/1982 Grand Cent.No.   1,188,000      19.0      98     29,452,425      20.4       294    25.30     25.65
321 W. 44th Street... 1929/---- Times Square       203,000       3.3      97      3,310,026       2.3        40    16.81     18.23
440 Ninth Avenue..... 1927/1989 Penn Station       339,000       5.4      73      4,441,837       3.1        19    17.95     17.49
711 Third Avenue..... 1955/---- Grand Cent.No.     524,000       8.4      96     15,194,853      10.5        29    30.21     27.36
1412 Broadway (9).... 1927/1989 Garment            389,000       6.3      89      9,714,657       6.7       123    28.06     30.71
                                                   -------------------------------------------------------------------------------

Total/Weighted
  Average............                            6,254,000(6)  100.0%     93%  $144,128,435     100.0%    1,045   $24.70    $24.02
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

HISTORICAL OCCUPANCY. The Company has historically achieved consistently higher occupancy rates in comparison to the overall Class B Midtown Markets, as shown in the following table:

                                                       OCCUPANCY RATE OF CLASS B
                                        PERCENT            OFFICE PROPERTIES
                                     LEASED AT THE           IN THE MIDTOWN
                                     PROPERTIES (1)           MARKETS (2)
                                     --------------           -----------
December 31, 1998.................         93                      92%
December 31, 1997.................         94                      90
December 31, 1996.................         95                      89
December 31, 1995.................         95                      87
December 31, 1994.................         98                      86
December 31, 1993.................         96                      84

----------
(1) Includes space for leases that were executed as of the relevant date in Properties owned by the Company or SL Green as of that date.

(2) Includes vacant space available for direct lease, but does not include vacant space available for sublease; including vacant space available for sublease would reduce the occupancy rate as of each date shown. Sources:
      RELocate, Rosen Consulting Group.

LEASE EXPIRATIONS. Leases at the Properties, as at many other Manhattan office properties, typically extend for a term of ten or more years, compared to typical lease terms of 5-10 years in other large U.S. office markets. From January 1, 1994 through December 31, 1998, the Company or its predecessor renewed approximately 75% of the leases scheduled to expire at the Properties owned and managed by the Company or its predecessor during such period, constituting renewal of approximately 75% of the expiring rentable square footage during such period. Through December 31, 2003, the average annual rollover at the Properties and the Pending Acquisitions is approximately 478,909 square feet, representing an average annual expiration of 7.7% of the total leased square feet at the Properties and the Pending Acquisitions per year (assuming no tenants exercise renewal or cancellation options and no tenant bankruptcies or other tenant defaults).

      The following table sets out a schedule of the annual lease expirations at the Properties with respect to leases in place as of December 31, 1998 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                           ANNUALIZED
                                                                             RENT
                                                PERCENTAGE                   PER
                                       SQUARE       OF       ANNUALIZED     LEASED
                             NUMBER   FOOTAGE      TOTAL       RENT         SQUARE
                               OF        OF       LEASED        OF         FOOT OF
                            EXPIRING  EXPIRING    SQUARE     EXPIRING      EXPIRING
YEAR OF LEASE EXPIRATION     LEASES    LEASES      FEET      LEASES(1)     LEASES (2)
------------------------     ------    ------      ----      ---------     ----------
1999......................     187     468,608     8.03%    $11,455,082     $24.44
2000......................     189     584,596    10.02%     15,710,736      26.87
2001......................     132     488,748     8.38%     12,195,526      24.95
2002......................     119     604,686    10.36%     14,937,901      24.70
2003......................     126     498,795     8.55%     12,905,091      25.87
2004......................      67     491,493     8.42%     11,716,979      23.84
2005......................      43     510,807     8.76%     11,576,147      22.66
2006......................      40     356,778     6.12%      9,054,378      25.38
2007......................      49     518,019     8.88%     11,218,746      21.66
2008......................      40     511,645     8.77%     13,348,965      26.09
2009 & thereafter.........      53     800,161    13.71%     20,008,884      25.01
                             --------------------------------------------------------

      Total/weighted
        average...........   1,045   5,834,336       93%   $144,128,435     $24.70
                            =========================================================

----------
(1) Annualized Rent of Expiring Leases, as used throughout this report, represents the monthly contractual rent under existing leases as of December 31, 1998 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 1998 for the 12 months ending December 31, 1999 are approximately $3,052,000.

(2) Annualized Rent Per Leased Square Foot of Expiring Leases, as used throughout this report, represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

TENANT DIVERSIFICATION. The Properties currently are leased to over 1,000 tenants which are engaged in a variety of businesses, including publishing, health services, retailing and banking. The following table sets forth information regarding the leases with respect to the 20 largest tenants at the Properties and the Pending Acquisitions, based on the amount of square footage leased by such tenants as of December 31, 1998:

                                                                                     PERCENTAGE
                                                                                         OF                       PERCENTAGE
                                                                                      AGGREGATE                       OF
                                                                                      PORTFOLIO                    AGGREGATE
                                                        REMAINING                      LEASED                      PORTFOLIO
                                                       LEASE TERM    TOTAL LEASED      SQUARE     ANNUALIZED      ANNUALIZED
TENANT(1)                               PROPERTIES      IN MONTHS     SQUARE FEET       FEET         RENT            RENT
---------                               ----------      ---------     -----------       ----         ----            ----
City Of New York.............   17 Battery Place            108         295,371         5.06%     $5,614,655         4.18%
NYANA........................   17 Battery Place             48         132,306         2.27%      2,710,544         2.02%
MetroNorth...................   Graybar Building            205         129,675         2.22%      2,477,452         1.85%
Parade Publications..........   711 Third Avenue            140          82,444         1.41%      1,813,768         1.35%
Dow Jones....................   Graybar Building             31          82,431         1.41%      2,562,788         1.91%
UNICEF.......................   673 First Avenue             60          80,000         1.37%      2,165,092         1.61%
Kallir, Philips & Ross.......   673 First Avenue             66          80,000         1.37%      1.910,515         1.42%
NY Presbterian Hospital......   673 First Avenue             92          76,000         1.30%      1,898,558         1.41%
Gibbs & Cox..................   50 West 23rd Street          80          71,200         1.22%      1,591,802         1.15%
Crains Communications........   711 Third Avenue            121          66,735         1.14%      2,068,785         1.54%
Capital-Mercury..............   1372 Broadway                79          64,122         1.10%      1,292,732         0.96%
Board of Education of the City
   of New York...............   50 West 23rd Street         138          64,000         1.10%        700,000         0.52%
Leslie Fay Companies.........   1412 Broadway               116          60,999         1.05%      1,731,996         1.29%
Ann Taylor...................   1372 Broadway               139          58,975         1.01%      1,199,389         0.89%
Ross Stores..................   1372 Broadway               101          57,094         0.98%      1,193,323         0.89%
NationsBank..................   1372 Broadway                15          55,238         0.95%      1,364,343         0.95%
Escada.......................   1412 Broadway                92          49,038         0.84%      1,639,118         1.22%
Newport News.................   711 Third Avenue            147          48,468         0.83%      1,163,232         0.87%
Hill Knowlton/JW Thompson....
                                Graybar Building             92          47,977         0.82%      1,199,424         0.89%
Bank Leumi...................   Graybar Building            115          47,610         0.82%      1,356,885         1.01%
                                                       -------------------------------------------------------------------

TOTAL/Weighted Average(2)....                                         1,649,683        28.27%    $37,654,401        27.85%
                                                                    ======================================================

----------
(1) This list is not intended to be representative of the Company's tenants as a whole.

(2) Weighted average calculation based on total rentable square footage leased by each tenant.

17 BATTERY PLACE

      The Company purchased a co-tenancy interest in 17 Battery Place in December 1997. 17 Battery Place is comprised of a 423,000 square foot glass and steel high-rise office structure (the "North Building") built in approximately 1972 and an 799,000 square foot Beaux Art office building (the "South Building") constructed in two-phases during the 1910's.

      During 1998 the building was converted into a three unit condominium. The Company's co-tenancy interest was converted to two units comprising 389,000 square feet in the South Building and 422,000 square feet in the North Building. The Company anticipates spending approximately $11.2 million on a redevelopment program which will include a new entrance and modernized lobby, facade repair and restoration, upgraded air conditioning, fire protection and electrical systems, and redecorated elevator lobby and corridors.

      The interest of the Company in 17 Battery is comprised of its condominium interests, and a note and mortgage encumbering the interest of the other co-tenant in the co-tenancy. The note and mortgage held by the Company are in the principal amount of $15,500,000. The obligation was due and payable on September 30, 1998 and was extended to March 31, 1999. The note bears interest at 12% per annum. The entire interest obligation through the extended maturity is cash-collateralized, with the cash collateral held by the Company. The Company acts as managing and leasing agent for the entire property. The economic risks and benefits of the lower thirteen (13) floors (excluding certain portions of the ground floor) of the South Building and the entire North Building are vested with the Company, and these risks and benefits for the fourteenth and higher floors (together with certain tenanted areas of the ground floor) of the south building are vested with co-tenant.

      17 Battery Place is located in the World Trade/Battery submarket of downtown Manhattan. The Property contains 811,000 rentable square feet (including approximately 802,421 square feet of office space and approximately 8,579 square feet of retail space), with floor plates ranging from 13,325 square feet to 30,740 square feet. Immediately adjacent to the Property is the Downtown Athletic Club ("DAC"), home of the Heisman Trophy award. Adjacent to the DAC is a 300,000 square foot rental apartment building conversion. In addition, the Property offers unobstructed views of New York Harbor, the Statue of Liberty and Ellis Island.

      As of December 31, 1998, approximately 85% of the rentable square footage in 17 Battery Place was leased (including space for leases that were executed as of December 31, 1998). The office space was 86% leased and the retail space was 55% leased. The following table sets forth certain information with respect to the Property:


                                               ANNUALIZED
                                             RENT PER LEASED
YEAR-END                    PERCENT LEASED     SQUARE FOOT
--------                    --------------     -----------
1998.......................      85%             $20.69
1997.......................      79               20.52
1996.......................      80               18.27

      As of December 31, 1998, 17 Battery Place was leased to 33 tenants operating in various industries, including security, not-for-profit and sales training, two of whom occupied 10% or more of the rentable square footage at the Property. New York City agencies occupied approximately 292,000 square feet (approximately 36% of the Property) under leases expiring on December 31, 2007, that provide for an aggregate annualized base rent as of December 31, 1998 of approximately $5.6 million (approximately $19.22 per square foot). The tenant has the right pursuant to these leases to cancel the term upon 270 days prior notice and payment of a cancellation penalty in the amount of the unamortized initial leasing costs. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      In addition, a not-for-profit organization occupied approximately 132,000 square feet (approximately 16% of the Property) under a lease expiring on December 31, 2002 that provides for annualized base rent as of December 31, 1998 of approximately $2.7 million (approximately $20.50 per square foot). The tenant has the right pursuant to the lease to cancel up 99,755 rentable square feet of the tenancy on six months' prior notice, upon payment of a cancellation penalty in the amount of the unamortized initial leasing costs for the cancelled space. In addition to annualized base rent, this tenant pays real estate tax escalations and operating escalations in excess of a base year amount.

      The following table sets out a schedule of the annual lease expirations at 17 Battery Place with respect to leases executed as of December 31, 1998 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                            ANNUALIZED
                                              SQUARE                                         RENT PER
                                NUMBER OF   FOOTAGE OF    PERCENTAGE OF  ANNUALIZED RENT   LEASED SQUARE
                                EXPIRING     EXPIRING     TOTAL LEASED    OF EXPIRING        FOOT OF
YEAR OF LEASE EXPIRATION          LEASES      LEASES       SQUARE FEET       LEASES       EXPIRING LEASES
------------------------          ------      ------       -----------       ------       ---------------
1999...........................     10        82,257          10.1%       $ 1,889,166          $22.97
2000...........................      6        16,308           2.0%           401,668           24.63
2001...........................      4        38,505           4.7%           571,531           14.84
2002...........................      3       112,633          13.9%         2,997,786           26.62
2003...........................      7        14,762           1.8%           421,636           28.56
2004...........................      4        30,535           3.8%           680,351           22.28
2005...........................      3        53,643           6.6%           827,967           15.43
2006...........................      2        31,740           3.9%           612,369           19.29
2007...........................      1       269,631          33.3%         5,015,225           18.60
2008...........................      4        36,480           4.5%           758,450           20.79
2009 & thereafter..............      1         2,700           0.3             84,000           31.11
                                 ------------------------------------------------------------------------
Subtotal/Weighted Average......     45       689,194          84.9%       $14,260,149          $20.69
                                             =======                      ===========

      The aggregate undepreciated tax basis of depreciable real property at 17 Battery Place for Federal income tax purposes was $65.5 million as of December 31, 1998. Depreciation and amortization are computed on the straight-line method over 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.236 per $100 of assessed value. The total annual tax including applicable BID taxes for 17 Battery Place at this rate for the 1998-99 tax year is $2.5 million (at an assessed value of $22.5 million), of which the Company is responsible for approximately $1.7 million pursuant to its co-tenancy interest in the Property.

420 LEXINGTON AVENUE (THE GRAYBAR BUILDING)

      The Company purchased the operating sublease at the Graybar Building, a.k.a. 420 Lexington Avenue in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub-market of the midtown Manhattan office market. The Property was designed by Sloan and Robertson and completed in 1927. The building takes its name from its original owner, the Graybar Electric Company. The Property contains approximately 1.2 million rentable square feet (including approximately 1,150,000 square feet of office space, 12,260 square feet of mezzanine space and 27,463 square feet of retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet. The Company anticipates restoring the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades including steam cleaning the facade, new entrance and storefronts, new lobby, elevator cabs, and elevator lobbies and corridors.

      The Graybar Building offers unsurpassed convenience to transportation. This Property enjoys excellent accessibility to a wide variety of transportation options with a direct passageway to Grand Central Station. Grand Central Station is the major transportation destination for commutation from southern Connecticut and Westchester County. Major bus and subway lines serve this Property, as well. The Property is ideally located to take advantage of the renaissance of Grand Central Terminal, which is being redeveloped into a major retail/transportation hub containing restaurants such as Michael Jordan's Steakhouse and retailers such as Banana Republic and Kenneth Cole.

      The Graybar Building consists of the building at 420 Lexington Avenue and fee title to a portion of the land above the railroad tracks and associated structures which form a portion of the Grand Central Terminal complex in midtown Manhattan. The Company interest consists of a tenant's interest in a controlling sublease, as described below. The ownership structure of the Graybar Building is as follows.

      Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns landlord's interest under a lease (the "Ground Lease") the term of which expires December 31, 2008 subject to renewal by the tenant through December 31, 2029. The Company controls the exercise of this renewal option through the terms of the subordinate leases described below.

      The tenant under the Ground Lease is the holder of the landlord's interest under a lease (the "Ground Sublease") which is coterminous (except that it ends on December 30, 2029) and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Ground Sublease is held by an unaffiliated third party. The tenant under the Ground Sublease is the holder of the landlord's interest under a lease (the "Operating Lease") which is coterminous (except that it ends on December 28, 2029) and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Operating Lease is held by an unaffiliated third party. The tenant under the Operating Lease is the holder of the landlord's interest under a lease (the "Operating Sublease") which is coterminous and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Operating Sublease is held by the Company.

      As of December 31, 1998, approximately 98% of the rentable square footage in the Graybar Building was leased. The office space was 98% leased, the mezzanine space was 98% leased and the retail space was 97% leased. The following table sets forth certain information with respect to the Property:


                                                  ANNUALIZED
                                                RENT PER LEASED
YEAR-END                      PERCENT LEASED      SQUARE FOOT
--------                      --------------      -----------
1998........................        98              $25.30
1997........................        86               26.80
1996........................        88               27.26
1995........................        91               28.97

      As of December 31, 1998, the Graybar Building was leased to 277 tenants operating in various industries, including legal services, financial services and advertising, none of whom occupied 10% or more of the rentable square footage at the Property.

      The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 1998 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                                 ANNUALIZED
                                                    SQUARE       PERCENTAGE     ANNUALIZED        RENT PER
                                        NUMBER     FOOTAGE           OF            RENT            LEASED
                                          OF          OF            TOTAL           OF         SQUARE FOOT OF
                                       EXPIRING    EXPIRING     LEASED SQUARE    EXPIRING         EXPIRING
YEAR OF LEASE EXPIRATION                LEASES      LEASES          FEET          LEASES           LEASES
------------------------                ------      ------          ----          ------           ------
1999..............................        52        179,956         15.1%      $ 4,161,408         $23.12
2000..............................        65        145,151         12.2%        3,496,576          24.09
2001..............................        40        149,738         12.6%        3,712,362          24.79
2002..............................        37        146,962         12.4%        3,610,698          24.57
2003..............................        36         85,081          7.2%        2,244,672          26.38
2004..............................        15         57,413          4.8%        1,538,669          26.80
2005..............................        12         50,605          4.3%        1,339,284          26.47
2006..............................         9         72,742          6.1%        1,932,241          26.56
2007..............................        13         35,243           3.0        1,041,610          29.56
2008..............................         7        168,601         14.2%        4,446,838          26.37
2009 and thereafter...............         8         72,581          6.1%        1,928,067          26.56
                                        -----------------------------------------------------------------
Subtotal/Weighted average.........       294      1,164,073         98.0%      $29,452,425         $25.30
                                                  =========                    ===========

      The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $84.1 million as of December 31, 1998. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

      The current real estate tax rate for all Manhattan office properties is $10.236 per $100 of assessed value. The total annual tax for the Graybar Building at this rate including the applicable BID tax for the 1998-99 tax year is $6.5 million (at a taxable assessed value of $63 million).

1412 BROADWAY

1412 Broadway is a 25-story, 389,000 square foot office building located on Broadway between 39th and 40th Street in the submarket, two blocks from Times Square. The building was constructed in 1927 and has undergone substantial renovation within the last five years. These renovations include lobby upgrades, installation of a new entryway, new video security, and elevator modernization, at an aggregate cost of approximately $5 million. The Company owns a 100% fee simple interest in the property. The property contains approximately
374,000 square feet of office space and 15,000 square feet of retail space.

As of December 31, 1998, approximately 89% of the rentable square footage in 1412 was leased. The office space was 88% leased and the retail space was 100% leased. The following table sets forth certain information with respect to the property:

                                 PERCENT     ANNUALIZED RENT PER LEASED
YEAR END                          LEASED             SQUARE FOOT
--------                          ------             -----------
1998............................   98%                 $28.06

As of December 31, 1998, the property was leased to 110 tenants operating primarily in the fashion industry. The three largest tenants in the fashion industry occupy more than 10% of the property. The largest tenant occupies approximately 61,000 rentable square feet of office/showroom space (at an annualized rent of $28.39 per square foot) and the lease expires in August 2008. The second largest tenant occupies approximately 49,000 rentable square feet of office space (at an annualized rent of $33.42 per square foot) and the lease expires in August 2006. The third largest tenant occupies approximately 40,000 rentable square feet of office space (at an annualized rent of $25.78 per square foot) and the lease expires in March 2008.

The following table sets out a schedule of the property's annual lease expirations with respect to leases executed as of December 31, 1998 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                                    ANNUALIZED
                                                                                                     RENT PER
                                                    SQUARE        PERCENTAGE OF                      LEASED
                                                   FOOTAGE           TOTAL         ANNUALIZED        SQUARE
                                   NUMBER OF          OF             LEASED          RENT OF         FOOT OF
                                   EXPIRING        EXPIRING          SQUARE         EXPIRING         EXPIRING
 YEAR OF LEASE EXPIRATION           LEASES          LEASES           FOOTAGE         LEASES           LEASES
 ------------------------           ------          ------           -------         ------           ------
                     1999                   43          18,845             4.8%      $  782,705        $  41.53
                     2000                   20          37,862             9.7%       1,100,808           29.07
                     2001                   16          28,276             7.3%         707,530           25.02
                     2002                   11          18,587             4.8%         612,682           32.96
                     2003                   18          42,429            10.9%         941,386           22.19
                     2004                    2           6,800             1.7%         141,837           20.86
                     2005                    2          10,617             2.7%         140,152           13.20
                     2006                    4          56,762            14.6%       1,932,875           34.05
                     2007                    1           2,910             0.7%         178,200           61.24
                     2008                    4         114,996            29.6%       2,892,482           25.15
      2009 and thereafter                    2           8,126             2.1%         284,000           34.95
                                --------------------------------------------------------------------------------

Subtotal/Weighted Average                  123         346,210            88.9%     $ 9,714,657        $  28.06
                                ================================================================================

The aggregate undepreciated tax basis of depreciable real property at 1412 Broadway for Federal income tax purposes was $65.1 million as of December 31, 1998. Depreciation and amortization are computed on the straight-line method over 39 years.

The current real estate tax rate for all Manhattan office properties is $10.236 per $100 of assessed value. The total annual tax for 1412 Broadway at this rate for the 1998-99 tax year is $1.7 million (at an assessed value of $16.8 million).

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


GENERAL TERMS OF LEASES IN THE MIDTOWN MARKETS

     Leases entered into for space in the Midtown Markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in excess of 10,000 square feet in the midtown Markets generally is ten to 15 years. The tenant often will negotiate an option to extend the term of the lease for one to two renewal periods of five years each. The base rent during the initial term often will provide for agreed upon increases periodically over the term of the lease. Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value) but not less than the base rent payable at the end of the prior period. Leases typically do not provide for increases in rent based upon increases in the consumer price index.

     In addition to base rent, the tenant also generally will pay the tenant's pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in real estate taxes and building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year.

     Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

     In a typical lease for a new tenant, the landlord, at its expense, will deliver the premises with all existing improvements demolished and any asbestos abated. The landlord also typically will provide a tenant improvement allowance, which is a fixed sum which the landlord will make available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission of invoices for the cost of construction. However, in certain leases, (most often for relatively small amounts of space), the landlord will construct the premises for the tenant.


MORTGAGE INDEBTEDNESS

     The Company has outstanding approximately $138.4 million of indebtedness secured by nine of the Properties.

     The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1999 are as follows:



      Property Locations                            Mortgage Notes                       1998
--------------------------------  ------------------------------------------------  --------------
                                                                                      (In 000's)
50 West 23rd Street                 Note paybale to GMAC with interest at 7.33%
                                    due December 2007                                   $21,000
29 West 35th Street                 First mortgage note with interest payable at
                                    8.464%, due February 1, 2001                          2,903
673 First Avenue                    First mortgage note with interest payable at
                                    9.0%, due December 13, 2003                          16,452
470 Park Avenue South               First mortgage note with interest payable at
                                    8.25% payable at 8.25%, due April 1, 2004            10,507
1412 Broadway and                   Loan with Prudential Securities with interest
  633 Third Avenue                  based on LIBOR plus 2% (7.58% at
                                    December 31, 1998) due December 30, 1999             51,500
36 West 44th Street,                Loan with Lehman Brothers with interest
  1414 Avenue of the Americas       based on LIBOR plus 2.758 (8.29% at
  and 70 West 36th Street           December 31, 1998) due December 15, 1999             36,000
                                                                                      ---------

                                    Total mprtgage notes payable                       $138,362
                                                                                      =========

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

     On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less than the $140 million which is calculated by several factors including recent acquisition activity and the most recent quarterly operating performance of certain unencumbered properties. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the LIBOR applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios.

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
                                                     ========    ========


In compliance with the White Paper issued by NAREIT the Company has excluded a loss from a hedge transaction ($176,000) and a loss on a terminated transaction ($1.1 million) from the calculation of Funds from Operations. The Company believes these transactions are non-recurring based on the Company's operating history of not entering into these types of transactions and, therefore, are non-recurring and would materially distort the Company's performance if included in the calculation of Funds from Operations.

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

     The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, as effective hedges for identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. Hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


SL GREEN REALTY CORP

Consolidated Balance Sheets as of December 31, 1998 and 1997..............................................      42
Consolidated Statements of Income for the year ended December 31, 1998 and the period August 21,
  1997 (Inception) to December 31, 1997...................................................................      44
Consolidated Statements of Stockholders' Equity for the year ended December 31, 1998 and
  for the period August 21, 1997 (Inception) to December 31, 1997 ........................................      45
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and
  for the period August 21, 1997 (Inception) to December 31, 1997.........................................      47
Notes to Consolidated Financial Statements ...............................................................      49


THE SL GREEN PREDECESSOR

Combined Statements of Income for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996  ..................................................      44
Combined Statements of Owners' Equity (Deficit) for the period
  January 1, 1997 to August 20, 1997 and the year ended December 31, 1996 ................................      46
Combined Statements of Cash Flows for the period January 1, 1997
  to August 20, 1997 and the year ended December 31, 1996 ................................................      47
Notes to the Combined Financial Statements ...............................................................      49


UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS Combined
Statements of Operations for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996 ...................................................      68
Combined Statements of Owners' Deficit for the period January 1,
  1997 to August 20, 1997 and the year ended December 31, 1996 ...........................................      69
Combined Statements of Cash Flows for the period January 1, 1997 to
  August 20, 1997 and the year ended December 31, 1996 ...................................................      70
Notes to Combined Financial Statements ...................................................................      72


Schedule

Schedule III Real Estate and Accumulated Depreciation as of
  December 31, 1998 ......................................................................................      77



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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

                             EXECUTIVE COMPENSATION

         The Company was organized as a Maryland corporation in June 1997. The following table sets forth information regarding the base compensation awarded to the Company's Chief Executive Officer and each of the Company's other five most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") whose base salary (other than the Chief Executive Officer) on an annualized basis exceeded $100,000 during the fiscal year ended December 31, 1998.

                                            SUMMARY COMPENSATION TABLE

                                                                           ANNUAL COMPENSATION
                                                   -----------------------------------------------------------------
                                                                                            LONG
                                                                                            TERM
NAME AND PRINCIPAL POSITION                        YEAR     SALARY($)      BONUSES($)     OPTIONS(1)   ALL OTHER ($)
---------------------------                        ----     ---------      ----------     ----------   -------------
Stephen L. Green, Chairman of the.........         1998     $250,000           -0-         $125,000         -0-
   Board, Chief Executive Officer                  1997     $250,000           -0-           -0-            -0-
David J. Nettina, President and...........         1998     $200,000        $100,000       $175,000      $307,000
   Chief Operating Officer                         1997     $200,000           -0-          $75,000         -0-
Steven H. Klein, Executive Vice...........         1998     $175,000         $75,000       $125,000      $100,000
   President-Acquisitions                          1997     $175,000           -0-          $50,000         -0-
Gerard Nocera, Executive Vice.............         1998     $175,000         $75,000       $125,000         -0-
   President-Leasing                               1997     $175,000           -0-          $50,000         -0-
Nancy A. Peck, Executive Vice
   President-Development..................         1998     $150,000         $50,000        100,000         -0-
   and Operations                                  1997     $150,000           -0-          $50,000         -0-
Benjamin P. Feldman, Executive Vice                1998     $150,000         $50,000        100,000         -0-
   President and General Counsel                   1997     $150,000           -0-          $50,000         -0-
Marc Holliday, Chief Investment
   Officer (2)............................         1998     $126,923         $50,000        300,000         -0-
Ann Isely, Chief Financial Officer (2) ...         1998     $100,961         $50,000         50,000        $40,055
-------------

(1) As of December 31, 1998, options to purchase a total of 1,698,000 shares of Common Stock have been granted to directors and employees of the Company, including options to purchase 1,100,000 shares of Common Stock granted to the Named Executive Officers. Excludes 100,000 options returned to the Company by David J. Nettina during 1999.

(2) Not employed During 1997.

         The following table sets forth the options granted with respect to the fiscal year ended December 31, 1998 to the Company's Named Executive Officers.

                                                                 OPTION GRANTS IN FISCAL YEAR 1998
                                                                                               POTENTIAL REALIZABLE
                                                        PERCENT OF                                VALUE AT ASSUMED
                                                           TOTAL                                  ANNUAL RATES OF
                                            NUMBER OF     OPTIONS    EXERCISE                       SHARE PRICE
                                           SECURITIES   GRANTED TO   PRICE PER                      APPRECIATION
                                           UNDERLYING    EMPLOYEES   SHARE OF                    FOR OPTION TERM (2)
                                             OPTIONS     IN FISCAL   COMMON      EXPIRATION   -------------------------
NAME                                       GRANTED(1)      YEAR       STOCK(3)      DATE         5%(4)        10%(5)
----                                       ----------   ----------   ---------   ----------   ----------   ------------
Stephen L. Green.......................     125,000        10.4%      $18.4375    10/05/08    $1,637,100   $ 4,270,855
David J. Nettina.......................     100,000         8.3%      $18.4375    10/05/08     1,309,608      3,416,684
Nancy A. Peck..........................      50,000         4.1%      $18.4375    10/05/08       654,844      1,708,342
Benjamin P. Feldman....................      50,000         4.1%      $18.4375    10/05/08       654,844      1,708,342
Steven H. Klein........................      75,000         6.2%      $18.4375    10/05/08       982,266      2,562,513
Gerard Nocera..........................      75,000         6.2%      $18.4375    10/05/08       982,266      2,562,513
Marc Holliday..........................     300,000        24.9%        $23.75    07/17/08     5,061,168     13,203,457
Ann Iseley.............................      50,000         4.1%        $22.50     0513/08       799,132      2,084,756


----------------------
(1) All options are granted at the fair market value of the common stock at the date of grant. These options will vest in three equal annual installments (rounded to the nearest whole share) over three years. . Excludes 100,000 options returned to the Company by David J. Nettina during 1999.

(2) In accordance with the rules of the Commission, these amounts are the hypothetical gains or "option spreads" that would exist for the respective options based on assumed rates of annual compound share price appreciation of 5% and 10% from the date the options were granted over the full option term. No gain to the optionee is possible without an increase in the price of the Common Stock, which would benefit all stockholders.

(3) The exercise price for the options are was based on the current market price of the Common Stock on the date of issuance.

(4) An annual compound share price appreciation of 5% from the issuance price of the Common Stock yields a price of $35.26 per share of Common Stock.

(5) An annual compound share price appreciation of 10% from the issuance price of the Common Stock yields a price of $58.82 per share of Common Stock.


         No options were exercised in 1998. The following table sets forth the value of options held at the end of 1998 by the Company's Named Executive Officers.


                                  AGGREGATED FISCAL YEAR-END 1998 OPTION VALUES

                                                                  NUMBER OF SHARES                 VALUE OF
                                                                     UNDERLYING                   UNEXERCISED
                                                                     UNEXERCISED                 IN-THE-MONEY
                                                                  OPTIONS AT FISCAL            OPTIONS AT FISCAL
                                                                      YEAR-END                  YEAR-END($)(1)
NAME                                                          EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                                                          -------------------------    -------------------------
Stephen L. Green........................................              0/125,000                   $0/$398,438
David J. Nettina........................................           25,000/150,000              $15,625/$350,000
Nancy A. Peck...........................................            16,666/83,334              $10,416/$180,209
Benjamin P. Feldman.....................................            16,666/83,334              $10,416/$180,209
Steven H. Klein.........................................           16,666/108,334              $10,416/$259,896
Gerard Nocera...........................................           16,666/108,334              $10,416/$259,896
Marc Holliday                                                         0/300,000                      $0/$0
Ann Iseley                                                            0/50,000                       $0/$0


-----------------
(1) The value of unexercised in-the-money options at fiscal year-end based on the fair market value for Common Stock, $21-5/8 share, as of December 31, 1998.


REPORT ON EXECUTIVE COMPENSATION

         The following is a report by the Company's Compensation Committee regarding the Company's executive compensation objectives, executive compensation program and the compensation of the Company's chief executive officer.

         EXECUTIVE COMPENSATION OBJECTIVES. The objective of the Company's executive compensation program is to attract, retain and motivate talented executives that will maximize stockholder value. In order to achieve this objective, in addition to annual base salaries, the executive compensation program utilizes a combination of long-term incentives through equity-based compensation and annual incentives through cash bonuses. The program is intended to align the interests of executives with those of the Company's stockholders by linking a portion of executive compensation directly to increases in stockholder value. The Company seeks to provide total compensation to its executive officers which is competitive with total compensation paid by REITs similar to the Company.

         PROCEEDINGS OF THE COMPENSATION COMMITTEE. The Compensation Committee determines compensation for the Company's executive officers and is comprised of three nonemployee directors, John H. Alschuler, Jr., Edwin Thomas Burton, III and John S. Levy. Final compensation determinations for each fiscal year generally are made after the end of the fiscal year and after audited financial statements for such year become available. At that time, base salaries for the following fiscal year are set to the extent not already dictated by the terms of existing employment agreements, cash bonuses, if any, will be determined for the past year's performance, and option grants, if any, will generally be made.

         The Compensation Committee exercises independent discretion in respect of executive compensation matters. With respect to the compensation of the Named Executive Officers other than Mr. Stephen L. Green, the Compensation Committee reviews the recommendations of Mr. Stephen L. Green.

         The following is a discussion of each element of the Company's executive compensation:

         ANNUAL BASE SALARY. Base salaries for each of the Named Executive Officers are the subject of the employment agreement between the Company and each such executive as indicated above.

         ANNUAL INCENTIVES. Annual incentives are provided in the form of cash bonuses to be paid if certain performance objectives are achieved. The Compensation Committee may in the future award cash bonuses based primarily upon the Company's level of Funds from Operations. Cash bonuses will also be subject to adjustment based upon the Compensation Committee's evaluation of an executive's personal performance. Mr. Nettina's employment and noncompetition agreement provides for a minimum annual cash bonus (commencing on the first anniversary of the date of the agreement) of $100,000.

         LONG-TERM INCENTIVES. Long-term incentives are provided through the grant of stock options. The grant of stock options are intended to align the executive's long-term objectives with those of the Company's stockholders. The Amended 1997 Stock Option and Incentive Plan is administered by the Compensation Committee, which has the discretion to determine those individuals to whom options will be granted, the number of shares subject to options and other terms and conditions of the options.

         1998 CHIEF EXECUTIVE OFFICER COMPENSATION. As indicated above, Stephen
L. Green's salary was determined prior to the IPO and prior to the formation of the Compensation Committee. Accordingly, the Compensation Committee took no action with respect to such determination. As indicated above, the Committee determined to forgo awards of cash bonuses to executive officers during the Company's first fiscal year of operations. During 1998 cash bonus awards were awarded to all the executive officers except for Stephen L. Green who requested that he forego a 1998 cash bonus award. A long-term award of stock options was granted to Mr. Green during 1998. The grant was for 10-year options to purchase 125,000 shares of the Company's common stock at $18.4375 per share.

         TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION. Section 162(m) of the Internal Revenue Code of 1986, as amended, limits the deductibility on the Company's tax return of compensation over $1 million to any of the named executive officers of the Company unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company's stockholders. The Compensation Committee's policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing Company executives with appropriate compensation for their performance. The Company did not pay any compensation during 1997 that would be subject to the limitations set forth in Section 162(m).

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


 Combined Statements of Cash Flows for the period January 1, 1997 to August 20, 1997 and the years ended December 31, 1996 ..............................................................47
 Notes to the Combined Financial Statements ..............................................................................49

UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS

 Combined Statements of Operations for the period January 1, 1997 to

   August 20, 1997 and the year ended December 31, 1996 ..................................................................68
 Combined Statements of Owners' Deficit for the Period January 1,
   1997 to August 20, 1997 and the year ended December 31, 1996 ..........................................................69
 Combined Statements of Cash Flows for the period January 1, 1997 to
   August 20, 1997 and the year ended December 31, 1996 ..................................................................70
 Notes to Combined Financial Statements ..................................................................................72

 (a)(2) Financial Statement Schedule

 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998..........................................77


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

                                INDEX TO EXHIBITS


(a)

EXHIBITS                                                                                                                        PAGE
--------                                                                                                                        ----
       3.1     Articles of Incorporation of the Company*
       3.2     Bylaws of the Company*
       4.1     Specimen Share certificate*
       10.1    Form of Agreement of Limited Partnership of the Operating Partnership*
       10.2    Form of Articles of Incorporation and Bylaws of the Management Corporation*
       10.3    Form of Articles of Incorporation and Bylaws of the Leasing Corporation*
       10.4    Form of Articles of Incorporation and Bylaws of the Construction Corporation*
       10.5    Form of Employment and Noncompetition Agreement among the Executive  Officers and the Company*
       10.6    Employment and Noncompetition Agreement between David J. Nettina and the Company*
       10.7    Form of Registration Rights Agreement between the Company and the persons named therein*
       10.8    Amended 1997 Stock Option and Incentive Plan
       10.9    Option to Purchase 110 East 42nd Street* 10.10  Assignment and Assumption of Contract**
       10.11   Contract of Sale between 110 East 42nd Street Associates Limited Partnership and Green 110 East 42nd
               Street Realty LLC**
       10.12   Option to Purchase 17 Battery Place*
       10.13   Amended and Restricted Agreement of Sale relating to 17 Battery  Place***
       10.14   Assignment and Assumption of Contract relating to 17 Battery Place***
       10.15   Assignment and Assumption of Agreement relating to 17 Battery Place***
       10.16   Tenancy in Common Agreement relating to 17 Battery Place***
       10.17   Amended and Restricted Substitute Mortgage Note No. 1 relating to 17 Battery Place***
       10.18   Senior Unsecured Credit Facility documentation between the Company and LBHI***
       12.1    Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
       21.1    Subsidiaries of the Registrant*
       27.1    Financial Data Schedule


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

                                             SL GREEN REALTY CORP.





Dated: September 24, 1999                   By:
                                                -----------------------
                                                Thomas E. Wirth
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signatures                 Title                                  Date
----------                 -----                                  ----


-------------------------  Chairman of the Board of Directors     March 15, 1999
Stephen L. Green            Chief Executive Officer



-------------------------  President and Chief Operating Officer  March 15, 1999
David J. Nettina            (Principal Executive Officer)


-------------------------  Executive Vice President and           March 15, 1999
Thomas E. Wirth             Chief Financial Officer
                            (Principal Financial Officer and
                            Principal Accounting Officer)


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