Form 10-Q
period 1999-09-30
SL GREEN REALTY CORP
filed 1999-11-15
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,203,633 at November 12, 1999.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                                                                     PAGE
      Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited)
       and December 31, 1998....................................................       3

      Condensed Consolidated Statements of Operations for the Three and Nine
       Months Ended September 30, 1999 and 1998 (unaudited).....................       5

      Condensed Consolidated Statement of Stockholders' Equity for the Nine
       Months Ended September 30, 1999 (unaudited)..............................       7

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 1999 and 1998 (unaudited) .................................       8

      Notes to Condensed Consolidated Financial Statements (unaudited)..........       9


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...........................................      14


ITEM 3.  MARKET RISK AND RISK MANAGEMENT POLICIES...............................      21



PART II.    OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................      22

SIGNATURES......................................................................      23

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements


                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                             (Dollars in Thousands)


                                                  September 30,     December 31,
                                                      1999              1998
                                                  -------------     ------------
                                                   (Unaudited)        (Note 1)

ASSETS
Commercial real estate properties, at cost:
Land and land interests                          $   137,144        $   112,123
Buildings and improvements                           618,886            488,914
Building leasehold                                   126,974             83,816
Property under capital lease                          12,208             12,208
                                                 -----------        -----------
                                                     895,212            697,061
Less accumulated depreciation                        (53,335)           (37,355)
                                                 -----------        -----------
                                                     841,877            659,706

Cash and cash equivalents                              8,409              6,236
Restricted cash                                       27,931             18,635
Tenant receivables net of allowance of
  $867 and $374 in 1999 and 1998,                      8,386              3,951
  respectively
Related party receivables                                728                182
Deferred rents receivable net of provision
  for doubtful accounts of $4,625 and
  $2,369 in 1999 and 1998, respectively               33,821             20,891
Investment in and advances to Service
  Corporations                                         4,886             10,694
Mortgage loans receivable and preferred
  investment                                          40,901             26,401
Investments in unconsolidated joint ventures          22,534                 --
Deferred costs, net                                   26,978             15,282
Other assets                                          13,790             15,755
                                                 -----------        -----------

Total assets                                     $ 1,030,241        $   777,733
                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.



                              SL Green Realty Corp.
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, except per share data)




                                                  September 30,     December 31,
                                                      1999              1998
                                                  -------------     ------------
                                                   (Unaudited)        (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                           $   337,190        $    50,862
Revolving credit facility                             61,000             23,800
Secured bridge facilities                                ---             87,500
Accrued interest payable                               2,341                494
Accounts payable and accrued expenses                 12,094              5,588
Capitalized lease obligation                          14,946             14,741
Deferred land lease payable                           11,170              9,947
Dividend and distributions payable                    11,672             11,585
Security deposits                                     18,481             16,949
                                                 -----------        -----------
Total liabilities                                    468,894            221,466


Minority interests                                    45,558             41,491

8% Preferred Income Equity Redeemable
  Stock $0.01 par value, $25.00 mandatory
  liquidation preference, 25,000 shares
  authorized, 4,600 issued and outstanding
  in 1999 and 1998                                   110,248            109,950

Commitments, contingencies and other matters


STOCKHOLDERS' EQUITY
Common stock, $.01 par value 100,000 shares
   authorized, 24,204 and 23,952 issued and
   outstanding in 1999 and 1998, respectively            242                240
Additional paid-in capital                           422,377            416,939
Officers' loans                                         (378)              (528)
Deferred compensation plans                           (7,410)            (3,266)
Distributions in excess of earnings                   (9,290)            (8,559)
                                                 -----------        -----------
Total stockholders' equity                           405,541            404,826
                                                 -----------        -----------

Total liabilities and stockholders' equity       $ 1,030,241        $   777,733
                                                 ===========        ===========


   The accompanying notes are an integral part of these financial statements.



                              SL Green Realty Corp.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)

                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   September 30,  September 30,  September 30, September 30,
                                                       1999           1998           1999          1998
                                                   -------------  -------------  ------------- -------------

REVENUES
Rental revenue, net                                 $  45,080      $  33,600       $ 129,267      $  81,354
Escalation and reimbursement revenues                   6,856          5,281          16,473         11,432
Signage Rent                                              559             --           1,112             --
Investment income                                       1,469            851           3,731          2,419
Other income                                              688             18           1,545             20
                                                    ---------      ---------       ---------      ---------

Total revenues                                         54,652         39,750         152,128         95,225

Equity in income (loss) from Service
   Corporations                                           223            (22)            551            (70)
Equity in income of unconsolidated Joint
   Ventures                                               151             --             151             --

EXPENSES
Operating expenses (see Note 10 for
    affiliate transactions)                            14,293         11,049          36,778         24,585
Ground rent                                             3,183          3,428           9,572          8,152
Interest                                                7,772          2,419          19,722          9,790
Depreciation and amortization                           7,677          4,069          19,705         10,714
Real estate taxes                                       7,481          6,134          21,904         14,888
Marketing, general and administrative                   2,979          1,571           8,387          3,954
                                                    ---------      ---------       ---------      ---------
Total expenses                                         43,385         28,670         116,068         72,083
                                                    ---------      ---------       ---------      ---------
Income before minority interest-
     preferred stock dividends and
     accretion and extraordinary items                 11,641         11,058          36,762         23,072
Minority interests                                     (1,169)          (802)         (4,262)        (2,354)
                                                    ---------      ---------       ---------      ---------
Income before extraordinary items and
     preferred stock dividends and
     accretion                                         10,472         10,256          32,500         20,718
EXTRAORDINARY ITEMS:
     Loss on early extinguishment of debt, net
     of minority interest of ($57) and ($52) in
     1999 and 1998, respectively                           --             --            (628)          (522)
                                                    ---------      ---------       ---------      ---------
Net income                                             10,472         10,256          31,872         20,196

Preferred stock dividends                              (2,300)        (2,300)         (6,900)        (3,420)
Preferred stock accretion                                 (99)          (133)           (298)          (204)
                                                    ---------      ---------       ---------      ---------
Net income available to common
     shareholders                                   $   8,073      $   7,823       $  24,674      $  16,572
                                                    =========      =========       =========      =========



    The accompanying notes are an integral part of these financial statements



                              SL Green Realty Corp.
          Condensed Consolidated Statements of Operations -- Continued
                                   (Unaudited)
                  (Dollars in Thousands, except per share data)


                                                         THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   September 30,  September 30,  September 30, September 30,
                                                       1999           1998           1999          1998
                                                   -------------  -------------  ------------- -------------

PER SHARE DATA (BASIC AND DILUTED):

Income per share before extraordinary
     item                                           $      0.33    $    0.33       $    1.05      $   0.94
Extraordinary item per share                                 --           --           (0.03)        (0.03)
                                                    -----------    ---------       ---------      --------
Net income available per common share               $      0.33    $    0.33       $    1.02      $   0.91
                                                    -----------    ---------       ---------      --------
Basic weighted average common shares
     outstanding                                         24,200       23,922          24,195        18,233
                                                    -----------    ---------       ---------      --------
Diluted weighted average common shares and
     common share equivalents outstanding                24,278       23,928          24,258        18,295
                                                    -----------    ---------       ---------      --------
Dividends declared per common share                 $      0.35    $    0.35       $    1.05      $   1.05
                                                    -----------    ---------       ---------      --------


   The accompanying notes are an integral part of these financial statements.



                              SL Green Realty Corp.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in Thousands)



                                                                  Addition                   Deferred    Distributions
                                                    Common         Paid-       Officers'   Compensation   in Excess of
                                                     Stock       in Capital      Loans         Plan         Earnings        Total
                                                  ---------     -----------   ---------    ------------  -------------    ---------
Balance at December 31, 1998                      $     240     $ 416,939     $    (528)    $  (3,266)     $  (8,559)     $ 404,826
Net income                                               --            --            --            --         31,872         31,872
Preferred dividend and accretion requirement             --            --            --            --         (7,198)        (7,198)
Cash distributions declared ($1.05 per
  common share)                                          --            --            --            --        (25,405)       (25,405)
Issuance of common stock                                 --           249            --            --             --            249
Deferred compensation plan                                2         5,189            --        (5,191)            --             --
Amortization of deferred compensation plan and
  officers' loans                                        --            --           150         1,047             --          1,197
                                                  ---------     ---------     ---------     ---------      ---------      ---------
Balance at September 30, 1999 (unaudited)         $     242     $ 422,377     $    (378)    $  (7,410)     $  (9,290)     $ 405,541
                                                  =========     =========     =========     =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                              SL Green Realty Corp.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in Thousands)

                                                                                         NINE MONTHS ENDED
                                                                                    September 30,   September 30,
                                                                                        1999            1998
                                                                                    -------------   -------------
OPERATING ACTIVITIES:
Net income                                                                           $  31,872      $  20,196
                                                                                     ---------      ---------
Adjustments:  To reconcile net income to net cash provided by operating activities:
     Minority interests                                                                  4,262          2,302
     Depreciation and amortization                                                      19,705         10,714
     Equity in net income of unconsolidated joint ventures                                (151)            --
     Equity in net (income) loss from Service Corporations                                (551)            70
     Deferred rents receivable                                                         (15,642)        (8,309)
     Provision for deferred rents and bad debts                                          2,983          1,685
     Extraordinary loss                                                                    628            574
     Amortization of  officers' loans and deferred compensation                          1,197             83

     Changes in operating assets and liabilities:
     Restricted cash                                                                    (2,991)        (7,024)
     Tenant receivables                                                                 (4,958)        (3,794)
     Related party receivables                                                            (546)           753
     Deferred costs                                                                    (10,371)        (4,397)
     Other assets                                                                        3,374         (3,263)
     Accounts payable and accrued expenses                                               5,024          7,876
     Deferred land lease payable                                                         1,223            876
                                                                                     ---------      ---------
     Net cash provided by operating activities                                          35,058         18,342
                                                                                     ---------      ---------
INVESTING ACTIVITIES:
     Additions to land, buildings and improvements and building leasehold             (178,705)      (349,419)
     Investment in unconsolidated joint ventures                                       (17,604)            --
     Advances from (to) Service Corporations                                             6,359         (6,159)
     Mortgage loan receivable, net                                                     (14,500)       (10,901)
                                                                                     ---------      ---------
     Net cash used in investing activities                                            (204,450)      (366,479)
                                                                                     ---------      ---------
FINANCING ACTIVITIES:
     Repayments of mortgage notes payable                                               (7,647)        (1,451)
     Proceeds from mortgage notes payable                                              269,775             --
     Net proceeds from sale of common shares                                                --        242,948
     Net proceeds from sale of 8% preferred shares                                          --        110,400
     Repayment of revolving credit facility                                            (79,300)      (106,000)
     Proceeds from revolving credit facility                                           116,500        112,000
     Repayments on secured bridge facilities                                           (87,500)            --
     Proceeds from acquisition facility                                                     --        239,960
     Repayment of acquisition facility                                                      --       (239,960)
     Deferred loan costs                                                                (5,700)        (1,194)
     Cash dividends and distributions paid                                             (34,768)       (20,558)
     Capitalized lease obligation                                                          205            186
                                                                                     ---------      ---------
     Net cash provided by financing activities                                         171,565        336,331
                                                                                     ---------      ---------
     Net increase (decrease) in cash and cash equivalents                                2,173        (11,806)

     Cash and cash equivalents at beginning of period                                    6,236         12,782
                                                                                     ---------      ---------
     Cash and cash equivalents at end of period                                      $   8,409      $     976
                                                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest:                                                              $  17,875      $   9,961
                                                                                     =========      =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Assumption of mortgage note payable in connection with joint venture acquisition     $  45,000
                                                                                     =========
Acquired Assets                                                                      $   7,714
                                                                                     =========
Assumed  Liabilities                                                                 $   4,861
                                                                                     =========
Issuance of common shares as deferred officer compensation                           $   5,438
                                                                                     =========
Contribution of property to joint venture                                            $  25,501
                                                                                     =========
Mortgage note payable assumed by joint venture                                       $  20,800
                                                                                     =========
Land acquired for units                                                                             $  1,000
                                                                                                    =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                               SEPTEMBER 30, 1999

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


      Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. Continuing investors hold, in the aggregate, a 9.1% limited partnership interest in the Operating Partnership.

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


2.  SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority-owned. Joint venture entities where the Company does not control are not consolidated into the company's financial statements. All significant intercompany balances and transactions have been eliminated.

SERVICE CORPORATIONS

      In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company does not own a 100% interest are conducted through three unconsolidated companies, the Service Corporations. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporations. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow (if any) from the Service Corporations' operations. All of the voting common stock of the Service Corporations (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporations. The Company accounts for its investment in the Service Corporations on the equity basis of accounting because it has significant influence with respect to management and operations.

      All of the management and leasing with respect to the properties owned by the Company are conducted through Management LLC which is owned 100% by the Operating Partnership.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                               SEPTEMBER 30, 1999

PARTNERSHIP AGREEMENT

      In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of their respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company (95% of taxable income) to avoid any federal income or excise tax at the partner level. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership Units ("Units") for cash, or if the Company so elects, shares of common stock. Pursuant to the terms of the Operating Partnership Agreement, the Units issued to the Company's management and continuing investors at the IPO could not, until August 20, 1999 (two years from the IPO date), transfer any of their rights or redeem their Units as a limited partner without the consent of the Company. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

UNCONSOLIDATED JOINT VENTURES

      For the entities accounted for on the equity method, the Company records its investments at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

EXTRAORDINARY ITEMS

      As a result of the Company's April 1999 refinancing activities (see note
6), the Company repaid the secured bridge facilities prior to the scheduled maturity dates. The Company's early extinguishment of the secured bridge facilities resulted in the write-off of unamortized deferred financing costs totaling approximately $685 which were classified as an extraordinary loss during the quarter ended June 30, 1999.

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

RECENTLY ISSUED PRONOUNCEMENTS

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 1999. The FASB issued Statement No. 137 which extended the effective date of this statement to June 15, 2000 (January 1, 2001 for the Company). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

RECLASSIFICATION

      Certain 1998 balances have been reclassified to conform with the 1999 presentation.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                               SEPTEMBER 30, 1999


3.  PROPERTY ACQUISITIONS

      During May 1999, the Company acquired four Manhattan properties located at 90 Broad Street, 286, 290 and 292 Madison Avenue (the "Tower Properties") for $84.5 million. The properties total 675,000 square feet and were approximately 89% leased as of the acquisition date. During July 1999 the Company contributed 90 Broad Street into a joint venture arrangement (see note 5).

      During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

      During January 1999, the Company acquired a 65% controlling interest in 555 West 57th Street (the "BMW Building") for approximately $66.7 million (including 65% interest in the previously existing third-party mortgage debt totaling $45 million). The 941,000 square foot property was approximately 100% leased as of the acquisition date. The assets, liabilities and operating results of the property are included in the consolidated financial statements (see note
12).

      The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 1999 and 1998 as though each acquisition since January 1, 1998 and the May 1998 public offerings were completed at January 1, 1998.



                                                        1999           1998
                                                        ----           ----

     Total revenues                                     $155,770       $139,500
     Pro forma income before extraordinary items        $ 25,096       $ 21,773
     Pro forma net income                               $ 24,468       $ 21,251
     Pro forma earnings per share (basic and diluted)   $   1.01       $   0.89


4.  MORTGAGE LOANS RECEIVABLE AND PREFERRED INVESTMENT

      During April 1999, the Company originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot Manhattan office building located at 521 Fifth Avenue. The second mortgage bridge loan which had an initial term of six months with a yield of 16%, has been extended for an additional three months with an expected yield of 17%. Goldman Sachs Mortgage Company purchased a 50% participation in the investment.

      During May 1999, the Company acquired a $20 million preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas located in Manhattan. The venture is entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. The venture also has the right to obtain fee title to the property after a prescribed period of time. The Company has also been reappointed manager of the property. The investment entitles the Company to receive an initial yield of 12% preferentially on a current basis. In addition to receiving its preferred return, the Company may participate in the value it creates through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company may obtain 100% of the venture through exercise of a right of first offer.

5.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93 million. The property is 670,000 square feet and was 97% leased at acquisition. The Company holds a 49.9% stake in the venture and provides management, leasing and construction services at the property on a fee basis. The acquisition was partially financed with a floating rate mortgage totaling $64.7 million maturing in 3 years. This facility has the ability to be increased to $69.7 million as funding of capital requirements is needed. The interest rate is 300 basis points over 30-day LIBOR.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                               SEPTEMBER 30, 1999


      During July 1999, the Company entered into a joint venture agreement with Morgan Stanley Real Estate Fund III, L.P. to own 90 Broad Street located in Manhattan. The property was contributed to the venture by the Company and the Company retained a 35% interest in the venture. At the time of the contribution the property was valued at $34.6 million which approximated the Company's cost basis in the asset. In addition, the venture assumed the existing $20.8 million first mortgage that was collateralized by the property. The Company will continue to provide management, leasing and construction services at the property on a fee basis.

      The condensed statement of operations for the unconsolidated joint ventures is as follows:


                                                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                   -------------------------------------
                                                                 (unaudited)
                   Total Revenues                                   $2,906
                                                                    ------
                   Operating expense                                   933
                   Real estate taxes                                   410
                   Interest                                            770
                   Depreciation and amortization                       456
                                                                    ------
                      Total Expenses                                $2,569
                                                                    ------
                   Net income before outside partners'
                     interest                                          337
                   Outside partners' share of income                  (186)
                                                                    ------
                   Net  income  allocate  to
                   the Company                                      $  151
                                                                    ======




6.  MORTGAGE NOTES PAYABLE AND SECURED BRIDGE FACILITIES

      During April 1999, the Company closed on fixed-rate mortgage financings totaling $102.8 million with maturities of 7 years ($50.8 million secured by 1414 Avenue of the Americas, 633 Third Avenue and 70 West 36th Street) and 10 years ($52 million secured by 1412 Broadway). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87.5 million in secured floating-rate bridge financings and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility.

      During May 1999, the Company closed on loans totaling $117.7 million. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate (7.69% at September 30, 1999). The second loan was a $52.7 million one-year floating rate facility, secured by the Tower properties and bears interest at a rate of 150 basis points over the 30-day LIBOR rate (6.43% at September 30, 1999).

      During September 1999, the Company closed a $49.2 million fixed rate financing secured by the property located at 711 Third Avenue. This mortgage matures in 5 years and carries a fixed interest rate of 8.13%. The proceeds were used to repay a $5.0 million existing financing on the property with the balance used to reduce the amount outstanding under the Company's revolving credit facility.


7.  INCOME TAXES

      The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal Income Tax. The preferred stock subsidiaries are C-Corporations and may be subject to federal, state and local income taxes.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)
                               SEPTEMBER 30, 1999

8.  NET INCOME PER COMMON SHARE

      Basic net income per common share is computed using the weighted average number of common shares outstanding during the period. To arrive at the diluted net income per common share, the common stock equivalents, representing options computed in accordance with the treasury stock method, resulted in increasing the number of shares outstanding.


9.  COMMITMENTS AND CONTINGENCIES

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


10.  RELATED PARTY TRANSACTIONS

      There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $956 and $2,591 for the three and nine month periods ended September 30, 1999. The Company's transactions with the related parties amounted to $781 and $1,277 for the three and nine month periods ended September 30, 1998.


11.  SEGMENT INFORMATION

      The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan, New York and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

      The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. Additionally, the Company has no tenant with rental revenue greater than 4% of the Company's annual revenues.


12.  SUBSEQUENT EVENTS

      On November 5, 1999 the Company acquired the remaining 35% interest in the BMW Building for $34.1 million. Simultaneous with this closing, the Company obtained a new $70 million first mortgage from Bank of New York. The mortgage has a term of five years with a floating interest rate of 200 basis points over 30-day LIBOR. At the time of the financing, the Company entered into an interest rate protection agreement with Bank of New York. The agreement has fixed the LIBOR interest rate at 6.10%; however, the LIBOR interest rate on the loan will begin floating if the actual LIBOR rate exceeds 6.10% and is capped at a maximum LIBOR rate of 6.58%. At closing the loan's effective interest rate inclusive of the collar arrangement was 8.17%. This interest rate "collar" agreement is in effect for five years to correspond with the term of the loan.

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

      The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report, the financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 1998 and the financial statements included in the Company's report on Form 10-Q for the quarterly periods ended March 31, 1999 and June 30, 1999.

FINANCIAL CONDITION

      Commercial real estate properties before accumulated depreciation increased approximately $198.1 million from December 31, 1998 to September 30, 1999 primarily as a result of the acquisition of a controlling interest in 555 West 57th Street for $79.5 million (including minority interest of $12.8 million) (the "BMW Building"), an operating leasehold position at 420 Lexington Avenue purchased for $27.3 million, the properties purchased in May 1999 located at, 286, 290 and 292 Madison Avenue for $50.0 million and $41.3 million from property redevelopment, including tenant improvements. These acquisitions were funded primarily through the Company's revolving credit facility (the "Credit Facility") and mortgage note financings.

      Total liabilities increased $247.4 million to $468.9 million at September 30, 1999 compared to $221.5 million at December 31, 1998 primarily due to (i) $286.3 million increase in mortgage notes payable from the mortgage at the BMW Building ($44 million), the net mortgage notes to finance the Tower Properties ($27.0 million), the secured debt financing at 420 Lexington Avenue ($65 million), the secured debt financing at 711 Third Avenue ($49.2 million) and $102.8 million in additional secured mortgage debt with these increases partially offset by principal amortization on various mortgage notes, (ii) a $37.2 million increase in the revolving credit facility and (iii) a $11.4 million increase in other liabilities. These increases were partially offset by the $87.5 million decrease in secured bridge facilities that were refinanced with secured mortgage note proceeds.

RESULTS OF OPERATIONS

      COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998. The following transactions have occurred that have a material impact on the comparison of the 1999 and 1998 results: (i) the results of 420 Lexington Avenue, 1466 Broadway and 321 West 44th Street (acquired March
1998), 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June
1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included in the 1999 results and were not included, or included for only a portion of, the 1998 results and (ii) the results of 555 West 57th Street, and an acquired operating lease position at 420 Lexington Avenue (both acquired January 1999), 90 Broad Street, acquired May 1999 and subsequently contributed to a joint venture in July 1999 in which the Company retained a 35% interest, the properties located at 286, 290 and 292 Madison Avenue (all acquired May 1999) and the Company's 49.9% interest in the 1250 Broadway joint venture (the "1999 Acquisitions") which are included for a portion of 1999 and are not included in the 1998 results. For purposes of this discussion, the Company defines "Same Store" as the results of properties owned at January 1, 1998.

      Rental revenue for the nine months ended September 30, 1999 totaled $129.3 million representing an increase of $47.9 million compared to $81.4 million for the nine months ended September 30, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the normalization of the 1998 Acquisitions which increased rental revenue by $20.2 million, (ii) 1998 and 1999 leasing activity in the 1998 acquisitions ($7.3 million), (iii) the 1999 Acquisitions which increased rental revenue by $17.8 million and (iv) increased rental revenue from the Same Store portfolio due to increased annualized rent from rollover ($1.2 million) and increased occupancy ($1.4 million).

      Signage rent for the nine months ended September 30, 1999 totaled $1.1 million which represents income from temporary outdoor signs placed at portfolio properties. There was no corresponding income during 1998.

      Escalation and reimbursement revenue for the nine months ended September 30, 1999 totaled $16.5 million representing an increase of $5.1 million compared to $11.4 million for the nine months ended September 30, 1998. The increase is primarily attributable to the revenue associated with the 1998 Acquisitions which increased revenue by $2.8 million, and the 1999 Acquisitions which increased revenue by $2.4 million. The increases were partially offset by a $0.1 million reduction in escalation and reimbursement revenue at the Same Store properties.

      Investment income for the nine months ended September 30, 1999 totaled $3.7 million, representing an increase of $1.3 million compared to $2.4 million for the nine months ended September 30, 1998. The increase is primarily attributable to the 636 11th Avenue mortgage ($0.5 million), the second mortgage at 521 Fifth Avenue ($0.9 million) and the preferred equity interest at 1370 Avenue of the Americas ($0.9 million). These investments were partially offset by a reduction in interest income from the May 1999 repayment of the mortgage note at 17 Battery Place and reduced income earned on higher levels of cash on hand in 1998 from the excess proceeds received from the May 1998 public offering.

      Equity in income (loss) from Service Corporations for the nine months ended September 30, 1999 contributed $0.6 million compared to a small loss for the nine months ended September 30, 1998. The income generated from the Service Corporations is primarily due to increased tenant-rep leasing activity and management fees from the 1999 joint venture properties.

      Equity in income from joint ventures for the nine months ended September 30, 1999 contributed $0.2 million. This income resulted from the joint ventures in 90 Broad Street and 1250 Broadway, both of which commenced in the third quarter of 1999.

      Operating expenses for the nine months ended September 30, 1999 totaled $36.8 million representing an increase of $12.2 million compared to $24.6 million for the nine months ended September 30, 1998. The increase was primarily attributable to: (i) the normalization of the 1998 Acquisitions which increased operating expenses by $5.0 million, the 1999 Acquisitions which increased operating expenses by $6.5 million, and an increase in Same Store operating expenses of $0.7 million.

      Ground rent for the nine months ended September 30, 1999 totaled $9.6 million representing an increase of $1.4 million compared to $8.2 million for the nine months ended September 30, 1998. The increase is attributable to the normalization of the ground leases at 420 Lexington Avenue ($0.7 million) and 711 Third Avenue ($0.7 million).

      Interest expense for the nine months ended September 30, 1999 totaled $19.7 million representing an increase of $9.9 million compared to $9.8 million for the nine months ended September 30, 1998. The increase is primarily attributable to (i) the debt assumed in connection with the acquisition of the BMW Building ($2.4 million), (ii) the secured facilities completed since the fourth quarter 1998 ($7.4 million), (iii) increased debt from the Tower Property financings ($0.9 million) and (iv) the balance represents the net interest incurred on the Credit Facility during 1999 as compared to interest incurred on the Credit Facility and acquisition facility during 1998.

      Depreciation and amortization for the nine months ended September 30, 1999 totaled $19.7 million representing an increase of $9.0 million compared to $10.7 million for the nine months ended September 30, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased depreciation by $5.2 million (ii) the 1999 Acquisitions which increased depreciation by $2.1 million
(iii) the 1999 Same Store portfolio which increased depreciation by $1.0 million, (iv) and an increase in the amortization of deferred finance costs totaling $0.7 million associated with fees incurred on the Company's refinancing activities.

      Real estate taxes for the nine months ended September 30, 1999 totaled $21.9 million representing an increase of $7.0 million compared to $14.9 million for the nine months ended September 30, 1998. The increase is primarily attributable to (i) the 1998 Acquisitions which increased real estate taxes by $4.3 million, (ii) the 1999 Acquisitions which increased real estate taxes by $2.9 million and (iii) a decrease in Same Store real estate taxes by $0.2 million.

      Marketing, general and administrative expense for the nine months ended September 30, 1999 totaled $8.4 million representing an increase of $4.4 million compared to $4.0 million for the nine months ended September 30, 1998. The increase is due to increased personnel costs associated with the Company's rapid growth.

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998. The following transactions have occurred that have a material impact on the comparison of the 1999 and 1998 results: (i) 1412 Broadway (acquired August 1998) which was included in the 1999 results and was included for only a portion of the 1998 results (the "1998 Acquisition") and
(ii) the acquisition of a controlling interest in 555 West 57th Street, an acquired operating lease position at 420 Lexington Avenue (both acquired January
1999), 90 Broad Street, acquired May 1999 and subsequently contributed to a joint venture in July 1999 in which the Company retained a 35% interest, the properties located at 286, 290 and 292 Madison Avenue (acquired May 1999) and the joint venture at 1250 Broadway (the "1999 Acquisitions") which are included for all or a portion of 1999 and are not included in the 1998 results. For purposes of this discussion, the Company defines "Same Store" as the results of properties owned at January 1, 1998.

      Rental revenue for the three months ended September 30, 1999 totaled $45.1 million representing an increase of $11.5 million compared to $33.6 million for the three months ended September 30, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the normalization of the 1998 Acquisitions which increased rental revenue by $1.4 million, (ii) 1998 and 1999 leasing activity attributable to the 1998 Acquisitions ($1.9 million), (iii) the 1999 Acquisitions which increased rental revenue by $7.0 million and (iv) the increased rental revenue from the Same Store portfolio due to increased annualized rent from rollover ($0.8 million) and increased occupancy ($0.4 million).

      Signage rent for the three months ended September 30, 1999 totaled $0.6 million which represents income from temporary outdoor signs placed at portfolio properties. There was no corresponding income during 1998.

      Escalation and reimbursement revenue for the three months ended September 30, 1999 totaled $6.9 million representing an increase of $1.6 million compared to $5.3 million for the three months ended September 30, 1998. The increase is primarily attributable to the revenue associated with the 1998 Acquisitions which increased revenue by $0.3 million, the 1999 Acquisitions which increased revenue by $1.2 million and a $0.1 million increase in escalations and reimbursements from the Same Store portfolio.

      Investment income for the three months ended September 30, 1999 totaled $1.5 million, representing an increase of $0.6 million compared to $0.9 million for the three months ended September 30, 1998. The increase is primarily attributable to the 636 11th Avenue mortgage ($0.1 million), the second mortgage at 521 Fifth Avenue ($0.4 million) and the preferred equity interest at 1370 Avenue of the Americas ($0.6 million). These investments were partially offset by a reduction in interest income from 17 Battery Place ($0.5 million).

         Equity in income (loss) from Service Corporations for the three months ended September 30, 1999 contributed $0.2 million compared to breakeven for the three months ended September 30, 1998. The income generated from the Service Corporations is primarily due to increased tenant-rep leasing activity and management fees of the 1999 joint venture properties.

      Equity in income from joint ventures for the three months ended September 30, 1999 contributed $0.2 million. This income resulted from the joint ventures in 90 Broad Street and 1250 Broadway, both of which commenced during the third quarter of 1999.

      Operating expenses for the three months ended September 30, 1999 totaled $14.3 million representing an increase of $3.3 million compared to $11.0 million for the three months ended September 30, 1998. The increase was attributable to the normalization of the 1998 Acquisitions ($0.5 million) and the 1999 Acquisitions ($3.3 million). This increase was partially offset by a $0.5 million decrease in operating expenses over the balance of the portfolio.

      Ground rent for the three months ended September 30, 1999 totaled $3.2 million representing a decrease of $0.2 million compared to $3.4 million for the three months ended September 30, 1998. The change is attributable to the normalization of the ground lease at 711 Third Avenue ($0.2 million) offset by a decrease at 420 Lexington Avenue ($0.4 million) due to the Company's January 1999 acquisition of a subleasehold position.

      Interest expense for the three months ended September 30, 1999 totaled $7.8 million representing an increase of $5.4 million compared to $2.4 million for the three months ended September 30, 1998. The increase is primarily attributable to (i) debt assumed in connection with the acquisition of the BMW Building ($1.4 million), (ii) $1.1 million increase in interest expense from the Tower Properties, (iii) $0.7 million for the full quarter effect of borrowings associated with the purchase of the property located at 1412 Broadway, (iv) $0.6 million for financing the acquisition of mortgage notes receivable, preferred investments and the funding of the Company's equity in joint ventures and (v) $1.6 million for increased borrowings to fund capital projects and working capital requirements.

      Depreciation and amortization for the three months ended September 30, 1999 totaled $7.7 million representing an increase of $3.6 million compared to $4.1 million for the three months ended September 30, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased depreciation by $1.7 million (ii) the 1999 Acquisitions which increased depreciation by $1.0 million, (iii) an increase in the amortization of deferred finance costs totaling $0.3 million associated with fees incurred on the Company's 1998 and 1999 refinancings and (iv) a $0.6 million increase from the Same Store portfolio.

      Real estate taxes for the three months ended September 30, 1999 totaled $7.5 million representing an increase of $1.4 million compared to $6.1 million for the three months ended September 30, 1998. The increase is primarily attributable to the normalization of the 1998 Acquisitions which increased real estate taxes by $0.2 million and the 1999 Acquisitions which increased real estate taxes by $1.2 million.

      Marketing, general and administrative expense for the three months ended September 30, 1999 totaled $3.0 million representing an increase of $1.4 million compared to $1.6 million for the three months ended September 30, 1998. The increase is due to higher costs associated with the Company's rapid growth.

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

      On April 12, 1999 the Company announced that it had originated and funded a $20 million second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot office building located at 521 Fifth Avenue in the Grand Central District of New York City. This mortgage was funded through the Company's Credit Facility. The second mortgage bridge loan has a term of six months which has been extended for an additional three months. Goldman Sachs Mortgage Company purchased a 50% participation in the investment. SL Green will manage the mortgage investment asset. Average yield over six months is expected to be 16%, growing to 17% during the extension period.

      On May 13, 1999 the Company announced it had acquired a $20 million preferred equity interest in a venture holding the loan secured by 1370 Avenue of the Americas. The investment, funded through the Company's Credit Facility, bears a floating interest rate of 700 basis points over LIBOR for a term of three years.

      During September, 1999 the Company closed on an 8.13% fixed rate mortgage financing of $49.2 million with a maturity of 6 years. The loan is secured by the Company's interest in 711 Third Avenue. The proceeds were used to repay an existing $5 million financing on the property and the balance reduced the amount outstanding under the Company's Credit Facility.

      At September 30, 1999 the mortgage loans and revolving credit facility represented approximately 37.6% of the Company's market capitalization based on an estimated total market capitalization (debt and equity including preferred stock, assuming conversion of all operating partnership units) of $1,059 million (based on a common stock price of $20.50 per share, the closing price of the Company's common stock on the New York Stock Exchange on September 30, 1999). The Company's principal debt maturities are scheduled to be $0.5 million and $64.3 million for the remaining three months ending December 31, 1999 and the twelve months ending December 31, 2000, respectively.

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

      The Company estimates that for the three months ended December 31, 1999 and the 12 months ending December 31, 2000, it will incur approximately $6.9 million and $24.3 million, respectively, of capital expenditures on properties currently owned. In 1999 and 2000, approximately $6.1 million and $18.5 million, respectively, of the capital investments are associated with the redevelopment costs associated with properties acquired at or after the Company's initial public offering. The Company expects to fund these capital expenditures with the Credit Facility, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the Credit Facility, from additional borrowings secured by the acquisition property and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings and additional equity issuances.

CASH FLOWS

      COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

      Net cash provided by operating activities increased $16.4 million to $34.7 million for the nine months ended September 30, 1999 as compared to $18.3 million for the nine months ended September 30, 1998. The increase was due primarily to the operating cash flow generated by the 1998 Acquisitions and 1999 Acquisitions and an increase in investment income. Net cash used in investing activities decreased $162.4 million to $204.1 million for the nine months ended September 30, 1999 compared to $366.5 million for the nine months ended September 30, 1998. The decrease was due primarily to the decrease in acquisition activity in 1999 as compared to 1998 (approximately $171 million) and advances from Service Corporations ($12.5 million) partially offset by the increase in mezzanine debt and mortgage investment ($3.6 million) and investments in joint ventures ($17.6 million). Net cash provided by financing activities decreased $164.7 million to $171.6 million for the nine months ended September 30, 1999 compared to $336.3 million for the nine months ended September 30, 1998. The decrease is primarily due to the net proceeds from the Company's 1998 equity offerings generating $353.3 million with no corresponding offering in 1999. The Company received $174.6 million in net proceeds from mortgage loan financings during 1999. The Company borrowed $37.2 million from the credit facility during 1999 and $6.0 million in 1998. The Company's common stock dividend increased $14.2 million due to the increased common shares outstanding which increased primarily from the 1998 common equity offering.

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

      Funds from Operations for the three and nine months ended September 30, 1999 and 1998, respectively, are as follows:

                                                  Three Months Ended                  Nine Months Ended
                                              -----------------------------       -------------------------
                                                   1999            1998             1999             1998
                                                   ----            ----             ----             ----
Income before minority interest, preferred
dividends and extraordinary items                $ 11,641       $ 11,058          $ 36,762       $ 23,072
Add:
Depreciation and amortization                       7,677          4,069            19,705         10,714
Joint Venture adjustment                              120             --               120             --
Less:
Preferred stock dividend                           (2,300)        (2,300)           (6,900)        (3,420)
Minority interest in commercial real estate          (354)            --            (1,765)            --
Amortization of deferred financing costs
and Depreciation of non-real estate
assets                                               (878)          (186)           (2,140)          (811)
                                                 --------       --------          --------       --------
FFO                                              $ 15,906       $ 12,641          $ 45,782       $ 29,555
                                                 ========       ========          ========       ========
Basic weighted average shares/units
  outstanding                                     26,628          26,350           26,623          20,631
Diluted weighted average shares/units
outstanding                                       31,405          26,356           31,385          20,693

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted in years beginning after June 15, 1999. The FASB issued Statement No. 137 which extended the effective date of this statement to June 15, 2000 (January 1, 2001 for the Company). The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


YEAR 2000 COMPLIANCE

      The Company is providing the following disclosure pursuant to the Securities and Exchange Commission's interpretation titled "Disclosure of Year 2000 Issues and Consequences by Public Companies, Investment Advisers, Investment Companies, and Municipal Securities Issuers" effective August 4, 1998.

STATE OF READINESS

      The Company has identified three areas of focus for Year 2000 Compliance: internal information technology, property operating equipment, and third party service suppliers.


      INFORMATION TECHNOLOGY: In 1997, the Company began a project to update its information technology resources by installing new hardware and software throughout the Company. The Company completed the implementation of the systems during 1998. All hardware components and software were acquired from major U.S. manufacturers. The manufacturer of the new financial systems has supplied the Company with documentation of Year 2000 testing to demonstrate that their software meets and exceeds Year 2000 compliance requirements. The Company has completed internal testing of the financial systems, although there is no assurance this test will confirm Year 2000 compliance. The Company has contacted other software and hardware providers and received confirmation of Year 2000 compliance with regard to its network and operating systems.

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


                                              DIRECT         INDIRECT
                ASSESSMENT    REMEDIATION     TESTING        TESTING          IMPLEMENTATION
                ----------    -----------     -------        --------         --------------
Information     100%          100%            100%           100% complete    100% complete
Technology      complete      complete        complete       based on
                                                             representations
                                                             received from
                                                             third party
                                                             vendor

Property        100%          100%            100%           Not applicable   100% complete
Operating       complete      complete        complete
Equipment
(on currently
owned
properties)*


Third Party     100%          100%            Not            100% complete    100%
Service         complete      complete        applicable     based on         complete on
Providers                                                    representations  assessed items
                                                             received from
                                                             third party
                                                             vendors


* Will change with new acquisitions on a quarterly basis.


COSTS

      The Company has not incurred material direct costs related to Year 2000. These direct costs exclude the costs to replace the hardware and software systems, as the decision to replace these systems was not accelerated by the Year 2000 issues.

RISKS

      The Company believes that it has effectively identified and resolved Year 2000 issues. In the event that certain third-party servicers are not Year 200 compliant, the Company may be unable to collect rents, process Company payroll, and disburse funds. The Company also does not have any plan, and cannot make any assurances regarding any loss of governmental, utility services or financial market functionality that may be lost as a result of Year 2000. The Company cannot make any assurances that its tenants will be able to disburse funds to pay rental invoices due to Year 2000 compliance deficiencies.

CONTINGENCIES

      The Company has completed all phases of its Year 2000 program and currently has no contingency plan in place; however, the Company is currently drafting limited contingency procedures to address certain events for property-level system problems.

ITEM 3.  MARKET RISK AND RISK MANAGEMENT POLICIES

      The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not have any rate derivative instruments currently in place to manage exposure to interest rate changes on outstanding floating rate obligations. At September 30, 1999, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $2.4 million annually.

PART II.    OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      None


(b) Reports on Form 8-K:

      1.  Form 8-K/A dated May 24, 1999, Item 7

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        SL GREEN REALTY CORP.





                        By: /s/ THOMAS E. WIRTH
                            ------------------------
                            Thomas E. Wirth
                            Executive Vice President and Chief Financial Officer




Date:  November 15, 1999