Form 10-K
period 1999-12-31
SL GREEN REALTY CORP
filed 2000-03-16
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of March 9, 2000, there were 24,229,997 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (22,994,581 shares) at March 9, 2000, was $513,066,589. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 16, 2000 are incorporated by reference into Part III.

                              SL GREEN REALTY CORP.

                             FORM 10-K REPORT INDEX

         10-K PART AND ITEM NO.                                                                  PAGE
         ----------------------                                                                  ----

         PART I

         1.  BUSINESS .........................................................................     3
         2.  PROPERTIES .......................................................................    11
         3.  LEGAL PROCEEDINGS ................................................................    19
         4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............................    19

         PART II

         5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............    20
         6.  SELECTED FINANCIAL DATA ..........................................................    20
         7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                 OF OPERATIONS ................................................................    23
         7a QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................    29
         8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................................    31
         9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE .........................................................    74

         PART III

         10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..............................    74
         11.  EXECUTIVE COMPENSATION ..........................................................    74
         12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..................    74
         13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................................    74

         PART IV

         14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K ...........    74

         THE "COMPANY" MEANS SL GREEN REALTY CORP., A MARYLAND CORPORATION, AND ONE OR MORE OF ITS SUBSIDIARIES (INCLUDING SL GREEN OPERATING PARTNERSHIP, L.P.), AND THE PREDECESSORS THEREOF (THE "SL GREEN PREDECESSOR") OR, AS THE CONTEXT MAY REQUIRE, SL GREEN REALTY CORP. ONLY OR SL GREEN OPERATING PARTNERSHIP, L.P. ONLY AND (ii) "STEPHEN L. GREEN PROPERTIES." MEANS SL GREEN PROPERTIES, INC., A NEW YORK CORPORATION, AS WELL AS THE AFFILIATED PARTNERSHIPS AND OTHER ENTITIES THROUGH WHICH STEPHEN L. GREEN HAS HISTORICALLY CONDUCTED COMMERCIAL REAL ESTATE ACTIVITIES.

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

         PART I

                                ITEM 1. BUSINESS

         GENERAL

         The Company is a self-managed real estate investment trust ("REIT") with in-house capabilities in property management, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of S. L. Green Properties, Inc. For more than 19 years, S. L. Green Properties had been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan, a borough of New York City ("Manhattan"). As of December 31, 1999, the Company's portfolio consisted of 22 Class B commercial properties encompassing approximately 7.6 million rentable square feet located primarily in midtown Manhattan (the "Properties"). The Company's wholly-owned interests in the Properties represent fee ownership (18), including ownership in condominium units, leasehold ownership (2) and operating sublease ownership (2). Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 1999, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own two Class B office properties in Manhattan, encompassing approximately 1.0 million rentable square feet. In addition, the Company continues to manage six office properties owned by third-parties and affiliated companies encompassing approximately 1.6 million rentable square feet.

         S. L. Green Properties was founded in 1980 by Stephen L. Green, its Chairman, and Chief Executive Officer. Since that time, S. L. Green Properties became a full service, fully integrated real estate company. Prior to the Company's initial public offering (the "Offering" or "IPO") in August 1997, S. L. Green Properties had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

         There are numerous office properties that compete with the Company in attracting tenants and numerous companies that compete in selecting properties for acquisition.

         The Company's corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. The Company's corporate staff consists of 85 persons, including 56 professionals experienced in all aspects of commercial real estate. The Company can be contacted at
         (212) 594-2700 or visit the Company's website at www.slgreen.com.

         The Company's primary business objective is to maximize total return to shareholders through growth in distributable cash flow and appreciation in the value of its assets. The Company plans to achieve this objective by assembling the most compelling portfolio of Class B Manhattan office properties through acquisition and repositioning and by capitalizing on the growth opportunities described below.

         FORMATION AND INITIAL PUBLIC OFFERING

         In connection with the Company's IPO the Operating Partnership received a contribution of interests in real estate properties as well as 95% of the economic non-voting interest in the management, leasing and construction companies (the "Service Corporation"). The Company is organized so as to qualify and has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended.

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

         SUMMARY OF OFFERINGS

         At December 31, 1999 the Operating Partnership had 26,612,273 outstanding partnership units. These outstanding units were the result of (i) 23,115,000 units issued to the Company in exchange for the net proceeds from the Company's initial and secondary public offering of 23,115,000 common shares, (ii) 2,383,284 units representing 9.2% of the total units outstanding were issued for the contribution of interests in the properties owned by S.L. Green Properties Inc. immediately prior to the IPO and 100% (representing 95% of the economic interest) of the non-voting common stock of the Service Corporation (iii) 44,772 units issued for partial consideration for the 50% fee interest in the property located at 711 Third Avenue in July 1998 and (iv) the issuance of 1,069,217 units underlying common shares of the Company previously issued to management and a Company financial advisor. The Company's management and continuing investors own 3,411,672 units and common stock or 12.8% of the common equity. Pursuant to the terms of the Operating Partnership's partnership agreement, the units issued to the Company's management and continuing investors at the IPO may not, for up to two years from the IPO date, transfer any of their rights or redeem their units as a limited partner without the consent of the Company.

         Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of the Operating Partnership. All of the management and leasing operations with respect to the Properties is conducted through the SL Green Management LLC (the "Management LLC"). The operating partnership owns 100% interest in Management LLC.

         THE SERVICE CORPORATION

         In order to maintain the Company's qualifications as a REIT while realizing income from management, leasing, tenant representation and construction contracts with third parties, all of these service operations with respect to properties in which the Company will not own 100% of the interest are conducted through the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, the Operating Partnership expects to receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by the Service Corporation LLC. This controlling interest gives the Service Corporation LLC the power to elect all directors of the Service Corporation.

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

         A variety of tenants who do not require, desire or cannot afford Class A space are attracted to Class B office properties due to their prime locations, excellent amenities, distinguished architecture and relatively less expensive rental rates. Class B office space has historically attracted many smaller growth oriented firms and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, "new media" and publishing industries. In addition, several areas of Manhattan, including many in which particular trades or industries traditionally congregate, are dominated by Class B office space and contain no or very limited Class A office space. Examples of such areas include the Garment District (where four of the Properties are located), the Flatiron District (where one Property is located), the areas immediately south and north of Houston Street , Chelsea (where one Property is located), and the area surrounding the United Nations ("UN") (where one Property is located). Businesses significantly concentrated in certain of these areas include those in the following industries: "new media", garment, apparel, toy, jewelry, interior decoration, antiques, giftware, and UN-related businesses. The concentration of businesses creates strong demand for the available Class B office space in those locations. By way of example, some of the tenants that currently occupy space in Company owned properties include The City of New York, BMW of Manhattan, Inc., Metro North, New York Life Insurance Company, St. Luke's Roosevelt Hospital, CNNfn, Parade Publications, Dow Jones, Crain Communications, Ann Taylor, Escada, Cowles Business Media, Kallir, Philips, Ross Inc., Bank Leumi, MCI International, New York Presbyterian Hospital, Newbridge Communications, Ross Stores, UNICEF, and Bell Atlantic.

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

         GROWTH STRATEGIES

         The Company seeks to capitalize on current opportunities in the Class B Manhattan office market through (i) property acquisitions (including through joint ventures) - continuing to acquire Class B office properties at significant discounts to replacement costs that provide attractive initial yields and the potential for cash flow growth, (ii) property repositioning - repositioning acquired properties that are underperforming through renovations, active management and proactive leasing (iii) property dispositions and (iv) integrated leasing and property management.

         PROPERTY ACQUISITIONS. In acquiring properties, the Company believes that it has the following advantages over its competitors: (i) management's 20 years of experience as a full service, fully integrated real estate company focused on the Class B office market in Manhattan,
         (ii) enhanced access to capital as a public company, (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies) and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions. In addition, the Company may benefit from the Tax Relief Extension Act of 1999 (See Recent Developments) and from tax law developments reducing the transfer tax rates applicable to certain REIT acquisition transactions. These previous barriers to the sale of real property have been greatly reduced or eliminated, making transactions more economically viable for property sellers.

         PROPERTY REPOSITIONING. The Company believes that there are properties that may be acquired which could greatly benefit from management's experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their submarkets. Many Class B buildings are located in or near submarkets which are undergoing major reinvestment and where the properties in these markets have low vacancy rates. Featuring unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in these properties poses an opportunity to the Company to meet market needs.

         PROPERTY DISPOSITIONS. The Company continuously evaluates and identifies properties which it considers as being non-core holdings, including smaller side-street properties. The Company believes that by disposing of these non-core holdings at attractive prices, they will be able to redeploy the capital by making other higher yielding property acquisitions or investing in high-yield investment opportunities.

         LEASING AND PROPERTY MANAGEMENT. The Company seeks to capitalize on management's extensive knowledge of the Class B Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes (i) the use of in-depth market research, (ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing "Class A" tenant services. The Company believes proactive leasing efforts have contributed to average occupancy rates at the Properties that are above the market average. In addition, the Company's commitment to tenant service and satisfaction is evidenced by the Company's and its predecessor past record of renewal of approximately 70% of the expiring leases and rentable square footage at the Properties owned and managed by the Company and its predecessor during the period from January 1, 1994 through December 31, 1999.

         1998 ACQUISITIONS

         During 1998 the Company completed the acquisition of six additional properties for an aggregate purchase price of approximately $339 million. These properties were financed through excess proceeds from the Company's May public offerings, use of the Company's revolving line of credit, and additional property level debt. These six properties have an aggregate rentable area of approximately 2.9 million square feet.

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

         440 Ninth Avenue

         On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32 million in cash. The 18-story, 340,000 square foot building was 76% occupied at the date of acquisition. In connection with this purchase, the Company contracted to acquire the properties located at 38 East 30th Street in Manhattan and 116 Nassau Street in Brooklyn and later assigned these contracts to third parties. In connection with the assignment 38 East 30th Street, the Company extended a mortgage for $6.2 million bearing interest at 8% and was repaid during September 1998.

         1412 Broadway

         On August 14, 1998 the Company purchased the property located at 1412 Broadway,The Fashion Gallery Building,for $72 million, plus approximately $5 million for reimbursement of loan prepayment charges and $5 million related to capital expenditures, commissions and other closing costs. The property is a 25-story office building totaling 389,000 square feet with an occupancy rate at the acquisition date, including pending leases, of 89.5%.

         OTHER TRANSACTIONS

         On January 8, 1998, the Company acquired fee title to its property located at 1372 Broadway. Prior to this date, the Company held a mortgagee's interest in this property with a right to acquire the fee without additional cost.

         On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively, the "Bar Building") for an additional cost of approximately $1.0 million.

         On January 15, 1999 the Company discontinued the current redevelopment and subsequent purchase of 636 11th Avenue, and did not purchase the 469,000 square foot industrial and warehouse property. Termination of the purchase agreement signed last June resulted in a 1998 charge of approximately $1.1 million. The Company continued to hold a $10.9 million first mortgage which was fully secured by the property yielding a current rate of 8.875%, increasing to 9%, effective April 1, 1999. This loan was repaid in full in December 1999.

         1999 ACQUISITIONS

         During 1999, the Company completed the acquisition of four wholly-owned properties for an aggregate purchase price of approximately $150.7 million. These acquisitions were financed through the use of the Company's revolving line of credit, and additional property level debt. These properties have an aggregate rentable area of approximately 1.3 million square feet. In addition, the Company invested approximately $23.4 million in two unconsolidated joint ventures. These properties have an aggregate rentable area of approximately 1.0 million square feet.

         Graybar Building

         During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27.3 million. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029. The acquisition was funded through the Company's revolving line of credit.

         BMW Building

         During January 1999, the Company acquired a 65% controlling interest in 555 West 57th Street (the "BMW Building") for approximately $66.7 million (including 65% interest in the previously existing third-party mortgage debt totaling $45 million). The 941,000 square foot property was 100% leased as of the acquisition date. The assets, liabilities and operating results of the property are included in the consolidated financial statements. On November 5, 1999 the Company acquired the remaining 35% interest in the BMW Building for $34.1 million.

         Tower Properties

         During May 1999, the Company acquired four Manhattan properties located at 90 Broad Street ("90 Broad"), 286, 290 and 292 Madison Avenue (the "Madison Properties") (collectively, the "Tower Properties") for $84.5 million. The properties total 675,000 square feet and were approximately 89% leased as of the acquisition date. During July 1999 the Company contributed 90 Broad into a joint venture arrangement (see below).

         Unconsolidated Joint Ventures

         During July 1999, the Company entered into a joint venture agreement with Morgan Stanley Real Estate Fund III, L.P. to own 90 Broad Street located in Manhattan. The property was contributed to the venture by the Company and the Company retained a 35% economic interest in the venture. At the time of the contribution the property was valued at $34.6 million which approximated the Company's cost basis in the asset. In addition, the venture assumed the existing $20.8 million first mortgage that was collateralized by the property. The Company will continue to provide management, leasing and construction services at the property on a fee basis. During 1999, the company earned $62,000 for such services. The venture agreement provides the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

         During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93.0 million. The property is 670,000 square feet and was 97% leased at acquisition. The Company holds a 49.9% stake in the venture and provides management, leasing and construction services at the property on a fee basis. During 1999, the Company earned $371,000 for such services. The acquisition was partially financed with a floating rate mortgage totaling $64.7 million maturing in 3 years. This facility has the ability to be increased to $69.7 million as funding of capital requirements is needed. The interest rate is 300 basis points over 30-day LIBOR. The venture agreement provides the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

         LEASING ACTIVITY

         The following represents the change in occupancy rates of the Properties from December 31, 1997 (or their date of acquisition in 1998 or 1999) as compared to December 31, 1999:

                                                     Occupancy Percent
                                                     -----------------
                                                       December 31,
                                                       ------------
                      Property                      1999           1998
                      --------                      ----           ----

                      Same Store(1)                   97%            93%

ACQUIRED 1998                     December 31, 1999       December 31, 1998    At Acquisition     Acquisition Date
                                  -----------------       -----------------    --------------     ----------------

1466 Broadway                            91%                     90%                 87%             March 1998

420 Lexington Ave                        97%                     98%                 83%             March 1998

321 West 44th Street                     97%                     97%                 96%             March 1998

711 Third Avenue                         96%                     96%                 79%             May 1998

440 Ninth Avenue                        100%                     73%                 76%             June 1998

1412 Broadway                            95%                     89%                 90%             August 1998



         ACQUIRED 1999                   December 31, 1999           At Acquisition       Acquisition Date
                                         -----------------           --------------       ----------------
         555 West 57th Street                  100%                        100%               January 1999

         286 Madison Avenue                     94%                         99%               May 1999

         290 Madison Avenue                     86%                         86%               May 1999

         292 Madison Avenue                    100%                         97%               May 1999

          (1) Represents properties owned by the Company at December 31, 1997.

         FINANCING ACTIVITY

         On December 19, 1997 the Company entered into a $140 million three year senior unsecured revolving credit facility (the "Credit Facility") due December 2000, which is extendable for one year. Availability under the Credit Facility may be limited to an amount less than the $140 million which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 130 basis points to 145 basis points per annum. The Credit Facility requires the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. As of December 31, 1999 current borrowings on the $140 million Credit Facility totaled $83.0 million, with remaining availability of $57.0 million and with a current effective interest rate of 7.82%. Availability was further reduced by the issuance of $7.5 million of Letters of Credit for acquisition deposits.

         During March 1998, the Company asked the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility in order to close an additional financing necessary to acquire the Helmsley properties (the "Acquisition Facility"). The Acquisition Facility, which closed on March 18, 1998, financed the acquisition of the Helmsley properties, paid-off the outstanding balance on the Credit Facility and provided liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year with a graduated interest rate that was determined by a schedule based on the percent of loan commitment outstanding and the duration of the outstanding commitments, ranging from 170 to 300 basis points over LIBOR. The Acquisition Facility was secured by the unencumbered assets of the Company. The Acquisition Facility was repaid through the Company's May 1998 equity financings, resulting in an extraordinary charge to earnings of $0.6 million due to the write-off of unamortized deferred financing costs. All assets were released from the lien related to the Acquisition Facility, resulting in some being reassigned to the Credit Facility unencumbered asset pool. The Company's Credit Facility was reinstated subsequent to the repayment of the Acquisition Facility during the second quarter.

         During December 1998, the Company closed two short-term bridge financings totaling $87.5 million. The first financing was a $51.5 million bridge loan with Prudential Securities at an interest rate (7.58% at December 31, 1998) equal to 200 basis points over the current one-month LIBOR. The loan was scheduled to mature on December 30, 1999 and was secured by the properties located at 1412 Broadway and 633 Third Avenue. The second financing was a $36 million bridge loan with Lehman Brothers at an interest rate (8.29% at December 31, 1998) equal to 275 basis points over the current one-month LIBOR. The loan was scheduled to mature on December 15, 1999 and was secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building. These bridge loans were repaid early out of the proceeds of the April 1999 fixed-rate mortgage financing (see below). The Company recorded an extraordinary loss of $0.6 million due to the write-off of unamortized deferred financing costs.

         1999 FINANCINGS

         During April 1999, the Company closed on two fixed-rate mortgage financings totaling $102.8 million with maturities of 10 years ($50.8 million secured by 1414 Avenue of the Americas, 36 West 44th Street, 633 Third Avenue and 70 West 36th Street) and 7 years ($52 million secured by 1412 Broadway). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87.5 million in secured floating-rate bridge financings (see above) and provided approximately $13 million in additional liquidity that was used to reduce the amount outstanding under the Company's Credit Facility.

         During May 1999, the Company closed on loans totaling $117.7 million. The first loan of $65 million is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate (9.25% at December 31, 1999). In October 1999, the company repurchased a $10.0 million non-investment grade tranche lowering the effective spread over the 30-day LIBOR from 275 basis points to 203 basis points. The second loan was a $52.7 million one-year floating rate facility, secured by the Madison Properties ($26.9 million), 90 Broad ($20.8 million), and 711 Third Avenue ($5.0 million) and bears interest at a rate of 150 basis points over the 30-day LIBOR rate (7.98% at December 31, 1999).

         During September 1999, the Company closed a $49.2 million fixed rate financing secured by the property located at 711 Third Avenue. This mortgage matures in 6 years and carries a fixed interest rate of 8.13%. The proceeds were used to repay a $5.0 million existing financing on the property (see above) with the balance used to reduce the amount outstanding under the Company's Credit Facility.

         During November 1999, simultaneous with the closing of the remaining 35 percent interest in the BMW Building, the Company obtained a new $70.0 million first mortgage from Bank of New York. The mortgage has a term of five years with a floating interest rate of 200 basis points over 30-day LIBOR. At the time of the financing, the Company entered into an interest rate protection agreement with Bank of New York. The agreement fixes the LIBOR interest rate at 6.10%; however, the LIBOR interest rate on the loan will begin floating if the actual LIBOR rate exceeds 6.10%, and is capped at a maximum LIBOR rate of 6.58%. At closing the loan's effective interest rate inclusive of the collar arrangement was 8.17%. This interest rate "collar" agreement is in effect for five years to correspond with the term of the loan. The Company used funds from the $70.0 million first mortgage to repay the $45.0 million mortgage assumed as part of the acquisition. Due to the limited interest rate exposure resulting from the collar arrangement, the Company considers this loan to be fixed in nature.

         On December 28, 1999, the Company closed on a $30.0 million credit facility with Prudential Securities Credit Corp. ("PSCC") (the "PSCC Facility"). The current borrowing capacity is $15.0 million. The PSCC Facility is secured by the Company's preferred equity interest in 1370 Avenue of the Americas and a repurchased mortgage participation interest in the mortgage at 420 Lexington Avenue. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility matures on December 27, 2000.

         INTEREST RATE PROTECTION AGREEMENT

         In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100 million of future debt. The underlying rate for that position was 5.13%. On December 3rd this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3.2 million. In connection with the hedge, the Company had mortgage commitments to complete five permanent mortgage financings. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $0.2 million which related to a mismatch in terms resulting in a charge to 1998 earnings.

         COMPETITION IN ITS MARKETPLACE

         All of the Properties are located in highly developed areas of Manhattan that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next six largest central business district office markets in the United States combined. Of the total inventory of 379 million rentable square feet in Manhattan, approximately 172 million rentable square feet is comprised of Class B office space and 207 million rentable square feet is comprised of Class A office space. Many tenants have been attracted to Class B properties in part because of their relatively less expensive rental rates (as compared to Class A properties) and the tightening of the Class A office market in midtown Manhattan. Consequently, an increase in vacancy rates and/or a decrease in rental rates for Class A office space would likely have an adverse effect on rental rates for Class B office space. Also, the number of competitive Class B office properties in Manhattan (some of which are newer and better located) could have a materially adverse effect on the Company's ability to lease office space at its properties, and on the effective rents the Company is able to charge.

         In addition, the Company competes with other property owners that may have greater resources than the Company. In particular, although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan Class B office properties, the Company may in the future compete with such other REITs. In addition, the Company may face competition from other real estate companies (including other REITs that currently invest in markets other than Manhattan) that may have greater financial resources than the Company or that are willing to acquire properties in transactions which are more highly leveraged than the Company is willing to undertake. The Company also faces competition from other real estate companies that provide management, leasing and construction services similar to those to be provided by the Service Corporation. In addition, certain requirements for REIT qualification may in the future limit the Company's ability to increase operations conducted by the Service Corporation without jeopardizing the Company's qualifications as a REIT.

         EMPLOYEES

         At February 4, 2000, the Company employed approximately 465 employees, over 65 of whom were managers and professionals, approximately 362 of whom were hourly paid employees involved in building operations and approximately 38 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements relating to 19 of the Company's properties covering 362 employees of the Company.

         RECENT DEVELOPMENTS

         On February 11, 2000, the Company sold 29 West 35th Street for $11.7 million (before selling costs), realizing a gain of approximately $5.0 million on the sale.

         On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which will be distributed to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

         The Rights are attached to each share of common stock. The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17 percent or more of the outstanding common stock or announces a tender offer for 17 percent or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

         On February 18, 2000, the Company acquired a 49.9 percent managing interest in 100 Park Avenue ("100 Park"), an 834,000 square foot, 36-story property, located in Manhattan. The purchase price of $95.8 million was funded through a combination of cash and debt. The Company will provide managing and leasing services for 100 Park.

         On March 8, 2000, the Company sold 36 West 44th Street for $31.5 million (before selling costs), realizing a gain of approximately $9.9 million on the sale.

         The Tax Relief Extension Act of 1999 was recently enacted and contains several tax provisions regarding REITs, including a reduction of the annual distribution requirement for REIT taxable income from 95% to 90%, which the Company presently is not planning on doing. The act also changes the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. One exception to this new test, which is also an exception to the 5% asset test under current law, allows a REIT to own any or all of the securities of a "taxable REIT subsidiary." A taxable REIT subsidiary can perform non-customary services for tenants of a REIT without disqualifying rents received from such tenants for purposes of the REIT's gross income tests and can also undertake third-party management and development activities as well as non-real-estate-related activities. A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a taxable REIT subsidiary for services are charged an arm's-length amount by the taxable REIT subsidiary for the service, rather than paying an excessive amount to the REIT as rent, (ii) shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two, and (iii) interest paid by a taxable REIT subsidiary to its REIT is commercially reasonable.

         These new tax provisions are not effective until January 1, 2001. In addition, grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999, but such protection ceases to apply after the corporation engages in a substantial new line of business or acquires any substantial asset and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999. The Company has made no decision at this time with regard to any actions it might take relating to the provisions contained in the Tax Relief Extension Act. However, because the Company currently has a 95% economic interest in its management subsidiary which is more than 10% of its value, the Company may have to restructure the ownership of this company or have it elect to be a taxable REIT subsidiary of SL Green in 2001. Furthermore, the Company may decide to simplify its capital structure, including that of its management subsidiary. If so, the Company then could consolidate its financial statements. None of the actions the Company may take will require shareholder approval.

         Securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT's assets consist of real estate. In addition, under current law, no more than 5% of a REIT's total assets can consist of securities of taxable REIT subsidiaries. This act increases the limit to 20%. As of December 31, 1999 the amount of SL Green's assets attributable to our taxable subsidiary was approximately 0.5%.

                               ITEM 2. PROPERTIES

         THE PORTFOLIO

           GENERAL. As of December 31, 1999, the Company owned interests in 22 Class B office properties encompassing approximately 7.6 million rentable square feet located primarily in midtown Manhattan. Certain of the Properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own two Class B office properties in Manhattan, encompassing approximately 1.0 million rentable square feet. These two properties were approximately 94% leased at December 31, 1999.

           The following table sets forth certain information with respect to each of the properties in the portfolio as of December 31, 1999:



                                                             Percentage
                                                                 of                             Percentage
                                                  Approximate Portfolio                             of
                           Year                    Rentable   Rentable                           Portfolio  Number
                          Built/                    Square     Square   Percent   Annualized    Annualized    of
Property                 Renovated    Submarket      Feet       Feet    Leased      Rent(1)        Rent     Leases
--------                 ---------    ---------      ----       ----    ------      -------        ----     ------
17 Battery Place...      1906/1999   World Trade/     811,000     10.7%    87%    $14,159,850      7.6%      53
                                      Battery Place
29 W. 35th Street (10)   1911/1985   Garment           78,000      1.0     97       1,621,098      0.9        6
50 W. 23rd Street.       1892/1992   Chelsea          333,000      4.5    100       6,920,420      3.7        17
36 West 44th                         Rockefeller
  Street (5)......       1922/1998   Center           165,000(5)   2.2    100       4,673,012(5)   2.5        68
70 W. 36th Street.       1923/1994   Garment          151,000      2.0    100       3,092,818      1.7        35
110 E. 42nd Street       1921/----   Grand Central No.251,000      3.3    100       6,683,104      3.6        36
470 Park Avenue                      Park Avenue
  South(4)........       1912/1994   South            260,000(4)   3.4     98       6,280,299      3.4        27
633 Third Avenue (7)     1962/1996   Grand Central No. 41,000      0.5    100       1,569,244      0.8         3
673 First Avenue (13)    1928/1990   Grand Central So.422,000      5.6    100      11,798,002      6.4        15
1140 Avenue of the                   Rockefeller
  Americas........       1926/1998   Center           191,000      2.5    100       5,659,916      3.1        33
1372 Broadway ....       1914/1998   Garment          508,000      6.9    100      12,419,992      6.7        29
1414 Avenue of the                   Rockefeller
  Americas........       1923/1998   Center           111,000      1.5    100       3,451,311      1.9        33
1466 Broadway.....       1907/1982   Times Square     289,000      3.8     91       9,471,807      5.1       138
420 Lexington (8).       1927/1999   Grand Cent.No. 1,188,000     15.7     97      34,140,285     18.4       265
321 W. 44th Street       1929/----   Times Square     203,000      2.7     97       4,506,734      2.4        28
440 Ninth Avenue..       1927/1989   Garment          339,000      4.5    100       6,243,610      3.4        20
711 Third Avenue(9)      1955/----   Grand Cent.No.   524,000      6.9     96      14,737,966      7.9        26
1412 Broadway ....       1927/1998   Times Square     389,000      5.2     95      11,089,090      6.0       115
555 West 57th Street (13)1971/----   Midtown West     941,000     12.5    100      17,586,002      9.5        28
286 Madison Avenue       1918.1997   Grand Central So 112,000      1.5     94       2,566,328      1.4        37
290 Madison Avenue       1952/----   Grand Central So  36,800      0.5     86       1,106,223      0.6         3
292 Madison Avenue       1923/----   Grand Central So 187,000      2.5    100       6,100,242      3.3        18
                                                    ------------ ------    --    ------------    ------     -----
Total/Weighted
 average wholly-owned                               7,530,800(6) 100.0%    97%   $185,832,353    100.0%     1,033
                                                    ------------ ------    --    ------------    ------     -----
                                                    ------------ ------    --    ------------    ------     -----
90 Broad Street (11)     1930/----   Financial        339,000              83       6,777,310                  40
1250 Broadway (12)(13)   1968/----   Penn Station     670,000             100      16,069,180                  30
                                                    ---------             ---    ------------               -----
Total/Weighted
  average joint ventures                            1,009,000              94%     22,846,490                  70
                                                    ---------              ---   ------------               -----
                                                    ---------              ---   ------------               -----
Grand Total/Weighted
  average portfolio                                 8,539,800              97%   $208,678,843               1,103
                                                    ---------              ---   ------------               -----
                                                    ---------              ---   ------------               -----



                                          Annual
                                            Net
                           Annualized    Effective
                              Rent         Rent
                               Per          Per
                             Leased       Leased
                             Square       Square
Property                     Foot(2)      Foot(3)
--------                     -------      -------

17 Battery Place...        $20.07       $20.62

29 W. 35th Street (10)      21.43        24.91
50 W. 23rd Street.          20.78        18.53
36 West 44th
  Street (5)......          28.32        32.37
70 W. 36th Street.          20.48        19.74
110 E. 42nd Street          26.71        26.94
470 Park Avenue
  South(4)........          24.62        20.90
633 Third Avenue (7)        38.27        38.10
673 First Avenue (13)       27.96        24.15
1140 Avenue of the
  Americas........          29.63        27.91
1372 Broadway ....          24.45        20.25
1414 Avenue of the
  Americas........          31.09        34.25
1466 Broadway.....          36.02        33.07
420 Lexington (8).          29.63        29.85
321 W. 44th Street          22.89        17.44
440 Ninth Avenue..          18.42        20.37
711 Third Avenue(9)         29.30        26.98
1412 Broadway ....          30.01        30.07
555 West 57th Street (13)   18.69        20.28
286 Madison Avenue          24.38        25.47
290 Madison Avenue          33.53        37.24
292 Madison Avenue          32.62        29.44
                           ------       ------
Total/Weighted
 average wholly-owned      $25.47       $24.76
                           ------       ------
                           ------       ------
90 Broad Street (11)        24.09        22.91
1250 Broadway (12)(13)      23.98        24.09
                           ------       ------
Total/Weighted
  average joint ventures   $24.05       $23.74
                           ------       ------
                           ------       ------
Grand Total/Weighted
  average portfolio        $25.42       $24.64
                           ------       ------
                           ------       ------


        (1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 1999 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of 1999 for the 12 months ended December 31, 2000 are approximately $2,046,973 for the wholly-owned Properties and $382,938 for the joint ventures.

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

         (5) The 36 West 44th Street is comprised of two buildings, 36 West 44th Street (a 14-story building) and 35 West 43rd Street (a four-story building).

         (6) Includes approximately 6,974,700 square feet of rentable office space, 406,000 square feet of rentable retail space and 150,100 square feet of garage space.

         (7)      The Company holds fee interests in condominium units.

         (8) The Company holds an operating sublease interest in the land and improvements.

         (9) The Company holds a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

         (10)     This property was sold on February 11, 2000.

         (11) The Company owns a 35% economic interest in this joint venture.

         (12)     The Company owns a 49.9% interest in this joint venture.

         (13)     Includes a parking garage.

HISTORICAL OCCUPANCY. The Company has historically achieved consistently higher occupancy rates in comparison to the overall Class B Midtown Markets, as shown in the following table:


                                                                              OCCUPANCY RATE OF CLASS B
                                                         PERCENT                  OFFICE PROPERTIES
                                                      LEASED AT THE                IN THE MIDTOWN
                                                     PROPERTIES (1)                  MARKETS (2)
                                                     --------------                  -----------

December 31, 1999..............................            97%                           93%
December 31, 1998..............................            93                            92
December 31, 1997..............................            94                            90
December 31, 1996..............................            95                            89
December 31, 1995..............................            95                            87
December 31, 1994..............................            98                            86
December 31, 1993..............................            96                            84

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

     LEASE EXPIRATIONS. Leases at the Properties, as at many other Manhattan office properties, typically extend for a term of ten or more years, compared to typical lease terms of 5-10 years in other large U.S. office markets. From January 1, 1994 through December 31, 1999, the Company or its predecessor renewed approximately 70% of the leases scheduled to expire at the Properties owned and managed by the Company or its predecessor during such period, constituting renewal of approximately 70% of the expiring rentable square footage during such period. Through December 31, 2004, the average annual rollover at the Properties is approximately 594,000 square feet, representing an average annual expiration of 8.1% of the total leased square feet at the Properties per year (assuming no tenants exercise renewal or cancellation options and no tenant bankruptcies or other tenant defaults).

     The following tables set forth a schedule of the annual lease expirations at the wholly-owned Properties and joint ventures, respectively, with respect to leases in place as of December 31, 1999 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):


                                                                                                  ANNUALIZED
                                                                                                     RENT
WHOLLY-OWNED PROPERTIES                                    PERCENTAGE                                PER
                                              SQUARE           OF            ANNUALIZED             LEASED
                               NUMBER        FOOTAGE          TOTAL             RENT                SQUARE
                                 OF             OF           LEASED              OF                FOOT OF
                              EXPIRING       EXPIRING        SQUARE           EXPIRING             EXPIRING
YEAR OF LEASE EXPIRATION       LEASES         LEASES          FEET           LEASES(1)            LEASES (2)
------------------------       ------         ------          ----           ---------            ----------

2000......................            261        614,974           8.40%        $17,140,683        $27.87
2001......................            130        520,330           7.11%         13,644,811         26.22
2002......................            151        600,186           8.20%         14,752,576         24.58
2003......................            126        619,510           8.47%         16,303,530         26.32
2004......................            105        617,246           8.44%         16,352,108         26.49
2005......................             42        546,179           7.46%         14,252,074         26.09
2006......................             43        452,655           6.19%         11,984,496         26.48
2007......................             36        475,152           6.49%         10,860,478         22.86
2008......................             41        610,643           8.34%         17,107,401         28.02
2009......................             42        612,086           8.36%         16,129,440         26.35
2010 & thereafter......                56      1,648,658          22.53%         37,304,756         22.63
                                       --      ---------          ------         ----------         -----
      Total/weighted
        average...........          1,033      7,317,619            100%       $185,832,353         $25.47
                                    =====      =========            ====       ============         ======



                                                                                              ANNUALIZED
                                                                                                 RENT
JOINT VENTURES                                             PERCENTAGE                            PER
                                              SQUARE           OF            ANNUALIZED         LEASED
                               NUMBER        FOOTAGE          TOTAL             RENT            SQUARE
                                 OF             OF           LEASED              OF            FOOT OF
                              EXPIRING       EXPIRING        SQUARE           EXPIRING         EXPIRING
YEAR OF LEASE EXPIRATION       LEASES         LEASES          FEET           LEASES(1)        LEASES (2)
------------------------       ------         ------          ----           ---------        ----------

2000......................        10         51,011           5.37%         $1,284,844        $25.19
2001......................         3          7,824           0.82%            217,484         27.80
2002......................         7         63,456           6.68%          1,757,163         27.69
2003......................        11        194,343          20.45%          4,407,750         22.68
2004......................        10        140,124          14.75%          3,545,258         25.30
2005......................         4         10,745           1.13%            396,342         36.89
2006......................         3        179,219          18.86%          3,662,495         20.44
2007......................         2         74,603           7.85%          1,535,465         20.58
2008......................         9         92,612           9.75%          2,360,055         25.48
2009......................         8         88,313           9.30%          2,360,934         26.73
2010 & thereafter......            3         47,851           5.04%          1,318,700         27.56
                                   -         ------           -----          ---------         -----
      Total/weighted
        average...........        70        950,101            100%        $22,846,490         $24.05
                                  ==        =======            ====        ===========         ======

(1) Annualized Rent of Expiring Leases, as used throughout this report, represents the monthly contractual rent under existing leases as of December 31, 1999 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 1999 for the 12 months ending December 31, 2000 are approximately $2,046,973 for the wholly-owned Properties and $383,000 for the joint venture properties.

(2) Annualized Rent Per Leased Square Foot of Expiring Leases, as used throughout this report, represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

TENANT DIVERSIFICATION. The wholly-owned Properties currently are leased to over 1,000 tenants which are engaged in a variety of businesses, including publishing, health services, retailing and banking. The following table sets forth information regarding the leases with respect to the 20 largest tenants at the Properties, based on the amount of square footage leased by such tenants as of December 31, 1999:


                                                                                        PERCENTAGE
                                                                                            OF                        PERCENTAGE
                                                                                         AGGREGATE                        OF
                                                                                         PORTFOLIO                    AGGREGATE
                                                           REMAINING                      LEASED                      PORTFOLIO
                                                          LEASE TERM    TOTAL LEASED      SQUARE       ANNUALIZED     ANNUALIZED
TENANT(1)                               PROPERTIES         IN MONTHS     SQUARE FEET       FEET           RENT           RENT
---------                               ----------         ---------     -----------       ----           ----           ----

City Of New York(3)             17 Battery Place                 96         295,371         4.04%       5,794,689        3.12%
BMW of Manhattan, Inc.          555 West 57th Street            151         183,438         2.51%       2,348,718        1.26%
City University of NY-
  CUNY                          555 West 57th Street            181         144,661         1.98%       3,393,205        1.83%
MTA .(4)                        420 Lexington Avenue            193         134,687         1.84%       3,255,806        1.75%
St. Luke's Roosevelt
  Hospital                      555 West 57th Street            116         133,700         1.83%       2,993,732        1.61%
CBS, Inc.                       555 West 57th Street             48         106,644         1.46%       1,599,988        0.86%
New York Presbyterian           555 West 57th Street and
  Hospital (5)                  673 First Avenue                120          99,650         1.36%       2,426,161        1.31%
Parade Publications, Inc.       711 Third Avenue                128          82,444         1.13%       1,813,768        0.98%
Kallir, Phillips, Ross, Inc.    673 First Avenue                 54          80,000         1.09%       2,403,695        1.29%
UNICEF                          673 First Avenue                 48          80,000         1.09%       2,520,411        1.36%
Greater New York Hospital       555 West 57th Street            171          74,937         1.02%       2,161,648        1.16%
New York Life Insurance
  Company                       420 Lexington Avenue            126          73,373         1.00%       2,523,438        1.36%
Gibbs & Cox Inc.                50 West 23rd Street              68          71,200         0.97%       1,685,371        0.91%
TBWA-Ketchum Public
  Relations                     292 Madison Avenue               72          70,791         0.97%       2,151,404        1.16%
Cirpriani 42nd Street, LLC      110 East 42nd Street            108          69,703         0.95%       2,499,996        1.35%
Wildcat Service Corporation     17 Battery Place                114          68,860         0.94%       1,387,836        0.75%
Crain Communications, Inc.      711 Third Avenue                109          66,735         0.91%       2,068,785        1.11%
Ross Stores                     1372 Broadway                    89          64,144         0.88%       1,436,942        0.77%
Capital Mercury Shirt           1372 Broadway                    67          64,122         0.88%       1,410,684        0.76%
NYC Board of Education          50 West 23rd Street             126          64,000         0.87%         731,649        0.39%
                                                               ---------------------------------------------------------------
TOTAL/Weighted
  Average(2)....                                                109       2,028,460        27.72%     $46,607,927       25.09%
                                                               ---------------------------------------------------------------
Joint Venture Properties
------------------------
The City of New York (if        1250 Broadway and
combined)                       17 Battery Place                 96         343,371                     6,866,414
Visiting Nurse Service of NY    1250 Broadway                    80         168,000                     3,441,345
Information Builders Inc.       1250 Broadway                    39          88,571                     1,988,651
                                                                            -------                   -----------
TOTAL                                                                       599,942                   $12,296,410
                                                                            =======                   ===========

(1) This list is not intended to be representative of the Company's tenants as a whole.
(2) Weighted average calculation based on total rentable square footage leased by each tenant.
(3) 30,740 square feet expire February 2006; 264,631 square feet expire December 2007.
(4) 22,467 square feet expire January 2008; 112,220 square feet expire January 2016.
(5)      76,000 square feet expire August 2006; 23,650 square feet expire
         December 2009

420 LEXINGTON AVENUE (THE GRAYBAR BUILDING)

The Company purchased the operating sublease at 420 Lexington Avenue, a.k.a. the Graybar Building in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub-market of the midtown Manhattan office market. The Property was designed by Sloan and Robertson and completed in 1927. The building takes its name from its original owner, the Graybar Electric Company. The Property contains approximately 1.2 million rentable square feet (including approximately 1,150,000 square feet of office space, 12,260 square feet of mezzanine space and 27,463 square feet of retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet. The Company restored the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades including new entrance and storefronts, new lobby, elevator cabs, and elevator lobbies and corridors.

The Graybar Building offers unsurpassed convenience to transportation. This Property enjoys excellent accessibility to a wide variety of transportation options with a direct passageway to Grand Central Station. Grand Central Station is the major transportation destination for commutation from southern Connecticut and Westchester County. Major bus and subway lines serve this Property, as well. The Property is ideally located to take advantage of the renaissance of Grand Central Terminal, which has been redeveloped into a major retail/transportation hub containing restaurants such as Michael Jordan's Steakhouse and retailers such as Banana Republic and Kenneth Cole.

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

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord's interest under a lease expiring December 31, 2008 subject to renewal by the tenant through December 31, 2029 (the "Ground Lease"). The Company controls the exercise of this renewal option through the terms of the subordinate leases described below.

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

As of December 31, 1999, approximately 98% of the rentable square footage in the Graybar Building was leased. The office space was 99% leased, the mezzanine space was 95% leased and the retail space was 75% leased. The following table sets forth certain information with respect to the Property:



                                                                                             ANNUALIZED
                                                                                           RENT PER LEASED
YEAR-END                                                           PERCENT OCCUPIED          SQUARE FOOT
-----------                                                        ----------------        ---------------
1999..........................................................            97%                  $29.63
1998..........................................................            98                    25.30
1997..........................................................            86                    26.80
1996..........................................................            88                    27.26
1995..........................................................            91                    28.97



As of December 31, 1999, the Graybar Building was leased to 248 tenants operating in various industries, including legal services, financial services and advertising, none of whom occupied 10% or more of the rentable square footage at the Property.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 1999 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                                                     ANNUALIZED
                                                      SQUARE       PERCENTAGE       ANNUALIZED        RENT PER
                                        NUMBER       FOOTAGE           OF              RENT            LEASED
                                          OF            OF            TOTAL             OF         SQUARE FOOT OF
                                       EXPIRING      EXPIRING     LEASED SQUARE      EXPIRING         EXPIRING
YEAR OF LEASE EXPIRATION                LEASES        LEASES          FEET            LEASES           LEASES
------------------------               --------      --------     -------------     ----------     --------------
2000..............................        54           143,862        12.3%         $ 3,884,490         $27.00
2001..............................        38           115,927         9.9%           3,570,552          30.80
2002..............................        37           131,227        11.2%           3,800,525          28.96
2003..............................        34            77,094         6.6%           2,360,445          30.62
2004..............................        32           101,600         8.7%           3,121,618          30.72
2005..............................        14            65,290         5.6%           2,055,296          31.48
2006..............................         6            73,967         6.3%           1,935,367          26.17
2007..............................        12            35,489         3.0%           1,062,734          29.95
2008..............................         7            94,402         8.1%           2,973,682          31.50
2009..............................         7            91,932         7.9%           2,919,378          31.76
2010 and thereafter...............         7           221,620        20.4%           6,456,198          29.13
                                  ----------------------------------------------------------------------------
Subtotal/Weighted average.........       248         1,152,410         100%         $34,140,285         $29.63
                                  ----------------------------------------------------------------------------

     The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $123.9 million as of December 31, 1999. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

     The current real estate tax rate for all Manhattan office properties is $9.742 per $100 of assessed value. The total annual tax for the Graybar Building at this rate including the applicable BID tax for the 1999-00 tax year is $5.7 million (at a taxable assessed value of $58.8 million).

     555 WEST 57TH STREET (BMW BUILDING)

     555 West 57th Street, The BMW Building, is a 20-story, 941,000 square foot building located between 10th and 11th Avenues in the Columbus Circle - Midtown West area of New York City. The building was constructed in 1973 and has undergone recent improvements including elevator modernization, HVAC and fire alarm systems, and is currently undergoing a facade restoration. The building is 100% occupied by primarily large institutional and commercial entities. The ground floor of the building is a newly designed 23,000 square foot BMW automobile showroom. The Company owns a 100% fee simple interest in the property.

                                                             ANNUALIZED RENT PER
                YEAR END             PERCENT OCCUPIED         LEASED SQUARE FOOT
                ---------            -----------------       --------------------
                1999...............        100%                     $18.69



     As of December 31, 1999, the property was leased to 28 tenants. The five largest tenants, all of whom occupy 10% or more of the rentable square footage at the property, occupy approximately 71% of the rentable square footage of the property.

     The following table sets out a schedule of the property's annual lease expirations with respect to leases executed as of December 31, 1999 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

                                                                        PERCENTAGE                       ANNUALIZED
                                                                         OF TOTAL       ANNUALIZED        RENT PER
                                                          SQUARE          LEASED         RENT OF        LEASED SQUARE
                                        NUMBER OF       FOOTAGE OF        SQUARE         EXPIRING          FOOT OF
         YEAR OF LEASE EXPIRATION    EXPIRING LEASES  EXPIRING LEASES     FOOTAGE         LEASES       EXPIRING LEASES
         ------------------------    ---------------  ---------------   -----------    -----------    ------------------
                   2000                     4                6,580           0.7%        $244,187           $37.11
                   2001                     1               19,000           2.0%         457,650            24.09
                   2002                     3               36,424           3.9%         569,190            15.63
                   2003                     4              145,505          15.5%       2,433,049            16.72
                   2004                     2                5,100           0.6%         100,796            19.76
                   2005                     1                6,800           0.7%         115,600            17.00
                   2006                     2               32,415           3.4%         654,460            20.19
                   2007                    --                   --             --              --               --
                   2008                     1                1,800           0.2%          35,000            19.44
                   2009                     2               43,403           4.6%       1,017,000            23.43
       2010 and thereafter                  8              643,973          68.4%      11,959,070            18.57
                                     ---------------- ------------- -------------- --------------- ----------------
       Subtotal/Weighted Average
                                           28              941,000           100%     $17,586,002           $18.69
                                     ================ ============= ============== =============== ================

      The aggregate undepreciated tax basis of depreciable real property at 555 West 57th Street for Federal income tax purposes was $101.7 million as of December 31, 1999. Depreciation and amortization are computed on the straight-line method over 39 years.

      The current real estate tax rate for all Manhattan office properties is $9.989 per $100 of assessed value. The total annual tax for 555 West 57th Street at this rate for the 1999-00 tax year is $2.8 million (at an assessed value of $28.3 million).

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

      GENERAL TERMS OF LEASES IN THE MIDTOWN MARKETS

      Leases entered into for space in the midtown markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets generally is ten to 15 years. The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each. The base rent during the initial term often will provide for agreed upon increases periodically over the term of the lease. Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), but not less than the base rent payable at the end of the prior period. Leases typically do not provide for increases in rent based upon increases in the consumer price index.

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

      MORTGAGE INDEBTEDNESS

      The Company has outstanding approximately $352.7 million of indebtedness secured by 15 of the Properties. Of this total, $270.7 million was fixed rate debt (weighted average interest rate of 7.97%) and $82.0 million was floating rate debt (weighted average interest rate of 8.34%). The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1999 are as follows:

         PROPERTY                    MORTGAGE NOTES                                                  1999             1998
         --------                    --------------                                                  ----             ----
        50 West 23rd Street         Note payable to GMAC with interest at 7.33%, due
                                    December 2007...............................................   $21,000          $21,000
        29 West 35th Street         First mortgage note with interest payable at 8.464%, due
                                    February 1, 2001............................................     2,825            2,903
        673 First Avenue            First mortgage note with interest payable at 9.0%, due
                                    December 13, 2003...........................................    14,740           16,452
        470 Park Avenue South       First mortgage note with interest payable at 8.25%, due
                                    April 1, 2004..............................................     10,153           10,507
        1414 Avenue of Americas,
          633 Third Avenue, 36
          West 44th Street and      First mortgage note with interest payable at 7.9%, due
          70 West 36th Street       May 1, 2009.................................................    50,800              ---
        1412 Broadway               First mortgage note with interest payable at 7.62%, due
                                    May 1, 2006.................................................    52,000              ---
        711 Third Avenue            First mortgage note with interest payable at 8.13%, due
                                    September 10, 2005..........................................    49,225              ---
                                                                                                 ---------       ----------
        555 West 57th Street        First mortgage note with interest payable at 8.10%, due
                                    November 4, 2004 (1)........................................    70,000              ---
                                                                                                 ---------       ----------
                                         Total fixed rate debt..................................   270,743           50,862
                                                                                                 ---------       ----------
        420 Lexington Avenue        First mortgage note with interest payable at 9.25%, due
                                    May 21, 2001................................................    55,000              ---
        Madison Properties          First mortgage note with interest payable at 7.98%, due
                                    June 1, 2000................................................    26,950              ---
                                                                                                 ---------       ----------
                                         Total floating rate debt...............................    81,950              ---
                                                                                                 ---------       ----------
                                    Total mortgage notes payable................................  $352,693          $50,862
                                                                                                 =========       ==========

        (1) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at December 31, 1999. If LIBOR exceeds 6.10%, the loan will float until the maximum cap of 6.58% is reached.

      ITEM 3. LEGAL PROCEEDINGS

      As of December 31, 1999 the Company was not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") on August 15, 1997 under the symbol "SLG". On March 9, 2000, the reported closing sale price per share of Common Stock on the NYSE was $22 5/16 and there were approximately 58 holders of record of the Company's Common Stock. The table below sets forth the quarterly high and low closing sales prices of the Common Stock on the NYSE and the distributions paid by the Company with respect to the periods indicated.

                                                            HIGH                LOW             DISTRIBUTIONS
                                                            ----              --------          ----------------

        Quarter ended March 31, 1998                      $27 7/8              $24               $0.35

        Quarter ended June 30, 1998                       $26 1/2              $21 15/16         $0.35

        Quarter ended September 30, 1998                  $24 3/8              $17 7/8           $0.35

        Quarter ended December 31, 1998                   $21 3/4              $17 1/2           $0.35

        Quarter ended March 31, 1999                      $22 3/16             $17 3/4           $0.35

        Quarter ended June 30, 1999                       $22 1/4              $17 11/16         $0.35

        Quarter ended September 30, 1999                  $21 5/8              $19 1/2           $0.35

        Quarter ended December 31, 1999                   $22                  $17 7/8           $0.3625

        Dividends are declared during each quarter and the dividend is paid during the subsequent quarter.

        UNITS

        At December 31, 1999 the Company had 2,428,056 Operating Partnership Units outstanding. These units received distributions per unit in the same manner as dividends were distributed per share to common shareholders.

        SALE OF UNREGISTERED SECURITIES

       The Company's issuance of securities in the transactions referenced below were registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

       The Company issued 159,515 and 240,000 shares of its Common Stock in July 1998 and January 1999, respectively, for deferred stock-based compensation in connection with employment contracts.

        ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth selected financial data for the Company, and on an historical combined basis for the SL Green Predecessor (as defined below), and should be read in conjunction with the Company's Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. The balance sheet information as of December 31, 1999, 1998 and 1997 represents the consolidated balance sheet of the Company and the statement of income for the years ended December 31, 1999 and 1998 and the period August 21, 1997 to December 31, 1997 represents consolidated results of the Company since the IPO. The combined balance sheet information as of December 31, 1996, and 1995 and statements of income for the period January 1, 1997 to August 20, 1997 and for the years ended December 31, 1996, and 1995 of the SL Green Predecessor have been derived from the historical combined financial statements.

       The "SL Green Predecessor" consists of the assets, liabilities, and owners' deficits and results of operations of two properties, 1414 Avenue of the Americas and 70 West 36th Street, equity interests in four other properties, 673 First Avenue, 470 Park Avenue South, 29 West 35th Street and the Bar Building (which interests are accounted for under the equity method) and of the assets, liabilities and owners' equity and results of operations of the Company's affiliated Service Corporation.

              THE COMPANY AND THE SL GREEN PREDECESSOR (HISTORICAL)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   THE COMPANY                              SL GREEN PREDECESSOR
                                    -----------------------------------------    ----------------------------------------
                                     YEAR ENDED     YEAR ENDED    AUGUST 21 -    JANUARY 1 -     YEAR ENDED DECEMBER 31,
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 20,     -------------------------
                                       1999           1998           1997           1997           1996          1995
                                    ----------     ----------      --------       --------      ----------    ----------
Operating Data:
Total revenue .................     $ 206,017      $ 134,552      $  23,207      $   9,724      $  10,182      $   6,564
                                    ---------      ---------      ---------      ---------      ---------      ---------
Property operating
  expenses ....................        62,168         45,207          7,077          2,722          3,197          2,505
Real estate taxes .............        29,198         21,224          3,498            705            703            496
Interest ......................        28,610         13,086          2,135          1,062          1,357          1,212
Depreciation and
  amortization ................        27,260         15,404          2,815            811            975            775
Loss on terminated
  project .....................          --            1,065           --             --             --             --
Loss on hedge transaction .....          --              176           --             --             --             --
Marketing, general and
  administration ..............        10,922          5,760            948          2,189          3,250          3,052
                                    ---------      ---------      ---------      ---------      ---------      ---------
Total expenses ................       158,158        101,922         16,473          7,489          9,482          8,040
                                    ---------      ---------      ---------      ---------      ---------      ---------

Operating income (loss) .......        47,859         32,630          6,734          2,235            700         (1,476)

Equity in net income (loss)
  from Service Corporation ....           730            387           (101)          --             --             --

Equity in net income of
  unconsolidated joint
  ventures ....................           377           --             --             --             --             --

Equity in net loss of
  uncombined joint ventures ...          --             --             --             (770)        (1,408)        (1,914)
                                    ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before
  minority interest and
  extraordinary items .........        48,966         33,017          6,633          1,465           (708)        (3,390)

Minority interest .............        (5,121)        (3,043)        (1,074)          --             --             --
                                    ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before
  extraordinary items .........        43,845         29,974          5,559          1,465           (708)        (3,390)

Extraordinary items (net of
  minority interest) ..........          (989)          (522)        (1,874)        22,087          8,961           --
                                    ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) .............        42,856         29,452          3,685         23,552          8,253         (3,390)
Preferred divi-
  dends and accretion .........        (9,598)        (5,970)          --             --             --             --
                                    ---------      ---------      ---------      ---------      ---------      ---------
Income available to common
  shareholders ................     $  33,258      $  23,482      $   3,685      $  23,552      $   8,253      $  (3,390)
                                    =========      =========      =========      =========      =========      =========
Income per common share
  before extraordinary item
  (basic and diluted) .........     $    1.41      $    1.22      $    0.45
                                    =========      =========      =========

Net income per common share
  (basic and diluted) .........     $    1.37      $    1.19      $    0.30
                                    =========      =========      =========

Cash dividends declared per
  common share ................     $    1.41      $    1.40      $    0.51
                                    =========      =========      =========

Basic weighted average common
    shares outstanding ........        24,192         19,675         12,292
                                    =========      =========      =========

Diluted weighted average
  common share and common
  share equivalents outstanding        26,680         22,145         12,404
                                    =========      =========      =========


                                                                          THE COMPANY                        SL GREEN PREDECESSOR
                                                       ---------------------------------------               ----------------------
                                                                                DECEMBER 31,
                                                       ---------------------------------------------------------------------------
                                                         1999            1998              1997            1996              1995
                                                         ----            ----              ----            ----              ----
Balance Sheet Data:
     Commercial real estate,
       before accumulated
       depreciation ...........                       $908,866          $697,061         $338,818          $ 26,284      $ 15,559
     Total assets .............                      1,071,242           777,796          382,775            30,072        16,084
     Mortgages and notes payable                       435,693           162,162          128,820            16,610        12,700
     Accrued interest payable..                          2,650               494              552                90         2,894
     Minority interest ........                         41,494            41,491           33,906               ---           ---
     Stockholders' equity/owners'
       (deficit)...............                        406,104           404,826          176,208            (8,405)      (18,848)


                                                THE COMPANY                            SL GREEN PRECEDESSOR
                                  -------------------------------------------  ---------------------------------------
                                   YEAR ENDED     YEAR ENDED    AUGUST 21 -    JANUARY 1      YEAR ENDED DECEMBER 31,
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   AUGUST 20,    -------------------------
                                     1999           1998           1997           1997         1996              1995
                                 ------------- -------------- -------------   ------------   --------          ------
Other Data:
Funds from operations
   after distributions
   to preferred share-
   holders (1) .............     $  62,645      $  42,858      $   9,355      $    --        $    --             $---
Funds from operations
   before distributions to
   preferred shareholders(1)        71,845         48,578          9,355           --             --             --
Net cash provided by
   (used in) operating
   activities ..............        48,013         22,665          5,713          2,838            272           (234)
Net cash provided by
   financing activities ....       195,990        347,382        224,234          2,782         11,960             63
Net cash (used in)
   investing activities ....      (228,678)      (376,593)      (217,165)        (5,559)       (12,375)          (432)

        ----------

      (1) The White Paper on Funds from Operations ("FFO") approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines FFO as net income
            (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties and significant non-recurring events that materially distort the comparative measurement of the Company's performance over time, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In October 1999, NAREIT revised the definition of FFO to include non-recurring events. This revised definition is effective for all periods beginning on or after January 1, 2000. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available for the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and FFO, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations."

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

        The following discussion related to the consolidated financial statements of the Company and the combined financial statements of SL Green Predecessor should be read in conjunction with the financial statements appearing in Item 8. In connection with the Formation Transactions as described in Note 1 to the financial statements there were significant changes in the financial condition and results of operations of the Company which are outlined below. Consequently, the comparison of the 1998/1997 historical periods provides only limited information regarding the operations of the Company. Therefore, in addition to the historical comparison, the Company has provided a comparison of the results of operations on a pro forma basis for that period.

        RESULTS OF OPERATIONS

        COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31,
        1998

        The following comparison for the year ended December 31, 1999 compared to the year ended December 31, 1998 makes reference to the following:
        (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at December 31, 1997, (ii) the effect of the "1998 Acquisitions," which represents all properties acquired in 1998, and (iiii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999.

        Rental revenue for the year ended December 31, 1999 totaled $174.9 million representing an increase of $60.0 million compared to $114.9 million for the year ended December 31, 1998. The increase is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased rental revenue $5.5 million, (ii) the 1998 Acquisitions which increased rental revenue by $30.0 million, and (iii) the 1999 Acquisitions which increased rental revenue by $24.5 million.

        Escalation and reimbursement revenue for the year ended December 31, 1999 totaled $21.9 million representing an increase of $6.0 million compared to $15.9 million for the year ended December 31, 1998. The increase is primarily attributable to the revenue associated with the following: (i) the 1998 Acquisitions which increased revenue by $2.7 million, and (ii) the 1999 Acquisitions which increased revenue by $3.4 million, partially offset by the Same-Store Properties which decreased revenue by $0.1 million.

        Signage revenue for the year ended December 31, 1999 totaled $1.7 million, representing an increase of $1.6 million compared to $0.1 million for the year ended December 31, 1998. The increase is primarily attributable to 1466 Broadway ($1.4 million) and 1414 Avenue of the Americas ($0.2 million).

        Investment income totaled $5.3 million for the year ended December 31, 1999 representing an increase of $2.0 million compared to $3.3 million for the year ended December 31, 1998. The investment income for 1999 primarily represents interest income from the 17 Battery Park mortgage ($0.7 million), 521 Fifth Avenue ($1.3 million), 636 11th Avenue ($0.9 million), 1370 Avenue of the Americas ($1.6 million), interest on other mortgage notes ($0.3 million) and interest from excess cash on hand ($0.5 million).

        Operating expenses for the year ended December 31, 1999 totaled $49.4 million representing an increase of $15.3 million compared to $34.1 million for the year ended December 31, 1998. The increase was primarily attributable to: (i) Same-Store Properties which increased operating expenses by $0.9 million, (ii) the 1998 Acquisitions which increased operating expenses by $5.7 million and (iii) the 1999 Acquisition properties which increased operating expenses by $8.7 million.

        Ground rent for the year ended December 31, 1999 totaled $12.8 million representing an increase of $1.7 million compared to $11.1 million for the year ended December 31, 1998. This increase primarily resulted from increased ground rent at 420 Lexington Avenue ($1.2 million), and 711 Third Avenue ($0.5 million).

        Interest expense for the year ended December 31, 1999 totaled $28.6 million representing an increase of $15.5 million compared to $13.1 million for the year ended December 31, 1998. This increase is primarily attributable to: (i) SameStore Properties ($2.6 million) as new secured mortgage financing was placed on assets in this portfolio, (ii) 1998 Acquisitions ($6.8 million) due to financing placed on 420 Lexington Avenue, 711 Third Avenue and 1412 Broadway, (iii) 1999 Acquisitions ($5.0 million) due to mortgage financing associated with these purchases and (iv) $1.1 million higher interest expense at the corporate level.

        Depreciation and amortization for the year ended December 31, 1999 totaled $27.3 million representing an increase of $11.9 million compared to $15.4 million for the year ended December 31, 1998. The increase is primarily attributable to: (i) Same-Store Properties which increased depreciation by $1.3 million, (ii) the 1998 Acquisitions which increased depreciation by $6.4 million, (iii) the 1999 Acquisitions which increased depreciation by $3.2 million, and (iv) an increase in the amortization of deferred finance costs totaling $1.0 million associated with fees incurred on the Company's 1999 secured mortgage financings.

        Real estate taxes for the year ended December 31, 1999 totaled $29.2 million representing an increase of $8.0 million compared to $21.2 million for the year ended December 31, 1998. The increase is primarily attributable to: (i) the 1998 Acquisitions which increased real estate taxes by $4.3 million, and (ii) the 1999 Acquisitions which increased real estate taxes by $4.0 million, partially offset by a decrease in real estate taxes at Same-Store Properties ($0.3 million) due to reduced tax rates.

        Marketing, general and administrative expense for the year ended December 31, 1999 totaled $10.9 million representing an increase of $5.1 million compared to $5.8 million for the year ended December 31, 1998. The increase is primarily due to increased personnel costs associated with the Company's recent growth ($3.3 million) and increased public entity and technology costs ($0.9 million).

        COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31,
        1997

        For discussion purposes, the results of operations from the year ended December 31, 1998 represent the operations of SL Green Realty Corp. and the results of operations for the year ended December 31, 1997 represent
        (i) the operating results of the SL Green Realty Predecessor (represented by 70 West 36th Street, 1414 Avenue of the Americas and 36 West 44th Street (since the acquisition date in July 1997) for the period January 1, 1997 to August 20, 1997 and (ii) the results of the Company from August 21, 1997 to December 31, 1997. The following transactions have occurred that have had a material impact on the comparison of the 1998 and 1997 results: (i) the Formation Transactions resulted in three buildings previously accounted for under the equity method (673 Third Avenue, 470 Park Avenue South and 29 West 35th Street) which are now reported as property results, three acquired buildings (50 West 23rd Street, 1140 Avenue of the Americas and 1372 Broadway) collectively the "IPO Acquisitions" being included in the 1998 results which were included in the 1997 results of the Company as of August 21, 1997; (ii) the results of 110 East 42nd Street (acquired September 1997) 17 Battery Place (acquired December 1997) and 633 Third Avenue (acquired December 1997) "the 1997 Acquisitions" are included in the consolidated results for 1998 and were included for only a portion of the 1997 results (iii) the results of 420 Lexington Avenue (acquired March 1998), 1466 Broadway (acquired March 1998), 321 West 44th Street (acquired March 1998), 711 Third Avenue (acquired May 1998), 440 Ninth Avenue (acquired June 1998) and 1412 Broadway (acquired August 1998) (the "1998 Acquisitions") which are included for a portion of the 1998 results, and were not included in the 1997 results.

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

        PRO FORMA RESULTS OF OPERATIONS

        COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997

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

      Year ended December 31, 1998 compared to year ended December 31, 1997
                                 (in thousands)
                                   (Unaudited)

                                                                                          Dollar
                                                                1998         1997         Change
                                                            -----------  ------------  -----------
                                                            (Historical) (Pro forma)
                                                                         (Unaudited)
REVENUE
Rental revenue .........................................     $117,304     $ 49,472     $ 67,832

Escalation & reimbursement revenues ....................       15,923        5,500       10,423
Investment income ......................................        3,267          485        2,782

Leasing commissions ....................................         --          2,251       (2,251)
Other income ...........................................          478        1,676       (1,198)
                                                             --------     --------     --------
                  Total revenues .......................      136,972       59,384       77,588
                                                             --------     --------     --------
Equity in net  income from Service
  Corporations .........................................          387          168          219
                                                             --------     --------     --------
EXPENSES

Operating income .......................................       36,545       13,165       23,380
Ground rent ............................................       11,082        4,297        6,785
Interest ...............................................       13,086        5,509        7,577
Depreciation and amortization ..........................       15,404        7,413        7,991
Real estate taxes ......................................       21,224        8,658       12,566
Loss on terminated contract ............................        1,065         --          1,065
Loss on hedge transaction ..............................          176         --            176
Marketing, general and administrative ..................        5,760        2,578        3,182
                                                             --------     --------     --------
                  Total expenses .......................      104,342       41,620       62,722
                                                             --------     --------     --------
                  Income before minority interest,
                  preferred stock dividends and
                  extraordinary items...................     $ 33,017     $ 17,932     $ 15,085
                                                             ========     ========     ========

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $25.3 million to $48.0 million for the year ended December 31, 1999 compared to $22.7 million for the year ended December 31, 1998. The increase was due primarily to the operating cash flow generated by the Same-Store Properties, 1998 Acquisitions and 1999 Acquisitions as a result of higher occupancy rates, rents which have been marked to market and flat property operating expense trends and an increase in investment income. Net cash used in investing activities decreased $147.9 million to $228.7 million for the year ended December 31, 1999 compared to $376.6 million for the year ended December 31, 1998. The decrease was due primarily to the decreased amount of property acquisitions in 1999 ($223 million) as compared to the amount of property acquisitions in 1998 ($357 million). Net cash provided by financing activities decreased $151.4 million to $196.0 million for the year ended December 31, 1999 compared to $347.4 million provided by financing activities for the year ended December 31, 1998. The decrease was primarily due to net proceeds from the Company's 1998 public offerings of common stock ($242.1 million) and preferred stock ($109.7 million) which were used to pay-off the Company's Acquisition Facility ($240 million) and purchase certain 1998 acquisitions as well as an increase in the dividends and distributions paid ($14.3 million).

CAPITALIZATION

During 1999, the Company financed its 1999 Acquisitions primarily with property level debt. This debt totaled $97.0 million with interest rates ranging from
7.98 percent to 8.10 percent at December 31, 1999.

At December 31, 1999, borrowings under the mortgage loans, and credit facilities represented 40.7% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.2 billion (based on a common stock price of $21.75 per share, the closing price of the Company's common stock on the New York Stock Exchange on December 31, 1999). The Company's principal debt maturities are scheduled to be $113.7 million and $63.0 million for the years ending December 31, 2000 and 2001, respectively.

At December 31, 1999, the Company had $352.7 million of property level mortgage debt (weighted average interest rate of 8.06 percent), encumbering 15 properties. This was comprised of $270.7 million in fixed rate debt and $82.0 million in floating rate debt.

At December 31, 1999, the Company had availability of $49.5 million under its $140.0 million Credit Facility (weighted average interest rate of 7.82 percent).

On December 28, 1999, the Company closed on a $30.0 million credit facility with PSCC. The current borrowing capacity is $15.0 million, of which none was drawn down at December 31, 1999. The PSCC Facility is secured by the Company's preferred equity interest in 1370 Avenue of the Americas and a repurchase mortgage participation interest in the mortgage at 420 Lexington Avenue. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility matures on December 27, 2000.

The Company is currently evaluating its options with respect to $113.7 million of debt maturing in 2000. The Company may refinance such debt or obtain new loans.

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

The Company estimates that for the years ending December 31, 2000 and 2001, it will incur approximately $37.7 million and $18.2 million, respectively, of capital expenditures (including tenant improvements) on properties currently owned. In 2000 and 2001, $15.7 million and $9.1 million, respectively, of the capital investments will be associated with the redevelopment of properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the credit facilities, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be provided primarily from the credit facilities, from additional borrowings secured by the properties and from future issuances of equity and debt. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through net cash provided by operations or additional borrowings.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $35.1 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

  FUNDS FROM OPERATIONS

The White Paper on FFO approved by the Board of Governors of NAREIT in March 1995 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties and significant non-recurring events that materially distort the comparative measurement of the Company's performance over time, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In October 1999, NAREIT revised the definition of FFO to include non-recurring events. This revised definition is effective for all periods beginning on or after January 1, 2000. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

 On a pro forma basis after giving effect to the Offering, Funds from Operations for the year ended December 31, 1997 and for the years ended December 31, 1998 and 1999, on a historical basis, are as follows (in thousands):

                                                                                        Year ended
                                                                                        December 31
                                                                        -------------------------------------------
                                                                         1999              1998               1997
                                                                     (Historical)       (Historical)      (Pro forma)

        Income before minority interest and extraordinary
          item...................................................        $48,966          $33,017           $17,932
        Add:
          Depreciation and amortization .........................         27,260           15,404             7,413
          Loss on hedge transaction..............................            ---              176               ---
          Loss on terminated transaction.........................            ---            1,065               ---
          FFO adjustment for unconsolidated joint ventures.......            433              ---               ---
       Less:

          Dividends on preferred shares..........................         (9,200)          (5,720)              ---
          Minority interest in the BMW Building..................         (1,765)             ---               ---
             Amortization of deferred financing costs and
            depreciation of non-rental real estate assets........         (3,049)          (1,084)             (186)
                                                                          -------          -------         ---------
        Funds From Operations ...................................        $62,645         $ 42,858          $ 25,159
                                                                         =======         ========          ========
        Cash flows provided by operating activities..............        $48,103          $22,665
        Cash flows used in investing activities..................      $(228,678)       $(376,593)
        Cash flows provided by financing activities..............       $195,990         $347,382

In compliance with the White Paper issued by NAREIT in March 1995, the Company has excluded a loss from a hedge transaction ($176,000) and loss on terminated transaction ($1.1 million) from the calculation of FFO. The Company believes these transactions are non-recurring in nature based on the Company's operating history of not entering into these types of transactions and, therefore, are non-recurring and would materially distort the Company's performance if included in the calculation of FFO. In accordance with the revised White Paper issued by NAREIT in October 1999, these transactions would be included in the calculation of FFO.

INFLATION

Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed escalations. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was scheduled to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. In 1999, the FASB delayed implementation of FASB 133 by one year. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

YEAR 2000 COMPLIANCE

The Company identified three areas of focus for Year 2000 Compliance: internal information technology, property operating equipment, and third party service suppliers. The Company began a project to update its information technology resources by installing new hardware and software throughout the Company and completed the implementation of the systems during 1998. The Company inquired regarding compliance status from all vendors providing systems identified as having potential Year 2000 compliance problems. The Company then tested each system with these vendors. At present, the Company has no automated interfaces from third party service providers into the Company's financial systems. In addition, limited contingency procedures were drafted in the event of Year 2000 failures associated with critical property level systems on the Company's internal information technology.

The Company did not incur material direct costs related to Year 2000. These direct costs excluded the costs to replace the hardware and software systems, as the decision to replace these systems was not accelerated by Year 2000 issues.

Due to the Company's Year 2000 program, the Company experienced no operational problems relating to the Year 2000 issue. The Company has concluded the Year 2000 project and anticipates no further Year 2000 compliance issues or expenditures.

ITEM 7A MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $2.0 million annually.

The Company may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, as effective hedges for identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. The cost of hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

Approximately $270.7 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 1999 ranged from LIBOR plus 125 basis points to LIBOR plus 275 basis points.

LONG-TERM DEBT, INCLUDING
CURRENT PORTION (IN                                                                                                        FAIR
THOUSANDS)                   2000         2001        2002          2003        2004        THEREAFTER       TOTAL        VALUE
-------------------       --------    --------    ---------      ---------   ----------     ----------     --------    ---------
Fixed Rate ..........     $  3,675    $  8,012    $   6,374      $   9,150    $ 78,477        $165,055     $270,743     $271,390
Average Interest Rate        7.96%       7.95%        7.93%          7.91%        7.81%

Variable Rate .......     $109,950    $ 55,000         --             --            --              --     $164,950     $164,950

        ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

        SL GREEN REALTY CORP

          Consolidated Balance Sheets as of December 31, 1999 and 1998.............................................      34
          Consolidated Statements of Income for the year ended December 31, 1999 and 1998 and the period
            August 21, 1997 (Inception) to December 31, 1997.......................................................      36
          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999 and 1998 and
            for the period August 21, 1997 (Inception) to December 31, 1997 .......................................      37
          Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and
            for the period August 21, 1997 (Inception) to December 31, 1997........................................      39
          Notes to Consolidated Financial Statements ..............................................................      41


        THE SL GREEN PREDECESSOR

          Combined Statement of Income for the period January 1, 1997 to
            August 20, 1997........................................................................................      36
          Combined Statement of Owners' Equity for the period
            January 1, 1997 to August 20, 1997.....................................................................      38
          Combined Statement of Cash Flows for the period January 1, 1997
            to August 20, 1997.....................................................................................      39
          Notes to the Combined Financial Statements ..............................................................      41


        UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS
          Combined Statement of Income for the period January 1, 1997 to
            August 20, 1997........................................................................................      63
          Combined Statement of Owners' Equity for the period January 1,
            1997 to August 20, 1997................................................................................      64
          Combined Statement of Cash Flows for the period January 1, 1997 to
            August 20, 1997........................................................................................      65
          Notes to Combined Financial Statements ..................................................................      67


        Schedule

          Schedule III Real Estate and Accumulated Depreciation as of
            December 31, 1999 .....................................................................................      72

                         REPORT OF INDEPENDENT AUDITORS

       To the Board of Directors and Shareholders of SL Green Realty Corp.

       We have audited the accompanying consolidated balance sheets of SL
       Green Realty Corp. as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended December 31, 1999 and for the period August 21, 1997 (date of commencement of operations) to December 31, 1997. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and schedule are the responsibility of SL Green Realty Corp.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the two years ended December 31, 1999 and for the period August 21, 1997 (date of commencement of operations) to December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /S/ Ernst & Young LLP

       New York, New York
       February 11, 2000
       except for Note 20, as to
       which the date is March 8, 2000

                         REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors and Shareholders of SL Green Realty Corp.

         We have audited the accompanying combined statement of income, owners' equity and cash flows of SL Green Predecessor for the period from January 1, 1997 to August 20, 1997. We have also audited the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and schedule are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of SL Green Predecessor's operations and their cash flows for the period from January 1, 1997 to August 20, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                               /S/ Ernst & Young LLP

        New York, New York
        February 10, 1998

                              SL GREEN REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                            DECEMBER 31,
                                                                                                  ----------------------------
                                                                                                      1999              1998
                                                                                                  -----------      -----------
ASSETS

Commercial real estate properties, at cost:
Land and land interests .....................................................................     $   132,081      $   112,123
Buildings and improvements ..................................................................         632,004          492,568
Building leasehold ..........................................................................         132,573           80,162
Property under capital lease ................................................................          12,208           12,208
                                                                                                  -----------      -----------
                                                                                                      908,866          697,061
Less accumulated depreciation ...............................................................         (56,983)         (37,317)
                                                                                                  -----------      -----------
                                                                                                      851,883          659,744
Properties held for sale ....................................................................          25,835             --
Cash and cash equivalents ...................................................................          21,561            6,236
Restricted cash .............................................................................          34,168           18,635
Tenant and other receivables, net of allowance of $938 and $374 in 1999 and 1998,
  respectively ..............................................................................           5,747            3,951
Related party receivables ...................................................................             463              245
Deferred rents receivable, net of reserve for tenant credit loss of $5,337 and $2,369 in 1999
  and 1998, respectively ....................................................................          37,015           20,891
Investment in and advances to Service Corporation ...........................................           4,978           10,694
Mortgage loans receivable and preferred equity investment ...................................          20,000           26,401
Investments in unconsolidated joint ventures ................................................          23,441             --
Deferred costs, net .........................................................................          30,540           15,282
Other assets ................................................................................          15,611           15,717
                                                                                                  -----------      -----------
Total assets ................................................................................     $ 1,071,242      $   777,796
                                                                                                  -----------      -----------
                                                                                                  -----------      -----------

                              SL GREEN REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          December 31,
                                                                                       1999         1998
LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable .....................................................     $   352,693      $    50,862
Secured bridge facilities ..................................................            --             87,500
Revolving credit facilities ................................................          83,000           23,800
Accrued interest payable ...................................................           2,650              494
Accounts payable and accrued expenses ......................................          17,167            5,588
Deferred revenue ...........................................................             306             --
Accounts payable to related parties ........................................            --                 63
Capitalized lease obligations ..............................................          15,017           14,741
Deferred land lease payable ................................................          11,611            9,947
Dividend and distributions payable .........................................          11,947           11,585
Security deposits ..........................................................          18,905           16,949
                                                                                 -----------      -----------
Total liabilities ..........................................................         513,296          221,529

Commitments and Contingencies

Minority interests in Operating Partnership ................................          41,494           41,491

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
   outstanding at December 31, 1999 and 1998 ...............................         110,348          109,950

STOCKHOLDERS' EQUITY

Common stock, $0.01 par value 100,000 shares
   authorized, 24,184 and 23,952 issued and outstanding at December 31, 1999
   and 1998, respectively ..................................................             242              240
Additional paid - in capital ...............................................         421,958          416,939
Deferred compensation plans ................................................          (6,610)          (3,266)
Officers' loans ............................................................             (64)            (528)
Distributions in excess of earnings ........................................          (9,422)          (8,559)
                                                                                 -----------      -----------
Total stockholders' equity .................................................         406,104          404,826
                                                                                 -----------      -----------

Total liabilities and stockholders' equity .................................     $ 1,071,242      $   777,796
                                                                                 -----------      -----------
                                                                                 -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                              STATEMENTS OF INCOME

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           SL GREEN REALTY CORP.                SL GREEN PREDECESSOR
                                                                        --------------------------------------  -------------------
                                                                             (Consolidated)                            (Combined)
                                                                               Years ended         August 21 to    January 1 to
                                                                            December 31,           December 31,    August 20,
                                                                          1999            1998        1997             1997
                                                                          ----            ----        ----             -----
REVENUES

Rental revenue ....................................................     $ 174,939      $ 114,884   $  20,033      $   4,107
Escalation and reimbursement revenues .............................        21,902         15,923       2,205            792
Signage rent ......................................................         1,660           --          --             --
Management revenues, including $458 (1997),
  from affiliates .................................................          --             --          --            1,268
Leasing commissions ...............................................          --             --           484          3,464
Construction revenues, net, including $6 (1997),
  from affiliates .................................................          --             --          --               77
Investment income .................................................         5,266          3,267         485           --
Other income ......................................................         2,250            478        --               16
                                                                        ---------      ---------   ---------      ---------
Total revenues ....................................................       206,017        134,552      23,207          9,724
                                                                        ---------      ---------   ---------      ---------
EXPENSES

Operating expenses including $4,707(1999), $2,118
  (1998), and $282 (1997) to affiliates ...........................        49,414         34,125       5,517          2,709
Real estate taxes .................................................        29,198         21,224       3,498            705
Ground rent .......................................................        12,754         11,082       1,560             13
Interest ..........................................................        28,610         13,086       2,135          1,062
Depreciation and amortization .....................................        27,260         15,404       2,815            811
Loss on terminated project ........................................          --            1,065        --             --
Loss on hedge transaction .........................................          --              176        --             --
Marketing, general and administrative .............................        10,922          5,760         948          2,189
                                                                        ---------      ---------   ---------      ---------
Total expenses ....................................................       158,158        101,922      16,473          7,489
                                                                        ---------      ---------   ---------      ---------
Income before equity in net income (loss) from Service Corporation, equity in net income (loss) of unconsolidated joint ventures and uncombined joint
  ventures, minority interest, and extraordinary item .............        47,859         32,630       6,734          1,465
Equity in net income/(loss) from Service Corporation ..............           730            387        (101)          --
Equity in net income of unconsolidated
  joint ventures ..................................................           377           --          --             --
Equity in net (loss) of uncombined joint ventures .................          --             --          --           (770)
Minority interest:

  Operating partnership ...........................................        (3,356)        (3,043)     (1,074)          --
  Partially owned properties ......................................        (1,765)          --          --             --
Extraordinary item, net of minority interest of $90, $52
  and $362 in 1999, 1998 and 1997, respectively ...................          (989)          (522)     (1,874)        22,087
                                                                        ---------      ---------   ---------      ---------
Net income ........................................................        42,856         29,452       3,685         23,552
Preferred stock dividends .........................................        (9,200)        (5,720)       --             --
Preferred stock accretion .........................................          (398)          (250)       --             --
                                                                        ---------      ---------   ---------      ---------
Net income available to common shareholders .......................     $  33,258      $  23,482   $   3,685      $  23,552
                                                                        =========      =========   =========      =========
Per share data:

Income per common share before extraordinary item .................     $    1.41      $    1.22      $    0.45
Extraordinary item per common share ...............................         (0.04)         (0.03)         (0.15)
                                                                        ---------      ---------      ---------

Net income per common share - basic and diluted ...................     $    1.37      $    1.19      $    0.30
                                                                        =========      =========      =========

Basic weighted average common shares outstanding ..................        24,192         19,675         12,292
                                                                        =========      =========      =========
Diluted weighted average common shares and common
     share equivalents outstanding ................................        26,680         22,145         12,404
                                                                        =========      =========      =========



   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Additional      Deferred                Distributions
                                                      Common      Paid-In     Compensation   Officers'   In Excess of
                                                       Stock      Capital         Plan         Loans       Earnings       Total
                                                   ----------   ----------    ------------   --------    -------------  ---------
Balance at August 21, 1997 (inception)
Net proceeds from initial public
offering of common stock ......................     $     123   $ 223,366         --             --           --        $ 223,489
Net income ....................................          --          --           --             --      $   3,685          3,685
Cash distributions declared ($0.51
per common share of which none
represented a return of capital for
federal income tax
purposes) .....................................          --          --           --             --         (6,269)        (6,269)
Contribution of the net assets of SL
Green Predecessor in exchange for
Units of the Operating Partnership
and other Formation
Transactions ..................................          --       (44,697)        --             --           --          (44,697)
                                                    ---------   ---------    ---------      ---------    ---------      ---------
Balance at December 31, 1997 ..................           123     178,669         --             --         (2,584)       176,208
Net income ....................................          --          --           --             --         29,452         29,452
Preferred dividend and accretion
requirement ...................................          --          --           --             --         (5,970)        (5,970)
Issuance of common stock net
offering cost ($1,615) and
revaluation increase in minority
interest ($6,934) .............................           115     234,709         --             --           --          234,824
Deferred compensation plan ....................             2       3,561    $  (3,563)          --           --             --
Amortization of deferred
compensation plan .............................          --          --            297           --           --              297
Cash distributions declared ($1.40
per common share of which none
represented a return of capital for
federal income tax
purposes) .....................................          --          --           --             --        (29,457)       (29,457)
Officers' loan net ............................          --          --           --        $    (528)        --             (528)
                                                    ---------   ---------    ---------      ---------    ---------      ---------
Balance at December 31, 1998 ..................           240     416,939       (3,266)          (528)      (8,559)       404,826
Net income ....................................          --          --           --             --         42,856         42,856
Preferred dividend and accretion
requirement ...................................          --          --           --             --         (9,598)        (9,598)
Deferred compensation plan and stock
award .........................................             2       5,019       (4,771)          --           --              250
Amortization of deferred
compensation plan .............................          --          --          1,427           --           --            1,427
Cash distributions declared ($1.41
per common share of which $0.10
represented a return of capital for
federal income tax purposes) ..................          --          --           --             --        (34,121)       (34,121)
Officers' loan, net ...........................          --          --           --              464         --              464
                                                    ---------   ---------    ---------      ---------    ---------      ---------

Balance at December 31, 1999 ..................     $     242   $ 421,958    $  (6,610)     $     (64)   $  (9,422)     $ 406,104
                                                    =========   =========    ==========     ==========   ==========     =========


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      COMBINED STATEMENT OF OWNERS' EQUITY
                             (AMOUNTS IN THOUSANDS)

                                                                                SL Green
                                                                               Predecessor
                                                                               ------------
        Balance at December 31, 1996..................................            $ (8,405)
          Distributions...............................................              (4,024)
          Contributions...............................................                  25
          Net income for the period ended August 20, 1997.............              23,552
                                                                                  ---------
        Balance at August 20, 1997....................................            $ 11,148
                                                                                  ---------
                                                                                  ---------



   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                            STATEMENTS OF CASH FLOWS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   SL Green Realty Corp                   SL Green Predecessor
                                                            --------------------------------------------  --------------------
                                                                       (Consolidated)                          (Combined)
                                                                       Years ended         August 21 to        January 1 to
                                                                       December 31,        December 31          August 20,
                                                                  1999           1998            1997              1997
                                                             -----------     ---------     ------------    -------------------
OPERATING ACTIVITIES

Net income ..............................................     $  42,856      $  29,452      $   3,685            $  23,552
Adjustments to reconcile net income to
net cash provided by  operating activities:
  Depreciation and amortization .........................        27,260         15,404          2,815                  811
  Equity in net (income) loss from Service Corporation ..          (730)          (387)           101                 --
  Equity in net (income) from unconsolidated joint
    ventures ............................................          (377)
  Minority interest .....................................         5,121          2,991            712                 --
  Share of net (income) from uncombined joint ventures---          --             --          (21,072)
  Deferred rents receivable .............................       (20,363)       (11,748)          (946)                (102)
  Provision for straight-line credit loss ...............         3,883          2,420           --                   --
  Amortization for officer loans and deferred
    compensation ........................................         1,891            747           --                   --
Extraordinary item - non-cash portion, net of
    minority interest in 1999, 1998 and 1997 ............           989            574            803                 --
Changes in operating assets and liabilities:
  Restricted cash .......................................        (9,229)        (6,147)          (223)                --
  Tenant and other receivables, net .....................        (2,391)        (3,213)          (614)                (190)
  Related party receivables .............................          (204)           619         (1,633)                (365)
  Deferred costs ........................................       (14,578)        (5,810)          (707)                (279)
  Other assets ..........................................         1,393         (8,441)        (3,101)                 656
  Accounts payable, accrued expenses and other
  liabilities ...........................................        10,829          4,738          4,524                 (173)
  Deferred land lease payable ...........................         1,663          1,466            297                 --
                                                              ---------      ---------      ---------            ---------
Net cash provided by operating activities ...............        48,013         22,665          5,713                2,838
                                                              ---------      ---------      ---------            ---------
INVESTING ACTIVITIES

Additions to land, buildings and improvements ...........      (223,240)      (357,243)      (217,165)              (7,411)
Investment in and advances to Service Corporation .......         6,446         (8,449)          --                   --
Investments in unconsolidated joint ventures ............       (18,285)          --             --                   --
Mortgage loan receivable ................................         6,401        (10,901)          --                   --
Contributions to partnership investments ................          --             --             --                    (25)
Distributions from partnership investments ..............          --             --             --                  1,877
                                                              ---------      ---------      ---------            ---------
Net cash used in investing activities ...................      (228,678)      (376,593)      (217,165)              (5,559)
                                                              ---------      ---------      ---------            ---------

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           SL Green Realty Corp.                SL Green Predecessor
                                                                         -----------------------------------    --------------------
                                                                            (Consolidated)                          (Combined)
                                                                             Years ended       August 21, to       January 1, to
                                                                             December 31,       December 31,         August 20,
                                                                          1999         1998         1997                1997
                                                                         -------     --------    -------------  -------------------
   FINANCING ACTIVITIES

Proceeds from mortgage notes payable ............................       339,775           --        21,000          7,000
Payments of mortgage notes payable ..............................       (62,144)        (1,958)    (76,822)          (219)
Proceeds from bridge financings .................................          --          327,460        --             --
Repayments of bridge financings .................................       (87,500)      (239,960)       --             --
Proceeds from senior revolving credit facility ..................       138,500        155,250      76,000           --
Repayments of senior revolving credit facility ..................       (79,300)      (207,450)       --             --
Capitalized lease obligation ....................................           276            251          58           --
Mortgage loan receivable ........................................          --             --       (15,500)          --
Net proceeds from sale of 8% mandatory preferred stock ..........          --          109,700        --             --
Cash distributions to owners ....................................          --             --          --           (4,024)
Cash contributions from owners ..................................          --             --          --               25
Dividends and distributions paid ................................       (46,389)       (32,144)     (2,348)          --
Deferred loan costs .............................................        (7,228)        (5,822)     (1,643)          --
Net proceeds from sale of common stock ..........................          --          242,055     228,704           --
Formation expenses ..............................................          --             --        (5,215)          --
                                                                      ---------      ---------   ---------      ---------
Net cash provided by financing activities .......................       195,990        347,382     224,234          2,782
                                                                      ---------      ---------   ---------      ---------
Net increase (decrease) in cash and cash
  equivalents ...................................................        15,325         (6,546)     12,782             61
Cash and cash equivalents at beginning of period ................         6,236         12,782        --              476
                                                                      ---------      ---------   ---------      ---------
Cash and cash equivalents at end of period ......................     $  21,561      $   6,236   $  12,782      $     537
                                                                      =========      =========   =========      =========
Supplemental cash flow disclosures
Interest paid ...................................................     $  26,454      $  13,144   $   1,583      $   1,085
                                                                      ---------      ---------   ---------      ---------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Land interest acquired for operating partnership units ..........                    $   1,000
Assets acquired
  Commercial real estate, net ...................................                                $  91,123
  Other assets ..................................................     $   7,714                  $  16,751
Liabilities assumed .............................................     $   4,861
Issuance of common stock as deferred compensation ...............     $   5,019      $   3,561
Contribution of property to joint venture .......................     $  25,579
Mortgage notes payable assumed ..................................     $  45,000                  $  73,073
Mortgage notes payable assigned to joint venture ................     $  20,800
Capitalized lease obligation ....................................                                $  14,431
Deferred land lease .............................................                                $   8,184
Security deposits payable .......................................                                $   4,262

In December 1999, 1998 and 1997 the Company declared distributions per share of $0.3625, $0.35 and $0.35, respectively. These distributions were paid in January 2000, 1999 and 1998, respectively.

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



       1. ORGANIZATION AND BASIS OF PRESENTATION

       INITIAL PUBLIC OFFERING AND FORMATION TRANSACTIONS

       SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities ("SL Green Predecessor"). The Operating Partnership received a contribution of interest in the real estate properties as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporation"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended and operates as a fully integrated, self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

       Concurrent with the consummation of the initial public offering (the "IPO") in August 1997, the Company and the Operating Partnership, together with the partners and members of the affiliated partnerships of the SL Green Predecessor and other parties which held ownership interests in the properties contributed to the Operating Partnership (collectively, the "Participants"), engaged in certain formation transactions (the "Formation Transactions").

       Substantially all of the Company's assets are held by, and it conducts its operations through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.

       PRINCIPLES OF COMBINATION - SL GREEN PREDECESSOR

       The SL Green Predecessor was not a legal entity but rather a combination of real estate properties and affiliated real estate management, construction and leasing entities under common control and management of Stephen L. Green and interests owned by Stephen L. Green in entities accounted for on the equity method (see Note 4) that were organized as partnerships and a limited liability company. The entities included in this financial statement have been combined for only the periods that they were under common control and management. All significant intercompany transactions and balances have been eliminated in combination. Capital contributions, distributions and profits and losses are allocated in accordance with the terms of the applicable agreements.

       For the entities accounted for on the equity method, SL Green Predecessor records its investments in partnerships and limited liability company at cost and adjusts the investment accounts for its share of the entities' income or loss and for cash distributions and contributions.

        SERVICE CORPORATION

       In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company does not own a 100% interest are conducted through an unconsolidated company, the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow (if any) from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by an SL Green affiliate. This controlling interest gives the SL Green affiliate the power to elect all directors of the Service Corporation. The Company accounts for its investment in the Service Corporation on the equity method of accounting because it has significant influence with respect to management and operations, but does not control the entity.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       All of the management, leasing and construction services with respect to the properties wholly-owned by the Company, are conducted through Management LLC which is 100% owned by the Operating Partnership.

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

       2.  SIGNIFICANT ACCOUNTING POLICIES

       PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company. Entities which are not controlled by the Company are accounted for under the equity method (see Note 6). All significant intercompany balances and transactions have been eliminated.

       INVESTMENT IN COMMERCIAL REAL ESTATE PROPERTIES

       Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the acquisition and redevelopment of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

       Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

       Category                              Term
       ---------------                       -----------------
       Building (fee ownership)              40 years
       Building improvements                 shorter of remaining life of the building or useful life
       Building (leasehold interest)         lesser of 40 years or remaining life of the lease
       Property under capital lease          49 years (lease term)
       Furniture and fixtures                four to seven years
       Tenant improvements                   shorter of remaining life of the lease or useful life

       Depreciation expense (including amortization of the capital lease asset) amounted to $22,672 and $13,555 for the years ended December 31, 1999 and 1998, respectively, $2,526 for the period August 21, 1997 to December 31, 1997 and $591 for the period January 1, 1997 to August 20, 1997.

       On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe that the value of any of its rental properties is impaired.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

       The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over 40 years. See Note 6.

       RESTRICTED CASH

       Restricted cash primarily consists of security deposits held on behalf of tenants.

       DEFERRED LEASE COSTS

       Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of the employees of the Company provide leasing services to the Properties. A portion of their compensation, approximating $1,572, $645 and $257 for the years ended December 31, 1999 and 1998, and the period August 21, 1997 to December 31, 1997, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

       DEFERRED FINANCING COSTS

       Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period. Deferred costs associated with the Company's forward treasury lock (see Note 8) are classified as deferred financing costs and are being amortized over the term of the related mortgage financings.

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

       RENT EXPENSE

       Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheet.

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

       UNDERWRITING COMMISSIONS AND COSTS

       Underwriting commissions and costs incurred in connection with the Company's stock offerings are reflected as a reduction of additional paid-in-capital.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       STOCK -BASED COMPENSATION

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations ("APB No. 25"). Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company's policy is to grant options with an exercise price equal to the quoted closing market price of the Company's stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized for the Company's stock option plans. Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

       EXTRAORDINARY ITEM

       Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, including related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

       INTEREST RATE HEDGE TRANSACTIONS

       The Company may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument.

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

       EARNINGS PER SHARE

       In accordance with the Statement of Financial Accounting Standards No. 128 ("FASB No. 128"), the Company presents both basic and diluted earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       CONCENTRATIONS OF CREDIT RISK

       Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments and accounts receivable. The Company places its cash investments with high quality institutions. Management of the Company performs ongoing credit evaluation of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the SL Green Predecessors' buildings and new acquisitions are all located in Manhattan, a borough of New York City ("Manhattan"), the tenants located in these buildings operate in various industries and no single tenant represents 10% of the Company's revenue. Approximately 19% of the Company's revenue for the period August 21, 1997 to December 31, 1997 was derived from 673 First Avenue. Approximately 19% and 11% of the Company's revenue was derived from 420 Lexington Avenue and 17 Battery Place, respectively, for the year ended December 31, 1998. Approximately 18% and 10% of the Company's revenue was

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 1999. The Company currently has 78% of its workforce covered by three collective bargaining agreements which service all of the Company's properties.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was scheduled to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. In 1999, the FASB delayed implementation of FASB 133 by one year. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

       MARKETABLE SECURITIES

       Marketable securities held by the preferred stock subsidiaries in 1998 were classified as available for sale. The cost of these securities approximated their fair value.

       RECLASSIFICATION

       Certain 1998 balances have been reclassified to conform with the 1999 presentation.

       3. PROPERTY ACQUISITIONS

       1999 ACQUISITIONS

       During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27,300. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

       During January 1999, the Company acquired a 65% controlling interest in 555 West 57th Street (the "BMW Building") for approximately $66,700 (including 65% interest in the previously existing third-party mortgage debt totaling $45,000). The 941,000 square foot property was approximately 100% leased as of the acquisition date. On November 5, 1999 the Company acquired the remaining 35% interest in the BMW Building for $34,100. Simultaneous with this closing, the Company obtained a new $70,000 first mortgage from Bank of New York and repaid the $45,000 debt assumed (see Note 8).

       During May 1999, the Company acquired four Manhattan properties located at 90 Broad Street ("90 Broad"), 286, 290 and 292 Madison Avenue (the "Madison Properties") (collectively, the "Tower Properties") for $84,500. The properties total 675,000 square feet and were approximately 89% leased as of the acquisition date. During July 1999, the Company contributed 90 Broad into a joint venture arrangement (see Note 6).

       1998 ACQUISITIONS

       On January 8, 1998, the Company acquired fee title to its property located at 1372 Broadway. Prior to this date the Company held a mortgagee's interest in this property with a right to acquire the fee.

       During March 1998, the Company purchased the operating leasehold interest in the property located at 420 Lexington Avenue (the "Graybar Building") and the fee interest in the property located at 1466 Broadway from the Helmsley organization (together the "Helmsley Properties") for $142,000. The Graybar Building is located adjacent to Grand Central Station and encompasses approximately 1.2 million square feet and the property at 1466 Broadway is located at 42nd Street and Broadway encompassing approximately 290,000 square feet.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       During March 1998 the Company purchased the property located at 321 West 44th Street for approximately $17,000, consisting of approximately 209,000 square feet.

       On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively the "Bar Building") for an additional cost of approximately $1,000.

       On May 21, 1998 the Company acquired the outstanding mortgage of the property located at 711 Third Avenue for approximately $44,600 in cash. The 20-story, 524,000 square foot building was 79% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations. On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20,000 and 44,772 Operating Partnership Units.

       On June 1, 1998 the Company acquired the property located at 440 Ninth Avenue for approximately $32,000 in cash. The 18-story, 340,000 square foot building was 76% occupied at the date of acquisition. In connection with this purchase, the Company obtained a $6,200 mortgage note receivable secured by the property located at 38 East 30th Street. The note's interest rate was 8% and was paid back during September 1998.

       On August 6, 1998 the Company closed the acquisition of an existing first mortgage secured by the property located at 636 11th Avenue, which is a 469,000 square foot industrial and warehouse block front property located between 46th and 47th Streets for $10,900. The mortgage bore interest at 8.875% at December 31, 1998. The Company had contracted to buy this mortgage on June 11, 1998 and simultaneously entered into an agreement to purchase the property during January 1999. This property was in Chapter 11 bankruptcy proceedings. During January 1999 the Company terminated this purchase agreement. The unrecoverable project costs and settlement costs resulted in a $1,100 charge to 1998 earnings.

       On August 14, 1998 the Company purchased the property located at 1412 Broadway (The Fashion Gallery Building) for $72,000, plus approximately $5,000 for reimbursement of loan prepayment charges and $5,000 related to capital expenditures, commissions and other closing costs. The property is a 25-story office building totaling 389,000 square feet and had an occupancy rate at the date of acquisition, including pending leases, of 89.5%.

       1997 ACQUISITIONS

       In connection with the Formation Transaction (see Note 1), the Company acquired the first mortgage related to 1372 Broadway on August 21, 1997 which provides for substantially all of the economic interest in the property and has the sole right to purchase the fee interest; accordingly, the Company has accounted for the 1372 Broadway investment as ownership interest in the property. The Company purchased the fee interest in January 1998 for approximately $1,000.

       On September 15, 1997, the Operating Partnership acquired the land and building at 110 East 42nd Street for $30,000. The acquisition was funded by proceeds of a Lehman Brothers Holdings, Inc. ("LBHI") loan and the Offering.

       On December 19, 1997, the Operating Partnership exercised the Company's option to acquire an interest in 17 Battery Place for approximately $59,000. In connection with this acquisition, the Company also loaned $15,500 to the co-tenant at 17 Battery Place. The mortgage receivable bore interest at 12% and was due March 31, 1999 and was secured by a first mortgage on the mortgagor's condominium interest in the property. The borrower did not make the scheduled payment on March 31, 1999, putting the loan into default. The Company began collection proceedings and collected the principal in full in addition to collecting all accrued interest. The cash required to purchase the property and fund the loan were financed through borrowings under the Company's senior unsecured revolving credit facility.

       On December 30, 1997 the Operating Partnership acquired a condominium ownership interest at 633 Third Avenue for $10,500 and a capital reserve of $1,000 (subsequently returned in 1998). The acquisition was funded by proceeds from a mortgage loan on 50 West 23rd Street and cash on hand.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       PRO FORMA

       The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 1999 and 1998 as though the 1999 Acquisitions and the 1998 Acquisitions described above and the May 1998 Offering (see Note 13) were made on January 1, 1998.

                                                                               1999             1998
                                                                             --------         --------
       Pro forma revenues ......................................             $212,206         $192,826
       Pro forma net income ....................................              $33,470          $31,880

       Pro forma basic earnings per common share ...............                $1.38           $1.33
       Pro forma diluted earnings per common share .............                $1.38           $1.33
       Common and common equivalent share - basic ..............               24,184           23,952
       Common and common equivalent share - diluted ............               24,229           23,993

       4.  INVESTMENT IN UNCOMBINED JOINT VENTURES

       The SL Green Predecessor's investments in three partnerships and a limited liability company had been accounted for under the equity method since control was shared with other parties.

       Condensed combined statements of operations of the partnerships and the limited liability company, are as follows:

                                                                                         JANUARY 1, TO
                                                                                         AUGUST 20,
                                                                                             1997
                                                                                         -------------
        CONDENSED STATEMENTS OF OPERATIONS

        Rental revenue and escalations..........................                            $13,463
        Other revenue...........................................                                 89
                                                                                           --------
        Total revenues..........................................                             13,552
                                                                                           --------
        Interest................................................                              5,320
        Depreciation and amortization...........................                              2,510
        Operating and other expenses............................                              7,142
                                                                                           --------
        Total expenses..........................................                             14,972
                                                                                             ------
        Operating loss before outside partner's interest........                             (1,420)
        Elimination of inter-company management fees............                                240
        Extraordinary gain on forgiveness of debt...............                             33,418
        Other partner share of the (income).....................                            (10,921)
                                                                                            --------

        Income allocated to the SL Green Predecessor............                            $21,317
                                                                                            --------
                                                                                            --------

        There were several business relationships with related parties which involved management, leasing and construction fee revenues and maintenance expense. Transactions relative to the combined statements of operations and balance sheet for the equity investees include the following before elimination of intercompany transactions:

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 JANUARY 1, TO
                                                                                  AUGUST 20,
                                                                                    1997
                                                                                 -------------
       Management fee expenses                                                      $448
       Leasing commission expenses.............................                      295
       Construction fees.......................................                    1,796
       Maintenance expenses....................................                      186

       5.  MORTGAGE LOANS RECEIVABLE AND PREFERRED EQUITY INVESTMENT

       On January 15, 1999, the Company discontinued the current redevelopment and subsequent purchase of 636 11th Avenue, and did not purchase the 469,000 square foot industrial and warehouse property. Termination of the purchase agreement signed last June resulted in a 1998 charge of approximately $1,100. The Company continued to hold a $10,900 first mortgage which was fully secured by the property yielding a current rate of 8.875%, increasing to 9%, effective April 1, 1999. This loan was repaid in full in December 1999.

       During April 1999, the Company originated and funded a $20,000 second mortgage bridge loan to finance 521 Fifth Avenue Partners, LLC's acquisition of a 440,000 square foot Manhattan office building located at 521 Fifth Avenue. The second mortgage bridge loan which had an initial term of six months with a yield of 16%, was extended for an additional three months with an expected yield of 17%. Goldman Sachs Mortgage Company purchased a 50% participation in the investment. This loan was repaid in full in December 1999.

       During May 1999, the Company acquired a $20,000 preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas located in Manhattan. The venture is entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. The venture also has the right to obtain fee title to the property after a prescribed period of time. The Company has also been reappointed manager of the property. The investment entitled the Company to receive a yield of 700 basis points over 30-day LIBOR preferentially on a current basis. In addition to receiving its preferred return, the Company may participate in the value it creates through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company may obtain 100% of the venture through the exercise of a right of first offer.

       6.       INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

       During July 1999, the Company entered into a joint venture agreement with Morgan Stanley Real Estate Fund III, L.P. to own 90 Broad located in Manhattan. The property was contributed to the venture by the Company and the Company retained a 35% economic interest in the venture. At the time of the contribution the property was valued at $34,600 which approximated the Company's cost basis in the asset. In addition, the venture assumed the existing $20,800 first mortgage that was collateralized by the property. The Company will continue to provide management, leasing and construction services at the property on a fee basis. During 1999, the Company earned $62 for such services. The venture agreement provides the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

       During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93,000. The property is 670,000 square feet and was 97% leased at acquisition. The Company holds a 49.9% stake in the venture and provides management, leasing and construction services at the property on a fee basis. During 1999, the Company earned $371 for such services. The acquisition was partially financed with a floating rate mortgage

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       totaling $64.7 million maturing in 3 years. This facility has the ability to be increased to $69,700 as funding of capital requirements is needed. The interest rate is 300 basis points over 30-day LIBOR (9.48% at December 31, 1999). The venture agreement provides the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

       The condensed balance sheet for the unconsolidated joint ventures at December 31, 1999, is as follows:

                                                                            1999
                                                                         ---------
        ASSETS
        Commercial real estate property.........................         $130,585
        Other assets............................................           14,236
                                                                         --------
         Total Assets...........................................         $144,821
                                                                         ========

        LIABILITIES AND MEMBERS' EQUITY

        Mortgage payable........................................          $85,450
        Other liabilities.......................................            7,278
        Members' equity.........................................           52,093
                                                                        ---------
         Total liabilities and members' equity..................        $ 144,821
                                                                        =========
        Company's net investment in
          unconsolidated joint ventures.........................        $  23,441
                                                                        =========

       The condensed statement of operations for the unconsolidated joint ventures from acquisition date through December 31, 1999 is as follows:

                                                1999
                                             ---------
  Total revenues .......................     $  9,433

  Operating expense ....................        3,069
  Real estate taxes ....................        1,522
  Interest .............................        2,606
  Depreciation and amortization ........        1,356
                                             ---------
      Total expenses ...................        8,553
                                             ---------
  Net income ...........................     $    880
                                             ---------
     Company's equity in earnings of
       unconsolidated joint ventures ...     $    377
                                             ========

7.  DEFERRED COSTS

                                               1999           1998
                                             --------      --------
Deferred costs consist of the following:
Deferred financing .....................     $ 15,096      $  8,342
Deferred leasing .......................       26,682        13,010
                                             --------      --------
                                               41,778        21,352
Less accumulated amortization ..........      (11,238)       (6,070)
                                             --------      --------
                                             $ 30,540      $ 15,282
                                             ========      ========

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       8.  MORTGAGE NOTES PAYABLE AND REVOLVING CREDIT FACILITY

       The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 1999 and 1998 are as follows:

         PROPERTY                   MORTGAGE NOTES                                                  1999             1998
       ---------------              --------------                                                  ----             ----
        50 West 23rd Street         Note payable to GMAC with interest at 7.33% due
                                    December 2007...............................................   $21,000          $21,000
        29 West 35th Street         First mortgage note with interest payable at 8.464%, due
                                    February 1, 2001............................................     2,825            2,903
        673 First Avenue            First mortgage note with interest payable at 9.0%, due
                                    December 13, 2003...........................................    14,740           16,452
        470 Park Avenue South       First mortgage note with interest payable at 8.25%, due
                                    April 1, 2004..............................................     10,153           10,507
        1414 Avenue of Americas,
          633 Third Avenue, 36
          West 44th Street and      First mortgage note with interest payable at 7.9%, due
          70 West 36th Street       May 1, 2009.................................................    50,800              ---
        1412 Broadway               First mortgage note with interest payable at 7.62%, due
                                    May 1, 2006.................................................    52,000              ---
        711 Third Avenue            First mortgage note with interest payable at 8.13%, due
                                    September 10, 2005..........................................    49,225              ---
        555 West 57th Street        First mortgage note with interest payable at 8.10%, due
                                    November 4, 2004 (1) .......................................    70,000              ---
                                                                                                  --------        ---------
                                          Total fixed rate debt.................................   270,743           50,862
                                                                                                   -------        ---------
        420 Lexington Avenue        First mortgage note with interest payable at 9.25%, due
                                    May 21, 2001................................................    55,000              ---
        Madison Properties          First mortgage note with interest payable at 7.98%, due
                                    June 1, 2000................................................    26,950              ---
                                                                                                ----------        ---------
                                          Total floating rate debt..............................    81,950              ---
                                                                                                ----------        ---------
                                    Total mortgage notes payable................................  $352,693          $50,862
                                                                                                ==========          =======

       (1) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at December 31, 1999. If LIBOR exceeds 6.10%, the loan will float until the maximum cap of 6.58% is reached.

       At December 31, 1999, the carrying value of the properties collateralizing the mortgage notes was $567,680.

       1999 FINANCING

       During April 1999, the Company closed on two fixed-rate mortgage financings totaling $102,800 with maturities of 10 years ($50,800 secured by 1414 Avenue of the Americas, 36 West 44th Street, 633 Third Avenue and 70 West 36th Street) and 7 years ($52,000 secured by 1412 Broadway). The weighted average interest rate on these financings is 7.78%. These mortgages replaced $87,500 in secured floating-rate bridge financings (see 1998 Financings) and provided approximately $13,000 in additional liquidity that was used to reduce the amount outstanding under the Company's revolving credit facility. The Company recorded a $600 extraordinary loss during the quarter ended June 30, 1999 for the early extinguishment of debt related to the write-off of unamortized deferred financing costs associated with these secured bridge loans.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       During May 1999, the Company closed on loans totaling $117,700. The first loan of $65,000 is secured by the Company's interest in 420 Lexington Avenue. The term of this loan is two years and bears interest at a rate of 275 basis points over the 30-day LIBOR rate (9.25% at December 31, 1999). In October 1999, the Company repurchased a $10,000 non-investment grade tranche lowering the effective spread from LIBOR plus 275 basis points to LIBOR plus 203 basis points. Simultaneous with the closing, the Company entered into an interest rate protection agreement which caps LIBOR at 6.5% for the term of the loan. The second loan was a $52,700 one-year floating rate facility, secured by the Madison Properties ($26,900), 90 Broad ($20,800) and 711 Third Avenue ($5,000) and bears interest at a rate of 150 basis points over the 30-day LIBOR rate (7.98% at December 31, 1999).

       During September 1999, the Company closed a $49,200 fixed rate financing secured by the property located at 711 Third Avenue. This mortgage matures in 6 years and carries a fixed interest rate of 8.13%. The proceeds were used to repay a $5,000 existing financing on the property (see above) with the balance used to reduce the amount outstanding under the Company's revolving credit facility.

       During November 1999, simultaneous with the closing of the remaining 35 percent interest in the BMW Building, the Company obtained a new $70,000 first mortgage from Bank of New York. The mortgage has a term of five years with a floating interest rate of 200 basis points over 30-day LIBOR. At the time of the financing, the Company entered into an interest rate protection agreement with Bank of New York. The agreement has fixed the LIBOR interest rate at 6.10% however, the LIBOR interest rate on the loan will begin floating if the actual LIBOR rate exceeds 6.10% and is capped at a maximum LIBOR rate of 6.58%. At closing the loan's effective interest rate inclusive of the collar arrangement was 8.17%. This interest rate "collar" agreement is in effect for five years to correspond with the term of the loan. The Company recorded a $400 extraordinary loss during the quarter ended December 31, 1999 for the early extinguishment of debt related to prepayment penalties incurred as a result of the early repayment of the $45,000 debt assumed in January 1999.

       On December 28, 1999, the Company closed on a $30,000 credit facility with Prudential Securities Credit Corp. (the "PSCC Facility"). The current borrowing capacity is $15,500, of which none was drawn down at December 31, 1999. The PSCC Facility is secured by the Company's preferred equity interest in 1370 Avenue of the Americas and a repurchased mortgage participation interest in the mortgage at 420 Lexington Avenue. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility matures on December 27, 2000.

       1998 FINANCINGS

       During March 1998, the Company converted the notes payable that were collateralized by 50 West 23rd Street into fixed rate obligations at an interest rate of 7.33%.

       During December 1998, the Company closed two short-term bridge financings. The first financing was a $51,500 bridge loan with Prudential Securities at an interest rate equal to 200 basis points over the current one-month LIBOR (7.58% at December 31, 1998). The loan which was secured by the properties located at 1412 Broadway and 633 Third Avenue was repaid in April 1999. The second financing was a $36,000 bridge loan with Lehman Brothers at an interest rate equal to 275 basis points over the current one-month LIBOR (8.29% at December 31, 1998). The loan which was secured by the properties located at 70 West 36th Street, 1414 Avenue of the Americas and The Bar Building was repaid in April 1999.

       1997 FINANCING

       On December 19, 1997, the Company entered into a $140,000 three year senior unsecured revolving credit facility (the"Credit Facility") due December 2000. Availability under the Credit Facility may be limited to an amount less than the $140,000 which is calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the Credit Facility bear interest on a graduated rate per annum equal to the London Interbank Offered Rate ("LIBOR") applicable to each interest period plus 120 basis points to 145 basis points per annum. The Credit Facility requires

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1999, the outstanding amount of indebtedness under the Credit Facility was $83,000 and the interest rate on such indebtedness was 7.82% per annum. Availability under the Credit Facility was reduced further by the issuance of letters of credit in the amount of $7,500 $6,200 for acquisition deposits for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company's borrowing capacity under the Credit Facility was $49,500.

       INTEREST RATE PROTECTION AGREEMENTS

       In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100,000 of future financing. The underlying rate for that position was 5.13%. On December 3rd this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3,200. In connection with the hedge, the Company had commitments to complete five permanent mortgage financings totaling $103,000 on properties located at 70 West 36th Street, 36 West 44th Street, 1414 Avenue of the Americas, 633 Third Avenue and 1412 Broadway. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $200 which related to a mismatch in terms resulting in a charge to 1998 earnings.

        PRINCIPAL MATURITIES

        Combined aggregate principal maturities of mortgages and notes payable as of December 31, 1999 are as follows:

                                                                Total
                                                                -----
                           2000...........................    $113,625
                           2001...........................      63,012
                           2002...........................       6,374
                           2003...........................       9,150
                           2004...........................      78,477
                           Thereafter.....................     165,055
                                                              --------
                                                              $435,693
                                                              --------
                                                              --------


       MORTGAGE RECORDING TAX - HYPOTHECATED LOAN

       The Operating Partnership mortgage tax credit loans totaled approximately $134,000 from LBHI at December 31,1998. These loans were collateralized by the mortgages encumbering the Operating Partnership's interests in 711 Third Avenue. The loans were also collateralized by an equivalent amount of the Company's cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rate commensurate with that of the portfolio of six month US Treasury securities, which matured on May 18, 1999. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 1998. The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings. These mortgage tax credit loans were all paid off during 1999.

       9. PROPERTIES HELD FOR SALE

       At December 31, 1999, the Company had two properties comprising approximately 243,000 rentable square feet held for sale. These properties were under contract for sale in the aggregate amount of $43,200, with deposits of $2,000. There can be no assurance that such properties held for sale will be sold.

       The following table discloses certain information regarding the two properties held for sale by the Company:

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   1999            1998
                                                   ----            ----
Total Revenues                                   $  7,206      $  6,950
Operating Expenses                                 (2,813)       (3,008)
Depreciation and Amortization                        (883)         (936)
Other                                              (1,240)         (336)
                                                 --------      --------
Net Income                                       $  2,270      $  2,670
                                                 ========      ========
Net Carrying Value (including related costs)
    at December 31, 1999                         $ 25,835
                                                 ========

       On February 11, 2000, the Company sold 29 West 35th Street for $11,700, before selling costs, realizing a gain of approximately $5,000 on the sale.

       10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

       Cash equivalents, mortgage receivables, and variable and fixed rate debt are carried at amounts which reasonably approximate their fair values based on discounted cash flow models.

       Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

       11.  RENTAL INCOME

       The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 2000 to 2019. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 1999 are as follows:

                         2000........................   $171,066
                         2001........................    175,187
                         2002........................    149,238
                         2003........................    140,316
                         2004........................    121,923
                         Thereafter..................    518,244
                                                         -------
                                                      $1,275,974
                                                      ----------
                                                      ----------

       12.  RELATED PARTY TRANSACTIONS

       There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green exclusive of the uncombined joint ventures which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the years ended December 31, include the following:

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      SL Green Realty Corp.              SL Green Predecessor
                                 -----------------------------------     --------------------
                                                      August 21 to           January 1 to
                                                      December 31              August 20
                                  1999       1998        1997                    1997
                                -------    -------   -------------       ---------------------
Management revenues .......     $  171     $  178     $   78                    $  172
Leasing commission revenues        107        181          8                        29
Construction fees .........       --         --           14                        37
Rental income .............       --         --         --                          43
Maintenance expense .......      4,707      2,118        119                       163


        Amounts due from related parties at December 31, consist of:

                                                               1999     1998     1997
                                                               ----     ----     ----
17 Battery Condominium Association .......................     $176     $245      --
Morgan Stanley Real Estate Fund ..........................      197      --       --
Carlyle Group ............................................       13      --       --
Officers .................................................      141      528     $725
                                                               ----     ----     ----
                                                               $527     $773     $725
                                                               ====     ====     ====

Amounts due to related parties at December 31, consist of:


                                                                1999   1998      1997
                                                               -----   ----      ----
29 West 35th Street Predecessor Partnership ..............     $--      $--      $ 45
36 West 44th Street Predecessor Partnership ..............      --        12       56
70 West 36th Street Predecessor Partnership ..............      --        12       67
1414 Avenue of the Americas Predecessor Partnership ......      --        25       88
470 Park Avenue South Predecessor Partnership ............      --         6       72
673 First Avenue Predecessor Partnership .................      --         8       39
                                                               ----     ----     ----
                                                                $--     $ 63     $367
                                                               ====     ====     ====


       13.      STOCKHOLDERS' EQUITY

       The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of Common Stock, $.01 par value per share, 75,000,000 shares of Excess Stock, at $.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11,615,000 shares of its Common Stock (including the underwriters' over-allotment option of 1,520,000 shares) through a public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to officer stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of December 31, 1999, no shares of Excess Stock were issued and outstanding.

       On May 12, 1998 (the "May 1998 Offering"), the Company completed the sale of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353,000, net of underwriter's discount) were used principally to repay the Acquisition Facility (see Note 17) and acquire additional properties. These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.2%.

       As of December 31, 1999 and 1998, the minority interest unitholders owned 9.1% (2,428,217 units) and 9.2% (2,428,217 units) of the Operating
       Partnership, respectively.

       At December 31, 1999, 10,102,217 shares of common stock were reserved for the converstion of 2,428,217 units, 2,975,000 stock options and 4,699,000 PIERS.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       STOCK OPTION PLANS

       During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (The "Stock Option Plan"). The Stock Option Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code ("ISOs"), (ii) the grant of stock options that do not so qualify ("NQSOs"), (iii) the grant of stock options in lieu of cash Directors' fees and employee bonuses, (iv) grants of shares of Common Stock, in lieu of compensation; and (v) the making of loans to acquire shares of Common Stock, in lieu of compensation. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant in the case of ISOs; provided that, in the case of grants of NQSOs granted in lieu of cash Director's fees and employee bonuses, the exercise price may not be less than 50% of the fair market value of the shares of Common Stock on the date of grant. At December 31, 1999, approximately 2,975,000 shares of Common Stock are reserved for exercise of warrants and stock options.

       Options granted under the 1997 qualified stock option plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing one year from the date of grant (with the exception of 10,000 options which have a vesting period of one year).

       The Company applies APB No. 25 and related interpretations in accounting for its plan. Statement of Financial Accounting Standards No. 123 ("FAS 123") was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of FAS 123 is optional,however, pro forma disclosure, as if the Company adopted the cost recognition requirements under FAS 123, are presented below. The Company did not record any compensation expense under APB 25.

       A summary of the status of the Company's stock options as of December 31, 1999 and 1998 and changes during the years ended December 31, 1999 and 1998, are presented below:

                                                               Outstanding  Weighted Average
                                                                Shares      Exercise Price
       Balance at December 31, 1997                               660,000   $   21.27
       Granted                                                  1,306,000   $   21.26
       Exercised                                                     --       --
       Lapsed or cancelled                                       (168,000)  $   21.86
                                                               ----------   ----------
       Balance at December 31, 1998                             1,798,000   $   21.19
       Granted                                                    609,000   $   20.59
       Exercised                                                     --       --
       Lapsed or cancelled                                       (356,000)  $   22.41
                                                               ----------   ----------
       Balance at December 31, 1999                             2,051,000   $   20.80
                                                               ==========   ==========
       Options exercisable at December 31, 1998                   186,666   $   21.23
       Options exercisable at December 31, 1999                   529,364   $   21.06
                                                               ==========   ==========

       The weighted average exercise price of the 2,051,000 options outstanding was $20.80 as of December 31, 1999. The remaining weighted average contractual useful life of the options was 9.3 years. The weighted average fair value of options granted during the year was $2,300 and $6,200 for the years ended December 31, 1999 and 1998, respectively. The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999, 1998 and 1997.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1999                       1998                     1997
       ------------------------------------------------ -------------------------- -------------------------- ----------
       Dividend yield                                         5.00%                      5.00%                   5.00%
       Expected life of option                               4 years                    4 years                 4 years
       Risk-free interest rate                                5.00%                      5.00%                   5.00%
       Expected stock price volatility                       28.76%                     36.95%                   36.95%

       The compensation cost under FAS 123 for the stock performance-based plan would have been $1,600, $2,600 and $285 in 1999, 1998 and 1997, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with FAS 123, the Company's net income and net income per common share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                                                 1999                    1998                      1997
       ----------------------------------------------------- --------------------- -------------------------- --------------
       Net income                                              $31,705                  $20,900                   $3,400
       Net income per common share - basic                      $1.31                    $1.06                    $0.28
       Net income per common share - diluted                    $1.31                    $1.06                    $0.28

       The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

       EARNINGS PER SHARE

       Earnings per share is computed as follows:


                                                                             FOR THE YEAR ENDED DECEMBER 31, 1999
                                                             --------------------------------------------------------------------
                                                                     INCOME                   SHARES                 PER SHARE
                                                                   (NUMERATOR)             (DENOMINATOR)              AMOUNT
       ----------------------------------------------------- ------------------ ------------------------ -----------------------
       Basic Earnings:
         Income available to common
         shareholders                                                  $33,258               24,192,000                  $1.37
       Effect of Dilutive Securities:
         Redemption of Units to common shares                            3,356                2,428,000
         Stock Options                                                     ---                   60,000
       ----------------------------------------------------- ------------------ ------------------------ ----------------------
       Diluted Earnings:
         Income available to common
         shareholders                                                  $36,614               26,680,000                  $1.37
       ----------------------------------------------------- ------------------ ------------------------ ----------------------


                                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                                             -------------------------------------------------------------------
                                                                     INCOME                   SHARES                 PER SHARE
                                                                   (NUMERATOR)             (DENOMINATOR)              AMOUNT
       ----------------------------------------------------- ------------------------ ------------------------ -----------------
       Basic Earnings:
         Income available to common
         shareholders                                                   $23,482               19,675,000                  $1.19
       Effect of Dilutive Securities:
         Redemption of Units to common shares                             3,043                2,406,000
         Stock Options                                                      ---                   64,000
       ----------------------------------------------------- ------------------- ------------------------ --------------------
       Diluted Earnings:
         Income available to common
         shareholders                                                   $26,525               22,145,000                  $1.19
       ----------------------------------------------------- ------------------- ------------------------ ---------------------

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       The conversion of the PIERS which are currently anti-dilutive using the "if converted" method may result in the dilution of future earnings per share.

       PREFERRED STOCK

       The Company's 8% PIERS are non-voting and are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $24.475 per share. The conversion of all PIERS would result in the issuance of 4,699,000 of the Company's common stock which has been reserved for issuance. The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative. On or after July 15, 2003 the PIERS may be redeemed at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The PIERS were recorded net of underwriters discount and issuance costs. These costs are being accreted over the expected term of the PIERS using the interest method.

       14. BENEFIT PLANS

       The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $644, $366, $35 and $44 during the years ended December 31, 1999 and 1998, the periods August 21, 1997 to December 31, 1997, and January 1, 1997 to August 20, 1997, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

       EXECUTIVE STOCK COMPENSATION

       During July 1998, the Company issued 150,000 shares in connection with an employment contract. These shares vest annually at rates of 15% to 35% and were recorded at fair value. At December 31, 1999, 22,500 of these shares had vested and the Company recorded compensation expense of approximately $534.

       Effective January 1, 1999 the Company implemented a deferred compensation plan (the "Deferred Plan") covering certain executives of the Company. In connection with the Deferred Plan the Company issued 240,000 restricted shares. The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. As of December 31, 1999, 44,660 of these shares had vested and the Company recorded compensation expense of approximately $893.

       401(k) PLAN

       During August 1997, the Company implemented a 401(k) Savings/Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. As of December 31, 1999, the Company has not made any contributions to the 401(k) Plan.

       15. COMMITMENTS AND CONTINGENCIES

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

       The Company has entered into employment agreements with certain executives. Eight executives have employment agreements which expire between July 2000 and July 2003. The cash based compensation associated with these employment agreements totals approximately $1,500 annually.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       In December 1999, the Company received 387,635 warrants from Onsite Access Inc. ("Onsite") in exchange for providing Onsite with access to its portfolio of properties. This arrangement provides certain marketing preferences to Onsite in exchange for which the Company will receive a share in the revenues of the service provider. The Company is also entitled to receive up to an additional 494,718 warrants based on the terms of the Warrant Issuance Agreement. Onsite provides comprehensive communications solutions for small and medium-sized business customers in multi-tenant commercial office buildings. The warrants had an estimated fair value of $306 at December 31, 1999. This was recorded as Deferred Revenue at December 31, 1999 and will be amortized over the term of the agreement. The warrants are held in an LLC of which the Company owns a 75 percent managing member interest, and the remaining interest is held by certain members of management.

       During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue. The operating sub-leasehold position requires annual ground lease payments totaling $6,000 and sub-leasehold position payments totaling $1,100 (excluding an operating sub-lease position purchased January 1999 - see Note 3). The ground lease and sub-leasehold positions expire 2008. The Company may extend the positions through 2029 at no additional cost.

       In April 1988, the SL Green Predecessor entered into a lease agreement for property at 673 First Avenue in New York City, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

       The property located at 1140 Avenue of the Americas operates under a net ground lease ($348 annually) with a term expiration date of 2016 and with an option to renew for an additional 50 years.

       The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083. Under the sub-lease, the Company is responsible for ground rent payments of $1,600 annually increasing to $3,100 in July 2001 for ten years. The ground rent is reset after year ten based on the estimated fair market value of the property.

       The Company continues to lease the 673 First Avenue property which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $2,782 and $2,533 at December 31, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 1999:

                                                                           NONCANCELLABLE
         DECEMBER 31,                                 CAPITAL LEASES       OPERATING LEASES
         -----------                                  --------------       ----------------
         2000                                           $1,177                   $11,079
         2001                                            1,290                    11,687
         2002                                            1,290                    12,075
         2003                                            1,290                    12,075
         2004                                            1,290                    12,075
         Thereafter                                     60,306                   339,293
                                                        ------                   -------
         Total minimum lease
         payments                                       66,643                  $398,284
                                                                                ========
         Less amount
         representing interest                         (51,626)
                                                       --------
         Present value of net
         minimum lease payments                        $15,017
                                                       =======

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       16. ENVIRONMENTAL MATTERS

       The management of the Company believes that the properties are in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that management believes would have a materially adverse impact on the Company's financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

       17. EXTRAORDINARY ITEMS

       In March 1998, the Company requested the Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the Credit Facility, in order to close an additional financing necessary to acquire the Helmsley Properties (the "Acquisition Facility"). This Acquisition Facility closed on March 18, 1998 financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provides on-going liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. As a result of the Company's May 1998 Public Equity Offerings, on May 18, 1998, the Company repaid the Acquisition Facility prior to its scheduled maturity date of March 18, 1999. The Company's early extinguishment of the Acquisition Facility resulted in the write-off of unamortized deferred financing costs totaling approximately $522 (net of minority interest of $52) which were classified as an extraordinary loss during the quarter ended June 30, 1998.

       Forgiveness of subordinated property mortgage debt totaling $22,087 (net of other partners' share of $11,332 for the period January 1, 1997 to August 20, 1997) is reflected in the accompanying SL Green Predecessor financial statements as an extraordinary gain.

       Prepayment penalties of $1,071 (net of minority interest of $207) and unamortized deferred charges of $803 (net of minority interest of $155) related to mortgages paid in connection with the Formation Transactions were expensed and are reflected in the Company's financial statements as an extraordinary loss for the period August 21, 1997 to December 31, 1997. This debt was forgiven in connection with the Formation Transactions.

       See Note 8 for extraordinary items relating to the year ended December 31, 1999.

       18. QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly data for the last two years is presented in the tables below:

1999 QUARTER ENDED                     DECEMBER 31   SEPTEMBER 30    JUNE 30      MARCH 31
------------------                     -----------   ------------   --------     ----------
Total revenues                          $ 53,890      $ 54,652      $ 50,809      $ 46,666
                                        ========      ========      ========      ========

Income net of minority interest and
  before extraordinary item               11,345        10,475        11,408        10,617


Extraordinary item                          (361)         --            (628)         --
                                         --------      --------      --------     ---------

Net income                                10,984        10,475        10,780        10,617


Preferred dividends and accretion         (2,399)       (2,400)       (2,399)       (2,400)
                                         --------      --------      --------     ---------


Income available to common

  Shareholders                          $  8,585      $  8,075      $  8,381      $  8,217
                                        ========      ========      ========      ========

Income per common share before
  extraordinary item                    $   0.36      $   0.33      $   0.37      $   0.34
                                        ========      ========      ========      ========

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income per common share -


  basic and diluted                     $       0.35     $        0.33     $   0.35      $   0.34
                                        ============     =============     ========      ========

1998 QUARTER ENDED                      DECEMBER 31      SEPTEMBER 30       JUNE 30      MARCH 31
-----------------------------------     ------------     -------------     --------      --------

Total revenues                          $     39,328     $      39,750     $ 33,663      $ 21,811
                                        ============     =============     ========      ========

Income net of minority interest and

  before extraordinary item                    9,256            10,257        6,372         4,089

Extraordinary item                              --                --           (522)         --
                                        ------------     -------------     --------      --------

Net income                                     9,256            10,257        5,850         4,089

Preferred dividends and accretion             (2,346)           (2,433)      (1,191)         --
                                        ------------     -------------     --------      --------

Income available to common

  shareholders                          $      6,910     $       7,824     $  4,659      $  4,089
                                        ============     =============     ========      ========

Income per common share before

  extraordinary item                    $       0.29     $        0.33     $   0.28      $   0.33
                                        ============     =============     ========      ========

Net income per common share -

   basic and diluted                    $       0.29     $        0.33     $   0.25      $   0.33
                                        ============     =============     ========      ========


       19. SEGMENT INFORMATION

       The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

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

       20. SUBSEQUENT EVENTS

       On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which will be distributed to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

       The Rights are attached to each share of common stock. The rights are generally exercisable only if a person or group becomes the beneficial owner of 17 percent or more of the outstanding common stock or announces a tender offer for 17 percent or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

       On February 18, 2000, the Company acquired a 49.9 percent managing interest in 100 Park Avenue ("100 Park"), an 834,000 square foot, 36-story property, located in Manhattan. The purchase price of $95,800 was funded through a combination of cash and debt. The Company will provide managing and leasing services for 100 Park.

       On March 8, 2000, the Company sold 36 West 44th Street for $31,500, before selling costs, realizing a gain of approximately $9,900 on the sale.

                         REPORT OF INDEPENDENT AUDITORS

        To the Board of Directors and Shareholders of SL Green Realty Corp.

         We have audited the accompanying combined statement of income, owners' equity and cash flows of the uncombined joint ventures on SL Green Predecessor for the period from January 1, 1997 to August 20, 1997. These financial statements are the responsibility of SL Green Predecessor's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of the uncombined joint ventures of SL Green Predecessor's operations and their cash flows for the period from January 1, 1997 to August 20, 1997 in conformity with accounting principles generally accepted in the United States.

                                                    /S/ Ernst & Young LLP

        New York, New York
        February 10, 1998

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                         COMBINED STATEMENT OF INCOME

                             (DOLLARS IN THOUSANDS)

                                                                   January 1, to
                                                                     August 20
                                                                         1997
                                                                   --------------
       Revenues:............................................
         Rental revenue .......................................        $ 12,604
         Escalation and reimbursement revenues ................             859
         Other income .........................................              89
                                                                       --------
       Total revenues .........................................          13,552
                                                                       --------
       Expenses:
           Operating expenses:

           Other ..............................................           2,342
         Related parties ......................................             634
         Real estate taxes ....................................           1,741
         Rent expense .........................................           2,425
         Interest .............................................           5,320
         Depreciation and amortization ........................           2,510
                                                                       --------
       Total expenses .........................................          14,972
                                                                       --------
       Loss before extraordinary gain .........................          (1,420)
                                                                       --------
       Extraordinary gain .....................................          33,418
                                                                       --------
       Net income..............................................        $ 31,998
                                                                       ========


   The accompanying notes are an integral part to these financial statements.

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                      COMBINED STATEMENT OF OWNERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                       SL Green &       All other
                                                                    Related Entities     Partners           Total
                                                                    ----------------   -----------       ------------
        Balance at December 31, 1996............................        $(15,570)         $(6,059)         $(21,629)
          Distributions ........................................          (1,702)          (1,345)           (3,047)
          Other-reclassification of joint venture to
            combined property ..................................            (880)          (4,463)           (5,343)
          Contributions ........................................             450              385               835
          Net income for the period ending August 20, 1997......          21,101           10,897            31,998
                                                                         --------        ---------         --------
        Balance at August 20, 1997 .............................        $  3,399         $   (585)         $  2,814
                                                                         --------        ---------         --------
                                                                         --------        ---------         --------



   The accompanying notes are an integral part to these financial statements.`

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                        COMBINED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                    January 1, to
                                                                       August 20
                                                                         1997
                                                                    -------------
       OPERATING ACTIVITIES

       Net Income (loss) ......................................        $ 31,998
         Adjustments to reconcile net income (loss) to net
           cash provided by operating activities

         Extraordinary item ...................................         (33,418)
         Depreciation and amortization ........................           2,510
         Deferred rents receivable ............................            (293)
         Other ................................................              93
       Changes in operating assets and liabilities:

         Restricted cash ......................................            (135)
         Deferred costs .......................................            (639)
         Other assets .........................................           1,552
         Accounts payable and accrued expenses ................            (616)
         Accounts payable to related parties ..................             (85)
         Security deposits .....................................            133
         Accrued interest on mortgage notes
           payable ............................................           1,144
                                                                       --------
       Net cash provided by operating activities ..............           2,244
                                                                       --------
       INVESTING ACTIVITIES
       Additions to land, buildings and
         improvements .........................................          (1,232)
                                                                       --------
       Net cash used in investing activities ..................          (1,232)
                                                                       --------
       FINANCING ACTIVITIES
       Payments of mortgage notes payable .....................          (1,211)
       Cash distributions to owners............................          (3,047)
       Cash contributions from owners .........................             835
       Capitalized lease obligations...........................             824
                                                                       --------
       Net cash provided by (used in) financing
         activities ...........................................          (2,599)
                                                                       --------
       Net increase (decrease) in cash and cash
         equivalents ..........................................          (1,587)
       Cash transfer related to Praedium Bar
         Associates, LLC presented as a
         combined entity ......................................            (185)
       Cash and cash equivalents at beginning
         of period ............................................           2,223
                                                                      ---------
       Cash and cash equivalents at end of
         period ...............................................       $     451
                                                                      =========
       Supplemental cash flow disclosures......................
       Interest paid ..........................................       $   4,176
                                                                      =========

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR
                        COMBINED STATEMENT OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

       Supplemental schedule of non-cash investing and financing activities:

       On June 30, 1997 the remaining interest of Praedium Bar Associates, LLC ("Praedium Bar") was purchased by an affiliate of Stephen L. Green. In connection with the purchase as of June 30, 1997, the assets and liabilities of Praedium Bar have been excluded from the financial statements of the uncombined joint ventures of SL Green Predecessor and have been presented in the combined financial statements of SL Green Predecessor. The assets, liabilities and owners' equity of Praedium Bar, as of June 30, 1997, were as follows:

       Commercial real estate property, net.....................    $14,383
       Total assets.............................................     16,174
       Mortgage notes payable...................................     10,200
       Total liabilities........................................     10,831
       Owners' equity...........................................      5,343



                             See accompanying notes.

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                FOR THE PERIOD JANUARY 1, 1997 TO AUGUST 20, 1997

                          NOTES TO COMBINED STATEMENTS

                             (DOLLARS IN THOUSANDS)

       1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

       The uncombined joint ventures of SL Green Predecessor were engaged in the business of owning, managing and leasing, and repositioning Class B office properties in Manhattan, New York.

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

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                FOR THE PERIOD JANUARY 1, 1997 TO AUGUST 20, 1997

                             (DOLLARS IN THOUSANDS)

                    NOTES TO COMBINED STATEMENTS (CONTINUED)

       PRINCIPLES OF COMBINATION

       The uncombined joint ventures of the SL Green Predecessor was not a legal entity but rather a combination of real estate properties (collectively, the "Properties") and interests in entities that are organized as partnerships and a limited liability company. The operations of the properties are included in the financial statements of the SL Green Predecessor from the date of acquisition and management. All significant intercompany transactions and balances have been eliminated in combination.

       Capital contributions, distributions and profits and losses are allocated to the owners in accordance with the terms of the applicable agreements.

       The joint ventures, included in the accompanying combined financial statements include partnerships and a limited liability company which are managed but not controlled by the SL Green Predecessor, are as follows:

       PARTNERSHIPS/LIMITED                                                    SL GREEN PREDECESSOR
       LIABILITY COMPANY                                  PROPERTY             PERCENTAGE OWNERSHIP         OWNERSHIP TYPE
       -----------------                                 --------              --------------------         --------------
       673 First Realty Company.....................  673 First Avenue                 67.0%              Co-general partner

       29/35 Realty Associates, LP..................  29 West 35th Street              21.5%              Co-general partner

       470 Park South Associates, LP................  470 Park Avenue South            65.0%              Co-general partner

       Praedium Bar Associates, LLC.................  36 West 44th Street              10.0%(A)           Has veto rights
       ("Praedium Bar")                                                                                   relating to sale and
                                                                                                          financing

       (A) Praedium Bar acquired the first mortgage related to the property in October, 1996 which provides for substantially all the economic interest in the property and has the sole right to purchase the fee interest, (the property deed is in escrow), for a nominal cost; accordingly SL Green Predecessor has accounted for Praedium Bar investment as an ownership in the property. On June 30, 1997, the majority owner of SL Green Predecessor purchased the remaining 90% interest in Praedium Bar Associates, LLC for $6,300.

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                FOR THE PERIOD JANUARY 1, 1997 TO AUGUST 20, 1997

                             (DOLLARS IN THOUSANDS)

                    NOTES TO COMBINED STATEMENTS (CONTINUED)

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       DEPRECIATION OF REAL ESTATE PROPERTIES

       Depreciation and amortization is computed on the straight-line method as follows:

       CATEGORY                                                                 TERM
       --------                                                                 ----
       Building......................................................         40 years
       Property under capital lease..................................         49 years
       Building improvements.........................................         remaining life of the building
       Tenant improvements............................................        remaining life of the lease

       Depreciation expense including the amortization of the capital lease asset amounted to $1,859 for the period ended August 20, 1997.

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

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                FOR THE PERIOD JANUARY 1, 1997 TO AUGUST 20, 1997

                             (DOLLARS IN THOUSANDS)

                    NOTES TO COMBINED STATEMENTS (CONTINUED)

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

                          UNCOMBINED JOINT VENTURES OF
                              SL GREEN PREDECESSOR

                FOR THE PERIOD JANUARY 1, 1997 TO AUGUST 20, 1997

                             (DOLLARS IN THOUSANDS)

                    NOTES TO COMBINED STATEMENTS (CONTINUED)

       4. RELATED PARTY TRANSACTIONS

       There are several business relationships with related parties which involve management, leasing, and construction fee revenues and maintenance expenses in the ordinary course of business.

       Transactions include the following:

                                                           JANUARY 1, TO
                                                            AUGUST 20,
                                                                1997
                                                           --------------
                   Management expenses................         $448
                   Leasing commission expenses........          295
                   Construction fees..................        1,796
                   Maintenance expenses...............          186



       5. BENEFIT PLAN

       The building employees of the individual partnerships are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $38 for the period January 1 to August 20, 1997. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

                              SL GREEN REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

      COLUMN A           COLUMN B               COLUMN C                   COLUMN D                        COLUMN E
--------------------    -----------           INITIAL COST             COST CAPITALIZED           GROSS AMOUNT AT WHICH CARRIED
                                          -------------------     SUBSEQUENT TO ACQUISITION            AT CLOSE OF PERIOD
                                                                  -------------------------  ------------------------------------
                                                 BUILDING AND               BUILDING AND                BUILDING AND
DESCRIPTION (1)( 5)     ENCUMBRANCE      LAND    IMPROVEMENTS      LAND     IMPROVEMENTS       LAND     IMPROVEMENTS      TOTAL
-------------------     -----------      ----    ------------      ----     ------------       ----     ------------      -----

70 West 36th St. (2)              --     $1,517        $7,700         $13          $7,791       $1,530    $15,491       $17,021
1414 Avenue of the
   Americas (2)                   --      2,948         6,790          60           1,750        3,008      8,540        11,548
673 First Avenue             $14,741         --        43,618          --             159           --     43,777        43,777
470 Park Avenue South         10,154      3,750        30,718           1           1,604        3,751     32,322        36,073
1372 Broadway                     --     10,478        41,912          67           5,581       10,545     47,493        58,038
1140 Avenue of the
Americas                          --         --        21,035          --           1,516           --     22,551        22,551
50 West 23rd Street           21,000      7,217        28,866          43           1,529        7,260     30,395        37,655
17 Battery Place                  --     11,686        46,744          20          18,107       11,706     64,851        76,557
110 East 42nd Street              --      6,000        24,070          26           2,862        6,026     26,932        32,958
633 Third Avenue (3)              --      2,171         8,682       (200)             (1)        1,971      8,681        10,652
1466 Broadway                     --     11,643        53,608          --           2,039       11,643     55,647        67,290
420 Lexington Ave             55,000         --        83,272          --          51,573           --    134,845       134,845
321 West 44th Street              --      3,404        14,355          --           1,650        3,404     16,005        19,409
440 Ninth Avenue                  --      6,326        25,172          --           3,316        6,326     28,488        34,814
711 Third Avenue              49,225     19,843        40,342          --           6,865       19,843     47,207        67,050
1412 Broadway (3)                 --     16,221        64,886           3           1,625       16,224     66,511        82,735
555 West 57th Street          70,000     18,845        83,353          --           2,320       18,845     85,673       104,518
286 Madison Avenue (4)            --      2,474         9,887          --             436        2,474     10,323        12,797
290 Madison Avenue (4)            --      1,576         6,305          --             313        1,576      6,618         8,194
292 Madison Avenue (4)            --      5,949        23,798          --             637        5,949     24,435        30,384
                            --------   --------      --------      ------        --------     --------   ---- ----     --------
                            $220,120   $132,048      $665,113        $ 33        $111,672     $130,081   $776,785      $908,866
                            ========   ========      ========        ====        ========     ========   ========      ========


                               COLUMN F       COLUMN G    COLUMN H      COLUMN I
                             ------------   ------------  --------   --------------
                                                                     LIFE ON WHICH
                             ACCUMULATED      DATE OF       DATE      DEPRECIATION
                             DEPRECIATION   CONSTRUCTION  ACQUIRED     IS COMPUTED
                             ------------   ------------  --------   --------------

70 West 36th St. (2)             $7,271                   12/19/84      Various
1414 Avenue of the
   Americas (2)                     849                    6/18/96      Various
673 First Avenue                 11,548                    8/20/97      Various
470 Park Avenue South             9,630                    8/20/97      Various
1372 Broadway                     2,928                    8/20/97      Various
1140 Avenue of the
Americas                          1,071                    8/20/97      Various
50 West 23rd Street               1,805                    8/20/97      Various
17 Battery Place                  3,034                   12/19/97      Various
110 East 42nd Street              1,694                    9/15/97      Various
633 Third Avenue (3)                442                   12/30/97      Various
1466 Broadway                     2,531                    3/18/98      Various
420 Lexington Ave                 5,513                    3/18/98      Various
321 West 44th Street                665                    3/31/98      Various
440 Ninth Avenue                  1,165                    6/1/98       Various
711 Third Avenue                  1,843                    5/20/98      Various
1412 Broadway (3)                 2,376                    8/14/98      Various
555 West 57th Street              2,001                    1/1/99       Various
286 Madison Avenue (4)              153                    5/24/99      Various
290 Madison Avenue (4)               98                    5/24/99      Various
292 Madison Avenue (4)              366                    5/24/99      Various
                                 ------
                                $56,983
                                =======

-------------------

(1)    All properties located in New York, New York
(2) Mortgage loan totaling $26,200 encumbers 1414 Avenue of Americas, and 70 West 36th Street
(3)    Mortgage loan totaling $59,700 encumbers 1412 Broadway and 633 Third
       Avenue
(4) Mortgage loan totaling $26,900 encumbers 286 Madison Avenue, 290 Madison Avenue and 292 Madison Avenue
(5) Excludes properties held for sale with gross cost of $26,980, encumberances of $19,773 and accumulated depreciation of $2,444.

                              SL GREEN REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1999

                             (DOLLARS IN THOUSANDS)

       The changes in real estate for the three years ended December 31, 1999, are as follows:

                                                     1999             1998            1997
                                                     ----             ----            ----

       Balance at beginning of year.......         $697,061         $338,818        $ 26,284
       Property Acquisitions and Formation
         Transactions.....................          152,187          339,072         306,752
       Improvements.......................           86,598           19,171           5,782
       Retirements/disposals..............          (26,980)             ---             ---
                                                   ---------        --------        --------
       Balance at end of year ............         $908,866         $697,061        $338,818
                                                   =========        ========        ========


       The aggregate cost of land, buildings and improvements for Federal income tax purposes at December 31, 1999 was approximately $948,000.

       The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 1999, are as follows:

                                                     1999            1998            1997
                                                     ----            ----            ----

       Balance at beginning of year.......        $37,317           $23,800         $ 5,721
       Formation Transactions.............            ---               ---          14,073
       Depreciation for year..............         22,110            13,517           4,006
       Retirements/disposals..............         (2,444)              ---             ---
                                                  -------           -------         -------
       Balance at end of year.............        $56,983           $37,317         $23,800
                                                  =======           =======         =======

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

       ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information set forth under the captions "Election of Directors" and "Principal and Management Stockholders--Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2000 (the "2000 Proxy Statement"), is incorporated herein by reference.

       ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

       The information set forth under the captions "Election of Directors--Directors Compensation" and "Executive Compensation" in the 2000 Proxy Statement is incorporated herein by reference.

       ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated herein by reference.

       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information set forth under the caption "Principal and Management Stockholders" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

       ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

       (a)(1) Consolidated Financial Statements

       SL GREEN REALTY CORP
          Consolidated Balance Sheets as of December 31, 1999 and 1998 ..............................................34
          Consolidated  Statements  of Income for the years ended  December 31, 1999 and 1998 and the period
            August 21, 1997 (Inception) to December 31, 1997.........................................................36
          Consolidated  Statements of  Stockholders'  Equity for the years ended  December 31, 1999 and 1998 and the period August 21, 1997 (Inception) to December 31, 1997 .........................................37
          Consolidated  Statements  of Cash Flows for the years  ended  December  31,  1999 and 1998 and the period August 21, 1997 (Inception) to December 31, 1997 .................................................39
          Notes to Consolidated Financial Statements ................................................................41

       THE SL GREEN PREDECESSOR

          Combined Statement of Income for the period January 1, 1997 to
            August 20, 1997..........................................................................................36
         Combined Statement of Owners' Equity for the period
            January 1, 1997 to August 20, 1997.......................................................................38
          Combined Statement of Cash Flows for the period January 1, 1997 to August 20, 1997.......................................................................................39
          Notes to the Combined Financial Statements ................................................................41

       UNCOMBINED JOINT VENTURES - COMBINED FINANCIAL STATEMENTS

          Combined Statement of Income for the period January 1, 1997 to
            August 20, 1997..........................................................................................63
          Combined Statement of Owners' Equity for the Period January 1,
            1997 to August 20, 1997..................................................................................64
          Combined Statement of Cash Flows for the period January 1, 1997 to
            August 20, 1997..........................................................................................65
          Notes to Combined Financial Statements ....................................................................67

         (a)(2) Financial Statement Schedule

         Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999.............................72

       Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                                INDEX TO EXHIBITS

         (a)

  EXHIBITS

       3.1    Articles of Incorporation of the Company*
       3.2    Bylaws of the Company*
       4.1    Specimen Share certificate*
       10.1   Form of Agreement of Limited Partnership of the Operating
              Partnership*
       10.2   Form of Articles of Incorporation and Bylaws of the Management
              Corporation*
       10.3   Form of Employment and Noncompetition Agreement among the
              Executive Officers and the Company
       10.4 Employment and Noncompetition Agreement between David J. Nettina and the Company*
       10.5 Form of Registration Rights Agreement between the Company and the persons named therein*
       10.6   Amended 1997 Stock Option and Incentive Plan**
       10.7   Form of Purchase and Sale Agreement between Metropolitan
              Operating Partnership, L.P., as Seller, and SL Green Operating
              Partnership, L.P., as Purchaser***
       10.8   Form of Amendment to Purchase and Sale Agreement between
              Metropolitan Operating Partnership, L.P., as Seller, and
              SL Green Operating Partnership, L.P., as Purchaser***
       10.9   Form of Second Amendment to Purchase and Sale Agreement between
              Metropolitan Operating Partnership, L.P., as Seller, and SL Green
              Operating Partnership, L.P., as Purchaser***
       10.10  Form of Agreement of Sale and Purchase between Blackacre
              555 West 57th Street MM LLC and Blackacre 555 West 57th Street LLC, as Sellers, and SL Green Operating Partnership, L.P., as
              Purchaser****
       10.11  Form of Amendment to Sale and Purchase between Blackacre 555
              West 57th Street MM LLC and Blackacre 555 West 57th Street LLC, as Sellers, and SL Green Operating Partnership, L.P., as
              Purchaser.****
       10.12  Form of Assignment and Assumption of Membership Interest between
              Blackacre 555 West 57th Street LLC, as Assignor, and Green
              W. 57th St., LLC, as Assignee****
       10.13 Form of Assignment and Assumption of Sale and Purchase Agreement between SL Green Operating Partnership, L.P., as Assignor, and
              Green West 57th St., LLC, as Assignee****
       10.14 Senior Unsecured Credit Facility documentation between the Company and LBHI*
       12.1   Calculation of Ratios of Combined Fixed Charges and Preferred
              Stock Dividends
       21.1   Subsidiaries of the Registrant
       23.1   Consent of Ernst & Young LLP
       27.1   Financial Data Schedule

         ----------

       * Incorporated by reference to the Company's Registration Statement on Form S-11 (333-29329) declared effective by the Commission on August 14, 1997.
       ** Incorporated by reference to the Company's Registration Statement on Form S-11 (333-50309) declared effective by the Commission on May 12, 1998.
       *** Incorporated by reference to the Company's Form 8-K filed on June 8, 1999.
       **** Incorporated by reference to the Company's Form 8-K filed on February 8, 1999.

         (b)      Report on Form 8-K

       The following reports on Form 8-K were filed during the quarter ended December 31, 1999.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SL GREEN REALTY CORP.





         Dated:  March 15, 2000                By: /s/ Thomas E. Wirth
                                                   ---------------------------
                                               Thomas E. Wirth
                                               Chief Financial Officer

       KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Stephen L. Green, and Benjamin P. Feldman, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Registration Statement filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signatures                            Title                                                Date
       ----------                            -----                                                ----


       /s/ Stephen L. Green*
       ---------------------------          Chairman of the Board of Directors               March 15, 2000
       Stephen L. Green                      Chief Executive Officer

       /s/ David J. Nettina*
       ---------------------------          President and Chief Operating Officer            March 15, 2000
       David J. Nettina                     (Principal Executive Officer)

       /s/ Thomas E. Wirth*
       ---------------------------           Executive Vice President and                    March 15, 2000
       Thomas E. Wirth                        Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

       /s/ Benjamin P. Feldman*
       --------------------------            Executive Vice President,                       March 15, 2000
       Benjamin P. Feldman                    General Counsel, Secretary
                                              and Director

       /s/ John H. Alschuler, Jr*
       --------------------------            Director                                        March 15, 2000
       John H. Alschuler, Jr.

       /s/ Edwin Thomas Burton, III*
       ---------------------------           Director                                        March 15, 2000
       Edwin Thomas Burton, III

       /s/ John S. Levy*
       ---------------------------           Director                                        March 15, 2000
       John S. Levy


         *By Power of Attorney