Form 10-Q
period 2000-03-31
SL GREEN REALTY CORP
filed 2000-04-28
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,242,162 at April 21, 2000.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                                                                                                           PAGE

         Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999..................      3

         Condensed Consolidated Statements of Income for the three months ended March 31, 2000 and 1999
          (unaudited)..................................................................................................      5

         Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2000
          (unaudited)..................................................................................................      6

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000  and 1999
          (unaudited)..................................................................................................      7

         Notes to Condensed Consolidated Financial Statements (unaudited)..............................................      8


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS............................................................................      14

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................      18

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS....................................................................................      20

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................      20

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.....................................................................      20

SIGNATURES.............................................................................................................      21

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       MARCH 31,       December 31,
                                                                                                       --------        -----------
                                                                                                         2000              1999
                                                                                                         ----              ----
                                                                                                      (UNAUDITED)        (Note 1)

        ASSETS
        ------
        Commercial real estate properties, at cost:
        Land and land interests...................................................................       $132,081        $ 132,081
        Buildings and improvements ...............................................................        637,168          632,004
        Building leasehold........................................................................        134,304          132,573
        Property under capital lease..............................................................         12,208           12,208
                                                                                                         --------         --------
                                                                                                          915,761          908,866
        Less accumulated depreciation.............................................................        (62,965)         (56,983)
                                                                                                         ---------        ---------
                                                                                                          852,796          851,883
        Properties held for sale..................................................................            ---           25,835
        Cash and cash equivalents ................................................................         10,147           21,561
        Restricted cash ..........................................................................         38,713           34,168
        Tenant and other receivables, net of allowance of $1,333 and $938 in 2000 and 1999,
          respectively ...........................................................................          5,079            5,747
        Related party receivables ................................................................            446              463
        Deferred rents receivable, net of reserve for tenant credit loss of $5,322 and $5,377 in
          2000 and 1999, respectively.............................................................         40,252           37,015
        Investment in and advances to Service Corporation ........................................          5,695            4,978
        Mortgage loans receivable and preferred equity investment ................................         65,680           20,000
        Investments in unconsolidated joint ventures..............................................         62,021           23,441
        Deferred costs, net ......................................................................         31,542           30,540
        Other assets .............................................................................         11,563           15,611
                                                                                                       ----------       ----------
        Total assets .............................................................................     $1,123,934       $1,071,242
                                                                                                       ==========       ==========





   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                       MARCH 31,        December 31,
                                                                                                       --------         -----------
                                                                                                         2000              1999
                                                                                                         ----              ----
                                                                                                      (Unaudited)        (Note 1)
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
        Mortgage notes payable ...................................................................       $332,262        $ 352,693
        Revolving credit facilities ..............................................................        141,752           83,000
        Accrued interest payable .................................................................          3,158            2,650
        Accounts payable and accrued expenses ....................................................         15,753           17,167
        Deferred revenue..........................................................................          1,480              306
        Capitalized lease obligations.............................................................         15,090           15,017
        Deferred land lease payable...............................................................         12,052           11,611
        Dividend and distributions payable .......................................................         11,962           11,947
        Security deposits.........................................................................         17,510           18,905
                                                                                                         --------           ------
        Total liabilities.........................................................................        551,019          513,296
        Commitments and Contingencies.............................................................
        Minority interests in Operating Partnership...............................................         42,430           41,494
        8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
           outstanding at December 31, 2000 and 1999..............................................        110,454          110,348

        STOCKHOLDERS' EQUITY
        --------------------

        Common stock, $0.01 par value 100,000 shares
           authorized, 24,239 and 24,184 issued and outstanding at March 31, 2000
           and December 31, 1999, respectively....................................................            242              242
        Additional paid - in capital..............................................................        423,032          421,958
        Deferred compensation plans...............................................................         (6,622)          (6,610)
        Officers' loans...........................................................................            (39)             (64)
        Retained earnings/(distributions) in excess of earnings ..................................          3,418           (9,422)
                                                                                                      -----------           -------
        Total stockholders' equity ...............................................................        420,031          406,104
                                                                                                      -----------       ----------
        Total liabilities and stockholders' equity................................................     $1,123,934       $1,071,242
                                                                                                       ==========       ==========






   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2000               1999
                                                                           -------------      -------------

REVENUES

Rental revenue ....................................................          $ 46,941           $ 40,217
Escalation and reimbursement revenues .............................             5,981              4,932
Signage rent ......................................................               500                210
Investment income .................................................             1,013                837
Other income ......................................................               324                466
                                                                             --------           --------
   Total Revenues .................................................            54,759             46,662
                                                                             --------           --------

EXPENSES

Operating expenses including $935 (2000) and $756
     (1999) to affiliates .........................................            13,190             11,220
Real estate taxes .................................................             7,335              7,083
Ground rent .......................................................             3,183              3,207
Interest ..........................................................             9,492              5,238
Depreciation and amortization .....................................             7,816              5,438
Marketing, general and administrative .............................             2,788              2,645
                                                                             --------           --------
   Total Expenses .................................................            43,804             34,831
                                                                             --------           --------
Income before equity in net income from Service
     Corporation, equity in net income of unconsolidated
     joint ventures, gain on sale of rental property and
     minority interests ...........................................            10,955             11,831
Equity in net income from Service Corporation .....................               170                211
Equity in net income of unconsolidated joint ventures .............               841                 --
Gain on sale of rental property ...................................            14,225                 --
                                                                             --------           --------
Income before minority interest ...................................            26,191             12,042

Minority interest:
      Operating partnership .......................................            (2,151)              (857)
      Partially owned properties ..................................                --               (572)
                                                                             --------           --------
Net income before preferred stock dividends .......................            24,040             10,613

Preferred stock dividends .........................................            (2,300)            (2,300)
Preferred stock accretion .........................................              (107)               (99)
                                                                             --------           --------
Net income available to common shareholders .......................          $ 21,633           $  8,214
                                                                             ========           ========


PER SHARE DATA:
Net income per common share before gain on sale ...................          $   0.30           $   0.34
Gain on sale ......................................................              0.59                 --
                                                                             --------           --------
Net income per common share (basic and diluted) ...................          $   0.89           $   0.34
                                                                             ========           ========
Dividends declared per common share ...............................          $ 0.3625           $   0.35
                                                                             ========           ========
Basic weighted average common shares outstanding ..................            24,220             24,192
                                                                             ========           ========
Diluted weighted average common shares and
      common share equivalents outstanding ........................            26,832             26,664
                                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        Retained
                                                                                                        Earnings/
                                                            Additional      Deferred                (distributions)
                                                Common       Paid In      Compensation   Officers'   In Excess of
                                                Stock        Capital         Plan         Loans         Earnings      Total
                                                -----        -------         ----         -----         --------      -----



   Balance at December 31, 1999                   $242       $421,958      $(6,610)        $(64)        $(9,422)     $406,104
   Net income                                                                                            24,040        24,040
   Preferred dividend and accretion
     requirement                                                                                         (2,407)       (2,407)
   Proceeds from options exercised                                380                                                     380
   Deferred compensation plan and stock award                     352         (352)                                       ---
   Amortization of deferred compensation plan                                  340                                        340
   Redemption of Units                                            342                                                     342
   Cash distributions declared ($0.3625 per
     common share)                                                                                       (8,793)       (8,793)
   Amortization of officers' loan
                                                                                             25                            25
                                                  ----       --------      --------       ------         ------      --------
   BALANCE AT MARCH 31, 2000 (UNAUDITED)          $242       $423,032      $(6,622)        $(39)         $3,418      $420,031
                                                  ====       ========      ========       ======         ======      ========












   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Three Months Ended March 31,
                                                                                               2000               1999
                                                                                          ---------------     -------------
OPERATING ACTIVITIES:
Net income ...............................................................               $ 24,040                $ 10,613
Adjustments to reconcile net income with net cash provided by operating activities:
  Depreciation and Amortization ..........................................                  7,816                   5,438
  Amortization of discount on mortgage receivable ........................                    (24)                     --
  Gain on sale of rental property ........................................                (14,225)                     --
  Equity in net income from Service Corporation ..........................                   (170)                   (211)
  Equity in net (income) from unconsolidated joint ventures ..............                   (841)                     --
  Minority interest ......................................................                  2,151                   1,429
  Deferred rents receivable ..............................................                 (3,470)                 (5,865)
  Provision for deferred rents and bad debts .............................                    494                   1,039
  Amortization of officer loans and deferred compensation ................                    365                     347
Changes in operating assets and liabilities:
  Restricted cash-operations .............................................                     61                   1,077
  Tenant and other receivables, net.......................................                    273                  (2,574)
  Related party receivables ..............................................                     17                     182
  Deferred costs .........................................................                 (2,629)                 (4,694)
  Other assets ...........................................................                  3,889                   4,645
  Accounts payable, accrued expenses and other liabilities ...............                 (2,301)                   (541)
  Deferred revenue .......................................................                  1,174                   1,595
  Deferred land lease payable ............................................                    441                     441
                                                                                         --------                --------
  Net cash provided by operating activities ..............................                 17,061                  12,921
                                                                                         --------                --------

INVESTING ACTIVITIES:
  Additions to land, buildings and improvements ..........................                 (6,895)                (72,330)
  Restricted cash-capital improvements....................................                  3,532                      --
  Restricted cash-investments.............................................                 (8,138)                     --
  Investment in and advances to Service Corporation ......................                   (547)                  1,648
  Investments in unconsolidated joint ventures ...........................                (41,826)                     --
  Distributions from unconsolidated joint ventures .......................                  4,077                      --
  Proceeds from disposition of rental property, net ......................                 40,582                      --
  Mortgage loans receivable, net .........................................                (45,655)                     --
                                                                                         --------                --------
  Net cash used in investing activities ..................................                (54,870)                (70,682)
                                                                                         --------                --------

FINANCING ACTIVITIES:
  Repayments of mortgage notes payable and loans .........................                (20,431)                 (1,584)
  Proceeds from senior revolving credit facility .........................                 47,500                  98,500
  Repayment of senior revolving credit facility ..........................                (26,500)                 (9,500)
  Proceeds from PSCC Facility ............................................                 37,752                      --
  Capitalized lease obligation ...........................................                     73                      67
  Dividends and distributions paid .......................................                (11,954)                (11,533)
  Proceeds from options exercised ........................................                    380                      --
  Deferred loan costs ....................................................                   (425)                 (3,014)
                                                                                         --------                --------
  Net cash provided by financing activities...............................                 26,395                  72,936
                                                                                         --------                --------

  Net (decrease) increase in cash and cash equivalents....................                (11,414)                 15,175
  Cash and cash equivalents at beginning of period........................                 21,561                   6,236
                                                                                         --------                --------
  Cash and cash equivalents at end of period .............................               $ 10,147                $ 21,411
                                                                                         ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ...................................................               $  8,984                $  4,021
                                                                                         ========                ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mortgage note payable assumed in connection with joint venture acquisition                                       $ 45,000
                                                                                                                 ========
Acquired Assets ..........................................................                                       $  7,714
                                                                                                                 ========
Assumed Liabilities ......................................................                                       $  4,861
                                                                                                                 ========
Issuance of common stock as deferred officer compensation ................               $    352                $  5,190
                                                                                         ========                ========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2000

1.       ORGANIZATION AND BASIS OF PRESENTATION

SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P., (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporation"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2000, minority investors hold, in the aggregate, a 9.1% limited partnership interest in the Operating Partnership.

As of March 31, 2000, the Company's wholly-owned portfolio consisted of 20 class B commercial properties encompassing approximately 7.3 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties"). As of March 31, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own three Class B office properties in Manhattan, encompassing approximately 1.8 million rentable square feet. In addition, the Company continues to manage six office properties owned by third-parties and affiliated companies encompassing approximately 1.6 million rentable square feet.

BASIS OF QUARTERLY PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2000 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

SERVICE CORPORATION

In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties, all of the management operations with respect to properties in which the Company does not own a 100% interest are conducted through an unconsolidated company, the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company, are conducted through Management LLC which is 100% owned by the Operating Partnership.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2000

PARTNERSHIP AGREEMENT

In accordance with the partnership agreement of the Operating Partnership (the "Operating Partnership Agreement"), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership units ("Units") for cash, or if the Company so elects, shares of common stock. Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company. Entities which are not controlled by the Company are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain 1999 balances have been reclassified to conform with the 2000 presentation.

3.       PROPERTY DISPOSITIONS

During the quarter ended March 31, 2000, the Company disposed of the following office properties to unaffiliated parties.


                                                                                  RENTATBLE         Gross            Gain
DATE                                                                               SQUARE           SALES             ON
SOLD              PROPERTY                       SUBMARKET                          FEET            PRICE            SALE
----              --------                       ---------                          ----            -----            ----
2/11/00           29 West 35th Street            Garment                              78           $11,700         $ 5,017
3/8/00            36 West 44th Street            Rockefeller Center                  165            31,500           9,208
                                                                                     ---          --------       ---------

                                                                                     243           $43,200         $14,225
                                                                                     ===           =======         =======

The Comapny anticipates deferring the taxable gain on 29 West 35th Street through the use of a 1031 tax deferral mechanism.

4.  MORTGAGE LOANS RECEIVABLE AND PREFERRED INVESTMENT

On March 30, 2000, the Company acquired a $51,900 interest in an existing first mortgage loan collateralized by 2 Grand Central Tower, Manhattan at a discount. The discount to the face amount of $3,250 and the back-end fees of $3,440 are being amortized into investment income over the term of the loan. This is a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan matures on September 30, 2000, but can be extended until September 30, 2001. Two Grand Central Tower, also known as 140-148 East 45th Street and 147-151 East 44th Street, is an approximately 620,000 square foot commercial office building located in the heart of the Grand Central submarket.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS,
                             EXCEPT PER SHARE DATA))
                                 MARCH 31, 2000

5.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On February 18, 2000, the Company acquired a 49.9 percent interest in a joint venture which purchased 100 Park Avenue ("100 Park"), an 834,000 square foot, 36-story property, located in Manhattan. The purchase price of $95,800 was funded through a combination of cash and debt. The Company will provide managing and leasing services for 100 Park.

On March 1, 2000, the $20,800 mortgage on 90 Broad Street was assigned to a new lender. The new lender advanced an additional $11,200 to the joint venture. The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which matures on March 1, 2002. Interest only is payable on the loan at the rate of LIBOR plus 175 basis points.

The condensed balance sheets for the unconsolidated joint ventures are as follows:

                                                                       MARCH 31,       December 31,
                                                                          2000             1999
                                                                          ----             ----
ASSETS
------
Commercial real estate property .........................               $323,682         $130,585
Other assets ............................................                 24,104           14,236
                                                                        --------         --------
Total assets ............................................               $347,786         $144,821
                                                                        ========         ========

LIABILITIES AND MEMBERS' EQUITY
-------------------------------
Mortgage payable ........................................               $208,650         $ 85,450
Other liabilities .......................................                 13,746            7,278
Members' equity .........................................                125,390           52,093
                                                                        --------         --------
Total liabilities and members' equity ...................               $347,786         $144,821
                                                                        ========         ========
Company's net investment in unconsolidated joint ventures               $ 62,021         $ 23,441
                                                                        ========         ========


The condensed statement of operations for the unconsolidated joint ventures is as follows:


                                                                          THREE MONTHS ENDED
                                                                             MARCH 31, 2000
                                                                          -------------------
Total revenues....................................                             $12,013
                                                                                ------
Operating expense.................................                               2,966
Real estate taxes.................................                               1,873
Interest..........................................                               3,475
Depreciation and amortization.....................                               1,644
Extraordinary item................................                                 108
                                                                              --------
     Total expenses...............................                             $10,066
                                                                              --------
Net income........................................                            $  1,947
                                                                              ========
      Company's equity in earnings of
      unconsolidated joint ventures...............                            $    841
                                                                              ========


6.        MORTGAGE NOTES PAYABLE

On March 30, 2000, Prudential Securities Credit Corp. ("PSCC") increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. At March 31, 2000, the Company had availability of $12,248 under its $50,000 PSCC Facility (weighted average interest rate of 7.38 percent).

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2000


7.  INCOME TAXES

The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal income tax. The Service Corporation is a taxable C-corporation and thus may be subject to Federal, state and local corporate income taxes.

8.  STOCKHOLDERS' EQUITY

COMMON SHARES

The following table presents the changes in the Company's issued and outstanding common shares since December 31, 1999 (excluding 2,408 and 2,428 Units outstanding at March 31, 2000 and December 31, 1999, respectively, which are convertible into common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 1999................................................     24,184
Issued through exercise of options..............................................         18
Issued through redemption of Units..............................................         20
Issued through deferred compensation plan.......................................         17
                                                                                     ------

Outstanding at March 31, 2000...................................................     24,239
                                                                                     ======


OWNERSHIP OF OPERATING PARTNERSHIP

The Company's ownership in the Operating Partnership was approximately 90.9% as of both March 31, 2000 and December 31, 1999.

RIGHTS PLAN

On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which was distributed to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

EARNINGS PER SHARE

Earnings per share is computed as follows:

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2000


                                            FOR THE QUARTER ENDED MARCH 31, 2000            FOR THE QUARTER ENDED MARCH 31, 1999
                                            ------------------------------------            ------------------------------------
                                          INCOME           SHARES          PER SHARE       Income           Shares        Per Share
                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT       (Numerator)    (Denominator)      Amount
------------------------------------- --------------- ------------------ -------------- -------------- ----------------- -----------
Basic Earnings:
  Income available to common
  shareholders                               $21,633             24,220          $0.89         $8,214            24,192        $0.34
Effect of Dilutive Securities:
  Redemption of Units to
  common shares                                2,151              2,419                           857             2,428
  Stock Options                                  ---                193                           ---                44
------------------------------------- --------------- ------------------ -------------- -------------- ----------------- -----------
Diluted Earnings:
  Income available to common
  shareholders                               $23,784             26,832          $0.89         $9,071            26,664        $0.34
------------------------------------- --------------- ------------------ -------------- -------------- ----------------- -----------

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

10.  RELATED PARTY TRANSACTIONS

There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $935 for the three-month period ended March 31, 2000. The Company's transactions with the related parties amounted to $756 for the three-month period ended March 31, 1999.

11.  SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market, namely, Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. Additionally, the Company has no tenant with rental revenue greater than 10% of the Company's annual revenues.

12.  PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 1999 as though the 1999 acquisitions, including the Tower properties (May 1999) and the minority interest in 555 West 57th Street (November 1999), were made on January 1, 1999. There were no material acquisitions during 2000.

                                                                                                   1999
                                                                                                   ----
          Pro forma revenues....................................................                $51,374
          Pro forma net income..................................................                 $8,241
          Pro forma basic earnings per common share.............................                  $0.34
          Pro forma diluted earnings per common share...........................                  $0.34
          Common and common equivalent share - basic............................                 24,184
          Common and common equivalent share - diluted..........................                 26,612

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2000

13.      SUBSEQUENT EVENTS

In April 2000, the Company made a $1,000 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $1,000. IRP will invest in real estate-related internet, technology and e-commerce companies.

On April 5, 2000, SL Green Realty Corp. announced an agreement to co-develop the repositioning of the Company's property at 321 West 44th Street with Morgan Stanley Real Estate Fund III. The property, a 203,000 square foot building located in the burgeoning Times Square submarket of Manhattan, was acquired by the Company in March 1998. The property was contributed to the joint venture on a basis that values the property at $28.4 million. Simultaneous with the initiation of this joint venture, the venture has received a financing commitment from Lehman Brothers for the acquisition and capital improvement program. In addition to retaining a 35% economic interest in the property, SL Green will also act as the operating partner for the venture, responsible for redevelopment, construction, leasing and management of the property. This is consistent with SL Green's value added strategy. The joint venture will focus on the rehabilitation and the repositioning of the property, continuing the redevelopment program initiated by SL Green.

On April 14, 2000, the Company made a loan in the amount of $10,000 to DPSW West 14 LLC. The loan, which can be increased to $14,000, is secured by the property located at 17-29 West 14th Street, Manhattan. The initial term of the loan ends on April 13, 2001, but a one-year extension is available. Interest, payable monthly, is based on the 30-day LIBOR plus 400 basis points. The loan is prepayable subject to yield maintenance. The Company will receive a fee for servicing the loan.

In April, 2000, the Company extended the maturity date of the $26,950 mortgage encumbering the Madison properties by one year to May 31, 2001.

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

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in the Company's 1999 annual report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

The following comparison for the three months ended March 31, 2000 ("2000") compared to the three months ended March 31, 1999 ("1999") makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 1999, (ii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999, namely, the Madison properties and 555 West 57th Street, and (iii) the effect of the "2000 Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street and 36 West 44th Street.

Rental revenue for the three months ended March 31, 2000 totaled $46.9 million representing an increase of $6.7 million compared to $40.2 million for the three months ended March 31, 1999. The increase is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased rental revenue $4.2 million, and (ii) the 1999 Acquisitions which increased rental revenue by $2.6 million. This was partially offset by the 2000 Dispositions which decreased rental revenue by $0.1 million. These increases at Same-Store Properties were primarily due to an overall increase in occupancy from 96% in 1999 to 97% in 2000. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 28% higher than previous fully escalated rents.

Escalation and reimbursement revenue for the three months ended March 31, 2000 totaled $6.0 million representing an increase of $1.1 million compared to $4.9 million for the three months ended March 31, 1999. The increase is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased revenue by $0.6 million, and (ii) the 1999 Acquisitions which increased revenue by $0.5 million. The 2000 Dispositions had no impact on escalation and reimbursement revenue. The increase in Same-Store escalation and reimbursement expense was primarily due to the recovery of higher utility costs.

Signage revenue for the three months ended March 31, 2000 totaled $0.5 million, representing an increase of $0.3 million compared to $0.2 million for the three months ended March 31, 1999. The increase is primarily attributable to 1466 Broadway ($0.3 million).

Investment income totaled $1.0 million for the three months ended March 31, 2000 representing an increase of $0.2 million compared to $0.8 million for the three months ended March 31, 1999. The investment income for 2000 primarily represents interest income from 1370 Avenue of the Americas ($0.7 million) and interest from excess cash on hand ($0.3 million).

Operating expenses for the three months ended March 31, 2000 totaled $13.2 million representing an increase of $2.0 million compared to $11.2 million for the three months ended March 31, 1999. The increase was primarily attributable to: (i) Same-Store Properties which increased operating expenses by $1.0 million, and (ii) the 1999 Acquisitions which increased operating expenses by $1.1 million. This was partially offset by the 2000 Dispositions which decreased operating expenses by $0.1 million. The increase in operating expenses at Same-Store Properties were primarily due to higher utility costs and repairs and maintenance throughout the portfolio.

Interest expense for the three months ended March 31, 2000 totaled $9.5 million representing an increase of $4.3 million compared to $5.2 million for the three months ended March 31, 1999. This increase is primarily attributable to: (i) Same-Store Properties ($3.8 million) as new secured mortgage financing was placed on assets in this portfolio, (ii) the 1999 Acquisitions ($1.2 million) due to mortgage financing associated with these purchases, and (iii) the 2000 Dispositions ($0.3 million) due to the April 1999 mortgage financing associated with 36 West 44th Street. These increases were partially offset by a $1.0 million decrease in interest expense at the corporate level.

Depreciation and amortization for the three months ended March 31, 2000 totaled $7.8 million representing an increase of $2.4 million compared to $5.4 million for the three months ended March 31, 1999. The increase is primarily attributable to: (i) Same-Store Properties which increased depreciation by $1.7 million, (ii) the 1999 Acquisitions which increased depreciation by $0.7 million, and (iii), an increase in the amortization of deferred finance costs totaling $0.1 million associated with fees incurred on the Company's 1999 secured mortgage financings. This was partially offset by a reduction in depreciation and amortization by $0.1 million due to the 2000 Dispositions.

Real estate taxes for the three months ended March 31, 2000 totaled $7.3 million representing an increase of $0.2 million compared to $7.1 million for the three months ended March 31, 1999. The increase is primarily attributable to the 1999 Acquisitions which increased real estate taxes by $0.4 million, but was partially offset by a decrease in real estate taxes at Same-Store Properties ($0.2 million) due to reduced tax assessment rates.

Marketing, general and administrative expense for the three months ended March 31, 2000 totaled $2.8 million representing an increase of $0.2 million compared to $2.6 million for the three months ended March 31, 1999. The increase is primarily due to increased annual report and proxy costs ($0.1 million).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $4.2 million to $17.1 million for the three months ended March 31, 2000 compared to $12.9 million for the three months ended March 31, 1999. Net cash used in investing activities decreased $15.8 million to $54.9 million for the three months ended March 31, 2000 compared to $70.7 million for the three months ended March 31, 1999. The decrease was due primarily to the lower dollar volume of acquisitions and capital improvements in 2000 (none and $6.9 million, respectively) as compared to 1999 ($61.9 million and $10.4 million, respectively). The net investment in unconsolidated joint ventures ($37.7 million) and mortgage loans ($45.7 million) was partially offset by the proceeds from the dispositions of 29 West 35th Street and 36 West 44th Street totaling $40.6 million. Net cash provided by financing activities decreased $46.5 million to $26.4 million for the three months ended March 31, 2000 compared to $72.9 million for the three months ended March 31, 1999. The decrease was primarily due to lower borrowing requirements due to lower volume of acquisitions and higher debt repayments ($46.9 million).

CAPITALIZATION

On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This dividend was distributed to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The rights are generally exercisable only if a person or group becomes the beneficial owner of 17%or more of the outstanding common stock or announces a tender offer for 17%or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Right.

At March 31, 2000, borrowings under the mortgage loans and credit facilities represented 38.8% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.3 billion (based on a common stock price of $23 3/4 per share, the closing price of the Company's common stock on the New York Stock Exchange on March 31, 2000).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at March 31, 2000 and December 31, 1999, respectively (in thousands).

                                                                 MARCH 31,             December 31,
                                                                   2000                    1999
                                                                   ----                    ----
         DEBT SUMMARY:
         BALANCE
             Fixed rate ..........................               $250,312                $270,743
             Variable rate .......................                223,702                 164,950
                                                                 ========                ========
          Total ..................................               $474,014                $435,693
                                                                 ========                ========

          PERCENT OF TOTAL DEBT:
             Fixed rate ..........................                    53%                     62%
             Variable rate .......................                    47%                     38%
                                                                 ========                ========
          Total ..................................                   100%                    100%
                                                                 ========                ========

          EFFECTIVE INTEREST RATE AT END OF PERIOD
             Fixed rate ..........................                  7.98%                   7.97%
             Variable rate .......................                  7.52%                   8.08%
                                                                 ========                ========
                 Effective interest rate .........                  7.79%                   8.01%
                                                                 ========                ========


A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

As of March 31, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $99.4 million) consisted of approximately $250.3 million of fixed rate debt with an effective interest rate of approximately 7.98% and $81.9 million of variable rate debt with an effective interest rate of 7.78%. The Company's mortgage debt at March 31, 2000, encumbering 13 properties, will mature as follows (in thousands):

                  2000.................................................................        $  29,783
                  2001.................................................................           60,157
                  2002.................................................................            6,158
                  2003.................................................................            8,917
                  2004.................................................................           78,321
                  Thereafter...........................................................          148,926
                                                                                                 -------

                           Total.......................................................        $ 332,262
                                                                                               ---------

CREDIT FACILITY

At March 31, 2000, the Company had availability of $36.0 million under its $140.0 million unsecured credit facility (weighted average interest rate of 7.37 percent).

PSCC FACILITY

On March 30, 2000, Prudential Securities Credit Corp. increased the secured PSCC Facility by $20.0 million to $50.0 million. No other terms were changed from the original $30.0 million secured PSCC Facility. At March 31, 2000, the Company had availability of $12.3 million under its $50.0 PSCC Facility (weighted average interest rate of 7.38 percent).

OTHER

The Company received a commitment for a $250.0 million unsecured credit facility. The Company expects to close on the credit facility in the second quarter. However, there can be no assurance that the facility will close in the timeframe specified.

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

The Company estimates that for the nine months ending December 31, 2000 and the year ending December 31, 2001, it will incur approximately $28.7 million and $18.2 million, respectively, of capital expenditures (including tenant improvements) on properties currently owned. For the remainder of 2000 and for 2001, over $12.5 million and $9.1 million, respectively, of the capital investments are dedicated to redevelopment costs associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the Credit Facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity issuances.

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

FUNDS FROM OPERATIONS

The revised White Paper on Funds from Operations ("FFO") approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes FFO in accordance with the current standards established by NAREIT which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

FFO for the three months ended March 31, 2000 and 1999, respectively, are as follows (in thousands):


                                                                          2000                   1999
                                                                       ---------               ---------
      Income before minority interest, extraordinary
        item, gain on sale and preferred stock dividend                $ 11,966                $ 12,042
      Add:
        Depreciation and amortization ..................                  7,816                   5,438
        FFO adjustment for unconsolidated joint ventures                    709                      --
      Less:
        Dividends on preferred shares ..................                 (2,300)                 (2,300)
        Minority interest in the BMW Building ..........                     --                    (572)
        Amortization of deferred financing costs and
          depreciation of non-rental real estate assets                  (1,023)                   (569)
                                                                       --------                --------
      Funds From Operations - basic ....................               $ 17,168                $ 14,039
        Dividends on preferred shares ..................                  2,300                   2,300
                                                                       --------                --------
      Funds From Operations - diluted ..................               $ 19,468                $ 16,339
                                                                       ========                ========
      Cash flows provided by operating activities ......               $ 17,061                $ 12,921
      Cash flows used in investing activities ..........               $(54,870)               $(70,682)
      Cash flows provided by financing activities ......               $ 26,395                $ 72,936

INFLATION

Substantially all of the office leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of the leases provide for fixed base rent increases or indexed escalations. The Company believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.


RECENT DEVELOPMENTS

In April 2000, the Company made a $1.0 million limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $1.0 million. IRP will invest in real estate-related internet, technology and e-commerce companies.

On April 5, 2000, SL Green Realty Corp. announced an agreement to co-develop the repositioning of the Company's property at 321 West 44th Street with Morgan Stanley Real Estate Fund III. The property, a 203,000 square foot building located in the burgeoning Times Square submarket of Manhattan, was acquired by the Company in March 1998. The property was contributed to the joint venture on a basis that values the property at $28.4 million. Simultaneous with the initiation of this joint venture, the venture has received a financing commitment from Lehman Brothers for the acquisition and capital improvement program. In addition to retaining a 35% economic interest in the property, SL Green will also act as the operating partner for the venture, responsible for redevelopment, construction, leasing and management of the property. This is consistent with SL Green's value added strategy. The joint venture will focus on the rehabilitation and the repositioning of the property, continuing the redevelopment program initiated by SL Green.

On April 14, 2000, the Company made a loan in the amount of $10.0 million to DPSW West 14 LLC. The loan, which can be increased to $14.0 million, is secured by the property located at 17-29 West 14th Street, Manhattan. The initial term of the loan ends on April 13, 2001, but a one-year extension is available. Interest, payable monthly, is based on the 30-day LIBOR plus 400 basis points. The loan is prepayable subject to yield maintenance. The Company will receive a fee for servicing the loan.

In April, 2000, the Company extended the maturity date of the $26.9 million mortgage encumbering the Madison properties by one year to May 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's interest cost by approximately $2.6 million annually.

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

Approximately $250.3 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2000 ranged from LIBOR plus 125 basis points to LIBOR plus 275 basis points.


LONG-TERM DEBT,
INCLUDING CURRENT                                                                                                             FAIR
PORTION (IN THOUSANDS)             2000         2001          2002          2003          2004   THEREAFTER        TOTAL      VALUE
----------------------------       ----         ----          ----          ----          ----   ----------        -----      -----

Fixed Rate................        $2,833       $5,157        $6,158        $8,917       $78,228   $149,019      $250,312    $250,413
Average Interest Rate.....         7.96%        7.95%         7.94%         7.91%         7.90%

Variable Rate.............      $141,752      $81,950           ---           ---           ---        ---      $223,702    $223,702

PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations Capitalization" above for a discussion of Rights attached to shares of the Company's Common Stock.

SALE OF UNREGISTERED SECURITIES

         The Company's issuance of securities in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

         The Company issued 16,300 shares of its Common Stock in January 2000 for deferred stock-based compensation.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         2.1 Form of Purchase and Sale Agreement between The Prudential Insurance Company of America, as Seller, and SL Green 100 Park LLC, as Buyer*
         2.2 Form of Second Amended and Restated Operating Agreement of SLG 100 Park LLC between The Prudential Insurance Company of America and SL Green 100 Park LLC*
         2.3 Form of Agreement of Spreader, Consolidation and Modification of Mortgage by SLG 100 Park LLC, as Borrower, to The Prudential Insurance Company of America, as Lender*
         2.4 Form of Amended, Restated and Consolidated Mortgage Note by SLG 100 Park LLC, as Borrower, to The Prudential Insurance Company of America, as Lender*
         4 Rights Agreement, dated as of March 6, 2000, between SL Green Realty Corp. and American Stock Transfer & Trust Company, which includes as Exhibit B thereto, the Form of Rights Certificates**
         12.1 Calculation of Ratios of Combined Fixed Charges and Preferred Stock Dividends
         27.1     Financial Data Schedule

* Incorporated by reference to the Company's Form 8-K dated February 18, 2000, filed with the Commission on March 3, 2000
** Incorporated by reference to the Company's Form 8-K dated February 16, 2000, filed with the Commission on March 16, 2000.

(b) Reports on Form 8-K:

         1.       Form 8-K dated February 18, 2000, Items 2 and 7
         2.       Form 8-K dated February 16, 2000, Item 5

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SL GREEN REALTY CORP.





                                        By:   /s/ Thomas E. Wirth
                                           -------------------------------
                                           Thomas E. Wirth
                                           Executive Vice President,
                                           Chief Financial Officer



Date:    April 28, 2000