Form 10-Q
period 2000-06-30
SL GREEN REALTY CORP
filed 2000-07-27
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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
                                     --   --

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,396,688 at July 20, 2000.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                                                                                                                      PAGE
                                                                                                                     ------
         Condensed Consolidated Balance Sheets as of June 30, 2000 (unaudited) and December 31, 1999.............       3

         Condensed  Consolidated  Statements  of  Income  for the  three  and six  months  ended  June  30,
         2000 and 1999 (unaudited)...............................................................................       5

         Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2000
           (unaudited)...........................................................................................       6

         Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000  and 1999
         (unaudited).............................................................................................       7

         Notes to Condensed Consolidated Financial Statements (unaudited)........................................       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS...............................................................................      16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................      22

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................      23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................      23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................      23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................      23

SIGNATURES.......................................................................................................      24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           JUNE 30,        December 31,
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                          (UNAUDITED)        (Note 1)

ASSETS
Commercial real estate properties, at cost:
Land and land interests ................................................................   $   131,991    $   132,081
Buildings and improvements .............................................................       646,150        632,004
Building leasehold .....................................................................       135,886        132,573
Property under capital lease ...........................................................        12,208         12,208
                                                                                           -----------    -----------
                                                                                               926,235        908,866
Less accumulated depreciation ..........................................................       (68,653)       (56,983)
                                                                                           -----------    -----------
                                                                                               857,582        851,883
Properties held for sale ...............................................................           ---         25,835
Cash and cash equivalents ..............................................................        15,317         21,561
Restricted cash ........................................................................        31,126         34,168
Tenant and other receivables, net of allowance of $1,813 and $938 in 2000 and 1999,
  respectively .........................................................................         6,851          5,747
Related party receivables ..............................................................           781            463
Deferred rents receivable, net of reserve for tenant credit loss of $5,197 and $5,337 in
  2000 and 1999, respectively ..........................................................        42,867         37,015
Investment in and advances to affiliates ...............................................         7,527          4,978
Mortgage loans receivable and preferred equity investment ..............................        76,962         20,000
Investments in unconsolidated joint ventures ...........................................        63,850         23,441
Deferred costs, net ....................................................................        37,922         30,540
Other assets ...........................................................................        20,057         15,611
                                                                                           -----------    -----------
      Total assets .....................................................................   $ 1,160,842    $ 1,071,242
                                                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                              JUNE 30,        December 31,
                                                                               2000              1999
                                                                               ----              ----
                                                                            (UNAUDITED)        (Note 1)

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable .................................................   $   346,294    $   352,693
Revolving credit facilities ............................................       145,752         83,000
Accrued interest payable ...............................................         1,823          2,650
Accounts payable and accrued expenses ..................................        26,851         17,167
Deferred revenue .......................................................         1,838            306
Capitalized lease obligations ..........................................        15,165         15,017
Deferred land lease payable ............................................        12,493         11,611
Dividend and distributions payable .....................................        12,010         11,947
Security deposits ......................................................        18,104         18,905
                                                                           -----------    -----------
       Total liabilities ...............................................       580,330        513,296
Commitments and Contingencies
Minority interest in Operating Partnership .............................        42,544         41,494
8% Preferred Income Equity Redeemable Shares-SM- $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
   outstanding at December 31, 2000 and 1999 ...........................       110,561        110,348

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value 100,000 shares
   authorized, 24,373 and 24,184 issued and outstanding at June 30, 2000
   and December 31, 1999, respectively .................................           244            242
Additional paid - in-capital ...........................................       425,837        421,958
Deferred compensation plans ............................................        (6,225)        (6,610)
Officers' loans, net ...................................................           (14)           (64)
Retained earnings/(distributions) in excess of earnings ................         7,565         (9,422)
                                                                           -----------    -----------
       Total stockholders' equity ......................................       427,407        406,104
                                                                           -----------    -----------
Total liabilities and stockholders' equity .............................   $ 1,160,842    $ 1,071,242
                                                                           ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30
                                                                2000         1999         2000         1999
                                                              ---------    ---------    ---------    ---------
  REVENUES
  Rental revenue                                              $  46,410    $  43,784    $  93,351    $  84,185
  Escalation and reimbursement revenues                           5,367        4,868       11,348        9,616
  Signage rent                                                      597          343        1,097          553
  Investment income                                               3,923        1,424        4,936        2,262
  Other income                                                      197          390          521          855
                                                              ---------    ---------    ---------    ---------
     Total Revenues                                              56,494       50,809      111,253       97,471
                                                              ---------    ---------    ---------    ---------
  EXPENSES

  Operating expenses (see Note 12 for affiliated
       transactions)                                             13,443       11,264       26,633       22,485
  Real estate taxes                                               7,053        7,339       14,388       14,422
  Ground rent                                                     3,159        3,183        6,342        6,390
  Interest                                                       10,053        6,711       19,545       11,949
  Depreciation and amortization                                   8,403        6,590       16,219       12,028
  Marketing, general and administrative                           3,190        2,771        5,978        5,416
                                                              ---------    ---------    ---------    ---------
     Total Expenses                                              45,301       37,858       89,105       72,690
                                                              ---------    ---------    ---------    ---------
  Income before equity in net income from affiliates,
       equity in net income of unconsolidated joint
       ventures, gain on sale of rental property and
       minority interests                                        11,193       12,951       22,148       24,781
  Equity in net income from affiliates                              369          117          539          328
  Equity in net income of unconsolidated joint ventures             782         --          1,623         --
  Gain on sale of rental property                                 4,797         --         19,022         --
                                                              ---------    ---------    ---------    ---------
  Income before minority interest, extraordinary item and
       preferred stock dividends                                 17,141       13,068       43,332       25,109
  Minority interest:
        Operating partnership                                    (1,316)        (826)      (3,467)      (1,683)
        Partially owned properties                                 --           (838)        --         (1,410)
                                                              ---------    ---------    ---------    ---------
  Net income before extraordinary item and preferred stock
       dividends                                                 15,825       11,404       39,865       22,016
  Extraordinary item, net of minority interest of ($38) and
       ($57) in 2000 and 1999, respectively                        (430)        (628)        (430)        (628)
                                                              ---------    ---------    ---------    ---------
  Net income                                                     15,395       10,776       39,435       21,388
  Preferred stock dividends                                      (2,300)      (2,300)      (4,600)      (4,600)
  Preferred stock accretion                                        (107)         (99)        (214)        (198)
                                                              ---------    ---------    ---------    ---------
  Net income available to common shareholders                 $  12,988    $   8,377    $  34,621    $  16,590
                                                              =========    =========    =========    =========

  BASIC EARNINGS PER SHARE:
     Net income before gain on sale and extraordinary item    $    0.35    $    0.37    $    0.67    $    0.70
     Gain on sale                                                  0.20         --           0.78         --
     Extraordinary item                                           (0.02)       (0.02)       (0.02)       (0.02)
                                                              ---------    ---------    ---------    ---------
  Net income                                                  $    0.53    $    0.35    $    1.43    $    0.68
                                                              =========    =========    =========    =========
  DILUTED EARNINGS PER SHARE:
     Net income before gain on sale and extraordinary item    $    0.37    $    0.37    $    0.72    $    0.70
     Gain on sale                                                  0.18         --           0.71         --
     Extraordinary item                                           (0.02)       (0.02)       (0.02)       (0.02)
                                                              ---------    ---------    ---------    ---------
  Net income                                                  $    0.53    $    0.35    $    1.41    $    0.68
                                                              =========    =========    =========    =========
  Dividends declared per common share                         $  0.3625    $    0.35    $  0.7250    $    0.70
                                                              =========    =========    =========    =========
  Basic weighted average common shares outstanding               24,309       24,192       24,265       24,192
                                                              =========    =========    =========    =========
  Diluted weighted average common shares and
        common share equivalents outstanding                     27,045       26,688       26,929       26,676
                                                              =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                           Retained
                                                                                           Earnings/
                                                                     Additional  Deferred (Distributions)
                                                 Common   Paid in   Compensation Officers' in Excess of
                                                 Stock    Capital     Plan       Loans     Earnings          Total
                                                 -----    -------     ----       -----     --------          -----
Balance at December 31, 1999                     $ 242   $ 421,958   $(6,610)   $(64)     $ (9,422)        $ 406,104
Net income                                                                                  39,435            39,435
Preferred dividend and accretion requirement                                                (4,814)           (4,814)
Proceeds from options exercised                      2       2,850                                             2,852
Deferred compensation plan and stock award                     352      (352)                                   --
Amortization of deferred compensation plan                               737                                     737
Redemption of Units                                            677                                               677
Cash distributions declared ($0.7250 per
  common share)                                                                            (17,634)          (17,634)
Amortization of officers' loan                                                    50                              50
                                                 -----   ---------   -------    ----      --------         ---------
BALANCE AT JUNE 30, 2000 (UNAUDITED)             $ 244   $ 425,837   $(6,225)   $(14)     $  7,565         $ 427,407
                                                 =====   =========   =======    ====      ========         =========


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       Six Months Ended June 30,
                                                                                         2000              1999
                                                                                         ----              ----
OPERATING ACTIVITIES:
Net income ........................................................................   $  39,435       $  21,388
Adjustments to reconcile net income with net cash provided by operating activities:
  Depreciation and amortization ...................................................      16,219          11,817
  Amortization of discount on mortgage receivable .................................      (1,131)           --
  Gain on sale of rental property .................................................     (19,022)           --
  Extraordinary loss ..............................................................         430             628
  Equity in net income from affiliates ............................................        (539)           (328)
  Equity in net (income) from unconsolidated joint ventures .......................      (1,623)           --
  Minority interest ...............................................................       3,467           3,093
  Deferred rents receivable .......................................................      (7,412)        (11,769)
  Provision for deferred rents and bad debts ......................................       1,179           2,131
  Amortization of officer loans and deferred compensation .........................         787             770
Changes in operating assets and liabilities:
  Restricted cash - operations ....................................................        (364)         (1,378)
  Tenant and other receivables, net ...............................................      (1,979)         (1,116)
  Related party receivables .......................................................        (318)           (334)
  Deferred costs ..................................................................      (5,004)         (7,097)
  Other assets ....................................................................      (4,775)         (4,201)
  Accounts payable, accrued expenses and other liabilities ........................      (1,705)          2,976
  Deferred revenue ................................................................       1,532
  Deferred land lease payable .....................................................         882             882
                                                                                      ---------       ---------
  Net cash provided by operating activities .......................................      20,059          17,462
                                                                                      ---------       ---------
INVESTING ACTIVITIES:
  Additions to land, buildings and improvements ...................................     (29,554)       (171,554)
  Restricted cash - capital improvements ..........................................       3,406            (630)
  Investment in and advances to affiliates ........................................      (2,011)          6,308
  Investments in unconsolidated joint ventures ....................................     (43,622)           --
  Distributions from unconsolidated joint ventures ................................      11,860            --
  Net proceeds from disposition of rental property ................................      58,313            --
  Mortgage loans receivable, net ..................................................     (55,831)        (14,500)
                                                                                      ---------       ---------
  Net cash used in investing activities ...........................................     (57,439)       (180,376)
                                                                                      ---------       ---------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable ............................................      14,917         220,550
  Repayments of mortgage notes payable and loans ..................................     (21,316)         (2,109)
  Proceeds from revolving credit facilities .......................................     220,252         103,500
  Repayment of revolving credit facilities ........................................    (157,500)        (39,300)
  Repayments of secured bridge financing ..........................................        --           (87,500)
  Capitalized lease obligation ....................................................         148             135
  Dividends and distributions paid ................................................     (23,913)        (23,150)
  Proceeds from options exercised .................................................       2,852            --
  Deferred loan costs .............................................................      (4,304)         (5,380)
                                                                                      ---------       ---------
  Net cash provided by financing activities .......................................      31,136         166,746
                                                                                      ---------       ---------
  Net (decrease) increase in cash and cash equivalents ............................      (6,244)          3,832
  Cash and cash equivalents at beginning of period ................................      21,561           6,236
                                                                                      ---------       ---------
  Cash and cash equivalents at end of period ......................................   $  15,317       $  10,068
                                                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ............................................................   $  20,372       $  10,089
                                                                                      =========       =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mortgage note payable assumed in connection with joint venture acquisition ........                   $  45,000
                                                                                                      =========
Acquired Assets ...................................................................                   $   7,714
                                                                                                      =========
Assumed Liabilities ...............................................................                   $   4,861
                                                                                                      =========
Issuance of common stock as deferred officer compensation .........................   $     352       $   5,190
                                                                                      =========       =========
Redemption of operating partnership units .........................................   $     677
                                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

1. ORGANIZATION AND BASIS OF PRESENTATION

SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporation"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company's assets are held by, and its operations conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2000, minority investors hold, in the aggregate, an 8.9% limited partnership interest in the Operating Partnership.

As of June 30, 2000, the Company's wholly-owned portfolio consisted of 19 Class B commercial properties encompassing approximately 7.1 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties"). As of June 30, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B office properties in Manhattan, encompassing approximately 2.0 million rentable square feet. In addition, the Company continues to manage five office properties owned by third-parties and affiliated companies encompassing approximately 1.2 million rentable square feet.

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

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

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

3. PROPERTY TRANSACTIONS

During the quarter ended March 31, 2000, the Company sold 29 West 35th Street and 36 West 44th Street for a gross sales price of $43,200. The Company realized a gain on the sales of $14,225.

On May 4, 2000, the Company sold a 65% interest in the property located at 321 West 44th Street to Morgan Stanley Real Estate Fund III, ("MSREF"), valuing the property at $28,000. The Company realized a gain of $4,797 on this transaction. The Company's retained 35% interest in the property ($6,500) was contributed to the joint venture with MSREF. The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture to co-develop the repositioning of the property, the venture received a $22,000 mortgage for the acquisition and capital improvement program. The interest only mortgage matures on April 30, 2003 and has an interest rate based on LIBOR plus 250 basis points (9.14% at June 30, 2000). In addition to retaining a 35% economic interest in the property, SL Green will also act as the operating partner for the venture, responsible for redevelopment, construction, leasing and management of the property.

On June 20, 2000, the Company acquired a 64,195 square foot retail building located in the City of Shelton, Fairfield County, Connecticut for approximately $16,600. The Company redeployed the proceeds from previous asset sales to fund this acquisition. The property is triple-net leased to Shaw's Supermarkets, Inc. for 25 years. The Shaw's lease is guaranteed by J Sainsbury PLC, an investment grade corporation with a long-term issued credit rating of "A" by Standard & Poor's and "A1" by Moody's. The property is encumbered by a $14,900 mortgage. The 25 year mortgage has a fixed annual interest rate of 8.32 percent.

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

On April 14, 2000, the Company made a loan in the amount of $10,000 to DPSW West 14 LLC. The loan, which can be increased to $14,000, is secured by the property located at 17-29 West 14th Street, Manhattan. The initial term of the loan ends on April 16, 2001, but a one-year extension is available. Interest, payable monthly, is based on the 30-day LIBOR plus 400 basis points (10.65% as of June 30, 2000). The loan is prepayable subject to yield maintenance. The Company will receive a fee for servicing the loan.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA))
                                  JUNE 30, 2000

5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On February 18, 2000, the Company acquired a 49.9 percent interest in a joint venture which purchased 100 Park Avenue ("100 Park"), an 834,000 square foot, 36-story property, located in Manhattan. The purchase price of $95,800 was funded through a combination of cash and debt. The Company will provide managing and leasing services for 100 Park.

The Company received a commitment from AIG/SunAmerica to issue a $120,000 mortgage collateralized by the property located at 100 Park Avenue, Manhattan. This will replace the current $112,000 mortgage. The loan is expected to close in the third quarter.

On March 1, 2000, the $20,800 mortgage on 90 Broad Street was assigned to a new lender. The new lender advanced an additional $11,200 to the joint venture. The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which matures on March 1, 2002. Interest only is payable on the loan at the rate of LIBOR plus 175 basis points (8.40% at June 30, 2000).

See Note 3 for a description of the investment in 321 West 44th Street.

The condensed combined balance sheets for the unconsolidated joint ventures are as follows:


                                                            June 30,  December 31,
                                                             2000        1999
                                                            --------  ------------
ASSETS
Commercial real estate property .........................   $352,286   $130,585
Other assets ............................................     28,021     14,236
                                                            --------   --------
      Total assets ......................................   $380,307   $144,821
                                                            ========   ========

LIABILITIES AND MEMBERS' EQUITY
Mortgage payable ........................................   $230,650   $ 85,450
Other liabilities .......................................     13,856      7,278
Members' equity .........................................    135,801     52,093
                                                            --------   --------
      Total liabilities and members' equity .............   $380,307   $144,821
                                                            ========   ========
Company's net investment in unconsolidated joint ventures   $ 63,850   $ 23,441
                                                            ========   ========


The condensed combined statement of operations for the unconsolidated joint ventures is as follows:


                                                             Three Months Ended  Six Months Ended
                                                                June 30, 2000    June 30, 2000
                                                             ------------------  ----------------
Total revenues ..............................................   $15,167             $27,181
                                                                -------             -------

Operating expense ...........................................     3,816               6,782
Real estate taxes ...........................................     2,653               4,526
Interest ....................................................     4,874               8,349
Depreciation and amortization ...............................     2,149               3,793
Extraordinary item ..........................................      --                   108
                                                                -------             -------
     Total expenses .........................................    13,492              23,558
                                                                -------             -------
Net income ..................................................   $ 1,675             $ 3,623
                                                                =======             =======
     Company's equity in earnings of
     unconsolidated joint ventures ..........................   $   782             $ 1,623
                                                                =======             =======


                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

6. INVESTMENT IN AFFILIATES


                                                    2000     1999
                                                  ------   ------
Investment in Service Corporation, net ........   $5,760   $4,978
Investment in eEmerge, net ....................    1,767     --
                                                  ------   ------
      Investments in and advances to affiliates   $7,527   $4,978
   --------------------------------------------   ======   ======

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

eEMERGE

On May 11, 2000, the Operating Partnership formed eEmerge, Inc., a Delaware corporation ("eEmerge"), in partnership with Fluid Ventures LLC. eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to help e-businesses grow.

The Company, through the Operating Partnership, owns 96.5% of the non-voting common stock (representing 87.0% of the total equity) of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 87% of the cash flow from eEmerge operations. Approximately 96.5% of the voting common stock (representing 9.5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has invested approximately $1,767 in eEmerge as of June 30, 2000 out of a total commitment of $5,000.

On June 8, 2000, eEmerge and EUREKA BROADBAND CORPORATION ("Eureka") formed eEmerge.NYC LLC, a Delaware limited liability company ("ENYC") whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC. ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry. ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan. Allocations of net profits, net losses and distributions shall be made in accordance with the Limited Liability Company Agreement of ENYC.

7. MORTGAGE NOTES PAYABLE

In April, 2000, the Company extended the maturity date of the $26,950 mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue, Manhattan by one year to May 31, 2001.

8. REVOLVING CREDIT FACILITIES

PSCC FACILITY

On March 30, 2000, Prudential Securities Credit Corp. ("PSCC") increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. At June 30, 2000, the Company had availability of

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

$7,248 under its PSCC Facility (weighted average interest rate of 7.89 percent).

$140 MILLION CREDIT FACILITY
The $140,000 unsecured credit facility was repaid in full and retired in connection with the Company obtaining the new $250,000 unsecured revolving credit facility ("$250 Million Unsecured Facility"), as described below. The Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140,000 unsecured credit facility.

$250 MILLION CREDIT FACILITY
On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility and obtained a new unsecured revolving credit facility in the amount of $250,000 from a group of 9 lender banks. The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from
137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. Upon the achievement of an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300,000. Approximately $103,000 was outstanding at June 30, 2000 and had a weighted average interest rate of 8.16 percent.

The terms of the $250 Million Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The $250 Million Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the $250 Million Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

9. INCOME TAXES

The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal income tax. The Service Corporation and eEmerge, Inc. are taxable C-corporations and thus may be subject to Federal, state and local corporate income taxes.

10. STOCKHOLDERS' EQUITY

COMMON SHARES

The following table presents the changes in the Company's issued and outstanding common shares since December 31, 1999 (excluding 2,389 and 2,428 Units outstanding at June 30, 2000 and December 31, 1999, respectively, which are convertible into common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):


Outstanding at December 31, 1999 ...........   24,184
Issued through exercise of options .........      132
Issued through redemption of Units .........       39
Issued through deferred compensation plan ..       18
                                               ------
Outstanding at June 30, 2000 ...............   24,373
                                               ======

                       SL GREEN REALTY CORP
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

OWNERSHIP OF OPERATING PARTNERSHIP

The Company's ownership in the Operating Partnership was approximately 91.1% as of both June 30, 2000 and December 31, 1999.

RIGHTS PLAN

On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock which was distributed to all holders of record of the common stock on June 30, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

EARNINGS PER SHARE

Earnings per share is computed as follows:


                                            FOR THE QUARTER ENDED JUNE 30, 2000             For the Quarter Ended June 30, 1999
                                            -----------------------------------             -----------------------------------
                                          INCOME           SHARES          PER SHARE       Income           Shares        Per Share
                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT       (Numerator)    (Denominator)      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                          $12,988           24,309         $   0.53         $ 8,377       24,192            $   0.35
Effect of Dilutive Securities:
  Redemption of Units to
  common shares                           1,316            2,391                              826        2,428
  Stock Options                            --                345                             --             68
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                          $14,304           27,045         $   0.53         $ 9,203       26,688            $   0.35
------------------------------------------------------------------------------------------------------------------------------------


                                           FOR THE SIX MONTHS ENDED JUNE 30, 2000          For the Six Months Ended June 30, 1999
                                           --------------------------------------          --------------------------------------
                                          INCOME           SHARES          PER SHARE       Income           Shares        Per Share
                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT       (Numerator)    (Denominator)      Amount
------------------------------------------------------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                          $34,621          24,265            $   1.43      $16,590          24,192         $   0.68
Effect of Dilutive Securities:
  Redemption of Units to
  common shares                           3,467           2,404                            1,683           2,428
  Stock Options                            --               260                             --                56
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                          $38,088          26,929            $   1.41      $18,273          26,676         $   0.68
------------------------------------------------------------------------------------------------------------------------------------

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

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

On July 5, 2000, the Company entered into an agreement to acquire and operate a Class B office building located in Manhattan. The Company has posted a deposit of $2,100. The transaction is expected to close in the fourth quarter of 2000.

12. RELATED PARTY TRANSACTIONS

There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $1,215 and $2,150 for the three and six month periods ended June 30, 2000. The Company's transactions with the related parties amounted to $879 and $1,635 for the three and six month period ended June 30, 1999.

13. SEGMENT INFORMATION

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

14. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 1999 as though the 1999 acquisitions, including the 90 Broad Street, 286, 290 and 292 Madison Avenue (May 1999) and the minority interest in 555 West 57th Street (November 1999), were made on January 1, 1999. There were no material acquisitions during 2000.


                                                   1999
                                                   ----
Pro forma revenues .........................   $103,660
Pro forma net income .......................   $ 16,934
Pro forma basic earnings per common share ..   $   0.70
Pro forma diluted earnings per common share    $   0.70
Common and common equivalent share - basic .     24,192
Common and common equivalent share - diluted     26,676


15. TECHNOLOGY INVESTMENTS AND ALLIANCES

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 219 shares of common stock with a fair value of $315 on that date.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                  JUNE 30, 2000

In April 2000, the Company made a $1,000 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $1,000. IRP will invest in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of June 30, 2000, no warrants had been received.

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

HIGHLIGHTS OF THE QUARTER

-        12% FFO increase, $0.65 per share (diluted) versus $0.58 prior year
-        19% same store portfolio cash NOI growth
- Closed new $250 million unsecured Line of Credit, $110 million increase in capacity
- Completed strategic alliances with Elevator News Network, Eureka Broadband and Broadband Office
- Sold 65% joint venture interest in 321 West 44th Street valuing property at $28.0 million
- eEmerge, SL Green's fractional office technology space business, commenced operations

On May 4, 2000, the Company sold a 65% interest in the property located at 321 West 44th Street to Morgan Stanley Real Estate Fund III ("MSREF") valuing the property at $28.0 million. The Company realized a gain of $4.8 million on the transaction. The Company's retained 35% interest in the property was contributed to the joint venture with MSREF. The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture to co-develop the repositioning of the property, the venture received a $22.0 million mortgage for the acquisition and capital improvement program. The interest only mortgage matures on April 30, 2003 and has a LIBOR based floating interest rate, currently 9.14%. In addition to retaining a 35% economic interest in the property, SL Green will also act as the operating partner for the venture, responsible for redevelopment, construction, leasing and management of the property.

On May 11, 2000, the Operating Partnership commenced the operations of eEmerge, Inc., a Delaware corporation ("eEmerge"), in partnership with Fluid Ventures LLC. eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to help e-businesses grow. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has invested $1.8 million in eEmerge as of June 30, 2000 out of a total commitment of $5.0 million.

On June 8, 2000, eEmerge and EUREKA BROADBAND CORPORATION ("Eureka") formed eEmerge.NYC LLC, a Delaware limited liability company ("ENYC") whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC. ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry. ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.

RESULTS OF OPERATIONS

The following comparisons for the three and six months ended June 30, 2000 ("2000") compared to the three and six months ended June 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 1999, (ii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999, namely, 286, 290 and 292 Madison Avenue(May 1999) and 555 West 57th Street (November 1999), and (iii) the effect of the "2000 Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000), and 321 West 44th Street (May 2000) which was contributed to a joint venture.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Rental revenue for the three months ended June 30, 2000 totaled $46.4 million representing an increase of $2.6 million compared to $43.8 million for the three months ended June 30, 1999. The increase was primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased rental revenue $4.3 million, and (ii) the 1999 Acquisitions which increased rental revenue by $0.9 million. This was partially offset by the 2000 Dispositions which decreased rental revenue by $2.6 million. The increase at Same-Store Properties was primarily due to an overall increase in occupancy from 96% in 1999 to 98% in 2000. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 47% higher than previous fully escalated rents.

Escalation and reimbursement revenue for the three months ended June 30, 2000 totaled $5.4 million representing an increase of $0.5 million compared to $4.9 million for the three months ended June 30, 1999. The increase was primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased revenue by $0.7 million, and (ii) the 1999 Acquisitions which increased revenue by $0.2 million. This was partially offset by the 2000 Dispositions which decreased escalation and reimbursement revenue by $0.4 million. The increase in Same-Store escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($0.6 million).

Signage revenue for the three months ended June 30, 2000 totaled $0.6 million, representing an increase of $0.3 million compared to $0.3 million for the three months ended June 30, 1999. The increase was primarily attributable to 1466 Broadway ($0.3 million).

Investment income totaled $3.9 million for the three months ended June 30, 2000 representing an increase of $2.5 million compared to $1.4 million for the three months ended June 30, 1999. The investment income for 2000 primarily represents interest income from 2 Grand Central Tower ($2.7 million), 1370 Avenue of the Americas ($0.6 million), 17-29 West 14th Street ($0.3 million) and interest from excess cash on hand ($0.3 million).

Operating expenses for the three months ended June 30, 2000 totaled $13.4 million representing an increase of $2.1 million compared to $11.3 million for the three months ended June 30, 1999. The increase was primarily attributable to: (i) Same-Store Properties which increased operating expenses by $2.1 million, and (ii) the 1999 Acquisitions which increased operating expenses by $0.5 million. This was partially offset by the 2000 Dispositions which decreased operating expenses by $0.5 million. The increase in operating expenses at Same-Store Properties were primarily due to higher utility costs ($1.2 million) and repairs and maintenance ($0.3 million).

Interest expense for the three months ended June 30, 2000 totaled $10.0 million representing an increase of $3.3 million compared to $6.7 million for the three months ended June 30, 1999. This increase was primarily attributable to: (i) Same-Store Properties ($2.5 million) as new secured mortgage financing was placed on assets in this portfolio, (ii) the 1999 Acquisitions ($1.0 million) due to mortgage financing associated with these purchases, and (iii) corporate level debt ($0.1 million). These increases were partially offset by a $0.3 million decrease in interest expense due to the 2000 Dispositions.

Depreciation and amortization for the three months ended June 30, 2000 totaled $8.4 million representing an increase of $1.8 million compared to $6.6 million for the three months ended June 30, 1999. The increase is primarily attributable to: (i) Same-Store Properties which increased depreciation and amortization by $1.4 million, (ii) the 1999 Acquisitions which increased depreciation and amortization by $0.4 million, and (iii), an increase in the amortization of deferred finance costs totaling $0.3 million associated with fees incurred on the Company's 1999 secured mortgage financings. This was partially offset by a reduction in depreciation and amortization by $0.3 million due to the 2000 Dispositions.

Real estate taxes for the three months ended June 30, 2000 totaled $7.1 million representing a decrease of $0.2 million compared to $7.3 million for the three months ended June 30, 1999. The increase in real estate taxes attributable to the 1999 Acquisitions of $0.2 million was offset by a decrease in real estate taxes at Same-Store Properties ($0.2 million) due to reduced tax assessment rates and by a reduction in real estate taxes of $0.2 million due to the 2000 Dispositions.

Marketing, general and administrative expense for the three months ended June 30, 2000 totaled $3.2 million representing an increase of $0.4 million compared to $2.8 million for the three months ended June 30, 1999. Marketing, general and administrative expenses have remained relatively stable as a percentage of total revenues, representing approximately 5.5% of total revenues for both periods.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Rental revenue for the six months ended June 30, 2000 totaled $93.4 million representing an increase of $9.2 million compared to $84.2 million for the six months ended June 30, 1999. The increase is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased rental revenue $8.6 million, and (ii) the 1999 Acquisitions which increased rental revenue by $3.5 million. This was partially offset by the 2000 Dispositions which decreased rental revenue by $2.9 million. The increase at Same-Store Properties was primarily due to an overall increase in occupancy from 96% in 1999 to 98% in 2000. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 49% higher than previous fully escalated rents.

Escalation and reimbursement revenue for the six months ended June 30, 2000 totaled $11.3 million representing an increase of $1.7 million compared to $9.6 million for the six months ended June 30, 1999. The increase is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased revenue by $1.4 million, and (ii) the 1999 Acquisitions which increased revenue by $0.7 million. This was partially offset by the 2000 Dispositions which decreased escalation and reimbursement revenue by $0.4 million. The increase in Same-Store escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($1.2 million).

Signage revenue for the six months ended June 30, 2000 totaled $1.1 million, representing an increase of $0.5 million compared to $0.6 million for the six months ended June 30, 1999. The increase is primarily attributable to 1466 Broadway ($0.5 million).

Investment income totaled $4.9 million for the six months ended June 30, 2000 representing an increase of $2.6 million compared to $2.3 million for the six months ended June 30, 1999. The investment income for 2000 primarily represents interest income from 2 Grand Central Tower ($2.7 million), 1370 Avenue of the Americas ($1.3 million), 17-29 West 44th Street ($0.3 million) and interest from excess cash on hand ($0.6 million).

Operating expenses for the six months ended June 30, 2000 totaled $26.6 million representing an increase of $4.1 million compared to $22.5 million for the six months ended June 30, 1999. The increase was primarily attributable to: (i) Same-Store Properties which increased operating expenses by $3.3 million, and
(ii) the 1999 Acquisitions which increased operating expenses by $1.5 million. This was partially offset by the 2000 Dispositions which decreased operating expenses by $0.7 million. The increase in operating expenses at Same-Store Properties were primarily due to higher utility costs ($1.8 million) and repairs and maintenance ($0.7 million).

Interest expense for the six months ended June 30, 2000 totaled $19.5 million representing an increase of $7.6 million compared to $11.9 million for the six months ended June 30, 1999. This increase is primarily attributable to: (i) Same-Store Properties ($6.2 million) as new secured mortgage financing was placed on assets in this portfolio, (ii) the 1999 Acquisitions ($2.1 million) due to mortgage financing associated with these purchases, and (iii) the 2000 Dispositions ($0.1 million) due to the April 1999 mortgage financing associated with 36 West 44th Street. These increases were partially offset by a $0.8 million decrease in interest expense at the corporate level.

Depreciation and amortization for the six months ended June 30, 2000 totaled $16.2 million representing an increase of $4.2 million compared to $12.0 million for the six months ended June 30, 1999. The increase is primarily attributable to: (i) Same-Store Properties which increased depreciation and amortization by $3.1 million, (ii) the 1999 Acquisitions which increased depreciation and amortization by $1.1 million, and (iii), an increase in the amortization of deferred finance costs totaling $0.5 million associated with fees incurred on the Company's 1999 secured mortgage financings. This was partially offset by a reduction in depreciation and amortization by $0.5 million due to the 2000 Dispositions.

Real estate taxes for the six months ended June 30, 2000 totaled $14.4 million representing no change when compared to $14.4 million for the six months ended June 30, 1999. An increase attributable to the 1999 Acquisitions which increased real estate taxes by $0.6 million, was offset by a decrease in real estate taxes at Same-Store Properties ($0.3 million) due to reduced tax assessment rates and the 2000 Dispositions ($0.3 million).

Marketing, general and administrative expense for the six months ended June 30, 2000 totaled $6.0 million representing an increase of $0.6 million compared to $5.4 million for the six months ended June 30, 1999. Marketing, general and administrative expenses have remained relatively stable as a percentage of total revenues, representing approximately 5.5% of total revenues for both periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $2.5 million to $20.0 million for the six months ended June 30, 2000 compared to $17.5 million for the six months ended June 30, 1999. Net cash used in investing activities decreased $123.0 million to $57.4 million for the six months ended June 30, 2000 compared to $180.4 million for the six months ended June 30, 1999. The decrease was due primarily to the lower dollar volume of acquisitions and capital improvements in 2000 ($16.6 million and $13.4 million, respectively) as compared to 1999 ($133.5 million and $38.0 million, respectively). The net investment in unconsolidated joint ventures ($43.6 million) and mortgage loans ($55.8 million) was partially offset by the proceeds from the dispositions of 29 West 35th Street, 36 West 44th Street, and 321 West 44th Street, totaling $58.3 million. Net cash provided by financing activities decreased $135.6 million to $31.1 million for the six months ended June 30, 2000 compared to $166.7 million for the six months ended June 30, 1999. The decrease was primarily due to lower borrowing requirements ($88.9 million) due to lower volume of acquisitions and higher debt repayments ($49.9 million).

CAPITALIZATION

On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This dividend was distributed to all holders of record of the common stock on June 30, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock. The rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding stock ("Acquiring Person"). In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

At June 30, 2000, borrowings under the mortgage loans and credit facilities, (excluding our share of joint venture debt of $107.0 million), represented 37.2% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.3 billion (based on a common stock price of $26.7344 per share, the closing price of the Company's common stock on the New York Stock Exchange on June 30, 2000).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at June 30, 2000 and December 31, 1999, respectively (in thousands).


                                           JUNE 30,   December 31,
                                              2000        1999
                                              ----        ----
DEBT SUMMARY:
BALANCE
   Fixed rate ..........................   $319,344    $270,743
   Variable rate .......................    172,702     164,950
                                           --------    --------
Total ..................................   $492,046    $435,693
                                           ========    ========

PERCENT OF TOTAL DEBT:
   Fixed rate ..........................         65%         62%
   Variable rate .......................         35%         38%
                                           --------    --------
Total ..................................     100.00%     100.00%
                                           ========    ========

EFFECTIVE INTEREST RATE AT END OF PERIOD
   Fixed rate ..........................       8.18%       7.97%
   Variable rate .......................       8.09%       8.08%
                                           --------    --------
Effective interest rate ................       8.15%       8.01%
                                           ========    ========


A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (6.65% at June 30, 2000). The Company's total debt at June 30, 2000 had a weighted average term to maturity of approximately 3.96 years.

MORTGAGE FINANCING

As of June 30, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $107.0 million) consisted of approximately $319.4 million of fixed rate debt with an effective interest rate of approximately 8.18% and $26.9 million of variable rate debt with an effective interest rate of 8.14%. The Company's mortgage debt at June 30, 2000, encumbering 14 properties, will mature as follows (in thousands):


                                Scheduled      Principal
                              Amortization     Repayments    Total
                              ------------     ----------    -----
July 1 to December 31, 2000   $  1,963         $   --        $  1,963

2001 .....................       5,191           81,950        87,141
2002 .....................       6,195             --           6,195
2003 .....................       6,978            2,003         8,981
2004 .....................       3,029           75,300        78,329
Thereafter ................     14,663          149,022       163,685
                              --------         --------      --------
               Total ......   $ 38,019         $308,275      $346,294
                              ========         ========      ========

$250 MILLION CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (see below) and obtained a new unsecured revolving credit facility in the amount of $250.0 million from a group of 9 lender banks (the "$250 Million Credit Facility"). The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. Upon the achievement of an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300.0 million. Approximately $103.0 million was outstanding at June 30, 2000 and had a weighted average interest rate of 8.16 percent.

The terms of the $250 Million Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The $250 Million Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the $250 Million Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

$140 MILLION CREDIT FACILITY

The $140.0 million unsecured credit facility was repaid in full and retired in connection with the Company obtaining the $250 Million Unsecured Facility, as described above. The Company recorded a $430,000 extraordinary loss, net of the minority interest's share of the loss ($38,000) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140.0 million unsecured credit facility.

PSCC FACILITY

On March 30, 2000, Prudential Securities Credit Corp. increased the secured PSCC Facility by $20.0 million to $50.0 million. No other terms were changed from the original $30.0 million secured PSCC Facility. At June 30, 2000, the Company had availability of $7.3 million under its PSCC Facility (weighted average interest rate of 7.89 percent).

DISTRIBUTIONS AND CAPITAL EXPENDITURES

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

The Company estimates that for the six months ending December 31, 2000 and the year ending December 31, 2001, it will incur approximately $15.8 million and $18.2 million, respectively, of capital expenditures (including tenant improvements) on properties currently owned. For the remainder of 2000 and for 2001, over $5.0 million and $9.1 million, respectively, of the capital investments are dedicated to redevelopment costs associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity issuances.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $35.3 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

TECHNOLOGY INVESTMENTS AND ALLIANCES

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 219,000 shares of common stock with a fair value of $315,000 on that date.

In April 2000, the Company made a $1.0 million limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $1.0 million. IRP will invest in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of June 30, 2000, no warrants had been received.

FUNDS FROM OPERATIONS

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

FFO for the three and six months ended June 30, 2000 and 1999, respectively, are as follows (in thousands):


                                                                           Three Months Ended         Six Months Ended
                                                                        ----------------------    ----------------------
                                                                           2000         1999         2000         1999
                                                                        ---------    ---------    ---------    ---------
Income before minority interest, extraordinary item, gain on sale and
preferred stock dividend ............................................   $  12,344    $  13,068    $  24,310    $  25,109
Add:
Depreciation and amortization .......................................       8,403        6,590       16,219       12,028
FFO adjustment for unconsolidated joint ventures ....................         917         --          1,626         --
Less:
Preferred stock dividend ............................................      (2,300)      (2,300)      (4,600)      (4,600)
Minority interest in the BMW Building ...............................        --           (838)        --         (1,410)
Amortization of deferred financing costs and Depreciation of non-real
estate assets .......................................................      (1,040)        (694)      (2,063)      (1,263)
                                                                        ---------    ---------    ---------    ---------
Funds from Operations - basic .......................................      18,324       15,826       35,492       29,864
Dividends on preferred shares .......................................       2,300        2,300        4,600        4,600
                                                                        ---------    ---------    ---------    ---------
Funds from Operations - diluted .....................................   $  20,624    $  18,126    $  40,092    $  34,464
                                                                        ---------    ---------    ---------    ---------
Cash flows provided by operating activities .........................   $  10,235    $   4,541    $  27,296    $  17,462
Cash flows provided by investing activities .........................   $  (9,806)   $(109,694)   $ (64,676)   $(180,376)
Cash flows provided by financing activities .........................   $   4,741    $  93,810    $  31,136    $ 166,746


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

Approximately $319.4 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2000 ranged from LIBOR plus 125 basis points to LIBOR plus 202 basis points.


LONG-TERM DEBT,
INCLUDING CURRENT                                                                                                FAIR
PORTION (IN THOUSANDS)    2000        2001         2002       2003          2004       THEREAFTER      TOTAL     VALUE
----------------------    ----        ----         ----       ----          ----       ----------      -----     -----
Fixed Rate ..........   $  1,963    $ 60,191    $   6,195    $  8,981    $   78,329    $   163,685    $319,344   $319,467
Average Interest Rate       8.18%       8.10%        8.09%       8.07%         7.85%          8.24%

Variable Rate .......   $ 42,752    $ 26,950         --      $103,000          --             --      $172,702   $172,702


PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 16, 2000, at which the following matters were voted upon:

         1. To elect two class III directors of the Company to service until the 2003 Annual Meeting of stockholders.
         2. To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

         The results of the meeting were as follows:


                                                              FOR               AGAINST          ABSTAIN
                                                              ---               -------          -------
         Directors:        John H. Alschuler, Jr.             21,094,238                 0          96,441
                           Stephen L. Green                   21,094,238                 0          96,441
         Proposal 2:                                          21,183,438             2,520           4,676


ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         10.1     Form of June 27, 2000 Revolving Credit and Guaranty Agreement*
         12.1 Calculation of Ratios of Combined Fixed Charges and Preferred Stock Dividends
         27.1     Financial Data Schedule

* Incorporated by reference to the Company's Form 8-K dated June 27, 2000, filed with the Commission on July 12, 2000

(b) Reports on Form 8-K:

         1.       Form 8-K dated April 26, 2000, Item 5
         2.       Form 8-K dated June 27, 2000, Items 5 and 7

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SL GREEN REALTY CORP.

                                       By:     /s/ THOMAS E. WIRTH
                                              -----------------------------
                                               Thomas E. Wirth
                                               Executive Vice President,
                                               Chief Financial Officer

Date:    July 26, 2000