Form 10-Q
period 2000-09-30
SL GREEN REALTY CORP
filed 2000-11-13
CIK 1040971

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                        or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ____ to ___

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
                                      -     -

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,480,871 at November 3, 2000.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.     FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                                                                            PAGE

      Condensed Consolidated Balance Sheets as of September 30, 2000
(unaudited) and December 31, 1999... ........................................  3

      Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999 (unaudited).........................  4

      Condensed Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2000 (unaudited)..................................  5

      Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)................................  6

      Notes to Condensed Consolidated Financial Statements (unaudited).......  7


ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF 16 OPERATIONS............................................ 16

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......... 23

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS................................................... 25

ITEM  2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................... 25

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 25

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K.................................... 25

SIGNATURES................................................................... 26

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (AMOUNTS IN THOUSANDS)


                                                                 SEPTEMBER 30,    December 31,
                                                                    2000             1999
                                                                    ----             ----
                                                                 (UNAUDITED)        (Note 1)
ASSETS
Commercial real estate properties, at cost:
Land and land interests ....................................     $   125,572      $   132,081
Buildings and improvements .................................         609,089          632,004
Building leasehold .........................................         137,441          132,573
Property under capital lease ...............................          12,208           12,208
                                                                 -----------      -----------
                                                                     884,310          908,866
Less accumulated depreciation ..............................         (72,179)         (56,983)
                                                                 -----------      -----------
                                                                     812,131          851,883
Properties held for sale ...................................          49,890           25,835
Cash and cash equivalents ..................................          14,064           21,561
Restricted cash ............................................          34,583           34,168
Tenant and other receivables, net of allowance of $1,930 and
 $938 in 2000 and 1999, respectively .......................           9,132            5,747
Related party receivables ..................................             964              463
Deferred rents receivable, net of allowance for tenant
 credit loss of $5,002 and $5,337 in 2000 and 1999,
 respectively ..............................................          43,452           37,015
Investment in and advances to affiliates ...................           7,943            4,978
Mortgage loans receivable and preferred equity investment ..          49,903           20,000
Investments in unconsolidated joint ventures ...............          59,632           23,441
Deferred costs, net ........................................          37,924           30,540
Other assets ...............................................          34,100           15,611
                                                                 -----------      -----------
      Total assets .........................................     $ 1,153,718      $ 1,071,242
                                                                 ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable .....................................     $   345,351      $   352,693
Revolving credit facilities ................................         126,752           83,000
Accrued interest payable ...................................           3,069            2,650
Accounts payable and accrued expenses ......................          25,212           17,167
Accrued deferred long-term compensation ....................           2,833               --
Deferred revenue ...........................................           1,444              306
Capitalized lease obligations ..............................          15,242           15,017
Deferred land lease payable ................................          12,805           11,611
Dividend and distributions payable .........................          12,065           11,947
Security deposits ..........................................          18,951           18,905
                                                                 -----------      -----------
       Total liabilities ...................................         563,724          513,296

Commitments and Contingencies
Minority interest in Operating Partnership .................          41,753           41,494
8% Preferred Income Equity Redeemable SharesSM $0.01 par
   value $25.00 mandatory liquidation preference, 25,000
   authorized and 4,600 outstanding at September 30, 2000
   and December 31, 1999 ...................................         110,667          110,348
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value 100,000 shares authorized,
 24,516 and 24,184 issued and outstanding at
 September 30, 2000 and December 31, 1999, respectively ....             245              242
Additional paid - in-capital ...............................         428,635          421,958
Deferred compensation plans ................................          (5,939)          (6,610)
Officers' loans, net .......................................              --              (64)
Retained earnings/(distributions) in excess of earnings ....          14,633           (9,422)
                                                                 -----------      -----------
       Total stockholders' equity ..........................         437,574          406,104
                                                                 -----------      -----------
Total liabilities and stockholders' equity .................     $ 1,153,718      $ 1,071,242
                                                                 ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,                September 30,
                                                       2000          1999           2000           1999
                                                    ----------     ---------      ---------      ---------
REVENUES

Rental revenue ...................................  $  47,647      $  45,080      $ 140,998      $ 129,267
Escalation and reimbursement revenues
   ...............................................      7,593          6,856         18,941         16,473
Signage rent .....................................        496            559          1,593          1,112
Investment income ................................      4,968          1,469          9,903          3,731
Other income .....................................        170            688            693          1,545
                                                    ---------      ---------      ---------      ---------
   Total Revenues ................................     60,874         54,652        172,128        152,128
                                                    ---------      ---------      ---------      ---------

EXPENSES
Operating expenses (see Note 13 for
   affiliated
   transactions) .................................     15,260         14,293         41,893         36,778
Real estate taxes ................................      7,299          7,481         21,688         21,904
Ground rent ......................................      3,164          3,183          9,505          9,572
Interest .........................................     10,698          7,772         30,243         19,722
Depreciation and amortization ....................      8,300          7,677         24,519         19,705
Marketing, general and administrative ............      2,540          2,979          8,517          8,387
                                                    ---------      ---------      ---------      ---------
   Total Expenses ................................     47,261         43,385        136,365        116,068
                                                    ---------      ---------      ---------      ---------
Income before equity in net income from
   affiliates, and unconsolidated joint
   ventures, gain on sale of rental
   property, minority interests,
   extraordinary items and preferred
   stock dividends ...............................     13,613         11,267         35,763         36,060
Equity in net income from
   affiliates ....................................         71            223            609            551
Equity in net income of unconsolidated
   joint ventures ................................        586            151          2,209            151
Gain on sale of rental properties, net of
   transaction and deferred compensation costs....      5,624             --         24,646             --
                                                    ---------      ---------      ---------      ---------
Income before minority interest,
   extraordinary item and preferred
   stock dividends ...............................     19,894         11,641         63,227         36,762
Minority interest:
      Operating
   partnership ...................................     (1,496)          (815)        (4,964)        (2,498)
      Partially owned
   properties ....................................         --           (354)            --         (1,764)
                                                    ---------      ---------      ---------      ---------
Net income before extraordinary item and
   preferred stock
   dividends .....................................     18,398         10,472         58,263         32,500
Extraordinary item, net of minority
   interest of ($38) and ($57) in 2000
   and 1999, respectively ........................         --             --           (430)          (628)
                                                    ---------      ---------      ---------      ---------
Net income .......................................     18,398         10,472         57,833         31,872
Preferred stock
   dividends .....................................     (2,300)        (2,300)        (6,900)        (6,900)
Preferred stock
   accretion .....................................       (107)           (99)          (320)          (298)
                                                    =========      =========      =========      =========
Net income available to common
   shareholders ..................................  $  15,991      $   8,073      $  50,613      $  24,674
                                                    =========      =========      =========      =========

BASIC EARNINGS PER SHARE:
   Net income before gain on sale and
   extraordinary item ............................  $    0.42      $    0.33      $    1.09      $    1.05
   Gain on sale ..................................       0.23             --           1.01             --
   Extraordinary item ............................         --             --          (0.02)         (0.03)
                                                    =========      =========      =========      =========
Net income .......................................  $    0.65      $    0.33      $    2.08      $    1.02
                                                    =========      =========      =========      =========
DILUTED EARNINGS PER SHARE:
   Net income before gain on sale and
   extraordinary item ............................  $    0.43      $    0.33      $    1.16      $    1.05
   Gain on sale ..................................       0.21             --           0.91             --
   Extraordinary item ............................         --             --          (0.02)         (0.03)
                                                    ---------      ---------      ---------      ---------
Net income .......................................  $    0.64      $    0.33      $    2.05      $    1.02
                                                    =========      =========      =========      =========
Dividends declared per common
share ............................................  $  0.3625      $    0.35      $  1.0875      $    1.05
                                                    =========      =========      =========      =========
Basic weighted average common shares
   outstanding ...................................     24,458         24,200         24,329         24,195
                                                    =========      =========      =========      =========
Diluted weighted average common shares and
      common share equivalents
   outstanding ...................................     27,300         26,706         27,063         26,686
                                                    =========      =========      =========      =========

    The accompanying notes are an integral part of these financial statements

                              SL GREEN REALTY CORP.
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             Retained
                                                                                            Earnings/
                                                Additional     Deferred                 (Distributions)
                                    Common        Paid in    Compensation      Officers'    in Excess
                                     Stock        Capital         Plan          Loans        Earnings         Total
                                     -----        -------         ----          -----        --------         -----

Balance at December 31, 1999       $     242     $ 421,958     $  (6,610)     $     (64)     $  (9,422)     $ 406,104
Net income                                                                                      57,833         57,833
Preferred dividend and
accretion requirement                                                                           (7,220)        (7,220)
Proceeds from options
exercised                                  2         3,803                                                      3,805
Deferred compensation plan
and stock award                                        746          (457)                                         259
Amortization of deferred
compensation plan                                                  1,158                                        1,158
Redemption of Units                        1         2,128                                                      2,129
Cash distributions declared
($1.0875 per common share)                                                                     (26,558)       (26,558)
Amortization of officers' loan                                                       64                            64
                                   ---------     ---------     ---------      ---------      ---------      ---------

BALANCE AT SEPTEMBER 30,
 2000 (UNAUDITED)                  $     245     $ 428,635     $  (5,939)     $      --      $  14,633      $ 437,574
                                   =========     =========     =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         Nine Months Ended September 30,
                                                                              2000            1999
                                                                            ---------      ---------
OPERATING ACTIVITIES:
Net income ............................................................     $  57,833      $  31,872
Adjustments to reconcile net income with net cash
provided by operating activities:
  Depreciation and amortization .......................................        24,519         19,705
  Amortization of discount on mortgage receivable .....................        (2,405)            --
  Gain on sale of rental property .....................................       (24,646)            --
  Extraordinary loss ..................................................           430            628
  Equity in net income from affiliates ................................          (609)          (551)
  Equity in net (income) from unconsolidated joint ventures ...........        (2,209)          (151)
  Minority interest ...................................................         4,964          4,262
  Deferred rents receivable ...........................................       (10,920)       (15,642)
  Provision for deferred rents and bad debts ..........................         1,664          2,983
  Amortization of officer loans and deferred compensation .............         1,222          1,197
  Proceeds from options exercised .....................................         3,805             --
Changes in operating assets and liabilities:
  Restricted cash - operations ........................................        (2,105)         1,292
  Tenant and other receivables ........................................        (4,377)        (4,958)
  Related party receivables ...........................................          (501)          (546)
  Deferred costs ......................................................        (6,790)       (10,371)
  Other assets ........................................................         3,204          3,374
  Accounts payable, accrued expenses and other liabilities ............         1,254          5,024
  Deferred revenue ....................................................         1,138             --
  Deferred land lease payable .........................................         1,194          1,223
                                                                            ---------      ---------
  Net cash provided by operating activities ...........................        46,665         39,341
                                                                            ---------      ---------

INVESTING ACTIVITIES:
  Additions to land, buildings and improvements .......................       (65,396)      (178,705)
  Restricted cash - capital improvements ..............................         1,690         (4,283)
  Investment in and advances to affiliates ............................        (2,356)         6,359
  Investments in unconsolidated joint ventures ........................       (43,722)       (17,604)
  Distributions from unconsolidated joint ventures ....................        16,765             --
  Net proceeds from disposition of rental property ....................        70,424             --
  Mortgage loans receivable, net ......................................       (27,498)       (14,500)
                                                                            ---------      ---------
  Net cash used in investing activities ...............................       (50,093)      (208,733)
                                                                            ---------      ---------

FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable ................................        14,917        269,775
  Repayments of mortgage notes payable and loans ......................       (22,259)        (7,647)
  Proceeds from revolving credit facilities ...........................       254,424        116,500
  Repayment of revolving credit facilities ............................      (210,672)       (79,300)
  Repayments of secured bridge financing ..............................            --        (87,500)
  Capitalized lease obligation ........................................           225            205
  Dividends and distributions paid ....................................       (35,918)       (34,768)
  Deferred loan costs .................................................        (4,786)        (5,700)
                                                                            ---------      ---------
  Net cash (used in) provided by financing activities .................        (4,069)       171,565
                                                                            ---------      ---------

  Net (decrease) increase in cash and cash equivalents ................        (7,497)         2,173
  Cash and cash equivalents at beginning of period ....................        21,561          6,236
                                                                            ---------      ---------
  Cash and cash equivalents at end of period ..........................     $  14,064      $   8,409
                                                                            =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ................................................     $  29,824      $  17,875
                                                                            =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Mortgage note payable assumed in connection with
   joint venture acquisition ..........................................                    $  45,000
                                                                                           =========
Acquired Assets .......................................................                    $   7,714
                                                                                           =========
Assumed Liabilities ...................................................                    $   4,861
                                                                                           =========
Issuance of common stock as deferred officer compensation .............     $     746      $   5,438
                                                                            =========      =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

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

Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2000, minority investors hold, in the aggregate, an 8.6% limited partnership interest in the Operating Partnership.

As of September 30, 2000, the Company's wholly-owned portfolio consisted of 19 Class B commercial properties encompassing approximately 7.1 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of September 30, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B commercial properties in Manhattan, encompassing approximately 2.0 million rentable square feet (99% occupied as of September 30, 2000). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                                SEPTEMBER 30, 2000

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which was scheduled to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. In 1999, the FASB delayed implementation of FASB 133 by one year. The Company will adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not believe that adoption of this SAB will have a significant impact on its financial statements.

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

PROPERTY TRANSACTIONS

During the quarter ended March 31, 2000, the Company sold 29 West 35th Street and 36 West 44th Street for a gross sales price of $43,200. The Company realized a gain of $14,225 on the sales.

On May 4, 2000, the Company sold a 65% interest in the property located at 321 West 44th Street to Morgan Stanley Real Estate Fund III, ("MSREF"),valuing the property at $28,000. The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property ($6,500), which was contributed to the joint venture with MSREF. The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which is estimated at $3,300. The interest only mortgage matures on April 30, 2003 and has an interest rate based on LIBOR plus 250 basis points (9.1275% at September 30, 2000). The venture intends to substantially improve and reposition the property. In addition to retaining a 35% economic interest in the property, SL Green acting as the operating partner for the venture, is responsible for redevelopment, construction, leasing and management of the property. The venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

On June 20, 2000, the Company acquired a 64,195 square foot retail building located in the City of Shelton, Fairfield County, Connecticut for approximately $16,600. The Company redeployed the proceeds from the sale of 29 West 35th Street, through a like-kind tax deferred exchange, to fund this acquisition. The property is triple-net leased to Shaw's Supermarkets, Inc. for 25 years. The Shaw's lease is guaranteed by J Sainsbury PLC, an investment grade corporation with a long-term issued credit rating of "A" by Standard & Poor's and "A1" by Moody's. The property is encumbered by a $14,900 mortgage. The 25 year mortgage has a fixed annual interest rate of
8.32 percent.

The Company has entered into an agreement to purchase 1370 Broadway, Manhattan, a 16-story, 254,573 square foot office building for $50,400, excluding closing costs. The transaction is expected to close in the fourth quarter.

On September 29, 2000, the Company entered into an agreement to acquire various ownership and mortgage interests in the 913,000 square foot, 20-story office building at One Park Avenue, Manhattan. The Company will acquire the fee interest in the property, which is subject to a ground lease position held by third-parties, and certain mortgage interests in the property for $233,900, excluding closing costs. As part of the transaction, SL Green is acquiring an option to purchase the ground lease position. The acquisition will be financed with a mortgage loan provided by Lehman Brothers Holdings Inc. and funds provided by the Company's unsecured line of credit. The transaction is expected to close in the first quarter 2001.

4.  PROPERTIES HELD FOR SALE

At September 30, 2000, the Company had two properties, 17 Battery Place South and 633 Third Avenue, comprising approximately 435,000 rentable square feet held for sale. These properties were under contract for sale in the aggregate gross amount of $66,250, with deposits of $4,825. There can be no assurance that such properties held for sale will be sold.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

The following table discloses certain information regarding the properties held for sale by the Company:

                                                         2000
                                                         ----
Total Revenues                                        $   7,633

Operating Expenses                                        3,964
Depreciation and Amortization                               931
Other                                                       464
                                                      ---------
Net Income                                            $   2,274
                                                      =========
Net Carrying Value (including related costs)
    at September 30, 2000                             $  49,890
                                                      =========

5.  MORTGAGE LOANS RECEIVABLE AND PREFERRED EQUITY INVESTMENT

On March 30, 2000, the Company acquired a $51,900 interest in an existing first mortgage loan collateralized by 2 Grand Central Tower, Manhattan (2GCT) at a discount. The discount to the face amount of $3,250 and the back-end fees of $3,440 are being amortized into investment income over the extended term of the loan resulting in a total yield on the investment of approximately 22%. This is a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan which was initially due to mature on September 30, 2000, provided the borrower a one year extension option which was exercised on August 30, 2000. The final maturity date of the loan is September 30, 2001. The loan carries a weighted average interest rate of 793 basis points over the 30-day LIBOR (14.55% as of September 30, 2000). Two Grand Central Tower, also known as 140-148 East 45th Street and 147-151 East 44th Street, is an approximately 620,000 square foot commercial office building located in the heart of the Grand Central submarket.

On July 19, 2000, the Company acquired an additional $9,344 interest in an existing first mortgage loan collateralized by 2GCT at a $1,000 discount. The terms of this note were identical to those of the previous note. On September 29, 2000, the Company sold its interest in this loan for approximately $8,492.

On April 14, 2000, the Company made a loan in the amount of $10,000 to DPSW West 14 LLC. The loan, which can be increased to $14,000, is secured by the property located at 17-29 West 14th Street, Manhattan. On September 27, 2000, the Company sold an $8 million senior participation interest in this loan to Manufacturers and Traders Trust Company (MT). Once the loan is fully drawn down, MT will purchase an additional $2 million senior participation interest. The initial term of the loan ends on April 16, 2001, but a one-year extension is available. Interest, payable monthly, is based on the 30-day LIBOR plus 400 basis points (10.62% as of September 30, 2000). The loan is prepayable subject to yield maintenance. The Company will receive a fee for servicing the loan.

On September 15, 2000, the Company's preferred equity interest of $20,000 in 1370 Avenue of the Americas was redeemed. In connection with the early redemption, the Company received a prepayment of interest of $692. As a result of the sale of the ownership interest in the property, the Company realized a gain of approximately $8,600. Contemporaneous with the closing, an award of $2,800 was granted to several members of management earned in connection with the realization of this investment gain. This award will be paid out over a three year period. The gain on sale is presented in the financial statements net of transaction and compensation costs ($5,624).

6.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

On February 18, 2000, the Company acquired a 49.9 percent interest in a joint venture which purchased 100 Park Avenue ("100 Park"), an 834,000 square foot, 36-story property, located in Manhattan. The purchase price of $95,800, representing SL Green's interest, was funded through a combination of cash and a new mortgage on the property of $112,000 ($55,888 represents SL Green's share of the debt). The Company will provide managing and leasing services for 100 Park.

On August 11, 2000 AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park which replaced the pre-existing $112,000 mortgage. The 8 percent fixed rate loan has a 10 year term.

On March 1, 2000, the $20,800 mortgage on 90 Broad Street ("90 Broad") was assigned to a new lender. The new lender advanced an additional $11,200 to the joint venture. The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which matures on March 1, 2002. Interest only is payable on the loan at the rate of LIBOR plus 175 basis points (8.37% at September 30, 2000). The Company entered into a contract to sell 90 Broad for $60,000, excluding closing costs. The transaction is expected to close in the fourth quarter.

See Note 3 for a description of the investment in 321 West 44th Street.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA))
                               SEPTEMBER 30, 2000

The Company and Morgan Stanley Real Estate Fund III, L.P. entered into a contract to acquire 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs. The property is a 264,960 square foot, 23 story building. In addition to having a 49.9 percent ownership interest in the property, SL Green will act as the operating partner for the venture, and will be responsible for leasing and managing the property. The Company has posted a deposit of $2,100. The transaction is expected to close in the fourth quarter of 2000.

The condensed combined balance sheets for the unconsolidated joint ventures are as follows:

                                                 SEPTEMBER     DECEMBER
                                                     30,           31,
                                                    2000         1999
                                                    ----         ----
ASSETS
Commercial real estate property .............     $352,144     $130,585
Other assets ................................       28,937       14,236
                                                  --------     --------

      Total assets ..........................     $381,081     $144,821
                                                  ========     ========

LIABILITIES AND MEMBERS' EQUITY
Mortgage payable ............................     $238,650     $ 85,450
Other liabilities ...........................       13,856        7,278
Members' equity .............................      128,575       52,093
                                                  --------     --------
      Total liabilities and members'
        equity ..............................     $381,081     $144,821
                                                  ========     ========
Company's net investment in unconsolidated
  joint ventures ............................     $ 59,632     $ 23,441
                                                  ========     ========

The condensed combined statement of operations for the unconsolidated joint ventures is as follows:

                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                         ------------------  -----------------
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                             -------------      -------------
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
Total revenues .........................  $16,628   $ 2,906   $43,809   $ 2,906
                                          -------   -------   -------   -------

Operating expense ......................    5,595       933    12,377       933
Real estate taxes ......................    2,695       410     7,221       410
Interest ...............................    5,166       770    13,515       770
Depreciation and
amortization ...........................    2,047       456     5,840       456

Extraordinary item .....................       --        --       108        --
                                          -------   -------   -------   -------
   Total expenses ......................   15,503     2,569    39,061     2,569
                                          -------   -------   -------   -------
Net income .............................  $ 1,125   $   337   $ 4,748   $   337
                                          =======   =======   =======   =======
   Company's equity in earnings of
   unconsolidated joint ventures .......  $   586   $   151   $ 2,209   $   151
                                          =======   =======   =======   =======

7.  INVESTMENT IN AFFILIATES

                                             2000         1999
                                             ----         ----
Investment in Service Corporation, net      $5,710      $4,978
Investment in eEmerge, net                   2,233          --
                                            ------      ------
Investments in and advances to affiliates   $7,943      $4,978
                                            ======      ======

SERVICE CORPORATION

In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties, and joint venture properties all of the management operations are conducted through an unconsolidated company, the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

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

The Company, through the Operating Partnership, owns 96.5% of the non-voting common stock (representing 87.0% of the total equity) of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 87% of the cash flow from eEmerge operations. Approximately 96.5% of the voting common stock (representing 9.5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has funded approximately $2,233 in eEmerge as of September 30, 2000 out of a total commitment of $3,425. In addition, the Company made a landlord contribution of $787 for the build-out of one floor.

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

8.  MORTGAGE NOTES PAYABLE

In April, 2000, the Company extended the maturity date of the $26,950 mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue, Manhattan by one year to May 31, 2001.

On October 2, 2000, the Company obtained a $125,000 mortgage encumbering the property located at 420 Lexington Avenue. The 8.54% fixed rate loan has a 10 year term. Interest only is payable for the first 12 months. The proceeds were used to repay the $65,000 loan on the property which was due to mature on May 21, 2001. The balance of the proceeds was used to pay down the $250 Million Credit Facility.

9.  REVOLVING CREDIT FACILITIES

PSCC FACILITY
On March 30, 2000, Prudential Securities Credit Corp. ("PSCC") increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. At September 30, 2000, the Company had $27,752 outstanding under its PSCC Facility (interest rate of 7.88 percent). The PSCC Facility is secured by the $49,903 in mortgage loans receivable of 2GCT and DPSW West 14 LLC.

$140 MILLION CREDIT FACILITY
The $140,000 unsecured credit facility was repaid in full and retired in June 2000, in connection with the Company obtaining the new $250,000 unsecured revolving credit facility ("$250 Million Credit Facility"), as described below. The Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

$250 MILLION CREDIT FACILITY
On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility and obtained a new unsecured revolving credit facility in the amount of $250,000 from a group of 9 lender banks. The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from
137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. Upon the achievement of an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300,000. $99,000 was outstanding at September 30, 2000 and had an interest rate of 8.15 percent.

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

10.  INCOME TAXES

The Company is taxed as a REIT under Section 856 through Section 860 of the Internal Revenue Code of 1986, as amended. As a REIT, the Company is generally not subject to Federal income tax. The Service Corporation and eEmerge, Inc. are taxable C-corporations and thus may be subject to Federal, state and local corporate income taxes.

11.  STOCKHOLDERS' EQUITY

COMMON SHARES

The following table presents the changes in the Company's issued and outstanding common shares since December 31, 1999 (excluding 2,308 and 2,428 Units outstanding at September 30, 2000 and December 31, 1999, respectively, which are convertible into common shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

     Outstanding at December 31, 1999 ...     24,184
     Issued through exercise of options .        179
     Issued through redemption of Units .        121
     Issued through deferred compensation
     plan ...............................         32
                                              ------

     Outstanding at September 30, 2000 ..     24,516
                                              ======

OWNERSHIP OF OPERATING PARTNERSHIP

The Company's ownership in the Operating Partnership was approximately 91.4% and 90.9% as of September 30, 2000 and December 31, 1999, respectively.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

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

EARNINGS PER SHARE

Earnings per share is computed as follows:


                                     FOR THE QUARTER ENDED              FOR THE QUARTER ENDED
                                      SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                  INCOME      SHARES    PER SHARE   Income     Shares    Per Share
                               (NUMERATOR) (DENOMINATOR) AMOUNT  (Numerator)(Denominator) Amount
==================================================================================================
Basic Earnings:
  Income available to common
  shareholders                   $15,991      24,458      $0.65    $8,073      24,200     $ 0.33
Effect of Dilutive
Securities:
  Redemption of Units to
  common shares                    1,496       2,346                  815       2,428
  Stock Options                       --         496                   --          78
--------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to
  common shareholders            $17,487      27,300      $0.64    $8,888      26,706    $0.33
--------------------------------------------------------------------------------------------------


                                   FOR THE NINE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30, 2000                  SEPTEMBER 30, 1999
                                INCOME       SHARES    PER SHARE   Income      Shares    Per Share
                              (NUMERATOR) (DENOMINATOR) AMOUNT  (Numerator) (Denominator) Amount
==================================================================================================
Basic Earnings:
  Income available to
  common shareholders            $50,613      24,329      $2.08    $24,674     24,195     $ 1.02
Effect of Dilutive
Securities:
  Redemption of Units
  to common shares                 4,964       2,385                2,498       2,428
  Stock Options                       --         349                   --          63
--------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to
  common shareholders            $55,577      27,063      $2.05   $27,172      26,686     $ 1.02
==================================================================================================

12.  COMMITMENTS AND CONTINGENCIES

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

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

13.  RELATED PARTY TRANSACTIONS

There are business relationships with related parties which involve maintenance expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $1,234 and $3,384 for the three and nine month periods ended September 30, 2000. The Company's transactions with the related parties amounted to $1,234 and $2,869 for the three and nine month period ended September 30, 1999.

14.  SEGMENT INFORMATION

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

15.  PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 1999 as though the 1999 acquisitions, including the 90 Broad Street, 286, 290 and 292 Madison Avenue (May 1999) and the minority interest in 555 West 57th Street (November 1999), were made on January 1, 1999. There were no material acquisitions during 2000.

                                                              1999
                                                              ----

          Pro forma revenues ..........................     $158,317
          Pro forma net income ........................     $ 24,886
          Pro forma basic earnings per common share ...     $   1.03
          Pro forma diluted earnings per common share .     $   1.03
          Common and common equivalent share - basic ..       24,204
          Common and common equivalent share -  diluted       26,632

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

16.  TECHNOLOGY INVESTMENTS AND ALLIANCES

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 164 shares of common stock with a fair value of $235 on that date.

Through September 2000, the Company made a $1,500 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $500. IRP invests in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of September 30, 2000, 58 warrants had been received.

On August 22, 2000, the Company entered into an agreement with Verticore Communications Ltd. ("Verticore") to participate in the elevator news network program. In exchange for providing Verticore with access to the Company's properties, the Company will receive warrants based on the number of qualifying elevator cabs. As of September 30, 2000, 195 warrants had been received by the Company. In addition, the Company made a $750 capital investment in exchange for 150 shares of Series 2 Class C Convertible Preferred Stock.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)
                               SEPTEMBER 30, 2000

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

GENERAL

SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.

As of September 30, 2000, the Company's wholly-owned portfolio consisted of 19 Class B commercial properties encompassing approximately 7.1 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of September 30, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B commercial properties in Manhattan, encompassing approximately 2.0 million rentable square feet (99% occupied as of September 30, 2000). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

HIGHLIGHTS OF THE QUARTER

-     21% FFO increase, $0.70 per share (diluted) versus $0.58 prior year
-     14% same store portfolio cash NOI growth
- Closed new $250 million unsecured Line of Credit, $110 million increase in capacity
- Entered into agreements to buy One Park Avenue, 1370 Broadway and 180 Madison Avenue
- Entered into agreements to sell 17 Battery Place South, 633 Third Avenue and 90 Broad Street
-     Realized gain on early redemption of preferred equity investment
-     Refinanced 420 Lexington Avenue, generating $70 million in net liquidity

RESULTS OF OPERATIONS

The following comparisons for the three and nine months ended September 30, 2000 ("2000") compared to the three and nine months ended September 30, 1999 ("1999") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 1999, (ii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999, namely, 286, 290 and 292 Madison Avenue (May 1999) and 555 West 57th Street (November 1999), and (iii) the effect of the "2000 Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000), and 321 West 44th Street (May
2000) which was contributed to a joint venture.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                               $         %
     RENTAL REVENUES (in millions)      2000        1999     Change    Change
                                        ----        ----     ------    ------

     Rental revenue                    $  47.6    $  45.1   $  2.5        5.5%
     Escalation and  reimbursement
     revenue                               7.6        6.9      0.7       10.0
     Signage revenue                       0.5        0.6     (0.1)     (16.6)
                                       -------    -------   ------      -----
        Total                          $  55.7    $  52.6   $  3.1        5.9%
                                       =======    =======   ======      =====

     Same Store                        $  47.3    $  41.5   $  5.8       14.0%
     1999 Acquisitions                     8.6        8.2      0.4        4.9
     2000 Dispositions                    (0.2)       2.9     (3.1)    (106.9)
                                       -------    -------   ------     ------
        Total                          $  55.7    $  52.6   $  3.1        5.9%
                                       =======    =======   ======     ======

The increase in rental revenues at Same-Store Properties was primarily due to an overall increase in occupancy from 95% in 1999 to 98% in 2000. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties and portfolio wide were 63% and 46% higher than previous fully escalated rents, respectively.

The increase in escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($0.6 million).


     INVESTMENT AND OTHER INCOME                     $         %
     (in millions)                 2000    1999    Change    Change
                                   ----    ----    ------    ------

     Equity in net income of
     unconsolidated joint
     ventures                    $  0.6   $  0.2   $  0.4      200.0%
     Investment income              5.0      1.5      3.5      233.0

     Other                          0.2      0.7     (0.5)     (71.4)
                                 ------   ------   ------      -----
        Total                    $  5.8   $  2.4   $  3.4      141.7%
                                 ======   ======   ======      =====

The increase in equity in net income of unconsolidated joint ventures is due to the Company having only invested in 2 joint ventures in 1999 compared to 4 joint ventures in 2000.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($3.0 million), the prepayment of interest at 1370 Avenue of the Americas in connection with its early redemption ($0.7 million), 17-29 West 14th Street ($0.3 million) and interest from excess cash on hand ($0.2 million). This was offset by a decrease in investment income ($0.6 million) due to loans on 636 11th Avenue and 521 Fifth Avenue being repaid in December 1999.


     PROPERTY  OPERATING EXPENSES                        $        %
     (in millions)                       2000    1999  Change   Change
                                         ----    ----  ------   ------

     Operating expenses                 $15.3  $14.3   $1.0     6.9%
     Real estate taxes                    7.3    7.5   (0.2)    (2.6)
     Ground rent                          3.2    3.2     --       --
                                        -----  -----   ----     ---
        Total                           $25.8  $25.0   $0.8     3.2%
                                        =====  =====   ====     ===

     Same Store                         $21.6  $19.3   $2.3    11.9%
     1999 Acquisitions                    4.2    4.5   (0.3)    (6.7)
     2000 Dispositions                     --    1.2   (1.2)  (100.0)
     ----                               -----    ---   ----   ------
        Total                           $25.8  $25.0   $0.8     3.2%
                                        =====  =====   ====   =====

The increase in operating expenses were primarily due to higher utility costs ($0.5 million), higher cleaning costs related to increased overtime payroll ($0.2 million) and repairs and maintenance ($0.3 million).

The increase in real estate taxes attributable to the Same-Store Properties ($0.2 million) was offset by a reduction in real estate taxes of $0.4 million due to the 2000 Dispositions.

                                                             $           %
     OTHER EXPENSES (in millions)        2000      1999    Change     Change
                                         ----      ----    ------     ------

     Interest expense                  $  10.7   $   7.8   $  2.9      37.2%
     Depreciation and amortization
     expense                               8.3       7.7      0.6       7.8
     Marketing, general and
     administrative expense                2.5       3.0     (0.5)    (16.6)
                                       -------   -------   ------      ----
        Total                          $  21.5   $  18.5   $  3.0      16.2%
                                       =======   =======   ======      ====

Interest expense increased due to increased borrowings in 2000 compared to 1999. In addition, the weighted average interest rate at September 30, 2000 was 8.15 percent compared to 7.40 percent at September 30, 1999.

Depreciation and amortization increased primarily due to depreciation on properties acquired and capital expenditures and tenant improvements incurred during the periods.

Marketing, general and administrative expenses have decreased as a percentage of total revenues, representing approximately 4.1% and 5.4% of total revenues for 2000 and 1999, respectively. The decrease is primarily due to an increased amount of costs being allocated to the Company's joint ventures, as well as reduced contractual employee costs.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                 $          %
      RENTAL REVENUES (in millions)      2000      1999       Change    Change
                                         ----      ----       ------    ------

     Rental revenue                    $  140.9   $  129.3   $  11.6       8.9%
     Escalation and  reimbursement
     revenue                               18.9       16.5       2.4      14.5
     Signage revenue                        1.6        1.1       0.5      45.5
                                       --------   --------   -------      ----
        Total                          $  161.4   $  146.9   $  14.5       9.9%
                                       ========   ========   =======      ====

     Same Store                        $  134.9   $  118.5   $  16.4      13.8%
     1999 Acquisitions                     24.8       20.2       4.6      22.7
     2000 Dispositions                      1.7        8.2      (6.5)    (79.3)
                                       --------   --------   -------      ----
        Total                          $  161.4   $  146.9   $  14.5       9.9%
                                       ========   ========   =======      ====

The increase at Same-Store Properties was primarily due to an overall increase in occupancy from 95% in 1999 to 98% in 2000. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties and portfolio wide were 46% and 33% higher than previous fully escalated rents, respectively.

The increase in escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($2.2 million).

The increase in signage revenue is primarily attributable to 1466 Broadway ($0.5 million).

     INVESTMENT AND OTHER INCOME (in                    $       %
     millions)                           2000   1999  Change  Change
                                         ----   ----  ------  ------

     Equity in net income
     unconsolidated
     joint ventures                       $2.2   $0.2  $2.0  1000.0%
     Investment income                     9.9    3.7   6.2   167.6
     Other                                 0.7    1.6  (0.9)  (56.3)
                                         -----   ----  ----  -----
        Total                            $12.8   $5.5  $7.3  132.7%
                                         =====   ====  ====  =====

The increase in equity in net income of unconsolidated joint ventures is due to the Company having only invested in 2 joint ventures in 1999 compared to 4 joint ventures in 2000.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($5.7 million), 1370 Avenue of the Americas ($1.7 million, which includes $0.7 million interest prepayment in connection with its early redemption), 17-29 West 44th Street ($0.6 million) and interest from excess cash on hand ($0.6 million). This was offset by a decrease in investment income ($2.3 million) due to loans on 636 11th Avenue, 521 Fifth Avenue and 17 Battery Place being repaid in 1999.

     PROPERTY  OPERATING EXPENSES (in
     millions)                                         $       %
                                        2000   1999  Change  Change
                                        ----   ----  ------  ------

     Operating expenses                 $41.9  $36.8  $5.1    13.8%
     Real estate taxes                   21.7   21.9  (0.2)   (0.9)
     Ground rent                          9.5    9.6  (0.1)   (1.0)
                                        -----  -----  ----   -----
        Total                           $73.1  $68.3  $4.8     7.0%
                                        =====  =====  ====   =====


     Same Store                         $59.9  $54.9  $5.0     9.1%
     1999 Acquisitions                   11.2    9.4   1.8    19.1
     2000 Dispositions                    2.0    4.0  (2.0)  (50.0)
                                        -----  -----  ----   -----
        Total                           $73.1  $68.3  $4.8     7.0%
                                        =====  =====  ====   =====

The increase in operating expenses were primarily due to higher utility costs ($3.0 million), higher cleaning costs ($1.1 million) and repairs and maintenance ($0.8 million).

The increase in real estate taxes attributable to the Same-Store Properties ($0.2 million) was offset by a reduction in real estate taxes of $0.4 million due to the 2000 Dispositions.

                                                       $       %
     OTHER EXPENSES (in millions)       2000   1999  Change  Change
                                        ----   ----  ------  ------

Interest expense                       $30.2   $19.7  $10.5   53.3%
Depreciation and amortization
expense                                 24.5    19.7    4.8   24.4
Marketing, general and
administrative expense                   8.5     8.4    0.1    1.2
                                       -----   -----  -----   ----
   Total                               $63.2   $47.8  $15.4   32.2%
                                       =====   =====  =====   ====

Interest expense increased due to increased borrowings in 2000 compared to 1999. In addition, the weighted average interest rate at September 30, 2000 was 8.15 percent compared to 7.40 percent at September 30, 1999.

Depreciation and amortization increased primarily due to depreciation on properties acquired and capital expenditures and tenant improvements incurred during the periods.

Marketing, general and administrative expenses have decreased as a percentage of total revenues, representing approximately 4.9% and 5.4% of total revenues 2000 and 1999, respectively. The decrease is primarily due to an increased amount of costs being allocated to the Company's joint ventures, as well as reduced contractual employee costs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $7.3 million to $46.6 million for the nine months ended September 30, 2000 compared to $39.3 million for the nine months ended September 30, 1999. Net cash used in investing activities decreased $158.6 million to $50.1 million for the nine months ended September 30, 2000 compared to $208.7 million for the nine months ended September 30, 1999. The decrease was due primarily to the lower dollar volume of acquisitions and capital improvements in 2000 ($16.6 million and $26.6 million, respectively) as compared to 1999 ($133.5 million and $45.2 million, respectively). This was offset by an increase in acquisition deposits of $22.2 million. The net investment in unconsolidated joint ventures ($43.7 million) and mortgage loans ($27.5 million) was partially offset by the proceeds from the dispositions of 29 West 35th Street, 36 West 44th Street, 321 West 44th Street and our interest in 1370 Avenue of the Americas, totaling $70.4 million and distributions from the joint ventures ($16.7 million). Net cash provided by financing activities decreased $175.6 million to $(4.1) million for the nine months ended September 30, 2000 compared to $171.5 million for the nine months ended September 30, 1999. The decrease was primarily due to lower borrowing requirements ($116.9 million) due to lower volume of acquisitions, and higher debt repayments ($58.4 million).

CAPITALIZATION

On February 16, 2000, the Board of Directors of the Company authorized a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This dividend was distributed to all holders of record of the common stock on September 30, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

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

At September 30, 2000, borrowings under the mortgage loans and credit facilities, (excluding our share of joint venture debt of $111.0 million), represented 35.2% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.3 billion (based on a common stock price of $28.0625 per share, the closing price of the Company's common stock on the New York Stock Exchange on September 30, 2000).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at September 30, 2000 and December 31, 1999, respectively (in thousands).


                                            SEPTEMBER     December
                                               30,           31,
                                              2000          1999
                                              ----          ----
DEBT SUMMARY:
BALANCE
   Fixed rate .......................     $   193,626      $   145,743
   Variable rate--hedged.............         124,775          125,000
                                          -----------      -----------
   Total fixed rate .................         318,401          270,743
   Variable rate ....................         153,702          164,950
                                          ===========      ===========
Total ...............................     $   472,103      $   435,693
                                          ===========      ===========

PERCENT OF TOTAL DEBT:
   Total fixed rate .................          67.00%           62.00%
   Variable rate.....................          33.00%           38.00%
                                          ===========      ===========
Total ...............................         100.00%          100.00%
                                          ===========      ===========

EFFECTIVE  INTEREST  RATE  AT  END OF
PERIOD
   Total fixed rate .................           8.18%            7.97%
   Variable rate.....................           8.10%            8.08%
                                          ===========      ===========
Effective interest rate .............           8.15%            8.01%
                                          ===========      ===========

A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (6.62% at September 30, 2000). The Company's total debt at September 30, 2000 had a weighted average term to maturity of approximately 4.01 years.

As of September 30, 2000, the Company has two mortgage loans receivable. The first loan, which has a face value of $51.9 million and matures on September 30, 2001, carries a weighted average interest rate of 793 basis points over the 30-day LIBOR. The second loan, which has a face value of $2.4 million and matures on April 16, 2001, carries a 400 basis point spread over the 30-day LIBOR. These variable rate mortgage loans receivable mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MORTGAGE FINANCING

As of September 30, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $111.0 million) consisted of approximately $318.4 million of fixed rate debt with an effective interest rate of approximately 8.18% and $26.9 million of variable rate debt with an effective interest rate of 8.13%. The Company's mortgage debt at September 30, 2000, encumbering 14 properties, will mature as follows (in thousands)

                                   Scheduled     Principal
                                 AMORTIZATION   REPAYMENTS       TOTAL
                                 ------------   ----------       -----

October 1 to December 31, 2000     $  1,020     $     --     $  1,020
2001 .........................        5,191       81,950       87,141
2002 .........................        6,195           --        6,195
2003 .........................        6,978        2,003        8,981
2004 .........................        3,029       75,300       78,329
Thereafter ...................       14,663      149,022      163,685
                                   --------     --------     --------

               Total .........     $ 37,076     $308,275     $345,351
                                   ========     ========     ========

On October 2, 2000, the Company obtained a $125,000 mortgage encumbering the property located at 420 Lexington Avenue. The 8.54% fixed rate loan has a 10 year term. Interest only is payable for the first 12 months. The proceeds were used to repay the $65,000 loan on the property which was due to mature on May 21, 2001. The balance of the proceeds was used to pay down the $250 Million Credit Facility.

The $26.9 million mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue was extended for one year to May 31, 2001. This extension was done in order to match the term of this financing and availability to add these properties to the unencumbered asset pool which collateralizes the Company's $250 Million Credit Facility. This credit facility had not yet closed at the time of this term financing expiration. The outstanding balance on this note will be repaid with proceeds from the $250 Million Credit Facility when the assets are contributed.

$250 MILLION CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140
Million Credit Facility (see below) and obtained a new unsecured revolving credit facility in the amount of $250.0 million from a group of 9 lender banks (the "$250 Million Credit Facility"). The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. Upon the achievement of an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300.0 million. $99.0 million was outstanding at September 30, 2000 and had an interest rate of 8.15 percent. Approximately $24.0 million was outstanding at October 20, 2000.

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

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the $250 Million Credit Facility, as described above. The Company recorded a $430,000 extraordinary loss, net of the minority interest's share of the loss ($38,000) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

PSCC FACILITY

On March 30, 2000, Prudential Securities Credit Corp. increased the secured PSCC Facility by $20.0 million to $50.0 million. No other terms were changed from the original $30.0 million secured PSCC Facility. At September 30, 2000, the Company had $27.8 million outstanding under its PSCC Facility (interest rate of 7.88 percent). Approximately $22.8 million was outstanding as of October 20, 2000.

CAPITAL EXPENDITURES

The Company estimates that for the three months ending December 31, 2000 and the year ending December 31, 2001, it will incur approximately $9.7 million and $18.2 million, respectively, of capital expenditures (including tenant improvements) on properties currently owned. For the remainder of 2000 and for 2001, over $6.0 million and $9.1 million, respectively, of the capital investments are dedicated to redevelopment costs associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity issuances.

DISTRIBUTIONS

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $35.6 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

TECHNOLOGY INVESTMENTS AND ALLIANCES

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 164,000 shares of common stock with a fair value of $235,000 on that date.

Through September 2000, the Company made a $1.5 million limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $0.5 million. IRP invests in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of September 30, 2000, 58,000 warrants had been received.

On August 22, 2000, the Company entered into an agreement with Verticore Communications Ltd. ("Verticore") to participate in the elevator news network program. In exchange for providing Verticore with access to the Company's properties, the Company will receive warrants based on the number of qualifying elevator cabs. As of September 30, 2000, 195,000 warrants had been received by the Company. In addition, the Company made a $750,000 capital investment in exchange for 150,000 shares of Series 2 Class C Convertible Preferred Stock.

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

FFO for the three and nine months ended September 30, 2000 and 1999, respectively, are as follows (in thousands):

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       2000            1999           2000          1999
                                                       ----            ----           ----          ----
Income before minority interest, extraordinary
item, gain on sale and preferred stock dividend      $  14,270      $  11,641      $  38,581      $  36,762
Add:
Depreciation and amortization ..................         8,300          7,677         24,519         19,705
FFO adjustment for unconsolidated joint ventures           842            120          2,468            120
Less:
Preferred stock dividend .......................        (2,300)        (2,300)        (6,900)        (6,900)
Minority interest in the BMW Building ..........            --           (354)            --         (1,765)
Amortization of deferred financing costs and
Depreciation of non-real estate
assets .........................................        (1,042)          (878)        (3,105)        (2,140)
                                                     ---------      ---------      ---------      ---------
Funds from Operations - basic ..................        20,070         15,906         55,563         45,782
Dividends on preferred shares ..................         2,300          2,300          6,900          6,900
                                                     ---------      ---------      ---------      ---------
Funds from Operations - diluted ................     $  22,370      $  18,206      $  62,463      $  52,682
                                                     =========      =========      =========      =========
Cash flows (used in) provided by operating
activities .....................................     ($  2,834)     $  21,879      $  24,462      $  39,341
Cash flows (used in) provided by investing
activities .....................................     $  36,786      ($ 28,357)     ($ 27,890)     ($208,733)
Cash flows (used in) provided by financing
activities .....................................     ($ 35,205)     $   4,819      ($  4,069)     $ 171,565

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company does use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's interest cost by approximately $1.5 million annually.

The Company enters into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated, as effective hedges for identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. The cost of hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

Approximately $318.4 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of September 30, 2000 ranged from LIBOR plus 125 basis points to LIBOR plus 202 basis points.



LONG-TERM DEBT,
INCLUDING CURRENT
PORTION (IN                                                                                    FAIR
THOUSANDS)                    2000     2001     2002     2003      2004   THEREAFTER  TOTAL     VALUE
                              ----     ----     ----     ----      ----   ----------  -----     -----
Total fixed Rate .........   $1,020   $60,191  $6,195   $ 8,981   $78,329  $163,685  $318,401  $313,875
Average Interest Rate ....    8.18%     8.10%   8.09%     8.07%     7.85%     8.26%     8.20%

Variable Rate.............  $27,752   $26,950     --    $99,000        --        --  $153,702  $153,702
Average Interest Rate ....    7.88%     8.13%             8.15%                         8.13%

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

      None

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



Date: November 13, 2000