Form 10-K405
period 2000-12-31
SL GREEN REALTY CORP
filed 2001-03-19
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       or


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____.

                           Commission File No. 1-13199

                              SL GREEN REALTY CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Maryland                                             13-3956755
   (State or other jurisdiction                            (I.R.S. Employer of
   incorporation or organization)                           Identification No.)

                 420 Lexington Avenue, New York, New York 10170
--------------------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (212) 594-2700
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 21, 2001, there were 24,543,829 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (23,271,684 shares) at February 21, 2001, was $650,210,851. The aggregate market value was calculated by using the closing price of the stock as of that date on the New York Stock Exchange.



                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 15, 2001 are incorporated by reference into Part III.

                              SL GREEN REALTY CORP.

                             FORM 10-K REPORT INDEX

10-K PART AND ITEM NO.                                                      PAGE

PART I

1.  BUSINESS ..........................................................        3
2.  PROPERTIES ........................................................        8
3.  LEGAL PROCEEDINGS .................................................       15
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............       15

PART II

5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS........................................................       16
6.  SELECTED FINANCIAL DATA ...........................................       16
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .....................................       19
7a  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........       27
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .......................       29
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE ......................................       60

PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............       60
11.  EXECUTIVE COMPENSATION ...........................................       60
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...       60
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................       60

PART IV

14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS
        ON FORM 8-K ...................................................       60

The "Company" means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries (including SL Green Operating Partnership, L.P. (the "Operating Partnership")), and the predecessors thereof (the "SL Green Predecessor") or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and (ii) "S. L. Green Properties" means SL Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

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

PART I

                                ITEM 1. BUSINESS

GENERAL

SL Green Realty Corp. is a self-managed real estate investment trust ("REIT") with in-house capabilities in property management, acquisitions, financing, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of S. L. Green Properties, Inc. S. L. Green Properties, which was founded in 1980 by Stephen L. Green, its Chairman and Chief Executive Officer, had been engaged in the business of owning, managing, leasing, acquiring and repositioning Class B office properties in Manhattan, a borough of New York City ("Manhattan"). S. L. Green Properties had been involved in the acquisition of 31 Class B office properties in Manhattan containing approximately four million square feet and the management of 50 Class B office properties in Manhattan containing approximately 10.5 million square feet.

As of December 31, 2000, the Company's portfolio consisted of 19 Class B commercial properties encompassing approximately 6.7 million rentable square feet located primarily in midtown Manhattan (the "Properties") and one triple-net leased property located in Shelton, Connecticut. The Company's wholly-owned interests in the Properties represent fee ownership (15), including ownership in condominium units, leasehold ownership (2) and operating sublease ownership (2). Pursuant to the operating sublease arrangements, the Company, as tenant under the operating sublease, performs the functions traditionally performed by landlords with respect to its subtenants. The Company is responsible for not only collecting rent from its subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 99%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B office properties in Manhattan, encompassing approximately 2.0 million rentable square feet. In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

The Company's corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. The Company's corporate staff consists of 94 persons, including 65 professionals experienced in all aspects of commercial real estate. The Company can be contacted at (212) 594-2700 or visit the Company's website at www.slgreen.com.

CORPORATE STRUCTURE

In connection with the Company's initial public offering ("IPO") in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as 95% of the economic non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties (the "Service Corporation"). The Company is organized so as to qualify and has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership. The Company is the sole managing general partner of, and as of December 31, 2000, the owner of approximately 91.4% of the economic interests in the Operating Partnership. All of the management and leasing operations with respect to the Properties are conducted through SL Green Management LLC (the "Management LLC"). The Operating Partnership owns a 100% interest in Management LLC.

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

BUSINESS AND GROWTH STRATEGIES

The Company's primary business objective is to maximize total return to shareholders through growth in funds from operations and appreciation in the value of its assets. The Company plans to achieve this objective by assembling the most compelling portfolio of Class B Manhattan office properties by capitalizing on current opportunities in the Class B Manhattan office market through (i) property acquisitions (including through joint ventures) - continuing to acquire Class B office properties at significant discounts to replacement costs that provide attractive initial yields and the potential for cash flow growth, (ii) property repositioning - repositioning acquired properties that are underperforming through renovations, active management and proactive leasing (iii) property dispositions and (iv) integrated leasing and property management. Over the past year, the Company has completed a program of repositioning its assets, through a focused effort of disposing of smaller, mid-block properties to those which are larger, and avenue oriented. Generally, these properties are within a ten minute walk to midtown's primary commuter stations, which the Company believes is a competitive advantage throughout the business cycle.

PROPERTY ACQUISITIONS. The Company acquires properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where it attempts to create significant increases in value which when sold result in capital gains which increase the Company's investment capital base. In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, the Company believes that it has the following advantages over its competitors: (i) management's 20 years of experience as a full service, fully integrated real estate company focused on the Class B office market in Manhattan, (ii) enhanced access to capital as a public company, (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies) and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions. In addition, the Company may benefit from the Tax Relief Extension Act of 1999 (see "Recent Developments") and from tax law developments reducing the transfer tax rates applicable to certain REIT acquisition transactions. These previous barriers to the sale of real property have been greatly reduced or eliminated, making transactions more economically viable for sellers of property.

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

PROPERTY DISPOSITIONS. The Company continuously evaluates its properties to identify which are best retained to meet its long term earnings growth objectives and contribute to increasing portfolio value. Properties such as smaller side-street properties, properties located downtown or which simply no longer meet the Company's earnings objectives may provide short term profit opportunities resulting from their sale. These properties become non-core holdings and are sold to create investment capital. The Company believes that by disposing these non-core holdings at attractive prices, they will be able to redeploy the capital by making other property acquisitions or investments in high-yield structured finance investments which will provide future capital gain and earnings growth opportunities.

LEASING AND PROPERTY MANAGEMENT. The Company seeks to capitalize on management's extensive knowledge of the Class B Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes (i) the use of in-depth market research, (ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing "Class A" tenant services at affordable "Class B" rental rates. The Company believes proactive leasing efforts have contributed to average occupancy rates at the Properties exceeding the market average.

STRUCTURED FINANCE. The Company seeks to invest in high-yield structured finance investments. These investments provide current earnings growth and a potential for future capital gains.These investments are typically floating rate investments and therefore, serve as a natural hedge for the Company's unhedged floating rate debt.

ACQUISITIONS

The Company acquired the following properties during the year ended December 31, 2000.


                                                                                       Net              Total           Acquisition
                                                                     Ownership       Rentable        Acquisition          Price
  Date                 Property                 Submarket            Interest %        S/F           Price ($s)            PSF
  ----                 --------                 ---------            ---------         ---           ----------            ---

  Feb-00           100 Park Avenue          Grand Central South          49.9         834,000        192,000,000          $230

  Dec-00           180 Madison Avenue       Grand Central South          49.9         265,000         41,250,000          $156
                                                                                      -------        -----------
  TOTAL 2000
  ACQUISITIONS                                                                       1,099,000       233,250,000
                                                                                     =========       ===========

In addition, the Company contributed 321 West 44th Street to a joint venture in May 2000. The 203,000 square foot property was valued at $28.4 million at the time of sale. SL Green retained a 35% interest in the property.

DISPOSITIONS

The Company sold the following properties during the year ended December 31, 2000.


                                                                                    Net            Sales
                                                                 Ownership        Rentable         Price         Sales Price
   Date                   Property             Submarket         Interest %         S/F             ($s)           Per S/F
   ----                   --------             ---------         ---------          ---             ----           -------
   Feb-00             29 West 35th Street      Garment               100.0         78,000        11,700,000          $150
   Mar-00             36 West 44th Street      Grand Central         100.0        178,000        31,500,000          $177
   May-00             321 West 44th Street     Times Square          100.0        203,000        28,400,000          $140
   Nov-00             90 Broad Street          Financial              35.0        339,000        60,000,000          $177
   Dec-00             17 Battery South         Financial             100.0        392,000        53,000,000          $135
                                                                                ---------       -----------
   TOTAL 2000
   DISPOSITIONS                                                                 1,190,000       184,600,000
                                                                                =========       ===========


 FINANCING

In April 2000, the Company extended the maturity date of the $26.9 million mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue, Manhattan by one year to May 31, 2001. On January 16, 2001, the Company repaid the $3.3 million mortgage encumbering 290 Madison Avenue. On February 21, 2001, the Company repaid the balance on this mortgage and added the properties located at 286 and 290 Madison Avenue to the unencumbered asset pool under the Company's $250 million unsecured credit facility.

On October 2, 2000, the Company obtained a $125.0 million mortgage encumbering the property located at 420 Lexington Avenue. The 8.44% fixed rate loan has a 10 year term. Interest only is payable for the first 12 months. The proceeds were used to repay the $55.0 million loan on the property which was due to mature on May 21, 2001. The balance of the proceeds was used to pay down the $250 Million Credit Facility.

On June 27, 2000, the Company repaid in full and terminated its $140 Million Credit Facility and obtained a new unsecured revolving credit facility in the amount of $250 million ("$250 Million Credit Facility") from a group of 9 lender banks. The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over the London Interbank Offered Rate ("LIBOR"), based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At December 31, 2000, $23 million was outstanding under the facility and carried an interest rate of 8.17 percent. Availability under the $250 Million Credit Facility at December 31, 2000 was further reduced by the issuance of letters of credit in the amount of $21 million for acquisition deposits. The Company is currently negotiating with the bank group to upsize the facility to $300 million.

The Company also has a $60.0 million secured revolving credit facility from Prudential Securities Credit Corp. This facility, which has a one year term expiring December 2001, is used to fund the Company's high yield structured finance investments. As of December 31, 2000, the Company had $23.4 million outstanding under this facility.

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

A variety of tenants who do not require, desire or cannot afford Class A space are attracted to Class B office properties due to their prime locations, excellent amenities, distinguished architecture and relatively less expensive rental rates. Class B office space has historically attracted many smaller growth oriented firms and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, "new media" and publishing industries. By way of example, some of the tenants that currently occupy space in Company owned properties include The City of New York, BMW of Manhattan, Inc., Metro North, New York Life Insurance Company, St. Luke's Roosevelt Hospital, CBS, Inc., Parade Publications, Dow Jones, Crain Communications, Ann Taylor, Escada, Cowles Business Media, Kallir, Philips, Ross Inc., MCI International, New York Presbyterian Hospital, Ross Stores, UNICEF, Gibbs & Cox Inc. and Young and Rubicam, Inc.

The Company's management team has developed a comprehensive knowledge of the Manhattan Class B office market, an extensive network of tenant and other business relationships and experience in acquiring underperforming office properties and repositioning them into profitable Class B properties through intensive full service management and leasing efforts.

COMPETITION IN ITS MARKETPLACE

All of the Properties are located in highly developed areas of Manhattan that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next six largest central business district office markets in the United States combined. Of the total inventory of 379 million rentable square feet in Manhattan, approximately 172 million rentable square feet is comprised of Class B office space and 207 million rentable square feet is comprised of Class A office space. Over the next five years, the Company estimates that Manhattan has approximately 13.9 million square feet of new construction coming on line. This represents approximately 4.0 percent of total Manhattan inventory. A majority of the new construction represents entirely pre-leased properties. The Company believes that midtown vacancy rates are likely to increase over the coming years due to the return of internet related space to the market, potential layoffs from financial mergers, acquisitions and downsizings.

Many tenants have been attracted to Class B properties in part because of their relatively less expensive rental rates (as compared to Class A properties) and the tightening of the Class A office market in midtown Manhattan. Consequently, an increase in vacancy rates and/or a decrease in rental rates for Class A office space would likely have an adverse effect on rental rates for Class B office space. Also, the number of competitive Class B office properties in Manhattan could have a materially adverse effect on the Company's ability to lease office space at its properties, and on the effective rents the Company is able to charge.

The Manhattan office market is a competitive marketplace. Although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan Class B office properties, the Company may in the future compete with such other REITs. In addition, the Company may face competition from other real estate companies (including other REITs that currently invest in markets other than Manhattan) that may have greater financial resources than the Company or that are willing to acquire properties in transactions which are more highly leveraged than the Company is willing to undertake. In addition, certain requirements for REIT qualification may in the future limit the Company's ability to increase operations conducted by the Service Corporation without jeopardizing the Company's qualifications as a REIT.

LEASING ACTIVITY

The following represents the change in occupancy rates of the Properties from December 31, 1998 (or their date of acquisition in 1999 or 2000) as compared to December 31, 2000:


                                OCCUPANCY PERCENT

                                  DECEMBER 31,

       PROPERTY          2000           1999            1998
       --------          ----           ----            ----
       Same              98%             97%             93%
       Store(1)


ACQUIRED 1999                      December 31
                        --------------------------------------

                            2000                1999           At Acquisition  Acquisition Date
                            ----                ----           --------------  ----------------
555 West 57th Street        100%                100%              100%         January 1999
286 Madison Avenue           98%                94%               99%            May 1999
290 Madison Avenue          100%                86%               86%            May 1999
292 Madison Avenue          100%                100%              97%            May 1999

(1) Represents properties owned by the Company at December 31, 1998 and still owned at December 31, 2000.


RENT GROWTH

The strength in the New York City economy fueled the demand for quality commercial space in the Company's submarkets. Healthy demand pared with virtually no new supply resulted in upward pressure on market rents. These increases provided the Company with the opportunity to generate positive rent growth during the year. This rent growth, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring rent on those same spaces, was 41% for 2000.

The Company estimates that rents currently in place in the Company's Portfolio are approximately 50.5% below current market asking rents. Properties owned in joint ventures reflect a similar statistic as those rents are generally 71.6% below current asking rents. As of December 31, 2000, 24.9% and 30.4% of all leases in-place in the Portfolio and joint ventures are scheduled to expire during the next four years. The Company expects to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leasesat higher prevailing market rents. There can be no assurances that market rents will not erode in the future or that the Company will realize all of the embedded rent growth. The Company believes the depth of the degree that these rents in the current portfolio are below market provides a significant potential for long-term income growth.

EMPLOYEES

At December 31, 2000, the Company employed approximately 437 employees, over 75 of whom were managers and professionals, approximately 323 of whom were hourly paid employees involved in building operations and approximately 39 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements relating to 19 of the Company's properties covering 323 employees of the Company.

RECENT DEVELOPMENTS

The Company acquired the following properties during January 2001.

2001 ACQUISITIONS


                                                                                                   Total
                                                                                      Net        Acquisition      Acquisition
                                                                   Ownership        Rentable       Price             Price
Date              Property                Submarket                Interest %         S/F           ($s)            Per S/F
----              --------                ---------                ----------         ---           ----            -------
Jan-01            1370 Broadway           Garment                       100.0       255,000       50,500,000          $198
Jan-01            One Park Avenue         Grand Central South           100.0       913,000       233,900,000         $256
Jan-01            469 7th Avenue          Penn Station                   35.0       253,000       45,700,000          $181

TAX MATTERS

The Tax Relief Extension Act of 1999 was recently enacted and contains several tax provisions regarding REITs, including a reduction of the annual distribution requirement for REIT taxable income from 95% to 90%. The act also changes the 10% voting securities test under current law to a 10% vote or value test. Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT. One exception to this new test, which is also an exception to the 5% asset test, allows a REIT to own any or all of the securities of a "taxable REIT subsidiary." A taxable REIT subsidiary can perform non-customary services for tenants of a REIT without disqualifying rents received from such tenants for purposes of the REIT's gross income tests and can also undertake third-party management and development activities as well as non-real-estate-related activities. A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT. In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a taxable REIT subsidiary for services are charged an arm's-length amount by the taxable REIT subsidiary for the service, rather than paying an excessive amount to the REIT as rent, (ii) shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two, and (iii) interest paid by a taxable REIT subsidiary to its REIT is commercially reasonable.

These new tax provisions became effective January 1, 2001. In addition, grandfather protection is provided with respect to the 10% value test for securities of a corporation held by a REIT on July 12, 1999, but such protection ceases to apply after the corporation engages in a substantial new line of business or acquires any substantial asset and also ceases to apply after the acquisition of additional securities of the corporation by the REIT after July 12, 1999. The Company intends to convert its management subsidiary and eEmerge, Inc. into a taxable REIT subsidiary of SL Green in 2001. Furthermore, the Company may decide to simplify its capital structure, including that of its management subsidiary and eEmerge, Inc. If so, the Company then could consolidate its financial statements. None of the actions the Company may take will require shareholder approval.

Securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT's assets consist of real estate. In addition, under current law, no more than 5% of a REIT's total assets can consist of securities ofa single issuer. The new tax law increases this with respect to taxable REIT subsidiaries, so that no more than 20% of a REIT's total assets can consist of securities of one or more taxable REIT subsidiaries. As of December 31, 2000 the amount of the Company's assets attributable to its taxable subsidiaries was approximately 0.5%.

                               ITEM 2. PROPERTIES

THE PORTFOLIO

  GENERAL. As of December 31, 2000, the Company owned interests in 19 Class B office properties encompassing approximately 6.7 million rentable square feet located primarily in midtown Manhattan. Certain of the Properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B office properties in Manhattan, encompassing approximately 2.0 million rentable square feet. These four properties were approximately 98% leased at December 31, 2000.

  The following table sets forth certain information with respect to each of the Manhattan properties in the portfolio as of December 31, 2000:




                                                                              Percentage
                                                                                  of
                                                               Approximate     Portfolio
                              Year                              Rentable       Rentable
                             Built/                              Square         Square      Percent       Annualized
Property                    Renovated         Submarket           Feet           Feet       Leased          Rent(1)
--------                    ---------         ---------           ----           ----       ------          -------
Wholly-Owned
------------
17 Battery Place North..   1972             World Trade/           419,000        6.26%     100            $8,470,644
                                              Battery Place
50 W. 23rd  Street......   1892/1992        Chelsea                333,000        4.98       99             7,548,793
70 W. 36th  Street......   1923/1994        Garment                151,000        2.26       96             3,441,436
110 E. 42nd  Street.....   1921/----        Grand Central No.      251,000        3.75      100             7,749,165
470 Park Avenue                             Park Avenue
  South(4)..............   1912/1994        South                  260,000(4)     3.88       99             6,820,252
633 Third Avenue (6)....   1962/1996        Grand Central No.       41,000        0.61      100             1,570,711
673 First Avenue (10)...   1928/1990        Grand Central So.      422,000        6.31      100            12,637,543
1140 Avenue of the                          Rockefeller
  Americas..............   1926/1998        Center                 191,000        2.85      100             6,162,298
1372 Broadway ..........   1914/1998        Garment                508,000        7.59       99            13,514,776
1414 Avenue of the                          Rockefeller
  Americas..............   1923/1998        Center                 111,000        1.66       99             3,987,492
1466 Broadway...........   1907/1982        Times Square           289,000        4.32       84            10,261,482
420 Lexington (7).......   1927/1999        Grand Cent.No.       1,188,000       17.75      100            38,977,297
440 Ninth Avenue........   1927/1989        Garment                339,000        5.07       94             7,058,669
711 Third Avenue(8).....   1955/------      Grand Cent.No.         524,000        7.83      100            17,001,870
1412 Broadway ..........   1927/1998        Times Square           389,000        5.81       97            10,828,639
555 West 57th Street (10)  1971/----        Midtown West           941,000       14.06      100            18,093,737
286 Madison Avenue......   1918/1997        Grand Central So       112,000        1.67       98             2,976,434
290 Madison Avenue......   1952/----        Grand Central So        36,800        0.55      100             1,255,395
292 Madison Avenue......   1923/----        Grand Central So       187,000        2.79      100             5,307,819
                                                                   -------      ------     ----             ---------
Total/Weighted
 average wholly-owned...                                         6,692,800(5)   100.0%       99%         $183,664,452
                                                                 =========      ======      ====         ============

JOINT VENTURES
321 West 44th Street (11)  1929/----        Times Square           203,000                   97%            3,515,106
1250 Broadway (9)(10)...   1968/----        Penn Station           670,000                  100            16,340,958
100 Park Avenue (9).....   1950/----        Grand Central S        834,000                  100            28,748,818
180 Madison Avenue (9)..   1926/----        Grand Central S        265,000                   87             5,314,812
                                                                   -------                 ----           -----------
Total/Weighted
  average joint ventures                                         1,972,000                   98%          $53,919,694
                                                                 ---------                 ----           -----------
Grand Total/Weighted
  average portfolio.....                                         8,664,800                   98%         $237,584,146
                                                                 =========                  ====         ============


                                                                              Annual
                                                                                Net
                                                          Annualized         Effective
                           Percentage                        Rent              Rent
                               of                             Per               Per
                            Portfolio     Number            Leased            Leased
                           Annualized       of              Square            Square
Property                      Rent        Leases            Foot(2)           Foot(3)
--------                      ----        ------            -------           -------
Wholly-Owned
------------
17 Battery Place North..       4.61            7            $20.77            $20.38

50 W. 23rd  Street......       4.11           17             22.45             21.01
70 W. 36th  Street......       1.87           33             23.84             18.27
110 E. 42nd  Street.....       4.22           32             31.65             30.56
470 Park Avenue
  South(4)..............       3.71           29             26.39             20.81
633 Third Avenue (6)....       0.86            3             38.31             38.24
673 First Avenue (10)...       6.88           13             30.04             24.36
1140 Avenue of the
  Americas..............       3.36           28             33.00             31.87
1372 Broadway ..........       7.36           26             25.90             25.82
1414 Avenue of the
  Americas..............       2.17           30             35.79             33.24
1466 Broadway...........       5.59          105             45.51             39.02
420 Lexington (7).......      21.22          258             31.15             30.76
440 Ninth Avenue........       3.84           16             21.34             23.15
711 Third Avenue(8).....       9.26           23             32.32             31.35
1412 Broadway ..........       5.90          119             29.21             28.04
555 West 57th Street (10)      9.85           27             19.55             21.00
286 Madison Avenue......       1.62           38             27.29             23.75
290 Madison Avenue......       0.68            5             34.11             36.89
292 Madison Avenue......       2.89           17             32.28             29.71
                               ----           --             -----             -----
Total/Weighted..........
 average wholly-owned...     100.0%          826            $27.71            $26.59
                             =====           ===            ======            ======

JOINT VENTURES
321 West 44th Street (11)                     26             17.95             18.64
1250 Broadway (9)(10)...                      30             24.23             23.85
100 Park Avenue (9).....                      41             34.61             34.80
180 Madison Avenue (9)..                      60             24.91             24.44
                                              --             -----             -----
Total/Weighted
  average joint ventures                     157            $28.17            $28.12
                                             ---            ------            ------
Grand Total/Weighted
  average portfolio.....                     983            $27.81            $26.94
                                             ===            ======            ======

----------

     (1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2000 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2000 for the 12 months ending December 31, 2001 are approximately $5,646,000 for the wholly-owned Properties and $334,500 for the joint ventures.

     (2) Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

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

      (5) Includes approximately 6,094,784 square feet of rentable office space, 448,282 square feet of rentable retail space and 149,734 square feet of garage space.

      (6) The Company holds fee interests in condominium units. This property was sold on January 9, 2001.

      (7) The Company holds an operating sublease interest in the land and improvements.

      (8) The Company holds a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

      (9)   The Company owns a 49.9% interest in this joint venture.

      (10)  Includes a parking garage.

      (11)  The Company owns a 35% economic interest in this joint venture.


HISTORICAL OCCUPANCY. The Company has historically achieved consistently higher occupancy rates in comparison to the overall Class B Midtown Markets, as shown in the following table:


                                                  OCCUPANCY RATE OF CLASS B
                                      PERCENT        OFFICE PROPERTIES
                                   LEASED AT THE       IN THE MIDTOWN
                                   PROPERTIES (1)       MARKETS (2)
                                   --------------       -----------
                                         %                   %
December 31, 2000...............         99                  96
December 31, 1999...............         97                  93
December 31, 1998...............         93                  92
December 31, 1997...............         94                  90
December 31, 1996...............         95                  89
December 31, 1995...............         95                  87

----------
(1) Includes space for leases that were executed as of the relevant date in Properties owned by the Company or SL Green Properties as of that date.

(2) Includes vacant space available for direct lease, but does not include vacant space available for sublease; including vacant space available for sublease would reduce the occupancy rate as of each date shown. Sources:
      Cushman & Wakefield.

LEASE EXPIRATIONS. Leases at the Properties, as at many other Manhattan office properties, typically extend for a term of ten or more years, compared to typical lease terms of 5-10 years in other large U.S. office markets. For the 5 years ending December 31, 2005, the average annual rollover at the Properties is approximately 480,000 square feet, representing an average annual expiration of 7.2% of the total leased square feet at the Properties per year (assuming no tenants exercise renewal or cancellation options and no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at the wholly-owned Properties and joint ventures, respectively, with respect to leases in place as of December 31, 2000 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):


                                                                                     ANNUALIZED
                                                                                        RENT
WHOLLY-OWNED PROPERTIES                                PERCENTAGE                      PER
                                          SQUARE            OF        ANNUALIZED       LEASED
                         NUMBER          FOOTAGE           TOTAL         RENT          SQUARE
                           OF               OF            LEASED          OF           FOOT OF
YEAR OF LEASE           EXPIRING         EXPIRING         SQUARE       EXPIRING       EXPIRING
 EXPIRATION              LEASES           LEASES           FEET        LEASES(1)      LEASES(2)
-------------          ------------     ------------     ---------   ------------     ---------
2001 .............              177          461,968          6.97%  $ 12,534,777     $   27.13
2002 .............              126          382,491          5.77     10,570,173         27.64
2003 .............              128          506,887          7.65     14,447,701         28.50
2004 .............               78          297,161          4.48      8,536,010         28.73
2005 .............               90          749,837         11.31     22,769,627         30.37
2006 .............               39          332,339          5.01      9,325,452         28.06
2007 .............               36          497,490          7.50     12,268,550         24.66
2008 .............               39          589,467          8.89     17,283,954         29.32
2009 .............               34          542,870          8.19     14,013,430         25.81
2010 .............               39          989,790         14.93     26,804,913         27.08
2011 & thereafter                40        1,278,823         19.29     35,109,865         27.45
                       ------------     ------------     ---------   ------------     ---------
    Total/weighted
      average ....              826        6,629,123        100.00%  $183,664,452     $   27.71
                       ============     ============     =========   ============     =========


                                                                                     ANNUALIZED
                                                                                        RENT
JOINT VENTURES                                          PERCENTAGE                      PER
                                          SQUARE            OF        ANNUALIZED       LEASED
                         NUMBER          FOOTAGE           TOTAL         RENT          SQUARE
                           OF               OF            LEASED          OF           FOOT OF
YEAR OF LEASE            EXPIRING         EXPIRING         SQUARE       EXPIRING       EXPIRING
 EXPIRATION               LEASES           LEASES           FEET        LEASES(1)      LEASES(2)
-------------          ------------     ------------     ---------   ------------     ---------
2001 .............               20           35,007          1.83%  $    798,254     $   22.80
2002 .............               32          166,220          8.68      4,005,413         24.10
2003 .............               19          223,291         11.67      5,194,069         23.26
2004 .............               19          156,391          8.17      5,069,817         32.42
2005 .............               13          146,120          7.63      4,419,993         30.25
2006 .............               11          261,153         13.64      5,631,477         21.56
2007 .............                5          251,662         13.15      8,449,948         33.58
2008 .............               10          144,757          7.56      3,801,568         26.26
2009 .............               12          325,927         17.03     10,391,102         31.88
2010 .............               11          138,553          7.24      4,772,488         34.45
2011 & thereafter                 5           65,048          3.40      1,385,565         21.30
                       ------------     ------------     ---------   ------------     ---------
    Total/weighted
      average ....              157        1,914,129        100.00%  $ 53,919,694     $   28.17
                       ============     ============     =========   ============     =========

-----------
(1) Annualized Rent of Expiring Leases, as used throughout this report, represents the monthly contractual rent under existing leases as of December 31, 2000 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2000 for the 12 months ending December 31, 2001 are approximately $5,646,000 for the wholly-owned Properties and $334,500 for the joint venture properties.

(2) Annualized Rent Per Leased Square Foot of Expiring Leases, as used throughout this report, represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

TENANT DIVERSIFICATION. The wholly-owned Properties currently are leased to approximately 800 tenants which are engaged in a variety of businesses, including publishing, health services, retailing and banking. The following table sets forth information regarding the leases with respect to the 20 largest tenants at the Properties, based on the amount of square footage leased by such tenants as of December 31, 2000:


                                                                                      REMAINING
                                                                                     LEASE TERM          TOTAL LEASED
TENANT(1)                                                PROPERTIES                   IN MONTHS          SQUARE FEET
---------                                                ----------                   ---------          -----------
City Of New York                            17 Battery Place North                          84               257,189
BMW of Manhattan, Inc.                      555 West 57th Street                           139               227,782
City University of NY-CUNY (3)              555 West 57th Street                           169               143,061
MTA.(4)                                     420 Lexington Avenue                           181               134,687
St. Luke's Roosevelt Hospital               555 West 57th Street                           162               133,700
CBS, Inc. (5)                               555 West 57th Street                           114               127,320
New York Presbyterian                       555 West 57th Street and
   Hospital (6)                             673 First Avenue                               108                99,650
Ross Stores                                 1372 Broadway                                  113                98,830
Ann Taylor                                  1372 Broadway                                  115                93,020
Crain Communications, Inc.                  711 Third Avenue                                97                90,531
Parade Publications, Inc.                   711 Third Avenue                               116                82,444
Ketchum, Inc.                               711 Third Avenue                               179                80,971
Kallir, Phillips, Ross, Inc.                673 First Avenue                                42                80,000
UNICEF (7)                                  673 First Avenue                               144                80,000
New York Life Insurance Company             420 Lexington Avenue                           114                75,373
Greater New York Hospital                   555 West 57th Street                           159                74,937
Gibbs & Cox Inc.                            50 West 23rd Street                             56                69,782
Cirpriani 42nd Street, LLC                  110 East 42nd Street                            96                69,703
Young & Rubicam (8)                         290/292 Madison Avenue                         177                67,097
MCI International                           17 Battery Place North                          10                40,167
                                                                                        ------             ---------

TOTAL/Weighted Average(2)..............                                                    119             2,126,244
                                                                                        ======             =========

JOINT VENTURE PROPERTIES

The City of New York (if                    1250 Broadway and
combined)                                   17 Battery Place North                          84               305,189
Philip Morris Management Corp.              100 Park Avenue                                 84               175,645
J&W Seligman & Co., Inc.                    100 Park Avenue                                 97               175,346
Visiting Nurse Service of NY                1250 Broadway                                   68               168,000
Information Builders Inc.                   1250 Broadway                                   27                88,571
                                                                                                           ---------
TOTAL                                                                                                        912,751
                                                                                                           =========


                                            PERCENTAGE
                                                OF                                   PERCENTAGE
                                             AGGREGATE                                   OF
                                             PORTFOLIO                               AGGREGATE
                                              LEASED                                 PORTFOLIO
                                              SQUARE             ANNUALIZED          ANNUALIZED
TENANT(1)                                      FEET                 RENT                RENT
---------                                      ----                 ----                ----
City Of New York                                3.88%            $5,401,020              2.94%
BMW of Manhattan, Inc.                           3.44             2,771,952              1.51
City University of NY-CUNY (3)                   2.16             3,373,812              1.84
MTA.(4)                                          2.03             3,251,712              1.77
St. Luke's Roosevelt Hospital                    2.02             2,993,196              1.63
CBS, Inc. (5)                                    1.92             2,396,016              1.30
New York Presbyterian
   Hospital (6)                                  1.50             2,447,534              1.33
Ross Stores                                      1.49             2,445,048              1.33
Ann Taylor                                       1.40             2,526,792              1.38
Crain Communications, Inc.                       1.37             2,978,840              1.62
Parade Publications, Inc.                        1.24             1,978,656              1.08
Ketchum, Inc.                                    1.22             3,091,480              1.68
Kallir, Phillips, Ross, Inc.                     1.21             2,635,292              1.43
UNICEF (7)                                       1.21             2,592,750              1.41
New York Life Insurance Company                  1.14             2,523,438              1.37
Greater New York Hospital                        1.13             2,187,019              1.19
Gibbs & Cox Inc.                                 1.05             1,871,052              1.02
Cirpriani 42nd Street, LLC                       1,95             2,500,000              1.36
Young & Rubicam (8)                              1.01             2,322,886              1.26
MCI International                                0.61               692,438              0.38
                                              --------          -----------             -----

TOTAL/Weighted Average(2)..............         32.07%          $52,980,933            28.85%
                                              =======           ===========            =====

JOINT VENTURE PROPERTIES

The City of New York (if
combined)                                                        $6,485,016
Philip Morris Management Corp.                                    6,083,448
J&W Seligman & Co., Inc.                                          5,343,960
Visiting Nurse Service of NY                                      3,360,000
Information Builders Inc.                                         1,957,956
                                                                -----------
TOTAL                                                           $23,230,380
                                                                ===========

----------

(1) This list is not intended to be representative of the Company's tenants as a whole.
(2) Weighted average calculation based on total rentable square footage leased by each tenant.
(3) 93,061 square feet expire May 2010; 50,000 square feet expire January 2015.
(4) 22,467 square feet expire January 2008; 112,220 square feet expire January 2016.
(5) 106,644 square feet expire December 2003; 20,676 square feet expire June
    2010.
(6) 76,000 square feet expire August 2006; 23,650 square feet expire December 2009.
(7) 40,000 square feet expire December 2003; 40,000 square feet expire December 2012.
(8) 5,483 square feet expire August 2015; 61,614 square feet expire September 2015.

420 LEXINGTON AVENUE (THE GRAYBAR BUILDING)

The Company purchased the operating sublease at 420 Lexington Avenue, a.k.a. the Graybar Building in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub-market of the midtown Manhattan office market. The Property was designed by Sloan and Robertson and completed in 1927. The building takes its name from its original owner, the Graybar Electric Company. The Property contains approximately 1.2 million rentable square feet (including approximately 1,135,000 square feet of office space, and 53,000 square feet of mezzanine and retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet. The Company restored the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades including new entrance and storefronts, new lobby, elevator cabs, and elevator lobbies and corridors.

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

The Graybar Building consists of the building at 420 Lexington Avenue and fee title to a portion of the land above the railroad tracks and associated structures which form a portion of the Grand Central Terminal complex in midtown Manhattan. The Company's interest consists of a tenant's interest in a controlling sublease, as described below. The ownership structure of the Graybar Building is as follows.

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord's interest under a lease expiring December 31, 2008 subject to renewal by the tenant through December 31, 2029 (the "Ground Lease"). The Company controls the exercise of this renewal option through the terms of the subordinate leases described below.

The tenant under the Ground Lease is the holder of the landlord's interest under a lease (the "Ground Sublease") which is coterminous (except that it ends on December 30, 2029) and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Ground Sublease is held by the Company. The tenant under the Ground Sublease is the holder of the landlord's interest under a lease (the "Operating Lease") which is coterminous (except that it ends on December 28, 2029) and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Operating Lease is held by an unaffiliated third party. The tenant under the Operating Lease is the holder of the landlord's interest under a lease (the "Operating Sublease") which is coterminous and has a complementary renewal option term structure and control to the Ground Lease. The tenant's interest under the Operating Sublease is held by the Company.

As of December 31, 2000, approximately 100% of the rentable square footage in the Graybar Building was leased. The following table sets forth certain information with respect to the property:


                                                                ANNUALIZED
                                                              RENT PER LEASED
YEAR-END                                    PERCENT OCCUPIED    SQUARE FOOT
--------                                    ----------------    -----------

2000.......................................       100%           $32.81
1999.......................................        97             29.63
1998.......................................        98             25.30
1997.......................................        86             26.80
1996.......................................        88             27.26
1995.......................................        91             28.97


As of December 31, 2000, the Graybar Building was leased to 248 tenants operating in various industries, including legal services, financial services and advertising, none of whom occupied 10% or more of the rentable square footage at the Property.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2000 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):


                                                                                 ANNUALIZED
                                           SQUARE    PERCENTAGE     ANNUALIZED    RENT PER
                             NUMBER        FOOTAGE       OF            RENT        LEASED
                               OF            OF         TOTAL           OF      SQUARE FOOT OF
                            EXPIRING      EXPIRING     LEASED        EXPIRING     EXPIRING
YEAR OF LEASE EXPIRATION     LEASES        LEASES    SQUARE FEET      LEASES       LEASES
------------------------     ------        ------    -----------      ------       ------

2001 ..............              47         147,354        11.8%   $ 4,050,516     $   27.49
2002 ..............              37          98,730         7.9%     2,926,692         29.64
2003 ..............              37          72,955         5.8%     3,135,168         42.97
2004 ..............              34         100,859         8.1%     3,300,240         32.72
2005 ..............              46         160,271        12.8%     6,297,312         39.29
2006 ..............               8          73,863         5.9%     1,956,036         26.48
2007 ..............              18          61,336         4.9%     2,251,008         36.70
2008 ..............               7          94,402         7.5%     2,998,860         31.77
2009 ..............               8          94,281         7.5%     1,871,364         19.85
2010 ..............               9         143,667        11.5%     5,071,176         35.30
2011 and thereafter               7         203,516        16.3%     5,118,925         25.15
                            -------      ----------     -------   ------------     ---------
Subtotal/Weighted .             258       1,251,244       100%     $38,977,297     $   31.15
  average .........         =======      ==========     =======   ============     =========

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $139.5 million as of December 31, 2000. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $9.547 per $100 of assessed value. The total annual tax for the Graybar Building at this rate including the applicable BID tax for the 2000/01 tax year is $6.2 million (at a taxable assessed value of $61.7 million).

ENVIRONMENTAL MATTERS

The Company engaged independent environmental consulting firms to perform Phase I environmental site assessments on the Properties, in order to assess existing environmental conditions. All of the Phase I assessments have been conducted since March 1997. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, interviews, and a report, with the purpose of identifying potential environmental concerns associated with real estate. The Phase I assessments conducted at the Properties also addressed certain issues that are not covered by the ASTM Standard, including asbestos, radon, lead-based paint and lead in drinking water. These environmental site assessments did not reveal any known environmental liability that the Company believes will have a material adverse effect on the Company's financial condition or results of operations or would represent a material environmental cost.

The following summarizes certain environmental issues described in the Phase I environmental site assessment reports:

The asbestos surveys conducted as part of the Phase I site assessments identified immaterial amounts of damaged, friable asbestos-containing material ("ACM") in isolated locations in three properties (470 Park Avenue South, 1140 Avenue of the Americas and 1372 Broadway). At each of these Properties, the environmental consultant recommended abatement of the damaged, friable ACM and this was completed by the Company at each of these properties. At all of the Properties except 50 West 23rd Street, non-friable ACM, in good condition, was identified. For each of these Properties, the consultant recommended preparation and implementation of an asbestos Operations and Maintenance ("O & M") program, to monitor the condition of ACM and to ensure that any ACM that becomes friable and damaged is properly addressed and as of this date the Company has implemented such an Operations and Maintenance program.

The Phase I environmental site assessments identified minor releases of petroleum products at 70 West 36th Street. The consultant recommended implementation of certain measures to further investigate, and to clean up, these releases. The Company does not believe that any actions that may be required as a result of these releases will have a material adverse effect on the Company's business.

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

Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours. During the year ended December 31, 2000, the Company was able to recover 83% of its electric costs.

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

MORTGAGE INDEBTEDNESS

The Company has outstanding approximately $414.3 million of indebtedness secured by 14 of the Properties. Of this total, $387.4 million was fixed rate debt or floating rate debt subject to a derivative instrument which effectively fixed the interest rate (weighted average interest rate of 8.22%) and $26.9 million was floating rate debt (weighted average interest rate of 8.32%). The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2000 are as follows (in thousands):


  PROPERTY                                MORTGAGE NOTES                                                  2000             1999
  --------                                --------------                                                  ----             ----
  50 West 23rd Street      Note payable to GMAC with interest at 7.33% due
                           August 1, 2007........................................................      $21,000           $21,000
  29 West 35th Street      First mortgage note with interest payable at 8.46%, due
                           February 1, 2001......................................................           --             2,825
  673 First Avenue         First mortgage note with interest payable at 9.0%, due
                           December 13, 2003.....................................................       11,992            14,740
  470 Park Avenue South    First mortgage note with interest payable at 8.25%, due
                           April 1, 2004.........................................................        9,771            10,153
  1414 Avenue of Americas,
   633 Third Avenue and    First mortgage note with interest payable at 7.9%, due
   70 West 36th Street     May 1, 2009  .........................................................       33,950            50,800
  1412 Broadway            First mortgage note with interest payable at 7.62%, due
                           May 1, 2006...........................................................       52,000            52,000
  711 Third Avenue         First mortgage note with interest payable at 8.13%, due
                           September 10, 2005....................................................       49,172            49,225
  875 Bridgeport Ave.,     First mortgage note with interest payable at 8.32%, due
   Shelton, CT             May 10, 2025..........................................................       14,901                --
  420 Lexington Avenue     First mortgage note with interest payable at 8.44%, due
                           November 1, 2010......................................................      125,000                --

  555 West 57th Street     First mortgage note with interest payable at 8.58%, due
                           November 4, 2004 (1) .................................................       69,606            70,000
                                                                                                      --------          --------
                              Total fixed rate debt..............................................      387,392           270,743
                                                                                                      --------          --------
  420 Lexington Avenue     First mortgage note with interest payable at 9.25%, due
                           May 21, 2001..........................................................           --            55,000

  Madison Properties       First mortgage note with interest payable at 8.32%, due
                           May 31, 2001..........................................................       26,950            26,950
                                                                                                      --------          --------
                              Total floating rate debt...........................................       26,950            81,950
                                                                                                      --------          --------
                           Total mortgage notes payable..........................................     $414,342          $352,693
                                                                                                      ========          ========

(1) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.58% at December 31, 2000. If LIBOR exceeds 6.10%, the rate on the loan will float until the maximum rate of 6.58% is reached.


ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2000 the Company was not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against them or their properties other than routine litigation arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company began trading on the New York Stock Exchange ("NYSE") on August 15, 1997 under the symbol "SLG". On February 21, 2001, the reported closing sale price per share of Common Stock on the NYSE was $27.94 and there were approximately 73 holders of record of the Company's Common Stock. The table below sets forth the quarterly high and low closing sales prices of the Common Stock on the NYSE and the distributions paid by the Company with respect to the periods indicated.


QUARTER ENDED                           HIGH            LOW       DISTRIBUTIONS
-------------                           ----            ---       -------------
     March 31, 1999                    $22.19         $17.75       $0.35

     June 30, 1999                     $22.25         $17.69       $0.35

     September 30, 1999                $21.63         $19.50       $0.35

     December 31, 1999                 $22.00         $17.87       $0.3625

     March 31, 2000                    $23.54         $19.87       $0.3625

     June 30, 2000                     $26.60         $22.34       $0.3625

     September 30, 2000                $29.59         $25.99       $0.3625

     December 31, 2000                 $30.00         $24.41       $0.3875

Dividends are declared during each quarter and the dividend is paid during the subsequent quarter.

UNITS

At December 31, 2000 there were 2,307,515 units of limited partnership interest of the Operating Partnership outstanding. These units received distributions per unit in the same manner as dividends were distributed per share to common stockholders.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company, and on an historical combined basis for the SL Green Predecessor (as defined below), and should be read in conjunction with the Company's Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K. The balance sheet information as of December 31, 2000, 1999, 1998 and 1997 represents the consolidated balance sheet of the Company and the statement of income for the years ended December 31, 2000, 1999 and 1998 and the period August 21, 1997 to December 31, 1997 represents consolidated results of the Company since the IPO. The combined balance sheet information as of December 31, 1996, and statements of income for the period January 1, 1997 to August 20, 1997 and for the year ended December 31, 1996, of the SL Green Predecessor have been derived from the historical combined financial statements.

The "SL Green Predecessor" consisted of the assets, liabilities, and owners' deficits and results of operations of two properties, 1414 Avenue of the Americas and 70 West 36th Street, equity interests in four other properties, 673 First Avenue, 470 Park Avenue South, 29 West 35th Street and the Bar Building (which interests are accounted for under the equity method) and of the assets, liabilities and owners' equity and results of operations of the Company's affiliated Service Corporation.

                                              THE COMPANY AND THE SL GREEN PREDECESSOR
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THE COMPANY                                         SL GREEN PREDECESSOR
                                         ----------------------------------------------                 ----------------------------
                                                                                      AUGUST 21 -       JANUARY 1 -  YEAR ENDED
                                                   YEAR ENDED DECEMBER 31,            DECEMBER 31,       AUGUST 20,  DECEMBER 31,
                                             2000           1999          1998            1997           1997          1996
                                             ----           ----          ----            ----           ----          ----


   Operating Data:
Total revenue ......................     $ 230,323      $ 206,017      $ 134,552      $  23,207      $   9,724      $  10,182
                                         ---------      ---------      ---------      ---------      ---------      ---------
Property operating
  expenses .........................        67,304         62,168         45,207          7,077          2,722          3,197
Real estate taxes ..................        28,850         29,198         21,224          3,498            705            703
Interest ...........................        40,431         28,610         13,086          2,135          1,062          1,357
Depreciation and
  amortization .....................        32,511         27,260         15,404          2,815            811            975
Loss on terminated
  project ..........................          --             --            1,065           --             --             --
Loss on hedge transaction ..........          --             --              176           --             --             --
Marketing, general and
  administration ...................        11,561         10,922          5,760            948          2,189          3,250
                                         ---------      ---------      ---------      ---------      ---------      ---------
Total expenses .....................       180,657        158,158        101,922         16,473          7,489          9,482
                                         ---------      ---------      ---------      ---------      ---------      ---------
Operating income ...................        49,666         47,859         32,630          6,734          2,235            700
Equity in net income (loss)
  from affiliates ..................           378            730            387           (101)          --             --
Equity in net income of
  unconsolidated joint
  ventures .........................         3,108            377           --             --             --             --
Equity in net loss of
  uncombined joint ventures ........          --             --             --             --             (770)        (1,408)
                                         ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before minority
  interest, extraordinary
  items and gain on sale ...........        53,152         48,966         33,017          6,633          1,465           (708)
Minority interest ..................        (7,430)        (5,121)        (3,043)        (1,074)          --
                                         ---------      ---------      ---------      ---------      ---------      ---------

Income (loss) before
  extraordinary items  and
  gain on sale .....................        45,722         43,845         29,974          5,559          1,465           (708)
Gain on sale of properties/
  Preferred investments ............        41,416           --             --             --             --             --
Extraordinary items (net of
  minority interest) ...............          (921)          (989)          (522)        (1,874)        22,087          8,961
                                         ---------      ---------      ---------      ---------      ---------      ---------

Net income (loss) ..................        86,217         42,856         29,452          3,685         23,552          8,253
Preferred dividends and
  accretion ........................        (9,626)        (9,598)        (5,970)          --             --             --
                                         ---------      ---------      ---------      ---------      ---------      ---------
Income available to common
  shareholders .....................     $  76,591      $  33,258      $  23,482      $   3,685      $  23,552      $   8,253
                                         ---------      ---------      ---------      ---------      ---------      ---------
Net income per common share
  basic ............................     $    3.14      $    1.37      $    1.19      $    0.45
                                         ---------      ---------      ---------      ---------
Net income per common share
  diluted ..........................     $    2.93      $    1.37      $    1.19      $    0.30
                                         ---------      ---------      ---------      ---------
Cash dividends declared per
  common share .....................     $   1.475      $    1.41      $    1.40      $    0.51
                                         ---------      ---------      ---------      ---------
Basic weighted average common
      shares outstanding ...........        24,373         24,192         19,675         12,292
                                         ---------      ---------      ---------      ---------
Diluted weighted average
  common share and common
  share equivalents outstanding ....        31,818         26,680         22,145         12,404
                                         ---------      ---------      ---------      ---------

                                                                       THE COMPANY                            SL GREEN PREDECESSOR
                                            --------------------------------------------------------------    --------------------
                                                                      DECEMBER 31,
                                                                      ------------
                                                 2000              1999             1998             1997              1996
                                                 ----              ----             ----             ----              ----
Balance Sheet Data:
   Commercial real estate,
     before accumulated
     depreciation ....................       $  895,810       $  908,866       $  697,061       $  338,818       $   26,284
   Total assets .....1,161,154 .......        1,071,242          777,796          382,775           30,072
   Mortgages and notes payable .......          460,716          435,693          162,162          128,820           16,610
   Accrued interest payable ..........            2,349            2,650              494              552               90
   Minority interest .................           43,326           41,494           41,491           33,906             --
   Stockholders' equity/owners'
     (deficit) .......................          455,073          406,104          404,826          176,208           (8,405)






                                                                   THE COMPANY                               SL GREEN PREDECESSOR
                                           ------------------------------------------------------------      --------------------
                                           YEAR ENDED     YEAR ENDED      YEAR ENDED       AUGUST 21 -     JANUARY 1   YEAR ENDED
                                          DECEMBER 31,    DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    AUGUST 20,  DECEMBER 31,
                                              2000           1999           1998           1997              1997         1996
                                              ----           ----           ----           ----              ----         ----
Other Data:
Funds from operations
   after distributions
   to preferred share-
   holders (1) ...................       $  75,619       $  62,645       $  42,858        $  9,355         $  --      $  --
Funds from operations
   before distributions to
   preferred shareholders(1)                84,819          71,845          48,578           9,355            --         --
Net cash provided by
   operating activities ..........          53,806          48,013          22,665           5,713           2,838        272
Net cash (used in)
   investing activities ..........         (38,699)       (228,678)       (376,593)       (217,165)         (5,559)   (12,375)
Net cash (used in) provided
   by financing activities .......         (25,875)        195,990         347,382         224,234           2,782     11,960

   -----------

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

As of December 31, 2000, the Company's wholly-owned portfolio consisted of 19 Class B commercial properties encompassing approximately 6.7 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of December 31, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 99%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B commercial properties in Manhattan, encompassing approximately 2.0 million rentable square feet (98% occupied as of December 31, 2000). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing in
Item 8.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

The following comparison for the year ended December 31, 2000 ("2000") compared to the year ended December 31, 1999 ("1999") makes reference to the following:
(i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 1999, (ii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999, namely, 286, 290 and 292 Madison Avenue (May 1999) and 555 West 57th Street (November 1999), and (iii) the effect of the "2000 Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000), and 321 West 44th Street (May 2000) which was contributed to a joint venture.

                                                       $         %
     RENTAL REVENUES (in millions)   2000    1999    Change   Change
                                   ----------------------------------
     Rental revenue                 $189.0  $174.9    $14.1     8.1%
     Escalation and  reimbursement
     revenue                          24.7    21.9      2.8    12.8
     Signage revenue                   2.1     1.7      0.4    23.5
                                   ----------------------------------
        Total                       $215.8  $198.5    $17.3    8.7%
                                   ===========================-======

     Same Store                     $163.8  $144.8   $19.0    13.1%
     1999 Acquisitions                50.0    43.0     7.0    16.3
     2000 Dispositions                 2.0    10.7    (8.7)  (81.3)
                                   ----------------------------------
        Total                       $215.8  $198.5   $17.3     8.7%
                                   ----------------------------------


The increase in rental revenues was primarily due to an overall increase in occupancy at the Properties from 98% in 1999 to 99% in 2000. In addition, annualized replacement rents on previously occupied space at Same-Store Properties and portfolio wide were 49% and 41% higher than previous fully escalated rents, respectively.

The increase in escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($2.6 million).

The increase in signage revenue is primarily attributable to 1466 Broadway ($0.4 million).



INVESTMENT AND OTHER INCOME                                $          %
  (in millions)                       2000      1999     Change      Change
                                  -----------------------------------------
Equity in net income of .....      $   3.1    $  0.4    $  2.7       675.0%
unconsolidated joint ventures
Investment income ...........         13.3       5.3       8.0       150.9
Other .......................          1.1       2.3      (1.2)      (52.2)
                                  -----------------------------------------
   Total ....................      $  17.5    $  8.0    $  9.5       118.8%
                                  ==========================================


The increase in equity in net income of unconsolidated joint ventures is due to the Company having two joint venture investments in 1999 comprising 1 million square feet compared to four joint venture investments in 2000 comprising 2 million square feet. In addition, the Company has a larger average equity interest in the joint ventures compared to the prior year. Occupancy at the joint ventures increased from 94% in 1999 to 98% in 2000. Annualized rent and annualized net effective rent per leased square foot has increased 17% and 18%, respectively, over 1999 rates. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 71.6%.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($8.4 million). The balance of the change in investment income is due to investments in 1370 Avenue of the Americas ($1.7 million, which includes $0.7 million interest prepayment in connection with its early redemption), 17-29 West 44th Street ($0.7 million) and interest from excess cash on hand ($1.0 million). This was offset by a decrease in investment income ($3.0 million) due to loans on 636 11th Avenue, 521 Fifth Avenue and 17 Battery Place being repaid in 1999.

PROPERTY OPERATING EXPENSES                         $         %
  (in millions)             2000       1999      Change    Change
                         -----------------------------------------
Operating  expenses
(excluding electric)        37.9    $  35.5     $  2.4        6.8%
Electric costs              16.7       13.9        2.8       20.1
Real estate taxes           28.9       29.2       (0.3)      (1.0)
Ground rent                 12.7       12.8       (0.1)      (1.0)
                         -----------------------------------------

   Total                 $  96.2    $  91.4    $   4.8        5.3%
                         =========================================

Same Store               $  71.1    $  66.2    $   4.9        7.4%
1999 Acquisitions           23.1       20.1        3.0       14.9
2000 Dispositions            2.0        5.1       (3.1)     (60.8)
                         -----------------------------------------

   Total                 $  96.2    $  91.4    $   4.8        5.3%
                         =========================================



The increase in operating expenses, excluding electricity, were primarily due to higher fuel costs ($0.6 million), higher cleaning costs ($0.9 million) and repairs and maintenance ($0.9 million).

The decrease in real estate taxes attributable to the 2000 Dispositions ($1.0 million) was partially offset by an increase in real estate taxes of $0.7 million due to the 1999 Acquisitions. Overall, real estate taxes have increased due to increases in property assessments which were offset by a reduction in tax rates over the prior year.


     OTHER EXPENSES                                 $           %
     (in millions)          2000       1999       Change     Change
                         -----------------------------------------
Interest expense         $  40.4    $  28.6    $  11.8        41.3%
Depreciation and
amortization expense     .  32.5       27.3        5.2        19.1
Marketing, general and
administrative expense      11.6       10.9        0.7         6.4
                         -----------------------------------------
   Total                 $  84.5    $  66.8    $  17.7        26.5%
                         =========================================



Interest expense increased due to increased borrowings in 2000 compared to 1999. In addition, the weighted average interest rate at December 31, 2000 was 8.2% compared to 8.0% at December 31, 1999.

Depreciation and amortization increased primarily due to depreciation on properties acquired and capital expenditures and tenant improvements incurred during the periods.

Marketing, general and administrative expenses have decreased as a percentage of total revenues, representing approximately 5.0% and 5.3% of total revenues for 2000 and 1999, respectively.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

The following comparison for the year ended December 31, 1999 compared to the year ended December 31, 1998 makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 1998, (ii) the effect of the "1998 Acquisitions," which represents all properties acquired in 1998, and (iii) the effect of the "1999 Acquisitions," which represents all properties acquired in 1999.


                                                      $         %
RENTAL REVENUES (in millions)  1999       1998      Change    Change
                              ---------------------------------------
Rental revenue                $174.9     $114.9     $60.0       52.2%
Escalation and
reimbursement revenue           21.9       15.9       6.0       37.7
Signage revenue                  1.7        0.1       1.6     1600.0
                              ---------------------------------------
   Total                      $198.5     $130.9     $67.6       51.6%
                              =======================================

Same Store                    $ 82.2     $ 76.9     $ 5.3        6.9%
1998 Acquisitions               88.1       54.0      34.1        63.1
1999 Acquisitions               28.2        ---      28.2         ---
                              ---------------------------------------
   Total                      $198.5     $130.9     $67.6       51.6%
                              =======================================


The increase in rental revenue is primarily attributable to the revenue associated with the following: (i) Same-Store Properties which increased rental revenue $5.5 million, (ii) the 1998 Acquisitions which increased rental revenue by $30.0 million, and (iii) the 1999 Acquisitions which increased rental revenue by $24.5 million.

The increase in escalation and reimbursement revenue is primarily attributable to the revenue associated with the following: (i) the 1998 Acquisitions which increased revenue by $2.7 million, and (ii) the 1999 Acquisitions which increased revenue by $3.4 million, partially offset by the Same-Store Properties which decreased revenue by $0.1 million.

The increase in signage revenue is primarily attributable to 1466 Broadway ($1.4 million) and 1414 Avenue of the Americas ($0.2 million).

 INVESTMENT AND OTHER INCOME                          $         %
  (in millions)                1999       1998      Change    Change
                               --------------------------------------
Equity in net income of
unconsolidated joint
ventures                       $0.4       $ --       $0.4         --
Investment income               5.3        3.3        2.0       60.6%
Other                           2.3        0.4        1.9      475.0
                               --------------------------------------
   Total                       $8.0       $3.7       $4.3      116.2%
                               ======================================



The investment income for 1999 primarily represents interest income from the 17 Battery Park mortgage ($0.7 million), 521 Fifth Avenue ($1.3 million), 636 11th Avenue ($0.9 million), 1370 Avenue of the Americas ($1.6 million), interest on other mortgage notes ($0.3 million) and interest from excess cash on hand ($0.5 million).

PROPERTY  OPERATING EXPENSES                            $       %
(in million                      1999       1998     Change   Change
                                -------------------------------------
Operating  expenses
(excluding electric)            $35.5      $24.6      $10.9     44.3%
Electric costs                   13.9        9.5        4.4     46.3
Real estate taxes                29.2       21.2        8.0     37.7
Ground rent                      12.8       11.1        1.7     15.3
                                -------------------------------------
   Total                        $91.4      $66.4      $25.0     37.7%
                                =====================================
Same Store                      $35.7      $35.1       $0.6      1.7%
1998 Acquisitions                43.0       31.3       11.7     37.4
1999 Acquisitions                12.7        ---       12.7      ---
                                -------------------------------------
   Total                        $91.4      $66.4      $25.0     37.7%
                                =====================================



The increase in operating expenses was primarily attributable to: (i) Same-Store Properties which increased operating expenses by $0.9 million, (ii) the 1998 Acquisitions which increased operating expenses by $5.7 million and (iii) the 1999 Acquisition properties which increased operating expenses by $8.7 million.

The increase in real estate taxes is primarily attributable to: (i) the 1998 Acquisitions which increased real estate taxes by $4.3 million, and (ii) the 1999 Acquisitions which increased real estate taxes by $4.0 million, partially offset by a decrease in real estate taxes at Same-Store Properties ($0.3 million) due to reduced tax rates.

This increase in ground rent primarily resulted from increases at 420 Lexington Avenue ($1.2 million), and 711 Third Avenue ($0.5 million).

                                                    $        %
OTHER EXPENSES (in millions)     1999     1998    Change   Change
                                ----------------------------------
Interest expense                 $28.6    $13.1    $15.5   118.3%
Depreciation and
amortization expense              27.3     15.4     11.9    77.3
Marketing, general and
administrative expense            10.9      5.8      5.1    87.8
                                ----------------------------------
   Total                         $66.8    $34.3    $32.5    94.8%
                                ==================================

The increase in interest expense is primarily attributable to: (i) Same-Store Properties ($2.6 million) as new secured mortgage financing was placed on assets in this portfolio, (ii) 1998 Acquisitions ($6.8 million) due to financing placed on 420 Lexington Avenue, 711 Third Avenue and 1412 Broadway, (iii) 1999 Acquisitions ($5.0 million) due to mortgage financing associated with these purchases and (iv) $1.1 million higher interest expense at the corporate level.

The increase in depreciation and amortization is primarily attributable to: (i) Same-Store Properties which increased depreciation by $1.3 million, (ii) the 1998 Acquisitions which increased depreciation by $6.4 million, (iii) the 1999 Acquisitions which increased depreciation by $3.2 million, and (iv) an increase in the amortization of deferred finance costs totaling $1.0 million associated with fees incurred on the Company's 1999 secured mortgage financings.

The increase in marketing, general and administrative is primarily due to increased personnel costs associated with the Company's recent growth ($3.3 million) and increased public entity and technology costs ($0.9 million).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $5.8 million to $53.8 million for the year ended December 31, 2000 compared to $48.0 million for the year ended December 31, 1999. The increase was due primarily to operating cash flow generated by the Same-Store Properties and 1999 Acquisitions which was partially offset by the decrease in operating cash flow from the 2000 Dispositions. Net cash used in investing activities decreased $190.0 million to $38.7 million for the year ended December 31, 2000 compared to $228.7 million for the year ended December 31, 1999. The decrease was due primarily to the lower dollar volume of acquisitions of wholly-owned properties and capital improvements in 2000 ($16.6 million and $38.9 million, respectively) as compared to 1999 ($133.5 million and $45.2 million, respectively). In addition, the Company had a $50.2 million acquisition deposit held in an escrow account for a transaction which closed in January 2001. The net increase in investment in unconsolidated joint ventures ($32.6 million) and mortgage loans ($34.2 million) was partially offset by the proceeds from the dispositions of 29 West 35th Street, 36 West 44th Street, 321 West 44th Street, 17 Battery Place South and our interest in 1370 Avenue of the Americas, totaling $121.1 million and distributions from the joint ventures ($25.6 million). Net cash provided by financing activities decreased $221.9 million to $(25.9) million for the year ended December 31, 2000 compared to $196.0 million for the year ended December 31, 1999. The decrease was primarily due to lower borrowing requirements ($64.3 million) due to lower volume of acquisitions, and higher debt repayments ($160.0 million).

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

The Company has an effective shelf registration with the SEC for an aggregate amount of $400 million in equity securities and preferred stock of the Company.

At December 31, 2000, borrowings under the mortgage loans and credit facilities, (excluding our share of joint venture debt of $115.8 million), represented 34.72% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.33 billion (based on a common stock price of $28.00 per share, the closing price of the Company's common stock on the New York Stock Exchange on December 31, 2000).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at December 31, 2000 and 1999, respectively (in thousands).


                                                               December 31,
                                                           2000          1999
                                                         --------      -----------
            DEBT SUMMARY:
            BALANCE
            Fixed rate .............................     $317,786      $   145,743
            Variable rate - hedged .................       69,606          125,000
                                                         --------      -----------
               Total fixed rate ....................      387,392          270,743
                                                         --------      -----------
            Variable rate ..........................       49,950          164,950
            Variable rate-supporting variable
            rate assets ............................       23,374               --
                                                         --------      -----------
               Total variable rate .................       73,324          164,950
                                                         --------      -----------
            Total ..................................     $460,716      $   435,693
                                                         ========      ===========

            PERCENT OF TOTAL DEBT:
               Total fixed rate ....................        84.08%          62.00%
               Variable rate .......................        15.92%          38.00%
                                                         --------      -----------
            Total ..................................       100.00%         100.00%
                                                         ========      ===========

            EFFECTIVE INTEREST RATE AT END OF PERIOD
               Total fixed rate ....................         8.22%           7.97%
               Variable rate .......................         8.20%           8.08%
                                                         --------      -----------
            Effective interest rate ................         8.21%           8.01%
                                                         ========      ===========

A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (6.82% at December 31, 2000). Variable rate debt, net of the variable rate debt supporting variable rate assets, constitutes 10.8% of total debt outstanding. The Company's total debt at December 31, 2000 had a weighted average term to maturity of approximately 6.32 years.

As of December 31, 2000, the Company has two mortgage loans receivable. The first loan, which has a face value of $51.9 million and matures on September 30, 2001, carries a weighted average interest rate of 793 basis points over the 30-day LIBOR. The second loan, which has a face value of $2.4 million and matures on April 16, 2001, carries a 400 basis point spread over the 30-day LIBOR. These variable rate mortgage loans receivable mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MORTGAGE FINANCING

As of December 31, 2000, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $115.8 million) consisted of approximately $387.4 million of fixed rate debt with an effective interest rate of approximately 8.22% and $26.9 million of variable rate debt with an effective interest rate of 8.32%. The Company's mortgage debt at December 31, 2000, encumbering 14 properties, will mature as follows (in thousands):


                                                                  Scheduled       Principal
                                                                 Amortization      Repayments         Total
                                                                 ------------      ----------         -----

       2001.................................................   $  5,387             $ 26,950         $32,337
       2002.................................................      7,770                  ---           7,770
       2003.................................................      8,694                2,003           10,697
       2004.................................................      4,857               75,300           80,157
       2005.................................................      4,440               47,247           51,687
       Thereafter...........................................     25,167              206,527          231,694
                                                                 ------              -------          -------

                      Total................................    $ 56,315             $358,027         $ 414,342
                                                               ========             ========          ========

On October 2, 2000, the Company obtained a $125.0 million mortgage encumbering the property located at 420 Lexington Avenue. The 8.44% fixed rate loan has a 10 year term. Interest only is payable for the first 12 months. The proceeds were used to repay the $55 million loan on the property which bore interest at 9.25% at December 31, 1999 and was due to mature on May 21, 2001. The balance of the proceeds was used to pay down the $250 Million Credit Facility (see below).

The $26.9 million mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue was extended for one year to May 31, 2001. This extension was done in order to match the term of this financing and availability to add these properties to the unencumbered asset pool which collateralizes the Company's $250 Million Credit Facility. This credit facility had not yet closed at the time of this term financing expiration. On January 16, 2001, the Company repaid the mortgage encumbering 290 Madison Avenue. The remaining balance on this note was repaid on February 21, 2001 with proceeds from the $250 Million Credit Facility (see below). In February 2001, the bank group approved the addition of 286 and 292 Madison Avenue to the unencumbered asset pool.


$250 MILLION CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (see below) and obtained a new senior unsecured revolving credit facility in the amount of $250.0 million (the "$250 Million Credit Facility") from a group of 9 lender banks. The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300.0 million. At December 31, 2000, $23.0 million was outstanding and carried an interest rate of 8.17 percent. Availability under the $250 Million Credit Facility at December 31, 2000 was further reduced by the issuance of letters of credit in the amount of $21.0 million for acquisition deposits. On February 9, 2001, $123.0 million was outstanding under the facility. The Company is currently negotiating with the bank group to upsize the facility to $300.0 million. This upsizing is expected to close in the second quarter 2001.

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

PSCC FACILITY

On December 28, 1999, the Company closed on a $30 million credit facility with Prudential Securities Credit Corp. ("PSCC"). The borrowing capacity was $15 million of which none was drawn down at December 31, 1999. The PSCC Facility was secured by the Company's preferred equity interest in 1370 Avenue of the Americas and a repurchase mortgage participation interest in the mortgage at 420 Lexington Avenue. On March 30, 2000, PSCC increased the secured PSCC Facility by $20 million to $50 million. No other terms were changed from the original $30 million secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was to mature on December 27, 2000, was extended for one year. At that time, the PSCC Facility was increased to $60 million.

At December 31, 2000, the Company had $23.4 million outstanding under its PSCC Facility (interest rate of 8.07 percent). The PSCC Facility is secured by the $51.9 million in mortgage loans receivable on 2 Grand Central Tower.

CAPITAL EXPENDITURES

The Company estimates that for the year ending December 31, 2001, it will incur approximately $34.7 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $12.6 million of the capital investments are dedicated to redevelopment costs, including local law 11, associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

DISTRIBUTIONS

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 95 percent (90 percent effective January 1, 2001) of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $38.0 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

TECHNOLOGY INVESTMENTS AND ALLIANCES

Through December 31, 2000, the Company had received 476,705 warrants from Onsite Access Inc. ("Onsite") in exchange for providing Onsite with access to its portfolio of properties. This arrangement provides certain marketing preferences to Onsite in exchange for which the Company will receive a share in the revenues of the service provider. The Company is also entitled to receive up to an additional 405,648 warrants based on the terms of the Warrant Issuance Agreement. Onsite provides comprehensive communications solutions for small and medium-sized business customers in multi-tenant commercial office buildings. The warrants had an estimated fair value of $306,000 at date of issuance. This was recorded as Deferred Revenue at December 31, 1999 and will be amortized over the term of the agreement. The warrants are held in an LLC of which the Company owns a 75 percent managing member interest, and the remaining interest is held by certain members of management.

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 164,000 shares of common stock with a fair value of $235,000 on that date.

Through December 2000, the Company made a $1.5 million limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $0.5 million. IRP invests in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of December 31, 2000, 58,000 warrants had been received. Such warrants had no value at December 31, 2000.

On August 22, 2000, the Company entered into an agreement with Verticore Communications Ltd. ("Verticore") to participate in the elevator news network program. In exchange for providing Verticore with access to the Company's properties, the Company will receive warrants based on the number of qualifying elevator cabs. As of December 31, 2000, 195,000 warrants had been received by the Company. Such warrants had no value at December 31, 2000. In addition, the Company made a $750,000 capital investment in exchange for 150,000 shares of Series 2 Class C Convertible Preferred Stock of Verticore.

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

Funds from Operations for the years ended December 31, 2000, 1999 and 1998 on a historical basis, are as follows (in thousands):

                                                                                        Year ended
                                                                                        December 31
                                                                        -------------------------------------------
                                                                         2000                1999             1998
                                                                         ----                ----             ----
       Income before minority interest, extraordinary
          item, gain on sales and preferred stock dividends......       $ 53,152        $  48,966           $33,017
        Add:
          Depreciation and amortization .........................         32,511           27,260            15,404
          Loss on hedge transaction..............................             --               --               176
          Loss on terminated transaction.........................             --               --             1,065
          FFO adjustment for unconsolidated joint ventures.......          3,258              433                --
       Less:
          Dividends on preferred shares..........................         (9,200)          (9,200)           (5,720)
          Minority interest in the BMW Building..................             --           (1,765)               --
             Amortization of deferred financing costs and
            depreciation of non-rental real estate assets........         (4,102)          (3,049)           (1,084)
                                                                        --------        ---------         ---------
        Funds From Operations ...................................       $ 75,619        $  62,645         $  42,858
                                                                        ========        =========         =========
        Cash flows provided by operating activities..............       $ 53,806        $  48,103           $22,665
        Cash flows used in investing activities..................       $(38,699)       $(228,678)        $(376,593)
        Cash flows (used in) provided by financing activities....       $(25,875)       $ 195,990         $ 347,382


In compliance with the White Paper issued by NAREIT in March 1995, the Company has excluded a loss from a hedge transaction ($176,000) and loss on terminated transaction ($1.1 million) from the calculation of FFO in 1998. The Company believes these transactions are non-recurring in nature based on the Company's operating history of not entering into these types of transactions and, therefore, are non-recurring and would materially distort the Company's performance if included in the calculation of FFO. In accordance with the revised White Paper issued by NAREIT in October 1999, these transactions would be included in the calculation of FFO.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will record a cumulative effect adjustment upon the adoption of this Statement. This adjustment, of which the intrinsic value of the hedge will be recorded in other comprehensive income ($811,000) and the time value component will be recorded in the statement of operations ($483,667), will be an unrealized loss of $1.3 million. This cumulative effect adjustment will have no impact on FFO. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of this SAB did not have a significant impact on the Company's financial statements.

ITEM 7A. MARKET RISK AND RISK MANAGEMENT POLICIES

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $1.1 million annually.

The Company may enter into derivative financial instruments such as interest rate swaps and interest rate collars in order to mitigate its interest rate risk on a related financial instrument. The Company may designate these derivative financial instruments as hedges and apply deferral accounting. Gains and losses related to the termination of such derivative financial instruments are deferred and amortized to interest expense over the term of the debt instrument. The Company may also utilize interest rate contracts to hedge interest rate risk on anticipated debt offerings. These anticipatory hedges are designated as effective hedges for identified debt issuances which have a high probability of occurring. Gains and losses resulting from changes in the market value of these contracts are deferred and amortized into interest expense over the life of the related debt instrument. The cost of hedges determined to be ineffective and hedges not correlated to financings are charged to operations.

Approximately $387.4 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the variable rate debt as of December 31, 2000 ranged from LIBOR plus 125 basis points to LIBOR plus 150 basis points.



LONG-TERM DEBT,
INCLUDING CURRENT ....                                                                                                        FAIR
PORTION (IN THOUSANDS)           2001          2002           2003        2004        2005     THEREAFTER        TOTAL       VALUE
----------------------     ----------     ---------     ----------     -------     -------     -----------    --------    --------

Fixed Rate ...........     $    5,387     $   7,770     $   10,697     $80,157     $51,687     $   231,694    $387,392    $388,327
Average Interest Rate           8.21%         8.20%          8.19%       8.10%       8.10%           8.33%       8.29%

Variable Rate ........     $   50,324            --     $   23,000          --          --              --    $ 73,324    $ 73,324
Average Interest Rate           8.19%                        8.17%                                               8.19%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

SL GREEN REALTY CORP
   Report of Independent Auditors...........................................................................      30
   Consolidated Balance Sheets as of December 31, 2000 and 1999.............................................      31
   Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998...................      32
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.....      33
   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...............      34
   Notes to Consolidated Financial Statements ..............................................................      35

Schedule

   Schedule III Real Estate and Accumulated Depreciation as of December 31, 2000 ...........................      58

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of SL Green Realty Corp.


We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2). These financial statements and schedule are the responsibility of SL Green Realty Corp.'s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                             /s/ Ernst & Young LLP

New York, New York
February 5, 2001

                              SL GREEN REALTY CORP.
                           CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                              December 31,
                                                                                                          2000           1999
                                                                                                       -----------    -----------
ASSETS

Commercial real estate properties, at cost:
Land and land interests ............................................................................   $   125,572    $   132,081
Buildings and improvements .........................................................................       618,637        632,004
Building leasehold .................................................................................       139,393        132,573
Property under capital lease .......................................................................        12,208         12,208
                                                                                                       -----------    -----------
                                                                                                           895,810        908,866
Less accumulated depreciation ......................................................................       (78,432)       (56,983)
                                                                                                       -----------    -----------
                                                                                                           817,378        851,883
Properties held for sale ...........................................................................        10,895         25,835
Cash and cash equivalents ..........................................................................        10,793         21,561
Restricted cash ....................................................................................        86,823         34,168
Tenant and other receivables, net of allowance of $1,723 and $938 in 2000 and 1999, respectively ...         7,580          5,747
Related party receivables ..........................................................................           917            463
Deferred rents receivable, net of allowance for tenant credit loss of $4,860 and $5,337 in 2000
  and 1999, respectively ...........................................................................        45,816         37,015
Investment in and advances to affiliates ...........................................................         6,373          4,978
Mortgage loans receivable and preferred equity investment, net of $3,321 discount in 2000 ..........        51,293         20,000
Investments in unconsolidated joint ventures .......................................................        65,031         23,441
Deferred costs, net ................................................................................        40,113         30,540
Other assets .......................................................................................        18,142         15,611
                                                                                                       -----------    -----------
      Total assets .................................................................................   $ 1,161,154    $ 1,071,242
                                                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable .............................................................................   $   414,342    $   352,693
Revolving credit facilities ........................................................................        46,374         83,000
Accrued interest payable ...........................................................................         2,349          2,650
Accounts payable and accrued expenses ..............................................................        24,818         17,167
Deferred compensation awards .......................................................................         2,833           --
Deferred revenue ...................................................................................         1,112            306
Capitalized lease obligations ......................................................................        15,303         15,017
Deferred land lease payable ........................................................................        13,158         11,611
Dividend and distributions payable .................................................................        12,678         11,947
Security deposits ..................................................................................        19,014         18,905
                                                                                                       -----------    -----------
       Total liabilities ...........................................................................       551,981        513,296
Commitments and Contingencies
Minority interest in Operating Partnership .........................................................        43,326         41,494
8% Preferred Income Equity Redeemable SharesSM $0.01 par value
   $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
   outstanding at December 31, 2000 and 1999 .......................................................       110,774        110,348

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value 100,000 shares
   authorized, 24,516 and 24,184 issued and outstanding at December 31, 2000  and 1999, respectively           246            242
Additional paid - in-capital .......................................................................       428,698        421,958
Deferred compensation plans ........................................................................        (5,037)        (6,610)
Officers' loans, net ...............................................................................          --              (64)
Retained earnings/(distributions in excess of earnings) ............................................        31,166         (9,422)
                                                                                                       -----------    -----------
       Total stockholders' equity ..................................................................       455,073        406,104
                                                                                                       -----------    -----------
Total liabilities and stockholders' equity .........................................................   $ 1,161,154    $ 1,071,242
                                                                                                       ===========    ===========

The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       SL Green Realty Corp.
                                                               -----------------------------------
                                                                     Years ended December 31,
                                                                 2000         1999         1998
                                                               ---------    ---------    ---------
 REVENUES
  Rental revenue ...........................................   $ 189,048    $ 174,939    $ 114,884
  Escalation and reimbursement revenues ....................      24,732       21,902       15,923
  Signage rent .............................................       2,137        1,660          100
  Investment income ........................................      13,271        5,266        3,267
  Other income .............................................       1,135        2,250          378
                                                               ---------    ---------    ---------
     Total revenues ........................................     230,323      206,017      134,552
                                                               ---------    ---------    ---------
  EXPENSES
  Operating expenses including $4,644 (2000),
    $4,707(1999), and $2,118 (1998), to affiliates .........      54,644       49,414       34,125
  Real estate taxes ........................................      28,850       29,198       21,224
  Ground rent ..............................................      12,660       12,754       11,082
  Interest .................................................      40,431       28,610       13,086
  Depreciation and amortization ............................      32,511       27,260       15,404
  Loss on terminated project ...............................        --           --          1,065
  Loss on hedge transaction ................................        --           --            176
  Marketing, general and administrative ....................      11,561       10,922        5,760
                                                               ---------    ---------    ---------
     Total expenses ........................................     180,657      158,158      101,922
                                                               ---------    ---------    ---------
  Income before equity in net income from affiliates,
    equity in net income of unconsolidated joint
    ventures, gain on sale, minority interest and
    extraordinary items ....................................      49,666       47,859       32,630
  Equity in net income from affiliates .....................         378          730          387
  Equity in net income of unconsolidated joint ventures ....       3,108          377         --
  Equity in net gain on sale of joint venture property .....       6,025         --           --
  Gain on sale of rental property/preferred investment .....      35,391         --           --
  Minority interest:
    Operating partnership ..................................      (7,430)      (3,356)      (3,043)
    Partially owned properties .............................        --         (1,765)        --
  Extraordinary items, net of minority interest of $81, $90,
    and $52 in 2000, 1999, and 1998, respectively ..........        (921)        (989)        (522)
                                                               ---------    ---------    ---------
  Net income ...............................................      86,217       42,856       29,452
  Preferred stock dividends ................................      (9,200)      (9,200)      (5,720)
  Preferred stock accretion ................................        (426)        (398)        (250)
                                                               ---------    ---------    ---------
    Net income available to common shareholders ............   $  76,591    $  33,258    $  23,482
                                                               =========    =========    =========
BASIC EARNINGS PER SHARE:
   Net income before gain on sale and extraordinary item ...   $    1.48    $    1.41    $    1.22
   Gain on sales ...........................................        1.70         --           --
   Extraordinary items .....................................       (0.04)       (0.04)       (0.03)
                                                               ---------    ---------    ---------
Net income .................................................   $    3.14    $    1.37    $    1.19
                                                               =========    =========    =========
DILUTED EARNINGS PER SHARE:
   Net income before gain on sale and extraordinary item ...   $    1.66    $    1.41    $    1.22
   Gain on sales ...........................................        1.30         --           --
   Extraordinary items .....................................       (0.03)       (0.04)       (0.03)
                                                               ---------    ---------    ---------
Net income .................................................   $    2.93    $    1.37    $    1.19
                                                               =========    =========    =========
  Basic weighted average common shares outstanding .........      24,373       24,192       19,675
                                                               =========    =========    =========
  Diluted weighted average common shares and common
       share equivalents outstanding .......................      31,818       26,680       22,145
                                                               =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Retained Earnings/
                                                   Additional  Deferred              (Distributions In
                                        Common      Paid-In   Compensation  Officers'    Excess of
                                        Stock       Capital      Plan         Loans      Earnings)      Total
                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1997 .......   $     123   $ 178,669          --           --    $  (2,584)   $ 176,208

Net income .........................          --          --          --           --       29,452       29,452
Preferred dividend and accretion
requirement ........................          --          --          --           --       (5,970)      (5,970)
Issuance of common stock net
offering cost ($1,615) and
revaluation increase in minority
interest ($6,934) ..................         115     234,709          --           --           --      234,824
Deferred compensation plan .........           2       3,561   $  (3,563)          --           --           --
Amortization of deferred
compensation plan ..................          --          --         297           --           --          297
Cash distributions declared ($1.40
per common share of which none
represented a return of capital for
federal income tax
purposes) ..........................          --          --          --           --      (29,457)     (29,457)
Amortization of officers' loans ....          --          --                $    (528)          --         (528)
                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1998 .......         240     416,939      (3,266)        (528)      (8,559)     404,826

Net income .........................          --          --          --           --       42,856       42,856
Preferred dividend and accretion
requirement ........................          --          --          --           --       (9,598)      (9,598)
Deferred compensation plan and stock
award ..............................           2       5,019      (4,771)          --           --          250
Amortization of deferred
compensation plan ..................          --          --       1,427           --           --        1,427
Cash distributions declared ($1.41
per common share of which $0.10
represented a return of capital for
federal income tax purposes) .......          --          --          --           --      (34,121)     (34,121)
Amortization of officers' loans ....          --          --          --          464           --          464
                                       ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 1999 .......         242     421,958      (6,610)         (64)      (9,422)     406,104
Net income .........................          --          --          --           --       86,217       86,217
Preferred dividend and accretion
requirement ........................          --          --          --           --       (9,626)      (9,626)
Deferred compensation plan and stock
award ..............................          --         253           6           --           --          259
Amortization of deferred
compensation plan ..................          --          --       1,567           --           --        1,567
Redemption of units ................           1       2,128          --           --           --        2,129
Proceeds from options exercised ....           3       4,359          --           --           --        4,362
Cash distributions declared ($1.475
per common share of which none
represented a return of capital for
federal income tax purposes) .......          --          --          --           --      (36,003)     (36,003)
Amortization of officers' loans ....          --          --          --           64           --           64
                                       ---------   ---------   ---------    ---------    ---------    ---------

Balance at December 31, 2000 .......   $     246   $ 428,698   $  (5,037)   $      --    $  31,166    $ 455,073
                                       =========   =========   =========    =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                             SL Green Realty Corp.
                                                                                     -----------------------------------
                                                                                           Years ended December 31,
                                                                                        2000        1999         1998
                                                                                     ---------    ---------    ---------
OPERATING ACTIVITIES
 Net income ......................................................................   $  86,217    $  42,856    $  29,452
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization .................................................      32,511       27,260       15,404
   Amortization of discount on mortgage receivable ...............................      (3,524)          --           --
   Gain on sale of rental property/preferred investment ..........................     (41,416)          --           --
   Extraordinary item net of minority interest ...................................         921          989          574
   Equity in net (income) from affiliates ........................................        (378)        (730)        (387)
   Equity in net (income) from unconsolidated joint ventures .....................      (3,108)        (377)          --
   Minority interest .............................................................       7,430        5,121        2,991
   Deferred rents receivable .....................................................     (13,741)     (20,363)     (11,748)
   Provision for deferred rents and bad debts ....................................       1,976        3,883        2,420
   Amortization for officer loans and deferred compensation ......................       1,632        1,891          747
 Changes in operating assets and liabilities:
   Restricted cash - operations ..................................................      (2,500)      (9,229)      (6,147)
   Tenant and other receivables, net .............................................      (2,764)      (2,391)      (3,213)
   Related party receivables .....................................................        (454)        (204)         619
   Deferred costs ................................................................      (9,273)     (14,578)      (5,810)
   Other assets ..................................................................      (3,250)       1,393       (8,441)
   Accounts payable, accrued expenses and other liabilities ......................       1,174       10,829        4,738
   Deferred revenue ..............................................................         806          306           --
   Deferred land lease payable ...................................................       1,547        1,663        1,466
                                                                                     ---------    ---------    ---------
 Net cash provided by operating activities .......................................      53,806       48,013       22,665
                                                                                     ---------    ---------    ---------
 INVESTING ACTIVITIES
 Additions to land, buildings and improvements ...................................     (55,475)    (223,240)    (357,243)
 Restricted cash - capital improvements/acquisitions .............................     (50,155)          --           --
 Investment in and advances to affiliates ........................................      (1,017)       6,446       (8,449)
 Investments in unconsolidated joint ventures ....................................     (50,918)     (18,285)          --
 Distributions from unconsolidated joint ventures ................................      25,550           --           --
 Net proceeds from disposition of rental property ................................     121,085           --           --
 Mortgage loans receivable, net ..................................................     (27,769)       6,401      (10,901)
                                                                                     ---------    ---------    ---------
 Net cash used in investing activities ...........................................     (38,699)    (228,678)    (376,593)
                                                                                     ---------    ---------    ---------
       FINANCING ACTIVITIES
 Proceeds from mortgage notes payable ............................................     139,917      339,775           --
 Repayments of mortgage notes payable and loans ..................................     (78,268)     (62,144)      (1,958)
 Proceeds from bridge financings .................................................          --           --      327,460
 Repayments of bridge financings .................................................          --      (87,500)    (239,960)
 Proceeds from revolving credit facilities .......................................     274,046      138,500      155,250
 Repayments of revolving credit facilities .......................................    (310,672)     (79,300)    (207,450)
 Capitalized lease obligation ....................................................         286          276          251
 Net proceeds from sale of 8% mandatory preferred stock ..........................          --           --      109,700
 Dividends and distributions paid ................................................     (47,942)     (46,389)     (32,144)
 Deferred loan costs .............................................................      (7,603)      (7,228)      (5,822)
 Net proceeds from sale of common stock ..........................................          --           --      242,055
 Proceeds from stock options exercised ...........................................       4,361           --           --
                                                                                     ---------    ---------    ---------
 Net cash (used in) provided by financing activities .............................     (25,875)     195,990      347,382
                                                                                     ---------    ---------    ---------
 Net  increase (decrease) in cash and cash equivalents ...........................     (10,768)      15,325       (6,546)
 Cash and cash equivalents at beginning of period ................................      21,561        6,236       12,782
                                                                                     ---------    ---------    ---------
 Cash and cash equivalents at end of period ......................................   $  10,793    $  21,561    $   6,236
                                                                                     =========    =========    =========
     Supplemental cash flow disclosures
     Interest paid ...............................................................   $  40,732    $  26,454    $  13,144
                                                                                     =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Land interest acquired for operating partnership units ..........................                             $   1,000
Assets acquired ..................................................................                $   7,714
 Liabilities assumed .............................................................                $   4,861
 Issuance of common stock as deferred compensation ...............................   $     253    $   5,019    $   3,561
 Contribution of property to joint venture .......................................   $   9,133    $  25,579
 Mortgage notes payable assumed by joint venture .................................                $  45,000
 Mortgage notes payable assigned to joint venture ................................                $  20,800

In December 2000, 1999, and 1998 the Company declared distributions per share of $0.3875, $0.3625, and $0.35, respectively. These distributions were paid in January 2001, 2000, and 1999, respectively.

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)


1. ORGANIZATION AND BASIS OF PRESENTATION

SL Green Realty Corp. (the "Company" or "SL Green"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporation"). The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2000, minority investors held, in the aggregate, an 8.6% limited partnership interest in the Operating Partnership.

As of December 31, 2000, the Company's wholly-owned portfolio consisted of 19 Class B commercial properties encompassing approximately 6.7 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of December 31, 2000, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 99%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own four Class B commercial properties in Manhattan, encompassing approximately 2.0 million rentable square feet (98% occupied as of December 31, 2000). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

CATEGORY                                    TERM
--------                                    ----
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

Depreciation expense (including amortization of the capital lease asset) amounted to $25,547, $22,672 and $13,555 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

RESTRICTED CASH

Restricted cash primarily consists of security deposits held on behalf of tenants. In 2000, this account also includes $50,200 in sales proceeds held by a qualified intermediary pursuant to a like-kind tax deferred exchange transaction.

DEFERRED LEASE COSTS

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of the employees of the Company provide leasing services to the Properties. A portion of their compensation, approximating $2,071 $1,572, and $645 for the years ended December 31, 2000, 1999 and 1998, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

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

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code of 1986, as amended. As a REIT, the Company generally is not subject to Federal income tax. To maintain qualification as a REIT, the Company must distribute at least 95% (90% effective 2001) of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes on its income and property. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable. The Company places its cash investments with high quality institutions. Management of the Company performs ongoing credit evaluation of its tenants and requires certain tenants to provide security deposits. Though these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the SL Green Predecessors' buildings and new acquisitions are all located in Manhattan, a borough of New York City ("Manhattan"), the tenants located in these buildings operate in various industries and no single tenant represents 10% of the Company's revenue. Approximately 19% and 11% of the Company's total revenue was derived from 420 Lexington Avenue and 17 Battery Place, respectively, for the year ended December 31, 1998. Approximately 18% and 10% of the Company's total revenue was derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 1999. Approximately 21% of the Company's total revenue was derived from 420 Lexington Avenue for the year ended December 31, 2000. The Company currently has 74% of its workforce covered by three collective bargaining agreements which service all of the Company's properties.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective January 1, 2001. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FOOT AND PER SHARE DATA)

will record a cumulative effect adjustment upon the adoption of this Statement. This cumulative effect adjustment, of which the intrinsic value of the hedge will be recorded in other comprehensive income ($811) and the time value component will be recorded in the statement of operations ($484), will be an unrealized loss of $1,300. The transition amounts were determined based on the interpretive guidance issued by the Financial Accounting Standards Board to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, "Revenue Recognition in Financial Statements," in December 1999. The SAB summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The adoption of this SAB did not have a significant impact on the Company's financial statements.

MARKETABLE SECURITIES

Marketable securities held by the preferred stock subsidiaries in 1998 were classified as available for sale. The cost of these securities approximated their fair value.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the 2000 presentation.

3. PROPERTY ACQUISITIONS

2000 ACQUISITIONS

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

The Company entered into an agreement to purchase 1370 Broadway, Manhattan, a 16-story, 254,573 square foot office building for $50,400, excluding closing costs. The Company redeployed the proceeds from the sale of 17 Battery Place South, through a like-kind tax deferred exchange, to fund this acquisition. The transaction closed on January 16, 2001.

On September 29, 2000, the Company entered into an agreement to acquire various ownership and mortgage interests in the 913,000 square foot, 20-story office building at One Park Avenue, Manhattan. The Company acquired the fee interest in the property, which is subject to a ground lease position held by third-parties, and certain mortgage interests in the property for $233,900, excluding closing costs. As part of the transaction, SL Green acquired an option to purchase the ground lease position. The acquisition was financed with a $150,000 mortgage loan provided by Lehman Brothers Holdings Inc. ("LBHI") and funds provided by the Company's unsecured line of credit. The LBHI interest-only mortgage, which matures on January 10, 2004, carries an interest rate of 150 basis points over the 30-day London Interbank Offered Rate ("LIBOR"). The transaction closed on January 10, 2001.

1999 ACQUISITIONS

During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27,300. The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

During January 1999, the Company acquired a 65% controlling interest in 555 West 57th Street (the "BMW Building") for approximately $66,700 (including a 65% interest in the previously existing third-party mortgage debt totaling $45,000). The 941,000 square foot property was approximately 100% leased as of the acquisition date. On November 5, 1999 the Company acquired the remaining 35% interest in the BMW Building for $34,100. Simultaneous with this closing, the Company obtained a new $70,000 first mortgage from Bank of New York and repaid the $45,000 debt assumed (see Note 9).

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

During March 1998 the Company purchased the property located at 321 West 44th Street for approximately $17,000, consisting of approximately 209,000 square feet (see Note 4).

On April 14, 1998, the Company converted its mortgage interest in 36 West 44th Street into a fee interest and its mortgage interest in 36 West 43rd Street into a leasehold interest (collectively the "Bar Building") for an additional cost of approximately $1,000. (See Note 4)

On May 21, 1998 the Company acquired the outstanding mortgage of the property located at 711 Third Avenue for approximately $44,600 in cash. The 20-story, 524,000 square foot building was 79% occupied at the date of acquisition. The Company's outstanding mortgage position provides for the Company to receive 100% of the economic benefit from the property, and accordingly for the period owned, the Company has recorded the operating results of the property in the statement of operations. On July 2, 1998 the Company acquired 50% of the fee interest in 711 Third Avenue for $20,000 and 44,772 units of the Operating Partnership.

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

PRO FORMA

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the year ended December 31, 1999 as though the 1999 acquisitions, including the 90 Broad Street, 286, 290 and 292 Madison Avenue (May 1999) and the minority interest in 555 West 57th Street (November 1999), were made on January 1, 1999. There were no material acquisitions during 2000.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

                                                                          1999
                                                                          ----
Pro forma revenues ............................................         $212,206
Pro forma net income ..........................................         $ 33,470
Pro forma basic earnings per common share .....................         $   1.38
Pro forma diluted earnings per common share ...................         $   1.38
Common and common equivalent share - basic ....................           24,184
Common and common equivalent share - diluted ..................           26,612

4. PROPERTY DISPOSITIONS

During the quarter ended March 31, 2000, the Company sold the properties located at 29 West 35th Street and 36 West 44th Street for a gross sales price of $43,200. The Company realized a gain of $14,225 on the sales.

On May 4, 2000, the Company sold a 65% interest in the property located at 321 West 44th Street to Morgan Stanley Real Estate Fund III, ("MSREF"),valuing the property at $28,000. The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to the joint venture with MSREF ("MSSG Realty Partners I, LLC" or "MSSG I"). The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which is estimated at $3,300. The interest only mortgage matures on April 30, 2003 and has an interest rate based on LIBOR plus 250 basis points (9.32% at December 31, 2000). The venture intends to substantially improve and reposition the property. In addition to retaining a 35% economic interest in the property, SL Green, acting as the operating partner for the venture, is responsible for redevelopment, construction, leasing and management of the property. The venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

On December 20, 2000, the Company sold 17 Battery Place South for a gross sales price of $53,000. The Company realized a gain of $10,822 on the sale. These proceeds were used to acquire 1370 Broadway (see Note 3 - 2000 Acquisitions) through a like-kind tax deferred exchange.

At December 31, 2000, the Company had one property, 633 Third Avenue, comprising approximately 41,000 rentable square feet, held for sale. This property was under contract for sale in the aggregate gross amount of $13,250, with deposits of $1,325. This property was sold on January 9, 2001 for a gain of approximately $1,537.

The following table discloses certain information regarding the property held for sale by the Company:

                                                             2000         1999
                                                            -------      -------
Total Revenues .......................................      $ 1,630      $ 1,637
Operating Expenses ...................................          485          491
Depreciation and Amortization ........................          156          235
Other ................................................          622          415
                                                            -------      -------
Net Income ...........................................      $   367      $   496
                                                            =======      =======
Net Carrying Value (including related costs)
    at December 31, 2000 .............................      $10,895
                                                            =======

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

5. MORTGAGE LOANS RECEIVABLE AND PREFERRED EQUITY INVESTMENT

On April 14, 2000, the Company made a loan in the amount of $10,000 to DPSW West 14 LLC. The loan, which can be increased to $14,000, is secured by the property located at 17-29 West 14th Street, Manhattan. On September 27, 2000, the Company sold an $8,000 senior participation interest in this loan to Manufacturers and Traders Trust Company (MT). Once the loan is fully drawn down, MT will purchase an additional $2,000 senior participation interest. The initial term of the loan ends on April 16, 2001, but a one-year extension is available. Interest, payable monthly, is based on the 30-day LIBOR plus 400 basis points (10.82% as of December 31, 2000). The loan is prepayable subject to yield maintenance. The Company will receive a fee for servicing the loan.

On March 30, 2000, the Company acquired a $51,900 interest in an existing first mortgage loan collateralized by 2 Grand Central Tower, Manhattan (2GCT) at a discount. The discount to the face amount of $3,250 and the back-end fees of $3,440 are being amortized into investment income over the extended term of the loan, resulting in a total yield on the investment of approximately 22%. This is a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan which was initially due to mature on September 30, 2000, provided the borrower a one year extension option which was exercised on August 30, 2000. The final maturity date of the loan is September 30, 2001. The loan carries a weighted average interest rate of 793 basis points over the 30-day LIBOR (14.75% as of December 31, 2000). 2 GCT also known as 140-148 East 45th Street and 147-151 East 44th Street, is an approximately 620,000 square foot commercial office building located in the heart of the Grand Central submarket.

On July 19, 2000, the Company acquired an additional $9,344 interest in an existing first mortgage loan collateralized by 2GCT at a $1,000 discount. The terms of this note were identical to those of the previous note. On September 29, 2000, the Company sold its interest in this loan for approximately $8,492.

During May 1999, the Company acquired a $20,000 preferred equity interest in a venture holding the loan secured by fee title of 1370 Avenue of the Americas located in Manhattan. The venture was entitled to receive all of the cash flows from the building, in addition to shared control over the management and leasing of the property. The venture also had the right to obtain fee title to the property after a prescribed period of time. The Company was reappointed manager of the property. The investment entitled the Company to receive a yield of 700 basis points over 30-day LIBOR preferentially on a current basis. In addition to receiving its preferred return, the Company was entitled to participate in the value it created through a purchase option, entitling it to acquire 50% of the common equity of the venture at a fixed price, based on today's estimate of market value of the property. Further, the Company had the right to obtain 100% of the venture through the exercise of a right of first offer.

On September 15, 2000, the Company's preferred equity interest of $20,000 in 1370 Avenue of the Americas was redeemed. In connection with the early redemption, the Company received a prepayment of interest of $692. As a result of the sale of the ownership interest in the property, the Company realized a gain of approximately $8,600 The gain on sale ($5,624) is presented in the financial statements net of transaction and compensation costs (see Note 15).

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

On August 6, 1998 the Company closed the acquisition of an existing first mortgage secured by the property located at 636 11th Avenue, which is a 469,000 square foot industrial and warehouse block front property located between 46th and 47th Streets for $10,900. The mortgage bore interest at 8.875% at December 31, 1998. The Company had contracted to buy this mortgage on June 11, 1998 and simultaneously entered into an agreement to purchase the property during January 1999. This property was in Chapter 11 bankruptcy

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

proceedings. During January 1999 the Company terminated this purchase agreement. The unrecoverable project costs and settlement costs resulted in a $1,100 charge to 1998 earnings. This loan was repaid in full in December 1999.

6. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

MORGAN STANLEY JOINT VENTURE

During July 1999, the Company entered into a joint venture agreement with MSREF to own 90 Broad. The property was contributed to MSSG I by the Company and the Company retained a 35% economic interest in the venture. At the time of the contribution the property was valued at $34,600 which approximated the Company's cost basis in the asset. In addition, the venture assumed the existing $20,800 first mortgage that was collateralized by the property. The Company provided management, leasing and construction services at the property on a fee basis. During 2000 and 1999, the Company earned $226 and $62, respectively, for such services. The venture agreement provided the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

On March 1, 2000, the $20,800 mortgage on 90 Broad was assigned to a new lender. The new lender advanced an additional $11,200 to the joint venture. The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which was to mature on March 1, 2002. Interest only was payable on the loan at the rate of LIBOR plus 175 basis points. On November 13, 2000, MSSG I sold 90 Broad for a gross sales price of $60,000 and repaid the loan. The joint venture realized a gain of $16,446 on the sale. The Company's share of this gain was $6,025.

See Note 3 for a description of the investment in 321 West 44th Street.

On November 13, 2000, the Company and MSREF, through its MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs. The property is a 264,960 square foot, 23-story building. In addition to having a 49.9 percent ownership interest in the property, SL Green will act as the operating partner for the venture, and will be responsible for leasing and managing the property. The acquisition was partially funded by a $32,000 mortgage from M&T Bank. The loan, which matures on December 1, 2005, carries a fixed interest rate of 7.81 percent. The mortgage is interest only until January 1, 2002, at which time principal payments begin. The loan can be upsized to $34,000.

The Company and MSREF, through its MSSG II joint venture, entered into a contract to acquire 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs. The property is a 253,000 square foot, 16-story office building. In addition to having a 35% ownership interest in the property, SL Green will act as the operating partner for the venture, and will be responsible for leasing and managing the property. The transaction closed on January 31, 2001. The acquisition was partially funded by a $36,000 mortgage from LBHI. The loan, which matures on February 10, 2003, carries a fixed interest rate of 7.84%.

CARLYLE REALTY JOINT VENTURE

During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93,000. The property is 670,000 square feet and was 97% leased at acquisition. The Company holds a 49.9% stake in the venture and provides management, leasing and construction services at the property on a fee basis. During 2000 and 1999, the Company earned $624 and $371, respectively, for such services. The acquisition was partially financed with a floating rate mortgage totaling $64,700 maturing in 3 years. This facility has the ability to be increased to $69,700 as funding of capital requirements is needed. The mortgage, which was syndicated into a $57,000 tranche and a $7,650 tranche, carries a weighted average interest rate of 300 basis points over 30-day LIBOR (9.82% at December 31, 2000). The venture agreement provides the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate is achieved.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

PRUDENTIAL REALTY JOINT VENTURE

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue ("100 Park") for $95,800. 100 Park is an 834,000 square foot, 36-story property, located in Manhattan. The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000 ($55,888 represents SL Green's share of the debt). On August 11, 2000 AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage. The 8.00% fixed rate loan has a 10 year term. Interest only is payable through October 1, 2001. The Company will provide managing and leasing services for 100 Park. During 2000, the Company earned $479 for such services.

The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2000, is as follows:

ASSETS                                                     2000           1999
                                                         --------       --------
Commercial real estate property ..................       $360,347       $130,585
Other assets .....................................         31,641         14,236
                                                         --------       --------
 Total Assets ....................................       $391,988       $144,821
                                                         ========       ========

LIABILITIES AND MEMBERS' EQUITY
Mortgage payable .................................       $238,650       $ 85,450
Other liabilities ................................         15,043          7,278
Members' equity ..................................        138,295         52,093
                                                         --------       --------
 Total liabilities and members' equity ...........       $391,988       $144,821
                                                         ========       ========
Company's net investment in
  unconsolidated joint ventures ..................       $ 65,031       $ 23,441
                                                         ========       ========

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2000 is as follows:

                                                           2000            1999
                                                         -------         -------
Total revenues .................................         $60,429         $ 9,433
                                                         -------         -------
Operating expense ..............................          17,460           3,069
Real estate taxes ..............................           9,881           1,522
Interest .......................................          18,733           2,606
Depreciation and amortization ..................           7,869           1,356
                                                         -------         -------
Total expenses .................................          53,943           8,553
                                                         -------         -------
Net income before gain on sale .................         $ 6,486         $   880
                                                         =======         =======
Company's equity in earnings of
    unconsolidated joint ventures ..............         $ 3,108         $   377
                                                         =======         =======

7. INVESTMENT IN AND ADVANCES TO AFFILIATES

                                                                 2000      1999
                                                                ------    ------
Investment in and advances to Service Corporation, net .....    $4,166    $4,978
Investment in and advances to eEmerge, net .................     2,207        --
                                                                ------    ------
      Investments in and advances to affiliates ............    $6,373    $4,978
                                                                ======    ======

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

SERVICE CORPORATION

In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.

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

The Company, through the Operating Partnership, owns 96.5% of the non-voting common stock (representing 87% of the total equity) of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 87% of the cash flow from eEmerge operations. Approximately 96.5% of the voting common stock (representing 9.5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has funded approximately $2,207 to eEmerge as of December 31, 2000 out of a total commitment of $3,425. In addition, the Company made a landlord contribution of $787 for the build-out of one floor and has committed to fund an additional $787 for the build-out of a second floor.

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

8. DEFERRED COSTS

Deferred costs consist of the following:                  2000           1999
                                                        --------       --------
    Deferred financing ...........................      $ 19,277       $ 15,096
    Deferred leasing .............................        37,413         26,682
                                                        --------       --------
                                                          56,690         41,778
    Less accumulated amortization ................       (16,577)       (11,238)
                                                        --------       --------
                                                        $ 40,113       $ 30,540
                                                        ========       ========

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

9. MORTGAGE NOTES PAYABLE

The mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2000 and 1999 are as follows:

PROPERTY                    MORTGAGE NOTES                                                  2000             1999
---------                   --------------                                                  ----             ----
50 West 23rd Street         Note payable to GMAC with interest at 7.33%, due
                            August 1, 2007..............................................   $21,000          $21,000
29 West 35th Street         First mortgage note with interest payable at 8.46%, due
                            February 1, 2001 (2)........................................       ---            2,825
673 First Avenue            First mortgage note with interest payable at 9.0%, due
                            December 13, 2003...........................................    11,992           14,740
470 Park Avenue South       First mortgage note with interest payable at 8.25%, due
                            April 1, 2004...............................................     9,771           10,153
1414 Avenue of Americas,
  633 Third Avenue and      First mortgage note with interest payable at 7.9%, due
  70 West 36th Street       May 1, 2009 (3).............................................    33,950           50,800
1412 Broadway               First mortgage note with interest payable at 7.62%, due
                            May 1, 2006.................................................    52,000           52,000
711 Third Avenue            First mortgage note with interest payable at 8.13%, due
                            September 10, 2005 (3)......................................    49,172           49,225
875 Bridgeport Ave.,        First mortgage note with interest payable at 8.32%, due
 Shelton, CT                May 10, 2025................................................    14,901              ---
420 Lexington Avenue        First mortgage note with interest payable at 8.44%, due
                            November 1, 2010 (3)........................................   125,000              ---
555 West 57th Street        First mortgage note with interest payable at 8.58%, due
                            November 4, 2004 (1) .......................................    69,606           70,000
                                                                                          --------         --------
                                  Total fixed rate debt.................................   387,392          270,743
                                                                                          --------         --------
420 Lexington Avenue        First mortgage note with interest payable at 9.25%, due
                            May 21, 2001................................................       ---           55,000
Madison Properties          First mortgage note with interest payable at 8.32%, due
                            May 31, 2001................................................    26,950           26,950
                                                                                          --------         --------
                                  Total floating rate debt..............................    26,950           81,950
                                                                                          --------         --------
                            Total mortgage notes payable................................  $414,342         $352,693
                                                                                          ========         ========

(1) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.58% at December 31, 2000. If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.

(2)   This mortgage was repaid on February 11, 2000.

(3)   Held in bankruptcy remote special purpose entity.

At December 31, 2000, the net carrying value of the properties collateralizing the mortgage notes was $578,401.

2000 FINANCING

In April, 2000, the Company extended the maturity date of the $26,950 mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue, Manhattan by one year to May 31, 2001. On January 16, 2001, the Company repaid the $3,300 mortgage encumbering 290 Madison Avenue.

On October 2, 2000, the Company obtained a $125,000 mortgage encumbering the property located at 420 Lexington Avenue. The 8.44% fixed rate loan has a 10 year term. Interest only is payable for the first 12 months. The proceeds were used to repay the

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

$55,000 loan on the property which was due to mature on May 21, 2001. The balance of the proceeds was used to pay down the $250 Million Credit Facility.

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

During May 1999, the Company closed on loans totaling $117,700. The first loan of $65,000 was secured by the Company's interest in 420 Lexington Avenue. The term of this loan was two years and bore interest at a rate of 275 basis points over the 30-day LIBOR rate. In October 1999, the Company repurchased a $10,000 non-investment grade tranche lowering the effective spread from LIBOR plus 275 basis points to LIBOR plus 203 basis points. This loan was repaid in connection with the refinancing of the loan encumbering 420 Lexington Avenue (see 2000 Financing above). Simultaneous with the closing, the Company entered into an interest rate protection agreement which capped LIBOR at 6.5% for the term of the loan. The second loan was a $52,700 one-year floating rate facility, secured by the Madison Properties ($26,950), 90 Broad ($20,800) and 711 Third Avenue ($5,000) and bears interest at a rate of 150 basis points over the 30-day LIBOR rate (8.32% at December 31, 2000).

During September 1999, the Company closed a $49,200 fixed rate financing secured by the property located at 711 Third Avenue. This mortgage matures in 6 years and carries a fixed interest rate of 8.13%. The proceeds were used to repay a $5,000 existing financing on the property (see above) with the balance used to reduce the amount outstanding under the Company's revolving credit facility.

During November 1999, simultaneous with the closing of the remaining 35 percent interest in the BMW Building, the Company obtained a new $70,000 first mortgage from Bank of New York. The mortgage has a term of five years with a floating interest rate of 200 basis points over 30-day LIBOR (8.58% at December 31, 2000). At the time of the financing, the Company entered into an interest rate protection agreement with Bank of New York. The agreement has fixed the LIBOR interest rate at 6.10% however, the LIBOR interest rate on the loan will begin floating if the actual LIBOR rate exceeds 6.10% and is capped at a maximum LIBOR rate of 6.58%. At closing the loan's effective interest rate inclusive of the collar arrangement was 8.17%. This interest rate "collar" agreement is in effect for five years to correspond with the term of the loan. The Company recorded a $400 extraordinary loss during the quarter ended December 31, 1999 for the early extinguishment of debt related to prepayment penalties incurred as a result of the early repayment of the $45,000 debt assumed in January 1999.

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

PRINCIPAL MATURITIES

Combined aggregate principal maturities of mortgages and notes payable and revolving credit facilities as of December 31, 2000 are as follows:

                                                                          TOTAL
                                                                          -----
2001 ..................................................                 $ 55,711
2002 ..................................................                    7,770
2003 ..................................................                   33,697
2004 ..................................................                   80,157
2005 ..................................................                   51,687
Thereafter                                                               231,694
                                                                        --------
                                                                        $460,716
                                                                        ========

MORTGAGE RECORDING TAX - HYPOTHECATED LOAN

The Operating Partnership mortgage tax credit loans totaled approximately $134,000 from LBHI at December 31,1998. These loans were collateralized by the mortgages encumbering the Operating Partnership's interests in 711 Third Avenue. The loans were also collateralized by an equivalent amount of the Company's cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rate commensurate with that of the portfolio of six month US Treasury securities, which matured on May 18, 1999. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 1998. The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property based debt, for which these credits would be applicable and provide a financial savings. These mortgage tax credit loans were fully utilized during 1999.

10. REVOLVING CREDIT FACILITIES

PSCC FACILITY

On December 28, 1999, the Company closed on a $30,000 credit facility with Prudential Securities Credit Corp. ("PSCC"). The borrowing capacity was $15,000, of which none was drawn down at December 31, 1999. The PSCC Facility was secured by the Company's preferred equity interest in 1370 Avenue of the Americas and a repurchase mortgage participation interest in the mortgage at 420 Lexington Avenue. On March 30, 2000, PSCC increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was to mature on December 27, 2000, was extended for one year. At that time, the PSCC Facility was increased to $60,000.

At December 31, 2000, the Company had $23,374 outstanding under its PSCC Facility (interest rate of 8.07 percent). The PSCC Facility is secured by the $51,905 in mortgage loans receivable on 2 GCT.

$250 MILLION CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (defined below) and obtained a new unsecured revolving credit facility in the amount of $250,000 ("$250 Million Credit Facility") from a group of 9 lender banks. The $250 Million Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The Company has the ability to upsize this credit facility to $300,000. At December 31, 2000, $23,000 was outstanding and carried an interest rate of 8.17 percent. Availability under the $250 Million

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

Credit Facility at December 31, 2000 was further reduced by the issuance of letters of credit in the amount of $21,000 for acquisition deposits.

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

$140 MILLION CREDIT FACILITY

On December 19, 1997, the Company entered into a $140,000 three year senior unsecured revolving credit facility (the"$140 Million Credit Facility") due December 2000. Availability under the $140 Million Credit Facility was limited to an amount less than the $140,000 which was calculated by several factors including recent acquisition activity and most recent quarterly property performance. Outstanding loans under the $140 Million Credit Facility bore interest on a graduated rate per annum equal to the LIBOR rate applicable to each interest period plus 120 basis points to 145 basis points per annum. The $140 Million Credit Facility required the Company to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. At December 31, 1999, the outstanding amount of indebtedness under the $140 Million Credit Facility was $83,000 and the interest rate on such indebtedness was 7.82% per annum. Availability under the $140 Million Credit Facility was reduced further by the issuance of letters of credit in the amount of $7,500 for acquisition deposits for the year ended December 31, 1999. At December 31, 1999, the Company's borrowing capacity under the $140 Million Credit Facility was $49,500.

The $140 Million Credit Facility was repaid in full and retired in June 2000, in connection with the Company obtaining the new $250 Million Credit Facility, as described above. The Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

ACQUISITION FACILITY

In March 1998, the Company requested the $140 Million Credit Facility banking group to temporarily relieve the Company from its obligations under the financial covenants of the $140 Million Credit Facility in order to close an additional financing necessary to acquire the Helmsley Properties (the "Acquisition Facility"). This Acquisition Facility closed on March 18, 1998, financed the Helmsley Properties acquisition, paid-off the outstanding balance on the Company's Credit Facility and provided on-going liquidity for future acquisition and corporate needs. The term of the Acquisition Facility was one year. The interest rate was determined by a schedule of the percent of the loan commitment outstanding and the duration of the loan commitment outstanding ranging from 170 basis points to 300 basis points over LIBOR. As a result of the Company's May 1998 Public Equity Offerings, on May 18, 1998, the Company repaid the Acquisition Facility prior to its scheduled maturity date of March 18, 1999. The Company's early extinguishment of the Acquisition Facility results in the write-off of unamortized deferred financing costs totaling approximately $522 (net of minority interest of $52) which were classified as an extraordinary loss during the quarter ended June 30, 1998.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

INTEREST RATE PROTECTION AGREEMENTS

In anticipation of financing properties, the Company executed a forward treasury rate lock on September 2, 1998 for $100,000 of future financing. The underlying rate for that position was 5.13%. On December 3, 1998 this rate lock expired and was not renewed. The negative value of this hedge at expiration was $3,200. In connection with the hedge, the Company had commitments to complete five permanent mortgage financings totaling $103,000 on properties located at 70 West 36th Street, 36 West 44th Street, 1414 Avenue of the Americas, 633 Third Avenue and 1412 Broadway. The hedge cost represents a deferred financing cost which will be amortized over the life of these financings, except for $200 which related to a mismatch in terms resulting in a charge to 1998 earnings.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash equivalents, accounts receivable, mortgage receivables, accounts payable, and mortgage notes payable and revolving credit facilities amounts reasonably approximate their fair values based on discounted cash flow models.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. RENTAL INCOME

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 2001 to 2020. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2000 are as follows:

     2001 ............................................   $  178,540
     2002 ............................................      170,537
     2003 ............................................      163,047
     2004 ............................................      147,456
     2005 ............................................      135,030
     Thereafter ......................................      613,304
                                                         ----------
                                                         $1,407,914
                                                         ==========

13. RELATED PARTY TRANSACTIONS

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green exclusive of the uncombined joint ventures which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the years ended December 31, include the following:

                                                 2000         1999         1998
                                                ------       ------       ------
Management revenues .....................       $  209       $  171       $  178
Leasing commission revenues .............           --          107          181
Maintenance expense .....................        4,644        4,707        2,118
Rental revenue ..........................          123           --           --

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

Amounts due from related parties at December 31, consist of ..     2000     1999
                                                                   ----     ----
17 Battery Condominium Association ...........................     $127     $176
Morgan Stanley Real Estate Funds .............................      464      197
Carlyle Group ................................................       12       13
Officers .....................................................       77      141
SLG 100 Park LLC .............................................      121       --
                                                                   ----     ----
                                                                   $801     $527
                                                                   ====     ====

14. STOCKHOLDERS' EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of Common Stock, $.01 par value per share, 75,000,000 shares of Excess Stock, at $.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $.01 per share. On August 20, 1997, the Company issued 11,615,000 shares of its Common Stock (including the underwriters' over-allotment option of 1,520,000 shares) through an initial public offering (the "Offering"). Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to officer stock loans and 85,600 shares of restricted common stock to a financial advisor. In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders' shares. As of December 31, 2000, no shares of Excess Stock were issued and outstanding.

On May 12, 1998 (the "May 1998 Offering"), the Company completed the sale of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the "PIERS"). Gross proceeds from these equity offerings ($353,000, net of underwriter's discount) were used principally to repay the Acquisition Facility (see Note 10) and acquire additional properties. These offerings resulted in the reduction of continuing investor's interest in the Operating Partnership from 16.2% to 9.2%.

As of December 31, 2000 and 1999, the minority interest unitholders owned 8.6% (2,307,515 units) and 9.1% (2,428,217 units) of the Operating Partnership, respectively.

At December 31, 2000, 10,275,480 shares of common stock were reserved for the conversion of 2,307,515 units, 3,268,965 stock options and 4,699,000 PIERS.

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

STOCK OPTION PLANS

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (The "Stock Option Plan"). The Stock Option Plan authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code ("ISOs"), (ii) the grant of stock options that do not so qualify ("NQSOs"), (iii) the grant of stock options in lieu of cash Directors' fees and employee bonuses, (iv) grants of shares of Common Stock, in lieu of compensation; and (v) the making of loans to acquire shares of Common Stock, in lieu of compensation. The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant in the case of ISOs; provided that, in the case of grants of NQSOs granted in lieu of cash Director's fees and employee bonuses, the exercise price may not be less than 50% of the fair market value of the shares of Common Stock on the date of grant. At December 31, 2000, approximately 3,268,965 shares of Common Stock were reserved for exercise of warrants and stock options.

Options granted under the 1997 qualified stock option plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are exercisable in three equal annual installments commencing one year from the date of grant (with the exception of 10,000 options which had a vesting period of one year).

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

A summary of the status of the Company's stock options as of December 31, 2000 and 1999 and changes during the years ended December 31, 2000 and 1999 are presented below:

                                                        OUTSTANDING  WEIGHTED AVERAGE
                                                          OPTIONS     EXERCISE PRICE
                                                        -----------  ----------------
Balance at December 31, 1998 ......................       1,798,000       $21.19
Granted ...........................................         609,000       $20.59
Exercised .........................................              --           --
Lapsed or cancelled ...............................        (356,000)      $22.41
                                                         ----------       ------
Balance at December 31, 1999 ......................       2,051,000       $20.80
Granted ...........................................         626,000       $24.98
Exercised .........................................        (206,035)      $20.99
Lapsed or cancelled ...............................         (29,999)      $21.58
                                                         ----------       ------

Balance at December 31, 2000 ......................       2,440,966       $21.85
                                                         ==========       ======
Options exercisable at December 31, 1999 ..........         529,364       $21.06
Options exercisable at December 31, 2000 ..........         742,993       $20.95

The weighted average exercise price of the 742,993 options exercisable was $20.95 at December 31, 2000. All options were granted within a price range of $17.75 to $27.75. The remaining weighted average contractual life of the options was 8.31 years. The weighted average fair value of options granted during the year was $2,405 and $2,300 for the years ended December 31, 2000 and 1999, respectively. The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000, 1999, and 1998.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

                                              2000         1999        1998
       -------------------------------------------------------------------------
       Dividend yield                        5.50%         5.00%       5.00%
       Expected life of option              4 years       4 years     4 years
       Risk-free interest rate               5.00%         5.00%       5.00%
       Expected stock price volatility       25.35%       28.76%       36.95%

The compensation cost under FAS 123 for the stock performance-based plan would have been $2,455, $1,600 and $2,600 in 2000, 1999, and 1998, respectively. Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with FAS 123, the Company's net income and net income per common share for 2000, 1999, and 1998 would approximate the pro forma amounts below:

                                                       2000      1999    1998
       -------------------------------------------------------------------------
       Net income available to common shareholders    $74,136  $31,705  $20,900
       Basic earnings per common share                 $3.04    $1.31    $1.06
       Diluted earnings per common share               $2.85    $1.31    $1.06

The effects of applying FAS 123 in this pro forma disclosure are not indicative of future amounts.

EARNINGS PER SHARE

Earnings per share is computed as follows:

                                                  FOR THE YEAR ENDED DECEMBER 31, 2000

                                                     INCOME       SHARES     PER SHARE
                                                   (NUMERATOR) (DENOMINATOR)  AMOUNT
--------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                                     $   76,591   24,373,000    $3.14
Effect of Dilutive Securities:
  Redemption of Units to common shares                  7,430    2,365,000
  Preferred Stock (if converted to common stock)        9,200    4,698,900
  Stock Options                                            --      381,000
--------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                                     $   93,221   31,817,900    $2.93
--------------------------------------------------------------------------------------

                                                        FOR THE YEAR ENDED DECEMBER 31, 1999

                                                          INCOME       SHARES     PER SHARE
                                                        (NUMERATOR) (DENOMINATOR)  AMOUNT
-------------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                                          $   33,258   24,192,000    $1.37
Effect of Dilutive Securities:
  Redemption of Units to common shares                       3,356    2,428,000
  Stock Options                                                 --       60,000
-------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                                          $   36,614   26,680,000    $1.37
-------------------------------------------------------------------------------------------

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

                                                       FOR THE YEAR ENDED DECEMBER 31, 1998

                                                          INCOME       SHARES     PER SHARE
                                                        (NUMERATOR) (DENOMINATOR)  AMOUNT
-----------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                                          $   23,482   19,675,000     $1.19
Effect of Dilutive Securities:
  Redemption of Units to common shares                       3,043    2,406,000
  Stock Options                                                 --       64,000
-----------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                                          $   26,525   22,145,000     $1.19
-----------------------------------------------------------------------------------------

The PIERS outstanding in 1999 and 1998 were not included in the 1999 and 1998 computations of earnings per share as they were anti-dilutive during those periods.

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

15. BENEFIT PLANS

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $825, $644, and $366, during the years ended December 31, 2000, 1999 and 1998, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

EXECUTIVE STOCK COMPENSATION

During July 1998, the Company issued 150,000 shares in connection with an employment contract. These shares vest annually at rates of 15% to 35% and were recorded at fair value. At December 31, 2000, 45,000 of these shares had vested. The Company recorded compensation expense of approximately $534 for each of the years ended December 31, 2000 and 1999.

Effective January 1, 1999 the Company implemented a deferred compensation plan (the "Deferred Plan") covering certain executives of the Company. In connection with the Deferred Plan the Company issued 240,000 restricted shares. The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. As of December 31, 2000, 80,320 of these shares had vested. The Company recorded compensation expense of approximately $880 and $893 for the years ended December 31, 2000 and 1999, respectively.

DEFERRED COMPENSATION AWARD

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred Compensation Award on the balance sheet.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

401(k) PLAN

During August 1997, the Company implemented a 401(k) Savings/Retirement Plan (the "401(k) Plan") to cover eligible employees of the Company and any designated affiliate. The 401(k) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(k) Plan. As of December 31, 1999, the Company had not made any contributions to the 401(k) Plan. During 2000, the Company amended its 401(k) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. For the year ended December 31, 2000, the Company made a matching contribution of $54.

16. COMMITMENTS AND CONTINGENCIES

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

The Company has entered into employment agreements with certain executives. Seven executives have employment agreements which expire between October 2001 and January 2007. The cash based compensation associated with these employment agreements totals approximately $2,075 annually.

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

The Company continues to lease the 673 First Avenue property which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,035 and $2,782 at December 31, 2000 and 1999, respectively. The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2000.

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)

                                                                      NONCANCELLABLE
DECEMBER 31,                                      CAPITAL LEASES     OPERATING LEASES
------------                                      --------------     ----------------
2001                                                 $  1,290           $ 11,594
2002                                                    1,290             11,982
2003                                                    1,290             11,982
2004                                                    1,290             11,982
2005                                                    1,322             11,982
Thereafter                                             59,009            320,242
                                                     --------           --------
Total minimum lease
payments                                               65,491           $379,764
                                                                        ========
Less amount
representing interest                                 (50,188)
                                                     --------
Present value of net
minimum lease payments                               $ 15,303
                                                     ========

17. TECHNOLOGY INVESTMENTS AND ALLIANCES

Through December 31, 2000, the Company had 476,705 warrants from Onsite Access Inc. ("Onsite") in exchange for providing Onsite with access to its portfolio of properties. This arrangement provides certain marketing preferences to Onsite in exchange for which the Company will receive a share in the revenues of the service provider. The Company is also entitled to receive up to an additional 405,648 warrants based on the terms of the Warrant Issuance Agreement. Onsite provides comprehensive communications solutions for small and medium-sized business customers in multi-tenant commercial office buildings. The warrants had an estimated fair value of $306 at December 31, 1999. This was recorded as Deferred Revenue at December 31, 1999 and will be amortized over the term of the agreement. The warrants are held in an LLC of which the Company owns a 75 percent managing member interest, and the remaining interest is held by certain members of management.

On March 29, 2000, the Company entered into an agreement with Broadband Office, Inc. ("Broadband") to provide telecommunication and internet services to its tenants. In exchange for providing Broadband with access to tenants at some of the Company's properties, the Company received 164,000 shares of common stock with a fair value of $235 on that date.

Through December 31, 2000, the Company made a $1,500 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $500. IRP invests in real estate-related internet, technology and e-commerce companies.

On June 6, 2000, the Company entered into a marketing and cooperation agreement with Eureka to provide telecommunication and internet services to its tenants. In exchange for providing Eureka with access to tenants at some of the Company's properties, the Company will receive warrants based on the square footage of property provided. As of December 31, 2000, 58,000 warrants had been received. Such warrants had no value at December 31, 2000.

On August 22, 2000, the Company entered into an agreement with Verticore Communications Ltd. ("Verticore") to participate in the elevator news network program. In exchange for providing Verticore with access to the Company's properties, the Company will receive warrants based on the number of qualifying elevator cabs. As of December 31, 2000, 195,000 warrants had been received by the Company. Such warrants had no value at December 31, 2000. In addition, the Company made a $750 capital investment in exchange for 150,000 shares of Series 2 Class C Convertible Preferred Stock.

18. ENVIRONMENTAL MATTERS

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

                              SL GREEN REALTY CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

          (DOLLARS IN THOUSANDS, EXCEPT SQUARE FEET AND PER SHARE DATA)


19. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly data for the last two years is presented in the tables below:

2000 QUARTER ENDED                                    DECEMBER 31     SEPTEMBER 30     JUNE 30        MARCH 31
------------------                                    -----------     ------------     -------        --------
Total revenues                                        $ 58,195        $ 60,874        $ 56,494        $ 54,759
                                                      ========        ========        ========        ========
Income net of minority interest and before gain
   on sale and extraordinary item                       12,104          12,774          11,028           9,815
Gain on sale                                            16,770           5,624           4,797          14,225

Extraordinary item                                        (491)             --            (430)             --
                                                      --------        --------        --------        --------

Net income before preferred dividends                   28,383          18,398          15,395          24,040

Preferred dividends and accretion                       (2,407)         (2,407)         (2,407)         (2,407)
                                                      --------        --------        --------        --------

Income available to common shareholders               $ 25,976        $ 15,991        $ 12,988        $ 21,633
                                                      ========        ========        ========        ========

Net income per common share - Basic                   $   1.07        $   0.65        $   0.53        $   0.89
                              Diluted                 $   0.89        $   0.58        $   0.49        $   0.76
                                                      ========        ========        ========        ========

1999 QUARTER ENDED                                    DECEMBER 31     SEPTEMBER 30     JUNE 30        MARCH 31
------------------                                    -----------     ------------     -------        --------
Total revenues                                        $ 53,890        $ 54,652        $ 50,809        $ 46,662
                                                      ========        ========        ========        ========
Income net of minority interest and before
   extraordinary item                                   11,345          10,472          11,404          10,613

Extraordinary item                                        (361)             --            (628)             --
                                                      --------        --------        --------        --------

Net income before preferred dividends                   10,984          10,472          10,776          10,613

Preferred dividends and accretion                       (2,399)         (2,399)         (2,399)         (2,399)
                                                      --------        --------        --------        --------

Income available to common shareholders               $  8,585        $  8,073        $  8,377        $  8,214
                                                      ========        ========        ========        ========

Net income per common share - basic and
diluted                                               $   0.35        $   0.33        $   0.35        $   0.34
                                                      ========        ========        ========        ========

20. SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance, utility costs and ground rent expense (at certain applicable properties) and real estate taxes. The single office real estate business segment meets the quantitative threshold for determining reportable segments. The Company has no tenant with rental revenue greater than 10% of the Company's revenue.

                              SL GREEN REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000
                             (DOLLARS IN THOUSANDS)

        COLUMN A            COLUMN B            COLUMN C                   COLUMN D                          COLUMN E
        --------            --------            --------                   --------                          --------
                                              INITIAL COST             COST CAPITALIZED      GROSS AMOUNT AT WHICH CARRIED AT CLOSE
                                                                   SUBSEQUENT TO ACQUISITION                OF PERIOD


                                                   BUILDING AND               BUILDING AND                BUILDING AND
  DESCRIPTION (1)(4)      ENCUMBRANCE      LAND    IMPROVEMENTS      LAND     IMPROVEMENTS       LAND     IMPROVEMENTS      TOTAL
  -------------------     -----------      ----    ------------      ----     ------------       ----     ------------      -----
70 West 36th St. (2)               --     $1,517        $7,700         $13          $7,997       $1,530       $15,697       $17,227
1414 Avenue of the
   Americas (2)                    --      2,948         6,790          60           2,901        3,008         9,691        12,699
673 First Avenue              $11,992         --        43,618          --           1,056           --        44,674        44,674
470 Park Avenue South           9,771      3,750        30,718           1           2,126        3,751        32,844        36,595
1372 Broadway                      --     10,478        41,912          67           6,977       10,545        48,889        59,434
1140 Avenue of the
Americas                           --         --        21,035          --           3,345           --        24,380        24,380
50 West 23rd Street            21,000      7,217        28,866          43           2,318        7,260        31,184        38,444
17 Battery Place North             --      7,237        29,080          20           5,802        7,257        34,882        42,139
110 East 42nd Street               --      6,000        24,070          26           3,209        6,026        27,279        33,305
1466 Broadway                      --     11,643        53,608          --           3,100       11,643        56,708        68,351
420 Lexington Ave             125,000         --        83,272          --          58,419           --       141,691       141,691
440 Ninth Avenue                   --      6,326        25,172          --           7,926        6,326        33,098        39,424
711 Third Avenue               49,172     19,843        40,342          --          13,688       19,843        54,030        73,873
1412 Broadway                  52,000     16,221        64,886           3           2,473       16,224        67,359        83,583
555 West 57th Street           69,606     18,845        83,353          --           5,770       18,845        89,123       107,968
286 Madison Avenue (3)             --      2,474         9,887          --           1,982        2,474        11,869        14,343
290 Madison Avenue (3)             --      1,576         6,305          --             811        1,576         7,116         8,692
292 Madison Avenue (3)                     5,949        23,798                       2,621        5,949        26,419        32,368
875 Bridgeport Ave.
  Shelton, CT                  14,901      3,315        13,305                          --        3,315        13,305        16,620
                             --------   --------      --------       -----        --------     --------      --------      --------
                             $353,442   $125,339      $637,717       $ 233        $132,521     $125,572      $770,238      $895,810
                             ========   ========      ========       =====        ========     ========      ========      ========

        COLUMN A            COLUMN F       COLUMN G    COLUMN H     COLUMN I
        --------            --------       --------    --------     --------



                                                                  LIFE ON WHICH
                          ACCUMULATED      DATE OF       DATE    DEPRECIATION IS
  DESCRIPTION (1)(4)      DEPRECIATION   CONSTRUCTION  ACQUIRED     COMPUTED
  -------------------     ------------   ------------  --------  ---------------
70 West 36th St. (2)              $7,954               12/19/84      Various
1414 Avenue of the
   Americas (2)                    1,155                6/18/96      Various
673 First Avenue                  13,116                8/20/97      Various
470 Park Avenue South             10,914                8/20/97      Various
1372 Broadway                      4,444                8/20/97      Various
1140 Avenue of the
Americas                           1,746                8/20/97      Various
50 West 23rd Street                2,692                8/20/97      Various
17 Battery Place North             2,730               12/19/97      Various
110 East 42nd Street               2,612                9/15/97      Various
1466 Broadway                      4,196                3/18/98      Various
420 Lexington Ave                 10,225                3/18/98      Various
440 Ninth Avenue                   2,209                6/1/98       Various
711 Third Avenue                   3,719                5/20/98      Various
1412 Broadway                      4,316                8/14/98      Various
555 West 57th Street               4,458                1/1/99       Various
286 Madison Avenue (3)               453                5/24/99      Various
290 Madison Avenue (3)               295                5/24/99      Various
292 Madison Avenue (3)             1,033                5/24/99      Various
875 Bridgeport Ave.
  Shelton, CT                        165                6/20/00      Various
                                 -------
                                 $78,432
                                 =======

-------------------
(1) All properties located in New York, New York, except for 875 Bridgeport Avenue, Shelton, CT
(2) Mortgage loan totaling $26,200 encumbers 1414 Avenue of Americas, and 70 West 36th Street
(3) Mortgage loan totaling $26,950 encumbers 286 Madison Avenue, 290 Madison Avenue and 292 Madison Avenue
(4) Excludes properties held for sale with gross cost of $10,697 encumberances of $7,750 and accumulated depreciation of $578.

                              SL GREEN REALTY CORP.
              SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2000

                             (DOLLARS IN THOUSANDS)

The changes in real estate for the three years ended December 31, 2000, are as follows:

                                       2000             1999             1998
                                     ---------        ---------        ---------
Balance at beginning of year         $ 908,866        $ 697,061        $ 338,818
Property Acquisitions                   16,620          152,187          339,072
Improvements                            38,855           86,598           19,171
Retirements/disposals                  (68,531)         (26,980)              --
                                     ---------        ---------        ---------
Balance at end of year               $ 895,810        $ 908,866        $ 697,061
                                     =========        =========        =========

The aggregate cost of land, buildings and improvements for Federal income tax purposes at December 31, 2000 was approximately $847,617.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2000, are as follows:

                                          2000            1999            1998
                                        --------        --------        --------
Balance at beginning of year            $ 56,983        $ 37,317        $ 23,800
Depreciation for year                     24,620          22,110          13,517
Retirements/disposals                     (3,171)         (2,444)             --
                                        --------        --------        --------
Balance at end of year                  $ 78,432        $ 56,983        $ 37,317
                                        ========        ========        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions "Election of Directors" and "Principal and Management Stockholders -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2000 (the "2001 Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions "Election of Directors -- Director Compensation" and "Executive Compensation" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Principal and Management Stockholders" in the 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP

  Report of Independent Auditors.............................................................................30
  Consolidated Balance Sheets as of December 31, 2000 and 1999...............................................31
  Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.....................32
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.......33
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.................34
  Notes to Consolidated Financial Statements ................................................................35

(a)(2) Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000..............................58

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

                                INDEX TO EXHIBITS

(a)

EXHIBITS                                                                    PAGE
--------                                                                    ----

 2.1 Form of Purchase and Sale Agreement between The Prudential Insurance Company of America, as Seller, and SL Green 100 Park LLC, as Buyer***
 2.2 Form of Second Amended and Restated Operating Agreement of SLG 100 Park LLC between The Prudential Insurance Company of America and SL Green 100 Park LLC***
 2.3 Form of Agreement of Spreader, Consolidation and Modification of Mortgage by SLG 100 Park LLC, as Borrower to The Prudential Insurance Company of America, as Lender***
 2.4 Form of Amended, Restated and Consolidated Mortgage Note by SLG 100 Park LLC, as Borrower, to The Prudential Insurance Company of America, as Lender***
 3.1  Articles of Incorporation of the Company*
 3.2  Bylaws of the Company*
 4.0 Rights Agreement, dated as of March 6, 2000, between SL Green Realty Corp. and American Stock Transfer & Trust Company which includes as Exhibit B thereto, the Form of Rights Certificates****
 4.1  Specimen Share Certificate*
10.1  Form of Agreement of Limited Partnership of the Operating Partnership*
10.2  Form of Articles of Incorporation and Bylaws of the Management
      Corporation*
10.3 Form of Employment and Noncompetition Agreement among the Executive Officers and the Company*
10.4 Employment and Noncompetition Agreement between David J. Nettina and the Company*
10.5 Form of Registration Rights Agreement between the Company and the persons named therein*
10.6  Amended 1997 Stock Option and Incentive Plan**
10.7  Form of June 27, 2000 Revolving Credit and Guaranty Agreement*****
10.8 Form of Purchase and Sale Agreement between ARE One Park Avenue LLC, One Park Avenue Fee LLC, One Park Avenue SPE Inc. and One Park Avenue Manager LLC, as Sellers, and SL Green Diamond LLC, as buyer******
21.1  Subsidiaries of the Registrant
23.1  Consent of Ernst & Young LLP

----------

* Incorporated by reference to the Company's Registration Statement on Form S-11 (333-29329) declared effective by the Commission on August 14, 1997.
** Incorporated by reference to the Company's Registration Statement on Form S-11 (333-50309) declared effective by the Commission on May 12, 1998.
*** Incorporated by reference to the Company's Form 8-K dated February 18, 2000, filed with the Commission on March 3, 2000

**** Incorporated by reference to the Company's Form 8-K dated February 16, 2000, filed with the Commission on March 16, 2000
***** Incorporated by reference to the Company's Form 8-K dated June 27, 2000, filed with the Commission on July 12, 2000
****** Incorporated by reference to the Company's Form 8-K dated September 29, 2000, filed with the Commission on October 4, 2000.

(b)     Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended December 31, 2000:

      1.    Form 8-K dated October 4, 2000, Items 5 and 7
      2.    Form 8-K dated October 25, 2000, Items 7 and 9

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SL GREEN REALTY CORP.


Dated: March 16, 2001                         By: /s/ THOMAS E. WIRTH
                                                  ------------------------------
                                              Thomas E. Wirth
                                              Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Stephen L. Green, and Thomas E. Wirth, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        Signatures                     Title                                    Date
        ----------                     -----                                    ----


        /s/ Stephen L. Green*
        ----------------------------   Chairman of the Board of Directors       March 16, 2001
        Stephen L. Green               Chief Executive Officer


        /s/ David J. Nettina*
        ----------------------------   President and Chief Operating Officer    March 16, 2001
        David J. Nettina               (Principal Executive Officer)

        /s/ Thomas E. Wirth*
        ----------------------------   Executive Vice President and             March 16, 2001
        Thomas E. Wirth                Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)

        /s/ Benjamin P. Feldman*
        ----------------------------   Director                                 March 16, 2001
        Benjamin P. Feldman


        /s/ John H. Alschuler, Jr*
        ----------------------------   Director                                 March 16, 2001
        John H. Alschuler, Jr.


        /s/ Edwin Thomas Burton, III*
        ----------------------------   Director                                 March 16, 2001
        Edwin Thomas Burton, III


        /s/ John S. Levy*
        ----------------------------   Director                                 March 16, 2001
        John S. Levy

         *By Power of Attorney