Form 10-Q
period 2001-03-31
SL GREEN REALTY CORP
filed 2001-05-04
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes /X/ No / /.

The number of shares outstanding of the registrant's common stock, $0.01 par value was 24,705,163 at April 16, 2001.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                                                                           PAGE

         Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000.................      3

         Condensed Consolidated Statements of Income for the three months ended March 31, 2001 and 2000
           (unaudited)................................................................................................      4

         Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2001
           (unaudited)................................................................................................      5

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000
           (unaudited)................................................................................................      6

         Notes to Condensed Consolidated Financial Statements
           (unaudited)................................................................................................      7


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...............................................................................     17

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................     23

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.......................................................................................     24

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS...............................................................     24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................................................     24

SIGNATURES............................................................................................................     25

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                             MARCH 31,       DECEMBER 31,
                                                                                            -----------      ------------
                                                                                                2001             2000
                                                                                            -----------      ------------
                                                                                            (UNAUDITED)       (Note 1)
       ASSETS
        Commercial real estate properties, at cost:
        Land and land interests .......................................................     $   165,814      $   125,572
        Buildings and improvements ....................................................         785,280          618,637
        Building leasehold ............................................................         140,951          139,393
        Property under capital lease ..................................................          12,208           12,208
                                                                                            -----------      -----------
                                                                                              1,104,253          895,810
        Less accumulated depreciation .................................................         (81,409)         (78,432)
                                                                                            -----------      -----------
                                                                                              1,022,844          817,378
        Property held for sale ........................................................          82,153           10,895
        Cash and cash equivalents .....................................................           8,078           10,793
        Restricted cash ...............................................................          43,445           86,823
        Tenant and other receivables, net of allowance of $2,141 and $1,723 in 2001
          and 2000, respectively ......................................................           8,940            7,580
        Related party receivables .....................................................           1,046              917
        Deferred rents receivable, net of allowance for tenant credit loss of $5,334
          and $4,860 in 2001 and 2000, respectively ...................................          46,843           45,816
        Investment in and advances to affiliates ......................................           6,919            6,373
        Mortgage loans receivable, net of  $2,562 and $3,321 discount in 2001 and 2000,
          respectively ................................................................          92,982           51,293
        Investments in unconsolidated joint ventures ..................................          72,673           65,031
        Deferred costs, net ...........................................................          40,940           40,113
        Other assets ..................................................................          16,650           18,142
                                                                                            -----------      -----------
              Total assets ............................................................     $ 1,443,513      $ 1,161,154
                                                                                            ===========      ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        Mortgage notes payable ........................................................     $   528,535      $   414,342
        Revolving credit facilities ...................................................         211,926           46,374
        Derivative instruments at fair value ..........................................           2,814               --
        Accrued interest payable ......................................................           3,676            2,349
        Accounts payable and accrued expenses .........................................          22,122           24,818
        Deferred compensation awards ..................................................           1,838            2,833
        Deferred revenue ..............................................................           2,073            1,112
        Capitalized lease obligations .................................................          15,369           15,303
        Deferred land lease payable ...................................................          13,512           13,158
        Dividend and distributions payable ............................................          12,746           12,678
        Security deposits .............................................................          20,137           19,014
                                                                                            -----------      -----------
               Total liabilities ......................................................         834,748          551,981
        Commitments and Contingencies
        Minority interest in Operating Partnership ....................................          43,062           43,326
        8% Preferred Income Equity Redeemable SharesSM $0.01 par value
           $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
           outstanding at March 31, 2001, and December 31, 2000 .......................         110,888          110,774
        STOCKHOLDERS' EQUITY
        Common stock, $0.01 par value 100,000 shares
           authorized, 24,705 and 24,516 issued and outstanding at March 31, 2001 and
           December 31, 2000 respectively .............................................             248              246
        Additional paid - in-capital ..................................................         433,482          428,698
        Deferred compensation plans ...................................................          (8,393)          (5,037)
        Officers' loans, net ..........................................................          (1,007)              --
        Accumulated other comprehensive loss ..........................................          (2,409)              --
        Retained earnings .............................................................          32,894           31,166
                                                                                            -----------      -----------
               Total stockholders' equity .............................................         454,815          455,073
                                                                                            -----------      -----------
        Total liabilities and stockholders' equity ....................................     $ 1,443,513      $ 1,161,154
                                                                                            ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2001          2000
                                                                                 --------      --------
             REVENUES
             Rental revenue ................................................     $ 55,003      $ 46,941
             Escalation and reimbursement revenues .........................        8,057         5,981
             Signage rent ..................................................          350           500
             Investment income .............................................        3,274         1,013
             Other income ..................................................          310           324
                                                                                 --------      --------
                Total Revenues .............................................       66,994        54,759
                                                                                 --------      --------

             EXPENSES
             Operating expenses including $893 (2001) and $935 (2000)
                  to affiliates ............................................       15,826        13,190
             Real estate taxes .............................................        8,180         7,335
             Ground rent ...................................................        3,159         3,183
             Interest ......................................................       13,897         9,492
             Depreciation and amortization .................................        9,720         7,816
             Marketing, general and administrative .........................        3,547         2,788
                                                                                 --------      --------
                Total Expenses .............................................       54,329        43,804
                                                                                 --------      --------
             Income before equity in net (loss) income from affiliates,
                     equity in net income of unconsolidated joint ventures,        12,665        10,955
                     gain on sale, minority interest, extraordinary item and
                     cumulative effect adjustment
             Equity in net (loss) income from affiliates ...................         (269)          170
             Equity in net income of unconsolidated joint ventures .........        1,513           841
             Gain on sale of rental property ...............................        1,514        14,225
                                                                                 --------      --------
             Income before minority interest, extraordinary item and
                  cumulative effect adjustment .............................       15,423        26,191
             Minority interest in operating partnership ....................       (1,081)       (2,151)
                                                                                 --------      --------
             Income before extraordinary items and cumulative effect
                  adjustment ...............................................       14,342        24,040
             Extraordinary item, net of minority interest of $8 in .........          (98)           --
                  2001
             Cumulative effect of change in accounting principle ...........         (532)           --
                                                                                 --------      --------
             Net income ....................................................       13,712        24,040
             Preferred stock dividends .....................................       (2,300)       (2,300)
             Preferred stock accretion .....................................         (114)         (107)
                                                                                 --------      --------
                Net income available to common shareholders ................     $ 11,298      $ 21,633
                                                                                 ========      ========

             BASIC EARNINGS PER SHARE:
                Net income before extraordinary item and cumulative
                  effect adjustment ........................................     $   0.48      $   0.89
                Extraordinary item .........................................           --            --
                Cumulative effect of change in accounting

                  principle ................................................        (0.02)           --
                                                                                 --------      --------
             Net income ....................................................     $   0.46      $   0.89
                                                                                 ========      ========
             DILUTED EARNINGS PER SHARE:
                Net income before extraordinary item and cumulative
                  effect adjustment ........................................     $   0.47      $   0.83
                Extraordinary item .........................................           --            --
                Cumulative effect of change in accounting principle ........        (0.02)           --
                                                                                 --------      --------
             Net income ....................................................     $   0.45      $   0.83
                                                                                 ========      ========
             Dividends per common share ....................................     $ 0.3875      $ 0.3625
                                                                                 ========      ========

             Basic weighted average common shares outstanding ..............       24,639        24,220
                                                                                 ========      ========
             Diluted weighted average common shares and
                   common share equivalents outstanding ....................       27,403        31,531
                                                                                 ========      ========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   Accumulated
                                           Additional     Deferred                    Other
                                Common       Paid-In    Compensation  Officers'   Comprehensive    Retained           Comprehensive
                                 Stock       Capital       Plans        Loans         Loss         Earnings   Total      Income
                                 -----       -------       -----        -----         ----         --------   -----  --------------

Balance at December 31, 2000      $246     $428,698         $(5,037)     $  ---     $  ---       $31,166    $455,073       $ --
Cumulative effect of
accounting change                                                                     (811)                     (811)
Comprehensive Income:
    Net income                                                                                    13,712      13,712       13,712
    Unrealized loss on
    derivative instruments                                                          (1,598)                   (1,598)      (1,598)
Total comprehensive
    income
Preferred dividend and
    accretion requirement                                                                         (2,414)     (2,414)
Deferred compensation plan
    and officers' loans              1        3,704          (3,705)     (1,007)                              (1,007)
Amortization of deferred
    compensation plan                                           349                                              349
Redemption of units                             460                                                              460
Proceeds from options
    exercised                        1          620                                                              621
Cash distributions declared
    ($0.3875 per common share)                                                                    (9,570)     (9,570)
                                  ====     ========         ========    ========   ========      =======    ========       -------
BALANCE AT MARCH 31, 2001
    (UNAUDITED)                   $248     $433,482         $(8,393)    $(1,007)   $(2,409)      $32,894    $454,815       $12,114
                                  ====     ========         ========    ========   ========      =======    ========       =======











   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                 Three Months Ended March 31,
                                                                                     2001           2000
                                                                                   ---------      --------
       OPERATING ACTIVITIES:
       Net income ............................................................     $  13,712      $ 24,040
       Adjustments to reconcile net income with net cash provided by operating activities:
         Depreciation and amortization .......................................         9,720         7,816
         Amortization of discount on mortgage receivable .....................          (759)          (24)
         Gain on sale of rental property .....................................        (1,514)      (14,225)
         Cumulative effect of accounting change ..............................           532            --
         Extraordinary item net of minority interest .........................            98            --
         Equity in net loss (income) from affiliates .........................           269          (170)
         Equity in net income from unconsolidated joint ventures .............        (1,513)         (841)
         Minority interest ...................................................         1,081         2,151
         Deferred rents receivable ...........................................        (4,170)       (3,470)
         Provision for deferred rents and bad debts ..........................         1,124           494
         Officer loans and Amortization of deferred compensation .............          (658)          365
       Changes in operating assets and liabilities:
         Restricted cash - operations ........................................           978            61
         Tenant and other receivables, net ...................................        (1,778)          273
         Related party receivables ...........................................          (129)           17
         Deferred costs ......................................................        (2,098)       (2,629)
         Other assets ........................................................         1,593         3,889
         Accounts payable, accrued expenses and other liabilities ............        (1,241)       (2,301)
         Deferred revenue ....................................................           961         1,174
         Deferred land lease payable .........................................           354           441
                                                                                   ---------      --------
         Net cash provided by operating activities ...........................        16,562        17,061
                                                                                   ---------      --------

       INVESTING ACTIVITIES:
         Additions to land, buildings and improvements .......................      (292,263)       (6,895)
         Restricted cash - capital improvements ..............................        42,400        (4,606)
         Investment in and advances to affiliates ............................          (815)         (547)
         Investments in unconsolidated joint ventures ........................        (6,991)      (41,826)
         Distributions from unconsolidated joint ventures ....................           862         4,077
         Net proceeds from disposition of rental property ....................        12,431        40,582
         Mortgage loans receivable, net ......................................       (40,930)      (45,655)
                                                                                   ---------      --------
         Net cash used in investing activities ...............................      (285,306)      (54,870)
                                                                                   ---------      --------

       FINANCING ACTIVITIES:
         Proceeds from mortgage notes payable ................................       150,000            --
         Repayments of mortgage notes payable and loans ......................       (35,807)      (20,431)
         Proceeds from revolving credit facilities ...........................       193,348        85,252
         Repayment of revolving credit facilities ............................       (27,796)      (26,500)
         Capitalized lease obligation ........................................            66            73
         Dividends and distributions paid ....................................       (12,700)      (11,954)
         Proceeds from stock options exercised ...............................           621           380
         Deferred loan costs .................................................        (1,703)         (425)
                                                                                   ---------      --------
         Net cash provided by financing activities ...........................       266,029        26,395
                                                                                   ---------      --------
         Net decrease in cash and cash equivalents ...........................        (2,715)      (11,414)
         Cash and cash equivalents at beginning of period ....................        10,793        21,561
                                                                                   ---------      --------
         Cash and cash equivalents at end of period ..........................     $   8,078      $ 10,147
                                                                                   =========      ========

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid for interest ................................................     $  12,570      $  8,984
                                                                                   =========      ========

       SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       Issuance of common stock as deferred officer compensation .............     $   3,705      $    352
                                                                                   =========      ========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

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

     Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2001, minority investors held, in the aggregate, an 8.5% limited partnership interest in the Operating Partnership.

     As of March 31, 2001, the Company's wholly-owned portfolio consisted of 20 Class B commercial properties encompassing approximately 7.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of March 31, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 99%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own five Class B commercial properties in Manhattan, encompassing approximately 2.2 million rentable square feet (97% occupied as of March 31, 2001). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

     BASIS OF QUARTERLY PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2001 operating results for the period presented is not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company. Entities which are not controlled by the Company are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

DERIVATIVE INSTRUMENTS

Financial Accounting Standards Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company recorded a cumulative effect adjustment upon the adoption of SFAS
133. This cumulative effect adjustment, of which the intrinsic value of the hedge was recorded in other comprehensive income ($811) and the time value component was recorded in the statement of income ($532), was an unrealized loss of $1,343. The transition amounts were determined based on the interpretive guidance issued by the FASB to date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company generally is not subject to Federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% (95% prior to January 1, 2001) of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that are effective January 1, 2001, the Company has elected to treat certain of its existing or newly created corporate subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the providing to any personal, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate Federal income tax.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATION

Certain prior year balances have been reclassified to conform with the current year presentation.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA))
                                 MARCH 31, 2001

3. PROPERTY ACQUISITIONS

The Company entered into an agreement to purchase 1370 Broadway, Manhattan, a 16-story, 254,573 square foot office building for $50,400, excluding closing costs. The Company redeployed the proceeds from the sale of 17 Battery Place South, through a like-kind tax deferred exchange, to fund this acquisition. The transaction closed on January 16, 2001.

On September 29, 2000, the Company entered into an agreement to acquire various ownership and mortgage interests in the 913,000 square foot, 20-story office building at One Park Avenue, Manhattan ("One Park"). The Company acquired the fee interest in the property, which is subject to a ground lease position held by third-parties, and certain mortgage interests in the property for $233,900, excluding closing costs. As part of the transaction, SL Green acquired an option to purchase the ground lease position. The acquisition was financed with a $150,000 mortgage loan provided by Lehman Brothers Holdings Inc. ("LBHI") and funds provided by the Company's unsecured line of credit. The LBHI interest-only mortgage, which matures on January 10, 2004, carries an interest rate of 150 basis points over the 30-day London Interbank Offered Rate ("LIBOR"). The transaction closed on January 10, 2001.

PRO FORMA

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the quarter ended March 31, 2000 as though the 2001 acquisition of One Park was made on January 1, 2000.


                                                                          2000
                                                                          ----

Pro forma revenues ...........................................           $62,196
Pro forma net income .........................................           $21,011
Pro forma basic earnings per common share ....................           $  0.87
Pro forma diluted earnings per common share ..................           $  0.81
Common share - basic .........................................            24,220
Common and common equivalent share - diluted .................            31,531

4.  PROPERTY DISPOSITIONS

During the quarter ended March 31, 2001, the Company disposed of the following office property to unaffiliated parties.


                                                      RENTABLE      GROSS      GAIN
DATE                                                   SQUARE       SALES       ON
SOLD        PROPERTY             SUBMARKET              FEET        PRICE      SALE
----        --------             ---------              ----        -----      ----
1/9/01      633 Third Avenue     Grand Central           41        $13,250    $1,514

At March 31, 2001, the Company had one property, 1412 Broadway, comprising approximately 389,000 rentable square feet, held for sale. This property was under contract for sale in the aggregate gross amount of $91,500. As part of the transaction, the company will retain a preferred equity position of up to $13,000 in the property. The purchase price is subject to adjustment based on the ultimate size of the preferred equity, but in no event shall the purchase price be reduced below $90,200.

The following table discloses certain information regarding the property held for sale by the Company as of March 31:


                                        2001       2000
                                     -------     ------
Total Revenues                       $ 3,384     $3,339
Operating Expenses                       843        746
Interest                                 991        991
Depreciation and Amortization            527        478
Other                                    446        432
                                     -------     ------
Net Income                           $   577     $  692
                                     -------     ------
Net carrying value (including
 related costs) at March 31, 2001    $82,153
                                     =======

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA))
                                 MARCH 31, 2001

5.  MORTGAGE LOANS RECEIVABLE AND PREFERRED INVESTMENT

On March 30, 2000, the Company acquired a $51,900 interest in an existing first mortgage loan collateralized by the property located at 2 Grand Central Tower, Manhattan at a discount. The discount to the face amount of $3,250 and the back-end fees of $3,440 are being amortized into investment income over the term of the loan. This is a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan matured on September 30, 2000, but was extended until September 30, 2001. Two Grand Central Tower, also known as 140-148 East 45th Street and 147-151 East 44th Street, is an approximately 620,000 square foot commercial office building located in the heart of the Grand Central submarket. This loan was repaid in full on April 3, 2001 and the proceeds were used to pay down the revolving credit facilities.

On March 21, 2001, the Company acquired an existing $39,194 mezzanine loan collateralized by a 770,000 square foot, 25-story Class B office building in Manhattan. The loan, which carries a rate of 900 basis points over the 30-day LIBOR, will mature in January 2003.

6.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

MORGAN STANLEY JOINT VENTURE

The Company and the Morgan Stanley Real Estate Fund ("MSREF"), through its MSSG II joint venture, entered into a contract to acquire 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs. The property is a 253,000 square foot, 16-story office building. In addition to having a 35% ownership interest in the property, SL Green will act as the operating partner for the venture, and will be responsible for leasing and managing the property. The transaction closed on January 31, 2001. The acquisition was partially funded by a $36,000 mortgage from LBHI. The loan, which matures on February 10, 2003, carries a fixed interest rate of 7.84%.

The condensed combined balance sheets for the unconsolidated joint ventures at March 31, 2001 and December 31, 2000 are as follows:


                                                              MARCH 31,  December 31,
                                                                2001         2000
                                                              --------     --------
ASSETS
Commercial real estate property .........................     $404,885     $360,347
Other assets ............................................       35,603       31,641
                                                              --------     --------
Total assets ............................................     $440,488     $391,988
                                                              ========     ========

LIABILITIES AND MEMBERS' EQUITY
Mortgage payable ........................................     $274,650     $238,650
Other liabilities .......................................       14,347       15,043
Members' equity .........................................      151,491      138,295
                                                              --------     --------
Total liabilities and members' equity ...................     $440,488     $391,988
                                                              ========     ========
Company's net investment in unconsolidated joint ventures     $ 72,673     $ 65,031
                                                              ========     ========

The condensed combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2001 and 2000 is as follows:

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001


                                                             2001        2000
                                                           -------     -------
Total revenues....................................          18,270     $12,013
                                                           -------     -------

Operating expenses ...................................       4,688       2,966
Real estate taxes ....................................       2,855       1,873
Interest .............................................       5,371       3,475
Depreciation and amortization ........................       2,289       1,644
Extraordinary item ...................................          --         108
                                                           -------     -------
     Total expenses ..................................     $15,203     $10,066
                                                           -------     -------
Net income ...........................................     $ 3,067     $ 1,947
                                                           =======     =======
      Company's equity in earnings of
      unconsolidated joint ventures ..................     $ 1,513     $   841
                                                           =======     =======


7.  INVESTMENT IN AND ADVANCES TO AFFILIATES

                                                             2001        2000
                                                           -------     -------
Investment in and advances to Service Corporation, net     $ 4,620     $ 4,166
Investment in and advances to eEmerge, net ...........       2,299       2,207
                                                           -------     -------
      Investments in and advances to affiliates ......     $ 6,919     $ 6,373
                                                           =======     =======

SERVICE CORPORATION

In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation. The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company, are conducted through Management LLC which is 100% owned by the Operating Partnership.

EEMERGE

On May 11, 2000, the Operating Partnership formed eEmerge, Inc., a Delaware corporation ("eEmerge"), in partnership with Fluid Ventures LLC ("Fluid"). In March 2001, the Company bought out Fluid's entire ownership interest in eEmerge. eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to help e-businesses grow.

The Company, through the Operating Partnership, owns 100% of the non-voting common stock of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 100% of the cash flow from eEmerge operations. 100% of the voting common stock is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has funded approximately $2,299 to eEmerge as of March 31, 2001 out of a total commitment of $3,425. In addition, the Company made a landlord contribution of $1,575 for the build-out of two floors.

Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

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

8.  DEFERRED COSTS

Deferred costs consist of the following:


                                    2001          2000
                                  --------      --------

Deferred financing ..........     $ 17,591      $ 19,277
Deferred leasing ............       38,415        37,413
                                  --------      --------
                                    56,006        56,690
Less accumulated amortization      (15,066)      (16,577)
                                  --------      --------
                                  $ 40,940      $ 40,113
                                  ========      ========

9.  MORTGAGE NOTES PAYABLE

The mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2001 and December 31, 2000 are as follows:


PROPERTY                    MORTGAGE NOTES                                                           2001            2000
--------                    --------------                                                           ----            ----
50 West 23rd Street       Note payable to GMAC with interest at 7.33%,  due
                          August 1, 2007........................................................   $21,000          $21,000
673 First Avenue          First mortgage note with interest payable at 9.0%, due
                          December 13, 2003.....................................................    11,260           11,992
470 Park Avenue South     First mortgage note with interest payable at 8.25%, due
                          April 1, 2004.........................................................     9,671            9,771
1414 Avenue of Americas,
  633 Third Avenue and    First mortgage note with interest payable at 7.9%, due
  70 West 36th Street     May 1, 2009 (2) (3)...................................................    26,200           33,950
1412 Broadway             First mortgage note with interest payable at 7.62%, due
                          May 1, 2006...........................................................    52,000           52,000
711 Third Avenue          First mortgage note with interest payable at 8.13%, due
                          September 10, 2005 (2) ...............................................    49,074           49,172
875 Bridgeport Ave.,      First mortgage note with interest payable at 8.32%, due
  Shelton, CT             May 10, 2025..........................................................    14,893           14,901
420 Lexington Avenue      First mortgage note with interest payable at 8.44%, due
                          November 1, 2010 (2)..................................................   125,000          125,000
555 West 57th Street      First mortgage note with interest payable at 8.58%, due
                          November 4, 2004 (1) .................................................    69,437           69,606
                                                                                                  --------         --------
                               Total fixed rate debt............................................   378,535          387,392
                                                                                                  --------         --------
One Park Avenue           First mortgage note with interest payable at 6.73%, due
                          January 10, 2004 (LIBOR plus 150 basis points)........................   150,000               --
Madison Properties        First mortgage note with interest payable at 8.32%, due
                          May 31, 2001 (4) .....................................................        --           26,950
                                                                                                  --------         --------
                                Total floating rate debt........................................   150,000           26,950
                                                                                                  --------         --------
                          Total mortgage notes payable..........................................  $528,535         $414,342
                                                                                                  ========         ========

     (1) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at March 31, 2001 as LIBOR was 4.98% at that date. If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.
     (2)   Held in bankruptcy remote special purpose entity.
     (3) 633 Third Avenue was sold in January 2001 and the $7,750 mortgage was repaid.
     (4)   This mortgage was repaid in full in February 2001.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

PRINCIPAL MATURITIES

Combined aggregate principal maturities of mortgages and notes payable and revolving credit facilities as of March 31, 2001 are as follows:


                    Scheduled        Principal
                    Amortization     Repayments       Total
                    ------------     ----------       -----
2001...............       $4,227        $44,926       $49,153
2002...............        7,671            ---         7,671
2003...............        8,587        169,002       177,589
2004...............        4,742        225,300       230,042
2005...............        4,314         47,247        51,561
Thereafter.........       24,669        199,776       224,445
                         -------       --------       -------
                         $54,210       $686,251      $740,461
                         =======       ========      ========

MORTGAGE RECORDING TAX - HYPOTHECATED LOAN

The Operating Partnership mortgage tax credit loans totaled approximately $56,950 from LBHI at March 31, 2001. These loans were collateralized by the mortgage encumbering the Operating Partnership's interests in 290 Madison Avenue. The loans were also collateralized by an equivalent amount of the Company's cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rate commensurate with that of the portfolio of six month US Treasury securities, which will mature on January 15, 2002. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at March 31, 2001. The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property level debt, for which these credits would be applicable and provide a financial savings. None of these mortgage tax credit loans had been utilized as of March 31, 2001.

10.  REVOLVING CREDIT FACILITIES

PSCC FACILITY

On December 28, 1999, the Company closed on a $30,000 credit facility with Prudential Securities Credit Corp. ("PSCC Facility"). On March 30, 2000, PSCC increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was to mature on December 27, 2000, was extended for one year. At that time, the PSCC Facility was increased to $60,000.

At March 31, 2001, the Company had $44,926 outstanding under its PSCC Facility (interest rate of 7.00 percent). The PSCC Facility was secured by the $92,982 in mortgage loans receivable on two Manhattan properties.

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (defined below) and obtained a new unsecured revolving credit facility in the amount of $250,000 from a group of 9 lender banks (the "2000 Unsecured Credit Facility"). The Company upsized this credit facility to $300,000 in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At March 31, 2001, $167,000 was outstanding and carried a weighted average interest rate of 7.19 percent. Availability under the 2000 Unsecured Credit Facility at March 31, 2001 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

The terms of the 2000 Unsecured Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 2000 Unsecured Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above. In the quarter ended June 30, 2000, the Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

11.  STOCKHOLDERS' EQUITY

COMMON SHARES

The following table presents the changes in the Company's issued and outstanding shares of common stock since December 31, 2000 (excluding 2,283 and 2,307 Units outstanding at March 31, 2001 and December 31, 2000, respectively, which are convertible into shares of common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2000...................................    24,516
Issued through exercise of options.................................        30
Issued through redemption of units.................................        24
Issued through deferred compensation plan..........................       135
                                                                     --------

Outstanding at March 31, 2001......................................    24,705
                                                                       ======

OWNERSHIP OF OPERATING PARTNERSHIP

The minority interest in the Operating Partnership was approximately 8.5% and 8.6% as of March 31, 2001 and December 31, 2000, respectively.

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

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

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

EARNINGS PER SHARE

Earnings per share is computed as follows:


                                            FOR THE QUARTER ENDED MARCH 31, 2001            For the Quarter Ended March 31, 2000
                                            ------------------------------------            ------------------------------------
                                             INCOME          SHARES        PER SHARE        Income           Shares        Per Share
                                           (NUMERATOR)    (DENOMINATOR)      AMOUNT       (Numerator)    (Denominator)      Amount
====================================================================================================================================
Basic Earnings:
  Income available to common
  shareholders                               $11,298          24,639          $0.46        $21,633            24,220        $0.89
Effect of Dilutive Securities:
  Redemption of Units to
  common shares                                1,081           2,296                         2,151             2,419
  Preferred Stock (if converted
  to common stock)                               ---             ---                         2,300             4,699
  Stock Options                                  ---             468                           ---               193
------------------------------------------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
  shareholders                               $12,379          27,403          $0.45        $26,084            31,531        $0.83
------------------------------------------------------------------------------------------------------------------------------------

The PIERS outstanding in 2001 were not included in the 2001 computation of earnings per share as they were anti-dilutive during that period.

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

13.  RELATED PARTY TRANSACTIONS

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the period ended March 31, include the following:


                                                           2001             2000
                                                           ----             ----

Management revenues ..........................             $ 67             $ 66
Maintenance expense ..........................              893              935
Rental revenue ...............................               38               23


Amounts due from related parties at
March 31, 2001 and December 31, 2000,
respectively, consist of:                                  2001             2000
                                                           ----             ----
17 Battery Condominium Association ...........             $143             $127
Morgan Stanley Real Estate Funds .............              664              464
Carlyle Group ................................               12               12
Officers .....................................               77               77
SLG 100 Park LLC .............................              121              121

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2001

14.  DEFERRED COMPENSATION AWARD

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet. As of March 31, 2001, $995 had been paid against this compensation award.

15.  SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning class B office properties in Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market, namely, Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. Additionally, no single tenant contributes more than 3% of the Company's annual revenues.

16.  TECHNOLOGY INVESTMENTS AND ALLIANCES

The Company owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of preferred stock, and vested and unvested warrants to acquire common stock. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of March 31, 2001:


                        Square Feet       Ticker         Capital        Shares        Warrants           Book
Company                  (MM) (1)         Symbol       Investment    Received (2)   Received (2)      Value (3)
-------                  --------         ------       ----------    ------------   ------------      ---------
Eureka Broadband            4.4       Privately Held   $       --          --           35                   --
Verticore (4)               9.7       Privately Held          750         241          234                 $750
Broadband Office            9.0       Privately Held           --         219           --                   --
OnSite (5)                  7.0       Privately Held           --          --          491                   --

----------
(1) The Square Feet (in millions) represents the portion of the Company's portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These approximate square footage amounts are subject to change upon the signing of additional licensing agreements. As of March 31, 2001, approximately 70% of the Company's portfolio was wired and operational by at least one of SL Green's strategic telecommunications providers.

(2) Preferred shares and warrants received may include amounts allocable to joint venture partners. The Company may earn additional preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(3) The Company's investments in privately held entities were recorded at estimated fair values when the investment was made and are valued at the lower of cost or market.

(4) In 2001, Verticore announced plans to merge with Captivate Networks. The merger was completed in April 2001.

(5) The Company entered into an agreement with On-Site Access, Inc. ("OnSite"), a facilities-based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Properties. In return for access to the Properties, Onsite is obligated to grant the Company warrants to acquire shares of common stock of OnSite for $2.36 per share.

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

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in the Company's 2000 annual report on Form 10-K.

GENERAL

SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.

As of March 31, 2001, the Company's wholly-owned portfolio consisted of 20 Class B commercial properties encompassing approximately 7.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of March 31, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 99%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own five Class B commercial properties in Manhattan, encompassing approximately 2.2 million rentable square feet (97% occupied as of March 31, 2001). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

The following comparison for the three months ended March 31, 2001 ("2001") compared to the three months ended March 31, 2000 ("2000") makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 2000, (ii) the effect of the "2001 Acquisitions," which represents all properties acquired in 2001, namely, One Park Avenue and 1370 Broadway (January 2001), (iii) the effect of the "2000 Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street, 36 West 44th Street (March 2000), 321 West 44th Street (May
2000) which was contributed to a joint venture, and 17 Battery Place South (December 2000), and (iv) the effect of the "2001 Dispositions," which represents all properties disposed of in 2001, namely, 633 Third Avenue (January
2001).


      RENTAL REVENUES (in millions)                            $       %
                                              2001    2000   Change  Change
                                            ---------------------------------
      Rental revenue                         $55.0   $46.9    $8.1    17.3%
      Escalation and reimbursement revenue     8.1     6.0     2.1      35
      Signage revenue                          0.3     0.5    (0.2)    (40)
                                            ---------------------------------
         Total                               $63.4   $53.4   $10.0    19.0%
                                            =================================

      Same Store                               $52.9   $48.1    $4.8      10%
      2001 Acquisitions                         10.5     ---    10.5     ---
      2000 Dispositions                          ---     4.9    (4.9)    ---
      2001 Dispositions                          ---     0.4    (0.4)    ---
                                            ---------------------------------
         Total                                 $63.4   $53.4   $10.0      19%
                                            =================================

The increase in rental revenue was primarily due to an increase in occupancy at Same-Store Properties from 97% in 2000 to 99% in 2001. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 47% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 53.6%.

The increase in escalation and reimbursement revenue was primarily due to the recovery of operating expenses ($1.7 million) and higher utility costs ($0.4 million). On an annualized basis, the Company expects to recover approximately 80% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway ($0.1 million).


    INVESTMENT AND OTHER INCOME (in millions)                                     $       %
                                                                    2001  2000  Change  Change
                                                                  -----------------------------
    Equity in net income of unconsolidated joint ventures           $1.6  $0.8   $0.8    100%
    Investment income                                                3.3   1.0    2.3    230
    Other                                                            0.3   0.3    ---    ---
                                                                  -----------------------------
       Total                                                        $5.2  $2.1   $3.1    148%
                                                                  =============================

The increase in equity in net income of unconsolidated joint ventures is due to the Company having three joint venture investments in 2000 comprising 1.8 million square feet compared to five joint venture investments in 2001 comprising 2.2 million square feet. Occupancy at the joint ventures decreased from 98% in 2000 to 97% in 2001. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 63.1%.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($2.5 million). The balance of the change in investment income is due to investments in 17-29 West 44th Street ($0.1 million), 1440 Broadway ($0.1 million) and interest from excess cash on hand ($0.2 million). This was offset by a decrease in investment income ($0.6 million) due to the loan on 1370 Avenue of the Americas being repaid in 2000.


       PROPERTY OPERATING EXPENSES (in millions)                                 $          %
                                                           2001       2000     Change     Change
                                                        ----------- --------- --------- ----------
       Operating expenses (excluding electric)               $10.8     $10.2     $0.6        6%
       Electric costs                                          5.0       3.0      2.0       67
       Real estate taxes                                       8.2       7.3      0.9       12
       Ground rent                                             3.2       3.2      ---      ---
                                                        ----------- --------- --------- ----------
          Total                                              $27.2     $23.7     $3.5       15%
                                                        ----------- --------- --------- ----------

       Same Store                                            $23.6     $21.1     $2.5       12%
       2001 Acquisitions                                       3.4       ---      3.4      ---
       2000 Dispositions                                       ---       2.3     (2.3)     ---
       Other                                                   0.2       0.3     (0.1)     (33)
                                                        ----------- --------- --------- ----------
          Total                                              $27.2     $23.7     $3.5       15%
                                                        ----------- --------- --------- ----------

The increase in operating expenses, excluding electricity, were primarily due to higher fuel costs ($0.2 million) and cleaning costs ($0.4 million).

The increase in electric costs was primarily due to higher electric rates as well as the 2001 Acquisitions and was partially offset by the 2000 Dispositions.

The increase in real estate taxes was primarily attributable to the 2000 Acquisitions which increased real estate taxes by $1.3 million, but was partially offset by a decrease in real estate taxes due to the 2000 Dispositions ($0.4 million).


       OTHER EXPENSES (in millions)                                               $         %
                                                           2001       2000      Change    Change
                                                         ---------- --------- --------- ---------
       Interest expense                                      $13.9      $9.5      $4.4       46%
       Depreciation and amortization expense                   9.7       7.8       1.9       24
       Marketing, general and administrative expense           3.5       2.8       0.7       25
                                                         ---------- --------- --------- ---------
          Total                                              $27.1     $20.1      $7.0       35%
                                                         ---------- --------- --------- ---------


This increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store assets ($1.0 million), mortgage financing associated with the 2001 Acquisitions ($2.7 million) and an increase in interest expense at the corporate level ($1.2 million). This was partially offset by the interest savings from the 2000 Dispositions ($0.5 million) and a reduction in the weighted average interest rate of 7.49% at March 31, 2001 compared to 7.76% at March 31, 2000.

Depreciation and amortization increased primarily due to depreciation on properties acquired, namely One Park Avenue, and capital expenditures and tenant improvements incurred during the period.

Marketing, general and administrative expense increased primarily due to increased personnel costs ($0.4 million) and professional fees ($0.2 million).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities decreased $0.5 million to $16.6 million for the three months ended March 31, 2001 compared to $17.1 million for the three months ended March 31, 2000. Operating cash flow was primarily generated by the Same-Store properties and 2001 Acquisitions, but was reduced by the decrease in operating cash flow from the 2001 Dispositions. Net cash used in investing activities increased $230.4 million to $285.3 million for the three months ended March 31, 2001 compared to $54.9 million for the three months ended March 31, 2000. The increase was due primarily to the higher dollar volume of acquisitions and capital improvements in 2001 ($286.4 and $5.8 million, respectively) as compared to 2000 (none and $6.9 million, respectively). This relates primarily to the acquisitions of One Park Avenue and 1370 Broadway in January 2001. Approximately $51 million was funded out of restricted cash set aside from the sale of 17 Battery Place South. The net investment in unconsolidated joint ventures decreased $35 million due to the purchase of a 49.9% interest in 100 Park in 2000 compared to the purchase of a 35% interest in 469 Seventh Avenue in 2001. Net proceeds from the dispositions decreased $28.1 million due to the sale of 633 Third Avenue totaling $13.2 million in 2001 compared to the dispositions of 29 West 35th Street and 36 West 44th Street totaling $40.6 million in 2000. Net cash provided by financing activities increased $239.6 million to $266 million for the three months ended March 31, 2001 compared to $26.4 million for the three months ended March 31, 2000. The increase was primarily due to higher borrowing requirements due to the higher volume of acquisitions funded with mortgage debt and draws under the line of credit, which was partially offset by higher debt repayments ($16.7 million).

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

At March 31, 2001, borrowings under the mortgage loans and credit facilities (excluding our share of joint venture debt of $128 million) represented 46% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.6 billion (based on a common stock price of $27.45 per share, the closing price of the Company's common stock on the New York Stock Exchange on March 31, 2001).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at March 31, 2001 and December 31, 2000, respectively (in thousands).


                                                                                              March 31      December 31,
                                                                                                2001            2000
                                                                                              --------      -----------
                 DEBT SUMMARY:
                 BALANCE
                 Fixed rate .............................................................     $309,098      $   317,786
                 Variable rate - hedged .................................................       69,437           69,606
                                                                                              --------      -----------
                    Total fixed rate ....................................................      378,535          387,392
                                                                                              --------      -----------
                 Variable rate ..........................................................      317,000           49,950
                 Variable rate-supporting variable rate assets ..........................       44,926           23,374
                                                                                              --------      -----------
                    Total variable rate .................................................      361,926           73,324
                                                                                              --------      -----------
                 Total...................................................................     $740,461      $   460,716
                                                                                              ========      ===========

                 PERCENT OF TOTAL DEBT:
                    Total fixed rate ....................................................        51.12%           84.08%
                    Variable rate .......................................................        48.88%           15.92%
                                                                                              --------      -----------
                 Total ..................................................................       100.00%          100.00%
                                                                                              ========      ===========

                 EFFECTIVE INTEREST RATE AT END OF PERIOD
                    Total fixed rate ....................................................         7.99%            8.22%
                    Variable rate .......................................................         6.98%            8.20%
                                                                                              --------      -----------
                 Effective interest rate ................................................         7.49%            8.21%
                                                                                              ========      ===========

A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (4.98% at March 31, 2001). Variable rate debt, excluding the variable rate debt supporting variable rate assets, constitutes 20.3% of total debt outstanding. The Company's total debt at March 31, 2001 had a weighted average term to maturity of approximately 4.98 years.

As of March 31, 2001, the Company has three mortgage loans receivable. The first loan, which has a face value of $51.9 million and matures on September 30, 2001, carries a weighted average interest rate of 793 basis points over the 30-day LIBOR. The second loan, which has a face value of $2.4 million and matures on April 16, 2001, carries a 400 basis point spread over the 30-day LIBOR. The third loan, which has a face value of $39.1 million and matures in January 2003, carries a 900 basis point spread over the 30-day LIBOR. These variable rate mortgage loans receivable mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MORTGAGE FINANCING

As of March 31, 2001, the Company's total mortgage debt (excluding the Company's share of joint venture debt of approximately $128 million) consisted of approximately $378.5 million of fixed rate debt with an effective interest rate of approximately 7.99% and $150 million of variable rate debt with an effective interest rate of 6.73%. The Company's mortgage debt at March 31, 2001, encumbering 11 properties, will mature as follows (in thousands):

            2001.................................................................   $   4,227
            2002.................................................................       7,671
            2003.................................................................      10,589
            2004.................................................................     230,042
            2005.................................................................      51,561
            Thereafter..........................................................      224,445
                                                                                    ---------
                      Total.....................................................    $ 528,535
                                                                                    =========

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (see below) and obtained a new senior unsecured revolving credit facility in the amount of $250 million (the "2000 Unsecured Credit Facility") from a group of 9 lender banks. The Company upsized this credit facility to $300 million in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At March 31, 2001, $167 million was outstanding and carried a weighted average interest rate of 7.19 percent. Availability under the 2000 Unsecured Credit Facility at March 31, 2001 was further reduced by the issuance of letters of credit in the amount of $5 million for acquisition deposits.

The terms of the 2000 Unsecured Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90 percent of funds from operations for such period, subject to certain other adjustments. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 2000 Unsecured Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above. In the quarter ended June 30, 2000, the Company recorded a $430,000 extraordinary loss, net of the minority interest's share of the loss ($38,000) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

PSCC FACILITY

On December 28, 1999, the Company closed on a $30 million credit facility with Prudential Securities Credit Corp. ("PSCC Facility"). On March 30, 2000, PSCC increased the secured PSCC Facility by $20 million to $50 million. No other terms were changed from the original $30 million secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was to mature on December 27, 2000, was extended for one year. At that time, the PSCC Facility was increased to $60 million.

At March 31, 2001, the Company had $44.9 million outstanding under its PSCC Facility (interest rate of 7.00 percent). The PSCC Facility is secured by the $92.9 million in mortgage loans receivable on two Manhattan properties.

CAPITAL EXPENDITURES

The Company estimates that for the nine months ending December 31, 2001, it will incur approximately $24.1 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $6.7 million of the capital investments are dedicated to redevelopment costs, including local law 11, associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the unsecured credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

DISTRIBUTIONS

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent (95 percent prior to January 1, 2001) of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $38.3 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

FFO for the three months ended March 31, 2001 and 2000, respectively, are as follows (in thousands):



                                                                  2001          2000
                                                               ---------      --------
        Income before minority interest, extraordinary
          item, gain on sale, preferred stock dividend and
          cumulative effect adjustment ...................     $  13,909      $ 11,966
        Add:
          Depreciation and amortization ..................         9,720         7,816
          FFO adjustment for unconsolidated joint ventures           996           709
       Less:
          Dividends on preferred shares ..................        (2,300)       (2,300)
        Amortization of deferred financing costs and
            depreciation of non-rental real estate assets         (1,155)       (1,023)
                                                               ---------      --------
        Funds From Operations - basic ....................        21,170      $ 17,168
          Dividends on preferred shares ..................         2,300         2,300
                                                               ---------      --------
        Funds From Operations - diluted ..................     $  23,470      $ 19,468
                                                               =========      ========
        Cash flows provided by operating activities ......     $  16,562      $ 17,061
        Cash flows used in investing activities ..........     $(285,306)     $(54,870)
        Cash flows provided by financing activities ......     $ 266,029      $ 26,395

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's interest cost by approximately $4 million annually.

The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Approximately $378.5 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of March 31, 2001 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.



LONG-TERM DEBT, INCLUDING
CURRENT PORTION (IN THOUSANDS)                                                                                             FAIR
                                                                                                                           ----
                                 2001        2002         2003           2004         2005     THEREAFTER     TOTAL        VALUE
                                 ----        ----         ----           ----         ----     ----------     -----        -----

Fixed Rate ............     $    4,227   $   7,671    $    10,589    $    80,042   $   51,561   $   224,445   $   378,535   $379,470
Average Interest Rate..          8.13%       8.12%          8.11%          8.11%        8.11%         8.33%         8.28%

Variable Rate .........     $   44,926          --    $   167,000    $   150,000           --            --   $   361,926   $361,926
Average Interest Rate..          6.87%                      6.78%          6.78%                                    6.77%

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

      The Company issued 30,000 and 3,000 shares of its common stock in February 2001 and March 2001, respectively, for deferred stock-based compensation.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.     OTHER INFORMATION

      None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      10.1 Form of Purchase and Sale Agreement between ARE One Park Avenue LLC, One Park Avenue Fee LLC, One Park Avenue SPE Inc. and One Park Avenue Manager LLC, as Sellers, and SL Green Diamond LLC, as Buyer*


* Incorporated by reference to the Company's Form 8-K dated January 25, 2001, filed with the Commission on January 25, 2001.


(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

1.    Form 8-K dated January 25, 2001, Items 2 and 7
2.    Form 8-K dated February 8, 2001, Items 7 and 9
3.    Form 8-K dated February 8, 2001, Items 7 and 9
4.    Form 8-K No. 1 dated March 26, 2001, Item 7
5.    Form 8-K/A No. 2 dated March 27, 2001, Item 7
6.    Form 8-K/A No. 3 dated March 29, 2001, Item 7

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SL GREEN REALTY CORP.





                                         By:     /s/ Thomas E. Wirth
                                            -----------------------------------
                                               Thomas E. Wirth
                                               Executive Vice President,
                                               Chief Financial Officer



Date: May 2, 2001