Form 10-Q
period 2001-06-30
SL GREEN REALTY CORP
filed 2001-08-02
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value was 29,863,566 at July 25, 2001.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                                                                                      PAGE
Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000...................         3

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and
2000 (unaudited)..............................................................................................         4

Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income for the six
months ended June 30, 2001 (unaudited)........................................................................         5

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000
(unaudited)...................................................................................................         6

Notes to Condensed Consolidated Financial Statements (unaudited)..............................................         7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OFOPERATIONS............................................................................        19


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................        27


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...................................................................................        28

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................        28

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................................................        28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................        28

ITEM 5.   OTHER INFORMATION...................................................................................        28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................        28


SIGNATURES....................................................................................................        29

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    JUNE 30,        DECEMBER 31,
                                                                                                     2001              2000
                                                                                                     ----              ----
                                                                                                  (UNAUDITED)        (Note 1)
ASSETS
 Commercial real estate properties, at cost:
 Land and land interests..................................................................         $140,657         $125,572
 Buildings and improvements ..............................................................          683,889          618,637
 Building leasehold.......................................................................          141,670          139,393
 Property under capital lease.............................................................           12,208           12,208
                                                                                                 ----------       ----------
                                                                                                    978,424          895,810
Less accumulated depreciation.............................................................          (86,585)         (78,432)
                                                                                                 ----------       ----------
                                                                                                    891,839          817,378
 Property held for sale...................................................................               --           10,895
 Cash and cash equivalents ...............................................................           43,742           10,793
 Restricted cash .........................................................................           37,516           86,823
 Tenant and other receivables, net of allowance of $3,049 and $1,723 in 2001 and 2000,
   respectively ..........................................................................            7,008            7,580
 Related party receivables ...............................................................            1,983              917
 Deferred rents receivable, net of allowance for tenant credit loss of $5,441 and
   $4,860 in 2001 and 2000, respectively..................................................           49,354           45,816
 Investment in and advances to affiliates ................................................            7,932            6,373
 Mortgage loans receivable, net of $1,216 and $3,321 discount in 2001 and 2000,
   respectively...........................................................................           97,832           51,293
 Investments in unconsolidated joint ventures.............................................          124,495           65,031
 Deferred costs, net .....................................................................           37,446           40,113
 Other assets ............................................................................           21,546           18,142
                                                                                                 ----------       ----------
      Total assets .......................................................................       $1,320,693       $1,161,154
                                                                                                 ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Mortgage notes payable ...................................................................         $325,411        $ 414,342
Revolving credit facilities ..............................................................          283,238           46,374
Derivative instruments at fair value......................................................            2,383               --
Accrued interest payable .................................................................            2,533            2,349
Accounts payable and accrued expenses ....................................................           20,922           24,818
Deferred compensation awards..............................................................            1,838            2,833
Deferred revenue..........................................................................            1,587            1,112
Capitalized lease obligations.............................................................           15,437           15,303
Deferred land lease payable...............................................................           13,866           13,158
Dividend and distributions payable .......................................................           12,796           12,678
Security deposits.........................................................................           20,776           19,014
                                                                                                 ----------       ----------
       Total liabilities..................................................................          700,787          551,981
Commitments and Contingencies.............................................................
Minority interest in Operating Partnership................................................           43,546           43,326
8% Preferred Income Equity Redeemable SharesSM $0.01 par value
   $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
   outstanding at June 30, 2001 and December 31, 2000.....................................          111,002          110,774
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value 100,000 shares
   authorized, 24,859 and 24,516 issued and outstanding at June 30, 2001 and
   December 31, 2000 respectively.........................................................              249              246
Additional paid-in-capital................................................................          436,262          428,698
Deferred compensation plans...............................................................           (8,044)          (5,037)
Accumulated other comprehensive loss......................................................           (1,896)              --
Retained earnings.........................................................................           38,787           31,166
                                                                                                 ----------       ----------
       Total stockholders' equity ........................................................          465,358          455,073
                                                                                                 ----------       ----------
Total liabilities and stockholders' equity................................................       $1,320,693       $1,161,154
                                                                                                 ==========       ==========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Three Months Ended       Six Months Ended
                                                                             June 30,               June 30,
                                                                     2001          2000        2001        2000
                                                                     ----          ----        ----        ----
REVENUES
Rental revenue .................................................   $  53,405    $  46,410    $ 108,408    $  93,351
Escalation and reimbursement revenues ..........................       7,296        5,367       15,353       11,348
Signage rent ...................................................         179          597          529        1,097
Investment income ..............................................       5,046        3,923        8,320        4,936
Other income ...................................................         550          197          860          521
                                                                   ---------    ---------    ---------    ---------
   Total Revenues ..............................................      66,476       56,494      133,470      111,253
                                                                   ---------    ---------    ---------    ---------

EXPENSES
Operating expenses (See Note 13) ...............................      14,081       13,443       29,907       26,633
Real estate taxes ..............................................       7,958        7,053       16,138       14,388
Ground rent ....................................................       3,159        3,159        6,318        6,342
Interest .......................................................      13,171       10,053       27,068       19,545
Depreciation and amortization ..................................       9,189        8,403       18,909       16,219
Marketing, general and administrative ..........................       3,668        3,190        7,215        5,978
                                                                   ---------    ---------    ---------    ---------
   Total Expenses ..............................................      51,226       45,301      105,555       89,105
                                                                   ---------    ---------    ---------    ---------
Income before equity in net (loss) income from affiliates,
     equity in net income of unconsolidated joint ventures,
     gain on sale, minority interest, extraordinary item
     and cumulative effect adjustment...........................      15,250       11,193       27,915       22,148
                                                                   ---------    ---------    ---------    ---------
Equity in net (loss) income from affiliates ....................        (658)         369         (927)         539
Equity in net income of unconsolidated joint ventures ..........       1,756          782        3,269        1,623
Gain on sale of rental property ................................       3,002        4,797        4,516       19,022
                                                                   ---------    ---------    ---------    ---------
Income before minority interest, extraordinary item and
     cumulative effect adjustment ..............................      19,350       17,141       34,773       43,332
Minority interest in operating partnership .....................      (1,405)      (1,316)      (2,486)      (3,467)
                                                                   ---------    ---------    ---------    ---------
Income before extraordinary item and cumulative effect
     adjustment ................................................      17,945       15,825       32,287       39,865
Extraordinary item, net of minority interest of ($8) and
     ($38) in 2001 and 2000, respectively ......................          --         (430)         (98)        (430)
Cumulative effect of change in accounting principle ............          --           --         (532)          --
                                                                   ---------    ---------    ---------    ---------
   Net income ..................................................      17,945       15,395       31,657       39,435
Preferred stock dividends ......................................      (2,300)      (2,300)      (4,600)      (4,600)
Preferred stock accretion ......................................        (115)        (107)        (229)        (214)
                                                                   ---------    ---------    ---------    ---------
   Net income available to common shareholders .................   $  15,530    $  12,988    $  26,828    $  34,621
                                                                   =========    =========    =========    =========

BASIC EARNINGS PER SHARE:
   Net income before gain on sale and extraordinary item .......   $    0.51    $    0.35    $    0.93    $    0.67
   Gain on sale ................................................        0.12         0.20         0.18         0.78
   Extraordinary item ..........................................          --        (0.02)          --        (0.02)
   Cumulative effect of change in accounting principle .........          --           --        (0.02)          --
                                                                   ---------    ---------    ---------    ---------
Net income .....................................................   $    0.63    $    0.53    $    1.09    $    1.43
                                                                   ---------    ---------    ---------    ---------
DILUTED EARNINGS PER SHARE:
   Net income before gain on sale and extraordinary item .......   $    0.51    $    0.39    $    0.94    $    0.77
   Gain on sale ................................................        0.09         0.15         0.14         0.60
   Extraordinary item ..........................................          --        (0.01)          --        (0.01)
   Cumulative effect of change in accounting principle .........          --           --        (0.02)          --
                                                                   ---------    ---------    ---------    ---------
Net income .....................................................   $    0.60    $    0.53    $    1.06    $    1.36
                                                                   =========    =========    =========    =========
Dividends declared per common share ............................   $  0.3875    $  0.3625    $  0.7750    $  0.7250
                                                                   =========    =========    =========    =========
Basic weighted average common shares outstanding ...............      24,706       24,309       24,706       24,265
                                                                   =========    =========    =========    =========
Diluted weighted average common shares and
      common share equivalents outstanding .....................      32,183       31,744       32,170       31,628
                                                                   =========    =========    =========    =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          ACCUMULATED
                                             ADDITIONAL       DEFERRED       OTHER
                                  COMMON       PAID-IN      COMPENSATION  COMPREHENSIVE    RETAINED                COMPREHENSIVE
                                   STOCK       CAPITAL         PLANS          LOSS         EARNINGS       TOTAL       INCOME
                                   -----       -------         -----          ----         --------       -----       ------

Balance at December 31, 2000    $     246     $ 428,698     $  (5,037)    $      --     $  31,166     $ 455,073     $      --

Cumulative effect of
   accounting change .......                                                   (811)                       (811)
Comprehensive Income:
   Net income ..............                                                               31,657        31,657        31,657
   Unrealized loss on
     derivative instruments                                                  (1,085)                     (1,085)       (1,085)
Preferred dividend and
   accretion ...............                                                               (4,829)       (4,829)
Deferred compensation plans             1         3,704        (3,705)                                       --
Amortization of deferred
   compensation plans ......                                      698                                       698
Redemption of units ........                        497                                                     497
Proceeds from stock options
   exercised ...............            2         3,363                                                   3,365
Cash distributions declared
   ($0.775 per common share)                                                              (19,207)      (19,207)
                                ---------     ---------     ---------     ---------     ---------     ---------     ---------

BALANCE AT JUNE 30, 2001
   (UNAUDITED) .............    $     249     $ 436,262     $  (8,044)    $  (1,896)    $  38,787     $ 465,358     $  30,572
                                =========     =========     =========     =========     =========     =========     =========



   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          Six Months Ended June 30,
                                                                             2001          2000
                                                                         -------------  -----------
OPERATING ACTIVITIES:
Net income ............................................................   $  31,657    $  39,435
Adjustments to reconcile net income with net cash provided by operating activities:
  Depreciation and amortization .......................................      18,909       16,219
  Amortization of discount on mortgage receivable .....................      (2,105)      (1,131)
  Gain on sale of rental property .....................................      (4,516)     (19,022)
  Cumulative effect of change in accounting principle .................         532         --
  Extraordinary loss, net of minority interest ........................          98          430
  Equity in net loss (income) interest from affiliates ................         927         (539)
  Equity in net income from unconsolidated joint ventures .............      (3,269)      (1,623)
  Minority interest ...................................................       2,486        3,467
  Deferred rents receivable ...........................................      (7,576)      (7,412)
  Provision for deferred rents and bad debts ..........................       2,165        1,179
  Amortization of deferred compensation ...............................         698          787
Changes in operating assets and liabilities:
  Restricted cash - operations ........................................       4,650         (364)
  Tenant and other receivables.........................................        (754)      (1,979)
  Related party receivables ...........................................      (1,066)        (318)
  Deferred lease costs ................................................      (2,872)      (5,004)
  Other assets ........................................................      (3,030)      (4,775)
  Accounts payable, accrued expenses and other liabilities ............      (2,945)      (1,705)
  Deferred revenue ....................................................         475        1,532
  Deferred land lease payable .........................................         708          882
                                                                          ---------    ---------
  Net cash provided by operating activities ...........................      35,172       20,059
                                                                          ---------    ---------
INVESTING ACTIVITIES:
  Additions to land, buildings and improvements........................    (404,100)     (29,554)
  Restricted cash - capital improvements ..............................      44,657        3,406
  Investment in and advances to affiliates ............................      (2,486)      (2,011)
  Investments in unconsolidated joint ventures ........................      (9,741)     (43,622)
  Distributions from unconsolidated joint ventures ....................       2,406       11,860
  Net proceeds from disposition of rental property ....................      80,997       58,313
  Mortgage loans receivable, net ......................................     (48,644)     (55,831)
                                                                          ---------    ---------
  Net cash used in investing activities ...............................    (336,911)     (57,439)
                                                                          ---------    ---------
FINANCING ACTIVITIES:
  Proceeds from mortgage notes payable ................................     150,000       14,917
  Repayments of mortgage notes payable ................................     (29,240)     (21,316)
  Proceeds from revolving credit facilities ...........................     343,053      220,252
  Repayment of revolving credit facilities ............................    (106,188)    (157,500)
  Capitalized lease obligation ........................................         134          148
  Dividends and distributions paid ....................................     (25,457)     (23,913)
  Proceeds from stock options exercised ...............................       3,365        2,852
  Deferred loan costs .................................................        (979)      (4,304)
                                                                          ---------    ---------
  Net cash provided by financing activities............................     334,688       31,136
                                                                          ---------    ---------

  Net increase/(decrease) in cash and cash equivalents.................      32,949       (6,244)
  Cash and cash equivalents at beginning of period.....................      10,793       21,561
                                                                          ---------    ---------
  Cash and cash equivalents at end of period ..........................   $  43,742    $  15,317
                                                                          =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ................................................   $  26,884    $  20,372
                                                                          =========    =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock as deferred officer compensation .............   $   3,705    $     352
                                                                          =========    =========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

      Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2001, minority investors held, in the aggregate, an 8.4% limited partnership interest in the Operating Partnership.

      As of June 30, 2001, the Company's wholly-owned portfolio consisted of 19 commercial properties encompassing approximately 7.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of June 30, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98.5%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet (97.0% occupied as of June 30, 2001). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of SL Green's interests in One Park with SITQ Immobilier, a subsidiary of Caisse de depot et placement due Quebec ("SITQ"). Under the terms of the joint venture, SITQ purchased a 45% interest in SL Green's interests in the property based upon a gross aggregate price of $233,900, inclusive of closing costs and reimbursements. The $150,000 mortgage was assigned to the joint venture. The Company will provide management and leasing services for One Park.

On June 7, 2001, the Company acquired 317 Madison Avenue for an aggregate purchase price of $105.6 million. The 22-story building contains approximately 450,000 square feet and is located at the Northeast corner of Madison Avenue and 42nd Street with direct access to Grand Central Station. The acquisition was funded, in part, with proceeds from the sale of 1412 Broadway in a reverse 1031 tax-free exchange, thereby deferring capital gain resulting from such sale. The balance of the acquisition was funded using the Company's line of credit.

PRO FORMA

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2001 and 2000 as though the 2001 acquisition of 317 Madison Avenue (June) was made on January 1, 2000.

                                                       2001          2000
                                                       ----          ----
Pro forma revenues .........................         $140,266      $133,912
Pro forma net income .......................         $ 26,346      $ 33,669
Pro forma basic earnings per common share ..         $   1.07      $   1.39
Pro forma diluted earnings per common share          $   1.04      $   1.32
Common share - basic .......................           24,706        24,265
Common and common equivalent share - diluted           32,170        31,628

4.    PROPERTY DISPOSITIONS

During the six months ended June 30, 2001, the Company disposed of the following office properties to unaffiliated parties.

                                                                                  RENTABLE          GROSS            GAIN
DATE                                                                               SQUARE           SALES             ON
SOLD              PROPERTY                       SUBMARKET                          FEET            PRICE            SALE
----              --------                       ---------                          ----            -----            ----
1/9/01            633 Third Avenue               Grand Central                       41            $13,250          $1,401

6/29/01           1412 Broadway                  Times Square                       389            $91,500          $3,115

In June, 2001, Cipriani, a tenant at 110 East 42nd Street notified the Company that he is exercising the purchase option under his lease agreement. The gross purchase price of the option is $14,500. For the six months ended June 30, 2001 and 2000, Cipriani paid approximately $1,404 and $1,385, respectively for rental revenue and escalation and recoveries. This transaction closed on July 23, 2001.

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

5.    MORTGAGE LOANS RECEIVABLE AND PREFERRED INVESTMENT

On March 30, 2000, the Company acquired a $51,900 interest in an existing first mortgage loan collateralized by the property located at Two Grand Central Tower, Manhattan ("2GCT") at a discount. The discount to the face amount of $3,250 and the exit fees of $3,440 were being amortized into investment income over the term of the loan. This was a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan matured on September 30, 2000, but was extended until September 30, 2001. 2GCT, also known as 140-148 East 45th Street and 147-151 East 44th Street, is an approximately 620,000 square foot commercial office building located in the heart of the Grand Central submarket. This loan, including $2,165 of unamortized discount, was repaid in full on April 2, 2001 and the proceeds were used to pay down the revolving credit facilities.

On March 21, 2001, the Company acquired an existing $39,194 mezzanine loan collateralized by a 770,000 square foot, 25-story Class B office building in Manhattan. The loan, which carries a rate of 900 basis points over the 30-day LIBOR, will mature in January 2003.

On May 10, 2001, the Company acquired a $47,000 mezzanine loan collateralized by a Manhattan office property. The loan, which carries a rate of 800 basis points over the 30-day LIBOR, will mature on April 9, 2004. The loan may be extended at the borrower's option for two 1-year periods, upon payment of an extension fee. The origination fee of $940 is being amortized into income over the term of the loan. On June 29, 2001, the Company increased this loan by $3,000 to $50,000. No other terms were changed.

On June 29, 2001, the Company made an $8,000 preferred equity investment in an entity that owns 1412 Broadway. The investment entitles the Company to receive a yield of 10% preferentially on a current basis. This investment is being amortized over 25 years. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

On July 20, 2001, the Company formed a mezzanine co-investment partnership with the Prudential Real Estate Investors ("PREI"). The first investment program will be approximately $250,000 and will be funded equally by the members on a deal-by-deal basis. The Company will receive asset management fees as well as have the ability to receive incentive returns. On July 20, 2001 the Company contributed its investment in a $50,000 investment to the venture as the initial investment and received $25,000 from PREI for their share of the investment.

On July 20, 2001, the Company acquired an existing $27,723 junior participation interest secured by a first mortgage loan on three Manhattan office properties totaling 508,610 square feet. The mortgage loan matures on November 1, 2002. The Company obtained approximately $22,178 of financing from the senior participant in the form of a repurchase agreement which is co-terminous with the mortgage loan.

6.    INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

MORGAN STANLEY JOINT VENTURE
The Company and the Morgan Stanley Real Estate Fund ("MSREF"), through its MSSG II joint venture, entered into a contract to acquire 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs. The property is a 253,000 square foot, 16-story office building. In addition to having a 35% ownership interest in the property, SL Green will act as the operating partner for the venture, and will be responsible for leasing and managing the property. The transaction closed on January 31, 2001. The acquisition was partially funded by a $36,000 mortgage from Lehman Brothers Holdings, Inc. The loan, which matures on February 10, 2003, carries a fixed interest rate of 7.84%.

SITQ IMMOBILIER
See Note 3 for a description of the investment in One Park.

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

The condensed combined balance sheets for the unconsolidated joint ventures at June 30, 2001 and December 31, 2000 are as follows:

                                                             June 30,   December 31,
                                                              2001         2000
                                                              ----         ----
ASSETS
Commercial real estate property, net ....................   $646,819     $360,347
Other assets ............................................     52,410       31,641
                                                            --------     --------
Total assets ............................................   $699,229     $391,988
                                                            ========     ========

LIABILITIES AND MEMBERS' EQUITY
Mortgage payable ........................................   $429,748     $238,650
Other liabilities .......................................     21,902       15,043
Members' equity .........................................    247,579      138,295
                                                            --------     --------
Total liabilities and members' equity ...................   $699,229     $391,988
                                                            ========     ========
Company's net investment in unconsolidated joint ventures   $124,495     $ 65,031
                                                            ========     ========

The condensed combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2001 and 2000 is as follows:

                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                          2001       2000          2001          2000
                                          ----       ----          ----          ----
Total revenues ......................   $20,711   $15,167         $38,981       $27,181
                                        -------   -------         -------       -------
Operating expenses ..................     5,015     3,816           9,703         6,782
Real estate taxes ...................     3,320     2,653           6,175         4,526
Interest ............................     6,040     4,874          11,411         8,349
Depreciation and amortization .......     2,920     2,149           5,209         3,793
Extraordinary item ..................        --        --              --           108
                                        -------   -------         -------       -------
     Total expenses .................    17,295    13,492          32,498        23,558
                                        =======   =======         =======       =======
Net income ..........................   $ 3,416   $ 1,675         $ 6,483       $ 3,623
                                        =======   =======         =======       =======
      Company's equity in earnings of
      unconsolidated joint ventures..   $ 1,756   $   782         $ 3,269       $ 1,623
                                        =======   =======         =======       =======

7.    INVESTMENT IN AND ADVANCES TO AFFILIATES

                                                                    2000           2001
                                                                    ----           ----
Investment in and advances to Service Corporation, net .....       $3,843         $4,166
Investment in and advances to eEmerge, net .................        4,089          2,207
                                                                    -----          -----
      Investments in and advances to affiliates ............       $7,932         $6,373
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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

The Company, through the Operating Partnership, owns 100% of the non-voting common stock of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 100% of the cash flow from eEmerge operations. 100% of the voting common stock is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has funded approximately $2,514 to eEmerge as of June 30, 2001 out of a total commitment of $3,425. In addition, the Company made a landlord contribution of $1,575 for the build-out of two floors.

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

8.    DEFERRED COSTS

Deferred costs consist of the following:                  2001         2000
                                                          ----         ----

    Deferred financing........................           $16,714      $19,277
    Deferred leasing..........................            38,717       37,413
                                                         -------      -------
                                                          55,431       56,690
    Less accumulated amortization.............           (17,985)     (16,577)
                                                         -------      -------
                                                         $37,446      $40,113
                                                         =======      =======

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

9.    MORTGAGE NOTES PAYABLE

The mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2001 and December 31, 2000 are as follows:

PROPERTY                               MORTGAGE NOTES                                               2001             2000
--------                               --------------                                               ----             ----
50 West 23rd Street       First mortgage note with interest payable at 7.33%, due
                          August 1, 2007........................................................   $21,000          $21,000

673 First Avenue          First mortgage note with interest payable at 9.0%, due
                          December 13, 2003.....................................................    10,517           11,992

470 Park Avenue South     First mortgage note with interest payable at 8.25%, due
                          April 1, 2004.........................................................     9,568            9,771

1414 Avenue of Americas,
  633 Third Avenue and    First mortgage note with interest payable at 7.9%, due
  70 West 36th Street     May 1, 2009 (1) (2)...................................................    26,177           33,950

1412 Broadway             First mortgage note with interest payable at 7.62%, due
                          May 1, 2006 (3 )......................................................        --           52,000

711 Third Avenue          First mortgage note with interest payable at 8.13%, due
                          September 10, 2005 (1) ...............................................    48,996           49,172

875 Bridgeport Ave.,      First mortgage note with interest payable at 8.32%, due
  Shelton, CT             May 10, 2025..........................................................    14,885           14,901

420 Lexington Avenue      First mortgage note with interest payable at 8.44%, due
                          November 1, 2010 (1)..................................................   125,000          125,000

555 West 57th Street      First mortgage note with interest payable at 8.58%, due
                          November 4, 2004 (4) .................................................    69,268           69,606
                                                                                                   -------           ------
                               Total fixed rate debt............................................   325,411          387,392
                                                                                                   -------          -------
Madison Properties        First mortgage note with interest payable at 8.32%, due
                          May 31, 2001 (5) .....................................................        --           26,950
                                                                                                   -------          -------
                                Total floating rate debt........................................        --           26,950
                                                                                                   -------          -------

                          Total mortgage notes payable..........................................  $325,411         $414,342
                                                                                                  ========         ========

-------------
      (1)   Held in bankruptcy remote special purpose entity.
      (2) 633 Third Avenue was sold in January 2001 and the $7,750 mortgage was assigned to the purchaser.
      (3) This property was sold in June 2001 and the mortgage was assigned to the purchaser.
      (4) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at June 30, 2001 as LIBOR was 3.86% at that date. If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.
      (5)   This mortgage was repaid in full in February 2001.

PRINCIPAL MATURITIES

Combined aggregate principal maturities of mortgages and notes payable and revolving credit facilities as of June 30, 2001 are as follows:


                         SCHEDULED          PRINCIPAL
                       AMORTIZATION         REPAYMENTS         TOTAL
                       ------------         ----------         -----
2001 ..............      $  2,689            $ 45,238         $ 47,927
2002 ..............         6,916                --              6,916
2003 ..............         7,772             240,002          247,774
2004 ..............         3,863              75,300           79,163
2005 ..............         3,366              47,247           50,613
Thereafter.........        24,335             151,921          176,256
                         --------            --------         --------
                         $ 48,941            $559,708         $608,649
                         ========            ========         ========

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

MORTGAGE RECORDING TAX - HYPOTHECATED LOAN

The Operating Partnership mortgage tax credit loans totaled approximately $56,950 from LBHI at June 30, 2001. These loans were collateralized by the mortgage encumbering the Operating Partnership's interests in 290 Madison Avenue. The loans were also collateralized by an equivalent amount of the Company's cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rate commensurate with that of the portfolio of six month US Treasury securities, which will mature on January 15, 2002. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at June 30, 2001. The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property level debt, for which these credits would be applicable and provide a financial savings. None of these mortgage tax credit loans had been utilized as of June 30, 2001.

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

At June 30, 2001, the Company had $45,238 outstanding under its PSCC Facility (interest rate of 5.77 percent). The PSCC Facility was secured by the $89,194 in mortgage loans receivable on two Manhattan properties. As of July 18, 2001, this facility had a balance of $21,738.

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (defined below) and obtained a new unsecured revolving credit facility in the amount of $250,000 from a group of 9 lender banks (the "2000 Unsecured Credit Facility"). The Company upsized this credit facility to $300,000 in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At June 30, 2001, $238,000 was outstanding and carried a weighted average interest rate of 6.09 percent. Availability under the 2000 Unsecured Credit Facility at June 30, 2001 was further reduced by the issuance of letters of credit in the amount of $5,000 for a fee purchase option. As of July 27, 2001, this facility had a balance of $55,000 as the proceeds from the common stock offering (see Note 11) were used to pay down the outstanding balance.

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above. In the quarter ended June 30, 2000, the Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38), for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

11.  STOCKHOLDERS' EQUITY

COMMON SHARES

The following table presents the changes in the Company's issued and outstanding shares of common stock since December 31, 2000 (excluding 2,281 and 2,307 Units outstanding at June 30, 2001 and December 31, 2000, respectively, which are convertible into shares of common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2000..........................     24,516
Issued through exercise of options........................        166
Issued through redemption of units........................         26
Issued through deferred compensation plan.................        151
                                                             --------

Outstanding at June 30, 2001...............................    24,859
                                                             ========

On July 25, 2001, the Company completed the sale of 5,000 shares of common stock. The gross proceeds from this offering ($149,000, net of underwriter's discount) will initially be used to pay down the 2000 Unsecured Credit Facility. This offering resulted in the reduction of the minority interest in the Operating Partnership to approximately 7.1% from 8.4% at June 30, 2001.

OWNERSHIP OF OPERATING PARTNERSHIP

The minority interest in the Operating Partnership was approximately 8.4% and 8.6% as of June 30, 2001 and December 31, 2000, respectively.

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

EARNINGS PER SHARE

Earnings per share is computed as follows:

                                            FOR THE QUARTER ENDED JUNE 30, 2001             FOR THE QUARTER ENDED JUNE 30, 2000
                                            -----------------------------------             -----------------------------------
                                          INCOME           SHARES          PER SHARE       INCOME           SHARES        PER SHARE
                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT       (NUMERATOR)    (DENOMINATOR)      AMOUNT
==================================================================================================================================
Basic Earnings:
  Income available to common
  shareholders ....................      $15,530            24,706       $   0.63         $12,988           24,309       $ 0.53

Effect of Dilutive Securities:
  Redemption of Units to
    common shares .................        1,405             2,295                          1,316            2,391
  Preferred Stock (if converted to
    common stock ..................        2,415             4,699                          2,407            4,699
  Stock Options ...................           --               483                             --              345
=================================================================================================================================
Diluted Earnings:
  Income available to common
    shareholders ..................      $19,350            32,183       $   0.60         $16,711           31,744       $  0.53
=================================================================================================================================


                                           FOR THE SIX MONTHS ENDED JUNE 30, 2001          FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                           --------------------------------------          --------------------------------------
                                          INCOME           SHARES          PER SHARE       INCOME           SHARES        PER SHARE
                                       (NUMERATOR)      (DENOMINATOR)       AMOUNT       (NUMERATOR)    (DENOMINATOR)      AMOUNT
==================================================================================================================================
Basic Earnings:
  Income available to common
  shareholders ....................      $26,828             24,706      $   1.09         $34,621            24,265        $1.43
Effect of Dilutive Securities:
  Redemption of Units to
    common shares .................        2,486              2,289                         3,467             2,404
  Preferred Stock (if converted to
    common stock ..................        4,829              4,699                         4,814             4,699
  Stock Options ...................           --                476                            --               260
==================================================================================================================================
Diluted Earnings:
  Income available to common
    shareholders ..................      $34,143             32,170         $1.06         $42,902             31,628        $1.36
==================================================================================================================================



The PIERS outstanding in 2001 were included in the 2001 and 2000 computation of earnings per share as they were dilutive during those periods.

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

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

13.   RELATED PARTY TRANSACTIONS

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the six month period ended June 30, include the following:

                                                                  2001        2000
                                                                  ----        ----
Management revenues ..........................................   $   136    $   136
Maintenance and security expense .............................     2,796      2,149
Rental revenue ...............................................       117         69

Amounts due from related parties at June 30, 2001 and
December 31, 2000, respectively, consist of:                       2001       2000
                                                                 -------    -------
17 Battery Condominium Associations ..........................   $   143    $   127
Morgan Stanley Real Estate Funds .............................       494        464
Carlyle Group ................................................        12         12
Officers .....................................................     1,105         77
SLG 100 Park LLC .............................................       338        121
One Park Realty Corp. ........................................      (316)      --

14.   DEFERRED COMPENSATION AWARD

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet. As of June 30, 2001, $995 had been paid against this compensation award.

15.   SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning older, classic style office properties in Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market, namely, Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. As of June 30, 2001, no single tenant contributed more than 3% of the Company's annual revenues.

16.   TECHNOLOGY INVESTMENTS AND ALLIANCES

The Company owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of preferred stock, and vested and unvested warrants to acquire common stock. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of June 30, 2001:

                             SQUARE FEET     TICKER         CAPITAL        SHARES        WARRANTS           BOOK
COMPANY                       (MM) (1)       SYMBOL       INVESTMENT     RECEIVED (2)   RECEIVED (2)      VALUE (3)
-------                       --------       ------       ----------   --------------  -------------      ---------
Eureka Broadband                4.4      Privately Held      ---           ---             35                ---
Captivate Network (4)           9.7      Privately Held     $750          98.6            236               $750
Internet Realty Partners (5)    ---      Privately Held    1,500           ---            ---              1,254

----------
(1) The Square Feet (in millions) represents the portion of the Company's portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These approximate square footage amounts are subject to change upon the signing of additional licensing agreements. As of June 30, 2001, approximately 70% of the Company's portfolio was wired and operational by at least one of SL Green's strategic telecommunications providers.

                              SL GREEN REALTY CORP.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  JUNE 30, 2001

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

(4) In April 2001, Verticore merged with Captivate Networks. The Company's 241 shares were converted into 98.6 shares of the new company. The Company is entitled to receive additional shares upon completion of the recapitalization of the new company.

(5) Through June 30, 2001, the Company made a $1,500 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $500. IRP invests in privately-held and publicly traded real estate-related internet, technology and e-commerce companies.

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

As of June 30, 2001, the Company's wholly-owned portfolio consisted of 19 commercial properties encompassing approximately 7.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City ("Manhattan") (the "Properties") and one triple-net leased property located in Shelton, Connecticut. As of June 30, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 98.5%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet (97.0% occupied as of June 30, 2001). In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

RESULTS OF OPERATIONS

The following comparisons for the three and six months ended June 30, 2001 ("2001") compared to the three and six months ended June 30, 2000 ("2000") make reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 2000, (ii) the effect of the "2001 Acquisitions," which represents all properties acquired in 2001, namely, One Park Avenue and 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the "Dispositions," which represents all properties disposed of in 2000, namely, 29 West 35th Street, 36 West 44th Street (March 2000), 321 West 44th Street (May 2000) which was contributed to a joint venture, and 17 Battery Place South (December 2000), and all properties disposed of in 2001, namely, 633 Third Avenue (January 2001) and One Park Avenue (May
2001) which was contributed to a joint venture.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

        RENTAL REVENUES (in millions)                                            $           %
                                                        2001       2000       Change       Change
                                                     ----------- ---------- ------------ -----------
        Rental revenue                                    $53.4      $46.4       $7.0           15%
        Escalation and reimbursement revenue                7.3        5.4        1.9           35%
        Signage revenue                                     0.2        0.6       (0.4)         (67)%
                                                     ----------- ---------- ------------ -----------
           Total                                          $60.9      $52.4       $8.5           16%
                                                     =========== ========== ============ ===========

        Same Store                                        $50.8      $47.9      $2.9             6%
        2001 Acquisitions                                   8.7         --       8.7           870%
        Dispositions                                        2.3        5.3      (3.0)          (57)%
        Other                                              (0.9)      (0.8)     (0.1)           12%
                                                     ----------- ---------- ------------ -----------
           Total                                          $60.9      $52.4       $8.5           16%
                                                     =========== ========== ============ ===========

The increase in rental revenue was primarily due to an increase in occupancy at Same-Store Properties from 97.9% in 2000 to 98.6% in 2001. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 55% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 54%.

The increase in escalation and reimbursement revenue was primarily due to the recovery of operating expenses ($2.0 million). On an annualized basis, the Company expects to recover approximately 90% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway ($0.4 million).

      INVESTMENT AND OTHER INCOME (in millions)                                      $           %
                                                                2001      2000     Change     Change
                                                              --------- --------- --------- ------------
      Equity in net income of unconsolidated joint ventures       $1.8      $0.8      $1.0         125%
      Investment income                                            5.0       3.9       1.1          28%
      Other                                                        0.6       0.2       0.4         200%
                                                              --------- --------- --------- ------------
         Total                                                    $7.4      $4.9      $2.5          51%
                                                              ========= ========= ========= ============

The increase in equity in net income of unconsolidated joint ventures is due to the Company having four joint venture investments in 2000 comprising 2.0 million square feet compared to six joint venture investments in 2001 comprising 3.1 million square feet. Occupancy at the joint ventures decreased from 98.9% in 2000 to 97.0% in 2001. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 58%.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($1.4 million). The balance of the change in investment income is due to investments in other structured finance transactions ($0.6 million) and interest from excess cash on hand ($0.1 million). This was offset by a decrease in investment income ($0.7 million) due to the loan on 1370 Avenue of the Americas being repaid in 2000 and the sale of a participation interest in 17-29 West 44th Street in September 2000 ($0.2 million). In addition, the Company wrote down it's investment in a technology investment ($0.2 million).

       PROPERTY OPERATING EXPENSES (in millions)
                                                           2001       2000     $ Change      % Change
                                                        ----------- --------- ------------ -------------
       Operating expenses (excluding electric)                $9.6      $9.4         $0.2            2%
       Electric costs                                          4.5       4.0          0.5           12%
       Real estate taxes                                       8.0       7.1          0.9           13%
       Ground rent                                             3.2       3.2          ---           ---
                                                        ----------- --------- ------------ -------------
          Total                                              $25.3     $23.7         $1.6            7%
                                                        =========== ========= ============ =============

       Same Store                                            $21.3     $20.8         $0.5            2%
       2001 Acquisitions                                       2.7       ---          2.7          270%
       Dispositions                                            1.1       2.3         (1.2)        (52)%
       Other                                                   0.2       0.6         (0.4)        (67)%
                                                        ----------- --------- ------------ -------------
          Total                                              $25.3     $23.7         $1.6            7%
                                                        =========== ========= ============ =============

The increase in operating expenses, excluding electricity, were primarily due to higher fuel costs ($0.1 million) and cleaning costs ($0.4 million) which were offset by a decrease in repairs and maintenance ($0.4 million).

The increase in electric costs was primarily due to higher electric rates as well as the 2001 Acquisitions and was partially offset by the Dispositions.

The increase in real estate taxes was primarily attributable to the 2001 Acquisitions which increased real estate taxes by $1.1 million, but was partially offset by a decrease in real estate taxes due to the Dispositions ($0.2 million).


       OTHER EXPENSES (in millions)
                                                           2001       2000     $ Change     % Change
                                                         ---------- --------- ----------- --------------
       Interest expense                                      $13.2     $10.0        $3.2            32%
       Depreciation and amortization expense                   9.2       8.4         0.8             9%
       Marketing, general and administrative expense           3.7       3.2         0.5            16%
                                                         ---------- --------- ----------- --------------
          Total                                              $26.1     $21.6        $4.5            21%
                                                         ========== ========= =========== ==============

This increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store assets ($0.9 million), mortgage financing associated with the 2001 Acquisitions ($1.6 million) and an increase in interest expense at the corporate level, which includes borrowings for working capital purposes as well as, acquisition and structured finance transaction funding ($0.8 million). This was partially offset by the interest savings from the Dispositions ($0.2 million) and a reduction in the weighted average interest rate to 7.20% at June 30, 2001 compared to 7.93% at June 30, 2000.

Depreciation and amortization increased primarily due to depreciation on properties acquired, namely One Park Avenue, and capital expenditures and tenant improvements incurred during the period.

Marketing, general and administrative expense increased primarily due to increased personnel costs ($0.3 million). Marketing, general and administrative expense decreased as a percentage of total revenue from 5.7% to 5.5%.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

        RENTAL REVENUES (in millions)                                            $           %
                                                        2001       2000       Change       Change
                                                     ----------- ---------- ------------ -----------
        Rental revenue                                   $108.4      $93.4        $15.0         16%
        Escalation and reimbursement revenue               15.4       11.3          4.1         36%
        Signage revenue                                     0.5        1.1         (0.6)      (55)%
                                                     ----------- ---------- ------------ -----------
           Total                                         $124.3     $105.8        $18.5         17%
                                                     =========== ========== ============ ===========

        Same Store                                       $102.5      $94.3         $8.2          9%
        2001 Acquisitions                                  19.2        ---         19.2      1,920%
        Dispositions                                        4.7       12.7         (8.0)      (63)%
        Other                                              (2.1)      (1.2)        (0.9)      (75)%
                                                     ----------- ---------- ------------ -----------
           Total                                         $124.3     $105.8        $18.5         17%
                                                     =========== ========== ============ ===========

The increase in rental revenue was primarily due to an increase in occupancy at Same-Store Properties from 97.9% in 2000 to 98.6% in 2001. In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties were 46% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 54%.

The increase in escalation and reimbursement revenue was primarily due to the recovery of higher operating expenses ($3.7 million) and utility costs ($0.3 million). On an annualized basis, the Company expects to recover approximately 90% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway ($0.5 million).

      INVESTMENT AND OTHER INCOME (in millions)                                      $           %
                                                                2001      2000     Change     Change
                                                              --------- --------- --------- ------------
      Equity in net income of unconsolidated joint ventures       $3.3      $1.6     $1.7         106%
      Investment income                                            8.3       4.9      3.4          69%
      Other                                                        0.9       0.5      0.4          80%
                                                              --------- --------- --------- ------------
         Total                                                   $12.5      $7.0     $5.5          79%
                                                              ========= ========= ========= ============

The increase in equity in net income of unconsolidated joint ventures is due to the Company having four joint venture investments in 2000 comprising 2.0 million square feet compared to six joint venture investments in 2001 comprising 3.1 million square feet. Occupancy at the joint ventures decreased from 98.9% in 2000 to 97.0% in 2001. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 58%.

The increase in investment income primarily represents interest income from 2 Grand Central Tower ($4.0 million). The balance of the change in investment income is due to investments in other structured finance transactions
($0.7 million) and interest from excess cash on hand ($0.3 million). This was offset by a decrease in investment income ($1.3 million) due to the loan on 1370 Avenue of the Americas being repaid in 2000. In addition, the Company wrote down it's investment in a technology company ($0.2 million).

       PROPERTY OPERATING EXPENSES (in millions)
                                                           2001       2000     $ Change      % Change
                                                        ----------- --------- ------------ -------------
       Operating expenses (excluding electric)               $20.4     $19.6        $0.8             4%
       Electric costs                                          9.5       7.0         2.5            36%
       Real estate taxes                                      16.1      14.4         1.7            12%
       Ground rent                                             6.3       6.3         ---            ---
                                                        ----------- --------- ------------ -------------
          Total                                              $52.3     $47.3        $5.0            11%
                                                        =========== ========= ============ =============

       Same Store                                            $43.5     $41.1        $2.4             6%
       2001 Acquisitions                                       6.1       ---         6.1           610%
       Dispositions                                            2.5       5.5        (3.0)         (55)%
       Other                                                   0.2       0.7        (0.5)         (71)%
                                                        ----------- --------- ------------ -------------
          Total                                              $52.3     $47.3        $5.0            11%
                                                        =========== ========= ============ =============

The increase in operating expenses, excluding electricity, was primarily due to higher fuel costs ($0.3 million), contract maintenance ($0.3 million) and cleaning costs ($0.8 million). This was offset by a decrease in repairs and maintenance ($0.6 million).

The increase in electric costs was primarily due to higher electric rates as well as the 2001 Acquisitions and was partially offset by the Dispositions.

The increase in real estate taxes was primarily attributable to the 2001 Acquisitions which increased real estate taxes by $2.5 million, but was partially offset by a decrease in real estate taxes due to the Dispositions ($0.8 million).


       OTHER EXPENSES (in millions)
                                                           2001       2000     $ Change     % Change
                                                         ---------- --------- ----------- --------------
       Interest expense                                      $27.1     $19.5        $7.6            39%
       Depreciation and amortization expense                  18.9      16.2         2.7            17%
       Marketing, general and administrative expense           7.2       6.0         1.2            20%
                                                         ---------- --------- ----------- --------------
          Total                                              $53.2     $41.7       $11.5            28%
                                                         ========== ========= =========== ==============

This increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store assets ($1.9 million), mortgage financing associated with the 2001 Acquisitions ($4.3 million) and an increase in interest expense at the corporate level ($2.0 million). This was partially offset by the interest savings from the Dispositions ($0.6 million) and a reduction in the weighted average interest rate to 7.20% at June 30, 2001 compared to 7.93% at June 30, 2000.

Depreciation and amortization increased primarily due to depreciation on properties acquired, namely One Park Avenue, and capital expenditures and tenant improvements incurred during the period.

Marketing, general and administrative expense increased primarily due to increased personnel costs ($0.6 million) and professional fees ($0.2 million). Marketing, general and administrative expense remained level at 5.4% of total revenue for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $15.1 million to $35.2 million for the six months ended June 30, 2001 compared to $20.1 million for the six months ended June 30, 2000. Operating cash flow was primarily generated by the Same-Store properties and 2001 Acquisitions, but was reduced by the decrease in operating cash flow from the Dispositions. Net cash used in investing activities increased $279.5 million to $336.9 million for the six months ended June 30, 2001 compared to $57.4 million for the six months ended June 30, 2000. The increase was due primarily to the higher dollar volume of acquisitions and capital improvements in 2001 ($390.0 and $14.1 million, respectively) as compared to 2000 ($16.6 and $13.4 million, respectively). This relates primarily to the acquisitions of One Park Avenue, 1370 Broadway in January 2001 and 317 Madison Avenue in June 2001. Approximately $50.9 million was funded out of restricted cash set aside from the sale of 17 Battery Place South. The net investment in unconsolidated joint ventures decreased $33.9 million due to the purchase of a 49.9% interest in 100 Park in 2000 compared to the purchase of a 35% interest in 469 Seventh Avenue in 2001. Net proceeds from the dispositions increased $22.7 million due to the sales of 633 Third Avenue, One Park Avenue and 1412

Broadway totaling $81.0 million in 2001 compared to the dispositions of 29 West 35th Street, 36 West 44th Street and 321 West 44th Street totaling $58.3 million in 2000. Net cash provided by financing activities increased $303.6 million to $334.7 million for the six months ended June 30, 2001 compared to $31.1 million for the six months ended June 30, 2000. The increase was primarily due to higher borrowing requirements due to the higher volume of acquisitions funded with mortgage debt and draws under the line of credit ($257.9 million), which was partially offset by lower debt repayments ($43.4 million).

CAPITALIZATION

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock. The gross proceeds from this offering ($149.0 million, net of underwriter's discount) will initially be used to pay down the 2000 Credit Facility. This offering resulted in the reduction of the minority interest in the Operating Partnership to approximately 7.1% from 8.4% at June 30, 2001.

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

At June 30, 2001, borrowings under the mortgage loans and credit facilities (excluding our share of joint venture debt of $213.5 million) represented 39.4% of the Company's market capitalization based on a total market capitalization (debt and equity including preferred stock), assuming conversion of all operating partnership units, of $1.55 billion (based on a common stock price of $30.31 per share, the closing price of the Company's common stock on the New York Stock Exchange on June 30, 2001).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at June 30, 2001 and December 31, 2000, respectively (in thousands).

                                                    June 30,  December 31,
                                                      2001       2000
                                                      ----       ----
    DEBT SUMMARY:
    BALANCE
    Fixed rate ..................................   $256,143    $317,786
    Variable rate - hedged ......................     69,268      69,606
                                                    --------    --------
       Total fixed rate .........................    325,411     387,392
                                                    --------    --------
    Variable rate ...............................    238,000      49,950
    Variable rate-supporting variable rate assets     45,238      23,374
                                                    --------    --------
       Total variable rate ......................    283,238      73,324
                                                    --------    --------
    Total .......................................   $608,649    $460,716
                                                    ========    ========

    PERCENT OF TOTAL DEBT:
       Total fixed rate .........................      53.46%      84.08%
       Variable rate ............................      46.54%      15.92%
                                                    --------    --------
    Total .......................................     100.00%     100.00%
                                                    ========    ========

    EFFECTIVE INTEREST RATE AT END OF PERIOD
       Total fixed rate .........................       8.21%       8.22%
       Variable rate ............................       6.04%       8.20%
                                                    --------    --------
    Effective interest rate .....................       7.20%       8.21%
                                                    ========    ========

A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (3.86 % at June 30, 2001). Variable rate debt, excluding the variable rate debt supporting variable rate assets, constitutes 39.1% of total debt outstanding. The Company's total debt at June 30, 2001 had a weighted average term to maturity of approximately 4.73 years.

As of June 30, 2001, the Company had two mortgage loans receivable securing the PSCC Facility. The first loan, which has a face value of $50 million and matures on April 9, 2004, carries a weighted average interest rate of 800 basis points over the 30-day LIBOR. The second loan, which has a face value of $39.1 million and matures in January 2003, carries a 900 basis point spread over the 30-day LIBOR. These variable rate mortgage loans receivable mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MORTGAGE FINANCING

As of June 30, 2001, the Company's total mortgage debt (excluding the Company's share of joint venture debt of approximately $213.5 million) consisted of approximately $325.4 million of fixed rate debt with an effective interest rate of approximately 8.21% and no variable rate debt. The Company's mortgage debt at June 30, 2001, encumbering 9 properties, will mature as follows (in thousands):

       2001.......................................             $  2,689
       2002.......................................                6,916
       2003.......................................                9,774
       2004.......................................               79,163
       2005.......................................               50,612
       Thereafter.................................              176,257
                                                               --------
                Total............................              $325,411
                                                               ========

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (see below) and obtained a new senior unsecured revolving credit facility in the amount of $250 million (the "2000 Unsecured Credit Facility") from a group of 9 lender banks. The Company upsized this credit facility to $300 million in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company receives an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At June 30, 2001, $238 million was outstanding and carried a weighted average interest rate of 6.09 percent. Availability under the 2000 Unsecured Credit Facility at June 30, 2001 was further reduced by the issuance of letters of credit in the amount of $5 million for acquisition deposits. As of July 27, 2001, this facility had a balance of $55.0 million as the proceeds from this common stock offering were used to pay down the outstanding balance.

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

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above. In the quarter ended June 30, 2000, the Company recorded a $430,000 extraordinary loss, net of the minority interest's share of the loss ($38,000), for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

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

At June 30, 2001, the Company had $45.2 million outstanding under its PSCC Facility (interest rate of 5.77 percent). The PSCC Facility is secured by the $89.2 million in mortgage loans receivable on two Manhattan properties. As of July 18, 2001, this facility had a balance of $21.7 million.

CAPITAL EXPENDITURES

The Company estimates that for the six months ending December 31, 2001, it will incur approximately $17.1 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $3.1 million of the capital investments are dedicated to redevelopment costs, including local law 11, associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the unsecured credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

DISTRIBUTIONS

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90 percent (95 percent prior to January 1, 2001) of its REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $46.3 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

FFO for the three and six months ended June 30, 2001 and 2000, respectively, are as follows (in thousands):


                                                                            Three months ended            Six months ended
                                                                           2001           2000          2001           2000
                                                                           ----           ----          ----           ----
    Income before minority interest, extraordinary items, gain on
sale, preferred stock dividend and cumulative effect adjustment            $  16,348    $  12,344    $  30,257    $  24,310
Add:
      Depreciation and amortization                                            9,189        8,403       18,909       16,219
      FFO adjustment for unconsolidated joint ventures                         1,358          917        2,354        1,626
Less:
      Dividends on preferred shares                                           (2,300)      (2,300)      (4,600)      (4,600)
      Amortization of deferred financing costs and depreciation of
          non-rental real estate assets                                       (1,157)      (1,040)      (2,312)      (2,063)
                                                                           ---------    ---------    ---------    ---------
     Funds From Operations - basic                                            23,438       18,324       44,608       35,492
        Dividends on preferred shares                                          2,300        2,300        4,600        4,600
                                                                           ---------    ---------    ---------    ---------
     Funds From Operations - diluted                                       $  25,738    $  20,624    $  49,208    $  40,092
                                                                           =========    =========    =========    =========
     Cash flows provided by operating activities                           $  18,610    $   2,998    $  35,172    $  20,059
     Cash flows used in investing activities                               $ (51,605)   $  (2,569)   $(336,911)   $ (57,439)
     Cash flows provided by financing activities                           $  68,659    $   4,741    $ 334,688    $  31,136

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's interest cost by approximately $3.2 million annually.

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

Approximately $325.4 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of June 30, 2001 ranged from LIBOR plus 125 basis points to LIBOR plus 200 basis points.


LONG-TERM DEBT,                                                                                                         FAIR
INCLUDING CURRENT                                                                                                       ----
PORTION (IN THOUSANDS)      2001         2002         2003        2004          2005       THEREAFTER      TOTAL        VALUE
----------------------      ----         ----         ----        ----          ----       ----------      -----        -----

Fixed Rate ..........   $    2,689    $   6,916    $   9,774     $ 79,163    $   50,612    $   176,257    $325,411    $329,136
Average Interest Rate        8.21%        8.20%        8.19%        8.21%         8.24%          8.33%       8.30%

Variable Rate .......   $   45,238         --      $ 238,000           --            --             --    $283,238    $283,238
Average Interest Rate        6.04%                     6.09%                                                 6.07%

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 15, 2001, at which the following matters were voted upon:

         1. To elect one Class I director of the Company to serve until the 2004 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

         2. To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2001.

         The results of the meeting were as follows:

                                                          FOR     AGAINST     ABSTAIN
                                                          ---     -------     -------
         Proposal 1: Edwin Thomas Burton, III       21,608,943     158,505           0

         Proposal 2:                                21,656,742      87,142      23,564

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10.1 Sale-Purchase Agreement, dated as of June 7, 2001, between Richfield Investment Company and Green 317 Madison LLC *

10.2 Qualified Exchange Accommodation Agreement, dated as of June 7, 2001, between Green 1412 Broadway LLC and BEC 317 LLC *

* Incorporated by reference to the Company's Form 8-K, dated June 7, 2001, filed with the Commission on June 18, 2001.

(b)      Reports on Form 8-K:

         o The Registrant filed a Current Report on Form 8-K on April 24, 2001 in connection with its first quarter 2001 earnings release.
         o The Registrant filed a Current Report on Form 8-K on April 25, 2001 in connection with its first quarter 2001 supplemental package.
         o The Registrant filed a Current Report on Form 8-K on June 6, 2001 in connection with its sale of One Park Avenue to a joint venture with SITQ Immobilier.
         o The Registrant filed a Current Report on Form 8-K on June 18, 2001 in connection with its acquisition of 317 Madison Avenue.

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



Date:    August 1, 2001