Form 10-Q
period 2001-09-30
SL GREEN REALTY CORP
filed 2001-11-14
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par value, was 29,958,705 on November 2, 2001.

                              SL GREEN REALTY CORP.

                                      INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Condensed Consolidated Balance Sheets as of
September 30, 2001 (unaudited) and December 31, 2000........................  3

Condensed Consolidated Statements of Income for the three
and nine months ended September 30, 2001 and 2000 (unaudited)...............  4

Condensed Consolidated Statement of Stockholders' Equity
and Comprehensive Income for the nine months ended
September 30, 2001 (unaudited)..............................................  5

Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2001 and 2000 (unaudited) ..................  6

Notes to Condensed Consolidated Financial Statements (unaudited)............  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................... 20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........ 28


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................. 29

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................... 29

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................... 29

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 29

ITEM 5.  OTHER INFORMATION.................................................. 29

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................... 29

SIGNATURES.................................................................. 30

                                               SL GREEN REALTY CORP.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                            -------------   ------------
                                                                                               2001            2000
                                                                                               ----            ----
                                                                                            (UNAUDITED)      (Note 1)
       ASSETS

        Commercial real estate properties, at cost:

        Land and land interests .........................................................   $   138,337    $   125,572
        Buildings and improvements ......................................................       679,821        618,637
        Building leasehold ..............................................................       143,198        139,393
        Property under capital lease ....................................................        12,208         12,208
                                                                                            -----------    -----------
                                                                                                973,564        895,810
        Less accumulated depreciation ...................................................       (93,339)       (78,432)
                                                                                            -----------    -----------
                                                                                                880,225        817,378
        Property held for sale ..........................................................            --         10,895
        Cash and cash equivalents .......................................................         5,991         10,793
        Restricted cash .................................................................        37,104         86,823
        Tenant and other receivables, net of allowance of $3,905
          and $1,723 in 2001 and 2000, respectively .....................................        12,229          7,580
        Related party receivables .......................................................         1,883            917
        Deferred rents receivable, net of allowance for tenant
          credit loss of $4,813 and $4,860 in 2001 and 2000, respectively ...............        50,060         45,816
        Investment in and advances to affiliates ........................................         8,570          6,373
        Structured finance investments, net of $1,039 and $3,321
          discount in 2001 and 2000, respectively .......................................       157,901         51,293
        Investments in unconsolidated joint ventures ....................................       143,049         65,031
        Deferred costs, net .............................................................        36,066         40,113
        Other assets ....................................................................        13,093         18,142
                                                                                            -----------    -----------
              Total assets ..............................................................   $ 1,346,171    $ 1,161,154
                                                                                            ===========    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Mortgage notes payable ..........................................................   $   411,393    $   414,342
        Revolving credit facilities .....................................................        72,738         46,374
        Derivative instruments at fair value ............................................         4,987             --
        Accrued interest payable ........................................................         1,935          2,349
        Accounts payable and accrued expenses ...........................................        20,827         24,818
        Deferred compensation awards ....................................................         1,838          2,833
        Deferred revenue ................................................................         1,363          1,112
        Capitalized lease obligations ...................................................        15,505         15,303
        Deferred land lease payable .....................................................        13,926         13,158
        Dividend and distributions payable ..............................................        14,775         12,678
        Security deposits ...............................................................        18,903         19,014
                                                                                            -----------    -----------
               Total liabilities ........................................................       578,190        551,981
        Commitments and Contingencies

        Minority interest in Operating Partnership ......................................        46,474         43,326

        8% Preferred Income Equity Redeemable SharesSM ("PIERS") $0.01 par value
           $25.00 mandatory liquidation preference, 25,000 authorized and 4,600
           outstanding at September 30, 2001 and December 31, 2000 ......................       111,117        110,774

        STOCKHOLDERS' EQUITY

        Common stock, $0.01 par value, 100,000 shares
           authorized, 29,945 and 24,516 issued and outstanding at
           September 30, 2001 and December 31, 2000 respectively ........................           300            246
        Additional paid-in-capital ......................................................       582,874        428,698
        Deferred compensation plans .....................................................        (8,400)        (5,037)
        Accumulated other comprehensive loss ............................................        (4,500)            --
        Retained earnings ...............................................................        40,116         31,166
                                                                                            -----------    -----------
               Total stockholders' equity ...............................................       610,390        455,073
                                                                                            -----------    -----------
        Total liabilities and stockholders' equity ......................................   $ 1,346,171    $ 1,161,154
                                                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Three Months Ended        Nine months Ended
                                                                        September 30,             September 30,
                                                                      2001         2000         2001         2000
                                                                      ----         ----         ----         ----
  REVENUES

  Rental revenue ...............................................   $  47,971    $  47,647    $ 156,379    $ 140,998
  Escalation and reimbursement revenues ........................       9,114        7,593       24,467       18,941
  Signage rent .................................................         424          496          953        1,593
  Investment income ............................................       3,306        3,696       11,626        7,324
  Preferred equity income ......................................         630        1,272          630        2,579
  Other income .................................................         479          170        1,339          693
                                                                   ---------    ---------    ---------    ---------
     Total Revenues ............................................      61,924       60,874      195,394      172,128
                                                                   ---------    ---------    ---------    ---------

  EXPENSES

  Operating expenses (See Note 13) .............................      15,076       15,260       44,983       41,893
  Real estate taxes ............................................       7,452        7,299       23,590       21,688
  Ground rent ..................................................       3,101        3,164        9,419        9,505
  Interest .....................................................       9,785       10,698       36,853       30,243
  Depreciation and amortization ................................       9,047        8,300       27,956       24,519
  Marketing, general and administrative ........................       4,116        2,540       11,331        8,517
                                                                   ---------    ---------    ---------    ---------
     Total Expenses ............................................      48,577       47,261      154,132      136,365
                                                                   ---------    ---------    ---------    ---------
  Income before equity in net income (loss) from
       affiliates, equity in net income of unconsolidated joint
       ventures,  gain on sale, minority interest, extraordinary
       item and cumulative effect adjustment ...................      13,347       13,613       41,262       35,763
  Equity in net income (loss) from affiliates ..................         (57)          71         (984)         609
  Equity in net income of unconsolidated joint ventures ........       2,752          586        6,020        2,209
  Gain on sale of rental properties, net of transaction and
          deferred compensation costs ..........................         647        5,624        5,164       24,646
                                                                   ---------    ---------    ---------    ---------
  Income before minority interest, extraordinary item and
       cumulative effect adjustment ............................      16,689       19,894       51,462       63,227
  Minority interest in operating partnership ...................      (1,010)      (1,496)      (3,496)      (4,964)
                                                                   ---------    ---------    ---------    ---------
  Income before extraordinary item and cumulative effect
       adjustment ..............................................      15,679       18,398       47,966       58,263
  Extraordinary item, net of minority interest of ($32) and
       ($40) in 2001 and ($38) 2000, respectively ..............        (332)          --         (430)        (430)
  Cumulative effect of change in accounting principle
     Net income ................................................          --           --         (532)          --
                                                                   ---------    ---------    ---------    ---------
                                                                      15,347       18,398       47,004       57,833
  Preferred stock dividends ....................................      (2,300)      (2,300)      (6,900)      (6,900)
  Preferred stock accretion ....................................        (114)        (107)        (343)        (320)
                                                                   ---------    ---------    ---------    ---------
     Net income available to common shareholders ...............   $  12,933    $  15,991    $  39,761    $  50,613
                                                                   =========    =========    =========    =========

  BASIC EARNINGS PER SHARE:

     Net income before gain on sale and extraordinary item .....   $    0.44    $    0.42    $    1.37    $    1.09
     Gain on sale ..............................................        0.02         0.23         0.20         1.01
     Extraordinary item ........................................       (0.01)          --        (0.02)       (0.02)
     Cumulative effect of change in accounting principle .......          --           --        (0.02)          --
                                                                   ---------    ---------    ---------    ---------
  Net income ...................................................   $    0.45    $    0.65    $    1.53    $    2.08
                                                                   ---------    ---------    ---------    ---------
  DILUTED EARNINGS PER SHARE:

     Net income before gain on sale and extraordinary item .....   $    0.43    $    0.44    $    1.35    $    1.21
     Gain on sale ..............................................        0.02         0.18         0.18         0.78
     Extraordinary item ........................................       (0.01)          --        (0.01)       (0.01)
     Cumulative effect of change in accounting principle .......          --           --        (0.02)          --
                                                                   ---------    ---------    ---------    ---------
  Net income ...................................................   $    0.44    $    0.62    $    1.50    $    1.98
                                                                   =========    =========    =========    =========
  Dividends declared per common share ..........................   $  0.3875    $  0.3625    $  1.1625    $  1.0875
                                                                   =========    =========    =========    =========
  Basic weighted average common shares outstanding .............      28,511       24,458       25,988       24,329
                                                                   =========    =========    =========    =========
  Diluted weighted average common shares and
        common share equivalents outstanding ...................      31,373       31,999       28,792       31,762
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



                                                                       Accumulated
                                           Additional     Deferred        Other
                                Common       Paid-In    Compensation  Comprehensive    Retained                  Comprehensive
                                 Stock       Capital       Plans          Loss         Earnings       Total         Income
                                 -----       -------       -----          ----         --------       -----         ------
Balance at December 31, 2000      $246     $428,698         $(5,037)      $     --     $  31,166      $455,073      $    --

Cumulative effect of
    accounting Change                                                         (811)                       (811)
    Change
Comprehensive Income:
    Net income                                                                            47,004        47,004         47,004
    Unrealized loss on
      derivative Instruments                                                (3,689)                     (3,689)        (3,689)
Preferred dividend and
    Accretion                                                                             (7,243)       (7,243)
Deferred compensation plans          1        3,704          (4,410)                                      (705)
Amortization of deferred
    compensation plans                                        1,047                                      1,047
Redemption of units                             547                                                        547
Proceeds from common stock
    offering and revaluation
    of minority
    interest ($2,927)               50      144,874                                      144,924

Proceeds from stock options
    Exercised                        3        5,051                                        5,054
Cash distributions declared
    ($1.1625 per common share)                                                           (30,811)      (30,811)
                                  ----     --------         -------       --------     ---------      --------        -------

BALANCE AT SEPTEMBER 30, 2001
(UNAUDITED)                       $300     $582,874         $(8,400)      $ (4,500)    $  40,116      $610,390      $  43,315
                                  ====     ========         =======       ========     =========      ========      =========



   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                      Nine months ended September 30,
                                                                            2001          2000
                                                                          ---------    ---------
OPERATING ACTIVITIES:

Net income ............................................................   $  47,004    $  57,833
Adjustments to reconcile net income with net cash provided by operating activities:
  Depreciation and amortization .......................................      27,956       24,519
  Amortization of discount on mortgage receivable .....................      (1,458)      (2,405)
  Gain on sale of rental property .....................................      (5,164)     (24,646)
  Cumulative effect of change in accounting principle .................         532           --
  Extraordinary loss, net of minority interest ........................         430          430
  Equity in net loss (income) from affiliates .........................         984         (609)
  Equity in net income from unconsolidated joint ventures .............      (6,020)      (2,209)
  Minority interest ...................................................       3,496        4,964
  Deferred rents receivable ...........................................      (8,091)     (10,920)
  Provision for deferred rents and bad debts ..........................       2,410        1,664
  Amortization of officer loans and deferred compensation .............       1,047        1,222
Changes in operating assets and liabilities:

  Restricted cash - operations ........................................       6,525       (2,105)
  Tenant and other receivables ........................................      (5,574)      (4,377)
  Related party receivables ...........................................      (1,043)        (501)
  Deferred lease costs ................................................      (3,559)      (6,790)
  Other assets ........................................................       4,787        3,204
  Accounts payable, accrued expenses and other liabilities ............      (5,511)       1,254
  Deferred revenue ....................................................         251        1,138
  Deferred land lease payable .........................................         768        1,194
                                                                          ---------    ---------
  Net cash provided by operating activities ...........................      59,770       42,860
                                                                          ---------    ---------

INVESTING ACTIVITIES:

  Additions to land, buildings and improvements........................    (409,102)     (65,396)
  Restricted cash - capital improvements ..............................      43,194        1,690
  Investment in and advances to affiliates ............................      (3,181)      (2,356)
  Investments in unconsolidated joint ventures ........................     (25,544)     (43,722)
  Distributions from unconsolidated joint ventures ....................       2,406       16,765
  Net proceeds from disposition of rental property ....................      95,079       70,424
  Structured finance investments, net .................................    (104,326)     (27,498)
                                                                          ---------    ---------
  Net cash used in investing activities ...............................    (401,474)     (50,093)
                                                                          ---------    ---------

FINANCING ACTIVITIES:

  Proceeds from mortgage notes payable ................................     237,178       14,917
  Repayments of mortgage notes payable ................................     (38,185)     (22,259)
  Proceeds from revolving credit facilities ...........................     432,053      254,424
  Repayment of revolving credit facilities ............................    (405,688)    (210,672)
  Net proceeds from sale of common stock ..............................     148,689           --
  Capitalized lease obligation ........................................         202          225
  Dividends and distributions paid ....................................     (38,276)     (35,918)
  Proceeds from stock options exercised ...............................       5,054        3,805
  Deferred loan costs .................................................      (4,125)      (4,786)
                                                                          ---------    ---------
  Net cash provided by (used in) financing activities .................     336,902         (264)
                                                                          ---------    ---------

  Net decrease in cash and cash equivalents ...........................      (4,802)      (7,497)
  Cash and cash equivalents at beginning of period ....................      10,793       21,561
                                                                          ---------    ---------
  Cash and cash equivalents at end of period ..........................   $   5,991    $  14,064
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest ................................................   $  37,267    $  29,824
                                                                          =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of common stock as deferred officer compensation .............   $   3,705    $     746
                                                                          =========    =========


   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
           STATEMENTS (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

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

Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2001, minority investors held, in the aggregate, an 7.1% limited partnership interest in the Operating Partnership.

As of September 30, 2001, the Company's wholly-owned portfolio consisted of 19 commercial properties (the "Properties") encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City and one triple-net leased property located in Shelton, Connecticut. As of September 30, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97.7%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet (97.1% occupied as of September 30, 2001). In addition, the Company continues to manage four office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

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

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. The Company utilizes derivatives primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations.

The Company uses a variety of commonly used derivative products that are considered plain vanilla derivatives. These derivatives typically include options, interest rate swaps, caps, collars and floors. The Company avoids the use of exotic derivative instruments and the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of entering into contracts exclusively with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company does not anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

The following table summarizes the notional value and fair value of the Company's derivative financial instruments at September 30, 2001. The notional value is an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                        NOTIONAL VALUE   INTEREST RATE    MATURITY    FAIR VALUE
                        --------------   -------------    --------    ----------
Interest Rate Collar     $70,000,000         6.580%       11/2004      $(4,987)

On September 30, 2001, the derivative instrument was reported as an obligation at its fair value of $4,987 on the balance sheet.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

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

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries ("TRSs"). In general, a TRS of the Company may perform additional services for tenants of the Company and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate Federal income tax.

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

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of SL Green's interests in One Park with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec ("SITQ"). Under the terms of the joint venture, SITQ purchased a 45% interest in SL Green's interests in the property based upon a gross aggregate price of $233,900, inclusive of closing costs and reimbursements. The $150,000 mortgage was assigned to the joint venture. The Company will provide management and leasing services for One Park.

On June 7, 2001, the Company acquired 317 Madison Avenue, Manhattan ("317 Madison") for an aggregate purchase price of $105,600. The 22-story building contains approximately 450,000 square feet and is located at the Northeast corner of Madison Avenue and 42nd Street with direct access to Grand Central Station. The acquisition was funded, in part, with proceeds from the sale of 1412 Broadway in a reverse 1031 tax-free exchange, thereby deferring capital gain resulting from such sale. The balance of the acquisition was funded using the Company's line of credit.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)

                               SEPTEMBER 30, 2001

PRO FORMA

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2001 and 2000 as though the 2001 acquisition of 317 Madison Avenue (June) and the 5,000 common stock offering (July 2001) were completed on January 1, 2000.


                                                                  2001             2000
                                                                  ----             ----
Pro forma revenues..........................................    $202,190         $198,179
Pro forma net income........................................     $39,279          $49,309
Pro forma basic earnings per common share...................       $1.32            $1.68
Pro forma diluted earnings per common share.................       $1.31            $1.67
Common share - basic........................................      29,761           29,329
Common and common equivalent share - diluted................      32,565           36,743

4.   PROPERTY DISPOSITIONS

During the nine months ended September 30, 2001, the Company disposed of the following office properties to unaffiliated parties.


                                                   RENTABLE    GROSS      GAIN
DATE                                                SQUARE     SALES       ON
SOLD        PROPERTY              SUBMARKET          FEET      PRICE      SALE
----        --------              ---------          ----      -----      ----
1/9/01      633 Third Avenue      Grand Central     41,000    $13,250    $1,401
6/29/01     1412 Broadway         Times Square     389,000    $91,500    $3,115

In June, 2001, Cipriani, a tenant at 110 East 42nd Street occupying 70,000 square feet, notified the Company that it was exercising the purchase option under its lease agreement. The gross purchase price of the option to acquire the condominium interest was $14,500. This transaction closed on July 23, 2001 and the Company realized a gain of $647.

5.   STRUCTURED FINANCE INVESTMENTS

During the nine months ended September 30, 2001, the Company entered into the following structured finance investments:


ORIGINATIONS

                                                      PRINCIPAL
LOAN TYPE                    ORIGINATION DATE        OUTSTANDING    MATURITY DATE
---------                    ----------------        -----------    -------------
First Mortgage (1)          March 30, 2000              $45,210      September 30, 2001
First Mortgage              April 14, 2000                4,461      April 13, 2002
Mezzanine Loan              March 21, 2001               39,194      January 1, 2003
Mezzanine Loan (2)          May 10, 2001                 50,000      April 9, 2004
Junior Participation (3)    July 20, 2001                27,723      November 1, 2002
                                                         ------

                                                       $166,588
                                                       --------

Preferred Equity (4)        June 29, 2001                $8,000      May 1, 2006
Preferred Equity            September 7, 2001            53,500      September 7, 2006
                                                         ------
                                                        $61,500
                                                        -------
                                                       $228,088
                                                       ========

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001


REPAYMENTS AND PARTICIPATIONS

LOAN TYPE               REPAYMENT DATE        PRINCIPAL REDEEMED
---------               --------------        ------------------
First Mortgage (1)      April 2, 2001             $(51,900)
Mezzanine Loan (5)      July 20, 2001              (25,000)
                                                   --------

                                                  $(76,900)
                                                   ========

Issuance costs, net of unamortized accretion          6,713
                                                   --------

Balance as of September 30, 2001 (6)               $157,901
                                                   ========

(1) The mortgage was acquired at a discount to the face amount of $3,250. The discount and the exit fees of $3,440 were being amortized into investment income over the term of the loan. This was a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC. The loan matured on September 30, 2000, but was extended until September 30, 2001. This loan, including $1,165 of unamortized discount, was repaid and the proceeds were used to pay down the revolving credit facilities.

(2) The loan may be extended at the borrower's option for two 1-year periods, upon payment of an extension fee. The origination fee of $940 is being amortized into income over the term of the loan. On June 29, 2001, the Company increased this loan by $3,000 to $50,000. No other terms were changed. See (5) below.

(3) In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan. This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR.

(4) The investment entitles the Company to receive a yield preferentially on a current basis. This investment is being amortized on a 25 year schedule. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(5) On July 20, 2001, the Company announced a mezzanine co-investment program with the Prudential Real Estate Investors ("PREI"). The first investment program will be approximately $250,000 and will be funded equally by the members on a deal-by-deal basis. The Company will receive asset management fees as well as have the ability to receive incentive returns. The Company contributed a previously originated loan to the venture to satisfy its initial investment and received $25,000 from PREI representing their share of the investment. See (2) above.

(6) The weighted average yield was 14.88% at September 30, 2001, net of seller financing in (3) above.

On October 5, 2001, the Company made a $30,000 junior participation investment secured by a first mortgage loan on a 2,300,000 square foot Manhattan office property.

6.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

MORGAN STANLEY JOINT VENTURE

The Company and the Morgan Stanley Real Estate Fund ("MSREF"), through its MSSG II joint venture, entered into a contract to acquire 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs. The property is a 253,000 square foot, 16-story office building. In addition to having a 35% ownership interest in the property, SL Green will act as the managing member for the venture, and will be responsible for leasing and managing the property. The transaction closed on January 31, 2001. The acquisition was partially funded by a $36,000 mortgage from Lehman Brothers Holdings, Inc. The loan, which matures on February 10, 2003, carries a fixed interest rate of 7.84%.

CARLYLE JOINT VENTURE

On September 21, 2001, the Company acquired Carlyle's interest in the venture for approximately $29,500, leaving Carlyle with a 0.2% interest and the Company with a 99.8% interest. In the transaction, the property was valued at approximately $121,500. In conjunction with the transaction, the Company repaid the existing mortgage of $69,650 and replaced it with an $85,000 first mortgage. The new mortgage, which matures on October 21, 2004, carries a variable interest rate of 250 basis points over the 30-day LIBOR. The Company recorded a $332 extraordinary loss, net of the minority interest share of the loss ($25), for the early

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

extinquishment of debt related to the write-off of unamortized financing costs associated with the $69,650 mortgage. On November 1, 2001, the Company sold a 45% interest to SITQ Immobilier based on the property's valuation of approximately $121,500. As a result of this temporary control, the Company did not consolidate its investment in the joint venture at September 30, 2001.

SITQ IMMOBILIER

See Note 3 for a description of the investment in One Park.

See Carlyle Joint Venture above for a description of the investment in 1250 Broadway.

The condensed combined balance sheets for the unconsolidated joint ventures at September 30, 2001 and December 31, 2000 are as follows:


                                                                SEPTEMBER 30,   December 31,
                                                                    2001           2000
                                                                    ----           ----
ASSETS

Commercial real estate property, net...........................   $661,679        $360,347
Other assets...................................................     62,087          31,641
                                                                  --------        --------
Total assets...................................................   $723,766        $391,988
                                                                  ========        ========

LIABILITIES AND MEMBERS' EQUITY

Mortgage payable...............................................   $445,000        $238,650
Other liabilities..............................................     26,402          15,043
Members' equity................................................    252,364         138,295
                                                                  --------         -------
Total liabilities and members' equity..........................   $723,766        $391,988
                                                                  ========        ========
Company's net investment in unconsolidated joint ventures......   $143,049         $65,031
                                                                  ========         =======

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2001 and 2000 is as follows:


                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                           2001      2000      2001      2000
                                                           ----      ----      ----      ----
Total revenues ......................                     $27,770   $16,628   $66,751   $43,809
                                                          -------   -------   -------   -------
Operating expenses ..................                       6,845     5,595    16,548    12,377
Real estate taxes ...................                       4,264     2,695    10,439     7,221
Interest ............................                       7,159     5,166    18,570    13,515
Depreciation and amortization .......                       4,279     2,047     9,488     5,840
Extraordinary item ..................                         332        --       332       108
                                                          -------   -------   -------   -------
     Total expenses .................                      22,879    15,503    55,377    39,061
                                                          =======   =======   =======   =======
Net income ..........................                     $ 4,891   $ 1,125   $11,374   $ 4,748
                                                          =======   =======   =======   =======
      Company's equity in earnings of
      unconsolidated joint ventures .                     $ 2,752   $   586   $ 6,020   $ 2,209
                                                          =======   =======   =======   =======


7.  INVESTMENT IN AND ADVANCES TO AFFILIATES

                                                            2001      2000
                                                            ----      ----
Investment in and advances to Service Corporation, net    $ 4,323   $ 4,166
Investment in and advances to eEmerge, net ...........      4,247     2,207
                                                          -------   -------
      Investments in and advances to affiliates ......    $ 8,570   $ 6,373
                                                          =======   ======

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

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

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company are conducted through Management LLC which is 100% owned by the Operating Partnership.

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

The Company, through the Operating Partnership, owns 100% of the non-voting common stock of eEmerge. Through dividends on its equity interest, the Operating Partnership receives approximately 100% of the cash flow from eEmerge operations. All of the voting common stock is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all the directors of eEmerge. The Company accounts for its investment in eEmerge on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity. The Company has funded approximately $2,672 to eEmerge as of September 30, 2001 out of a total commitment of $3,425. In addition, the Company made a landlord contribution of $1,575 for the build-out of two floors at 440 Ninth Avenue.

Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

On June 8, 2000, eEmerge and EUREKA BROADBAND CORPORATION ("Eureka") formed eEmerge.NYC LLC, a Delaware limited liability company ("ENYC") wherein eEmerge has a 95% interest and Eureka has a 5% interest. ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry. ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan. Allocations of net profits, net losses and distributions shall be made in accordance with the limited liability company agreement of ENYC.

8.  DEFERRED COSTS


Deferred costs consist of the following:     2001       2000
                                             ----       ----
          Deferred financing ..........   $ 16,666    $ 19,277
          Deferred leasing ............     39,712      37,413
                                          --------    --------
                                            56,378      56,690
          Less accumulated amortization    (20,312)    (16,577)
                                          --------    --------
                                          $ 36,066    $ 40,113
                                          ========    ========

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

9.   MORTGAGE NOTES PAYABLE

The mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2001 and December 31, 2000, respectively, are as follows:


PROPERTY                  MORTGAGE NOTES                                                             2001             2000
--------                  --------------                                                             ----             ----

50 West 23rd Street       First mortgage note with interest payable at 7.33%, due
                          August 1, 2007........................................................   $21,000          $21,000
673 First Avenue          First mortgage note with interest payable at 9.0%, due
                          December 13, 2003.....................................................     9,757           11,992
470 Park Avenue South     First mortgage note with interest payable at 8.25%, due
                          April 1, 2004.........................................................     9,463            9,771
1414 Avenue of Americas,
  633 Third Avenue and    First mortgage note with interest payable at 7.9%, due
  70 West 36th Street     May 1, 2009 (1) (2)...................................................    26,104           33,950
1412 Broadway             First mortgage note with interest payable at 7.62%, due
                          May 1, 2006 (3 )......................................................        --           52,000
711 Third Avenue          First mortgage note with interest payable at 8.13%, due
                          September 10, 2005 (1) ...............................................    48,916           49,172
875 Bridgeport Ave.,      First mortgage note with interest payable at 8.32%, due
  Shelton, CT             May 10, 2025..........................................................    14,876           14,901
420 Lexington Avenue      First mortgage note with interest payable at 8.44%, due
                          November 1, 2010 (1)..................................................   125,000          125,000
555 West 57th Street      First mortgage note with interest payable at 8.10%, due
                          November 4, 2004 (4) .................................................    69,099           69,606
                                                                                                  --------         --------
                               Total fixed rate debt............................................   324,215          387,392
                                                                                                  --------         --------
317 Madison Avenue        First mortgage note with interest payable at LIBOR + 1.8%, due
                          August 20, 2004 (1) (6)...............................................    65,000               --
Madison Properties        First mortgage note with interest payable at 8.32%, due
                          May 31, 2001 (5) .....................................................        --           26,950
                                                                                                  --------         --------
                                Total floating rate debt........................................    65,000           26,950
                                                                                                  --------         --------
                          Total mortgage notes payable (7)......................................  $389,215         $414,342
                                                                                                  ========         ========

       (1)    Held in bankruptcy remote special purpose entity.
       (2) 633 Third Avenue was sold in January 2001 and the $7,750 mortgage was assigned to the purchaser.
       (3) This property was sold in June 2001 and the mortgage was assigned to the purchaser.
       (4) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at September 30, 2001 since LIBOR was 3.86% at that date. If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.
       (5)    This mortgage was repaid in full in February 2001.
       (6) Based on LIBOR rate of 2.64% at September 30, 2001. On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.
       (7) Excludes $22,178 loan obtained to fund a structured finance transaction (See Note 5(3)).

PRINCIPAL MATURITIES

Combined aggregate principal maturities of mortgages and notes payable and revolving credit facilities as of September 30, 2001 are as follows:


             Scheduled  Principal
           Amortization Repayments    Total
           ------------ ----------    -----

2001 .....   $  1,493   $ 19,738   $ 21,231
2002 .....      6,916     22,178     29,094
2003 .....      7,772     55,002     62,774
2004 .....      3,863    140,300    144,163
2005 .....      3,366     47,247     50,613
Thereafter     24,335    151,921    176,256
             --------   --------   --------
             $ 47,744   $436,387   $484,131
             ========   ========   ========

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

10.  REVOLVING CREDIT FACILITIES

PSCC FACILITY

On December 28, 1999, the Company closed on a $30,000 credit facility with Prudential Securities Credit Corp. ("PSCC Facility"). On March 30, 2000, PSCC increased the secured PSCC Facility by $20,000 to $50,000. No other terms were changed from the original $30,000 secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was scheduled to mature on December 27, 2000, was extended for one year, and increased to $60,000.

At September 30, 2001, the Company had $19,738 outstanding under its PSCC Facility (interest rate of 4.98%). The PSCC Facility was secured by $51,194 in three structured finance assets.

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (defined below) and obtained a new unsecured revolving credit facility in the amount of $250,000 from a group of 9 lender banks (the "2000 Unsecured Credit Facility"). The Company increased the capacity under this credit facility to $300,000 in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at rates ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company were to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At September 30, 2001, $53,000 was outstanding and carried a weighted average interest rate of 5.64%. Availability under the 2000 Unsecured Credit Facility at September 30, 2001 was further reduced by the issuance of letters of credit in the amount of $5,000 for a fee purchase option.

The terms of the 2000 Unsecured Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not, during any four consecutive fiscal quarters, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 2000 Unsecured Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility (the "$140 Million Credit Facility") was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above. In the quarter ended September 30, 2000, the Company recorded a $430 extraordinary loss, net of the minority interest's share of the loss ($38), for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

11.  STOCKHOLDERS' EQUITY

COMMON STOCK

On July 25, 2001, the Company completed the sale of 5,000 shares of common stock. The net proceeds from this offering $148,689 were initially used to pay down the 2000 Unsecured Credit Facility.

The following table presents the changes in the Company's issued and outstanding shares of common stock since December 31, 2000 (excluding 2,278 and 2,307 Units outstanding at September 30, 2001 and December 31, 2000, respectively, which are convertible into shares of common stock on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):


Outstanding at December 31, 2000..........................    24,516
Issued through stock offering.............................     5,000
Issued through exercise of stock options..................       249
Issued through redemption of units........................        29
Issued through deferred compensation plan.................       151
                                                              ------

Outstanding at September 30, 2001.........................    29,945
                                                              ======

OWNERSHIP OF OPERATING PARTNERSHIP

The minority interest in the Operating Partnership was approximately 7.1% and 8.6% as of September 30, 2001 and December 31, 2000, respectively.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("DRIP") which was declared effective on September 10, 2001, and commenced on September 24, 2001. The Company registered 3,000 shares of common stock under the DRIP.

During the nine months ended September 30, 2001, no shares were issued and no proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

                              SL GREEN REALTY CORP.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                      (UNAUDITED, AND AMOUNTS IN THOUSANDS,
                     EXCEPT PER SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

EARNINGS PER SHARE

Earnings per share is computed as follows:


                                        FOR THE QUARTER ENDED SEPTEMBER 30, 2001    For the Quarter Ended September 30, 2000
                                        ----------------------------------------    ----------------------------------------
                                          INCOME          SHARES      PER SHARE       Income          Shares      Per Share
                                        (NUMERATOR)    (DENOMINATOR)   AMOUNT       (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  shareholders                            $12,933          28,511       $0.45        $15,991           24,458       $0.65
Effect of Dilutive Securities:
  Redemption of Units to
  common shares                             1,010           2,280                      1,496            2,346
  Preferred Stock (if converted to
      common stock)                            --              --                      2,407            4,699
  Stock Options                                --             582                         --              496
----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
Shareholders                              $13,943          31,373       $0.44        $19,894           31,999       $0.62
----------------------------------------------------------------------------------------------------------------------------


                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,      For the Nine Months Ended September 30,
                                        ---------------------------------------      ---------------------------------------
                                                           2001                                        2000
                                                           ----                                        ----
                                          INCOME          SHARES      PER SHARE       Income          Shares      Per Share
                                        (NUMERATOR)    (DENOMINATOR)   AMOUNT       (Numerator)   (Denominator)     Amount
----------------------------------------------------------------------------------------------------------------------------
Basic Earnings:
  Income available to common
  Shareholders                            $39,761          25,988       $1.53        $50,613           24,329       $2.08
Effect of Dilutive Securities:
  Redemption of Units to
    common shares                           3,496           2,286                      4,964            2,385
  Preferred Stock (if converted to
      common stock)                            --              --                      7,220            4,699
  Stock Options                                --             518                         --              349
----------------------------------------------------------------------------------------------------------------------------
Diluted Earnings:
  Income available to common
   shareholders                           $43,257          28,792       $1.50        $62,797           31,762       $1.98
----------------------------------------------------------------------------------------------------------------------------


The PIERS outstanding in 2001 were excluded from the 2001 computation of earnings per share as they were anti-dilutive during that period.

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which a Company affiliate manages, but does not own. The Company believes that there is sufficient insurance coverage to cover the cost of any personal injury or property claims which may arise.

                              SL GREEN REALTY CORP.
                         NOTES TO CONDENSED CONSOLIDATED
                        FINANCIAL STATEMENTS (CONTINUED)
                      (UNAUDITED, AND AMOUNTS IN THOUSANDS,
                     EXCEPT PER SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

13.  RELATED PARTY TRANSACTIONS

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green which involve management, leasing, and construction fee revenues, rental income and maintenance expenses in the ordinary course of business. These transactions for the nine month period ended September 30, include the following:


                                                                          2001                  2000
                                                                          ----                  ----
        Management revenues............................................ $  219                $  204
        Maintenance and security expense...............................  4,123                 3,384
        Rental revenue.................................................  1,197                   265


        Amounts due from/(to)  related parties at September 30, 2001
            and December 31, 2000, respectively, consist of:              2001                  2000
                                                                          ----                  ----
        17 Battery Condominium Associations............................ $  143                $  127
        Morgan Stanley Real Estate Funds...............................    494                   464
        Carlyle Group..................................................     12                    12
        Officers.......................................................  1,077                    77
        SLG 100 Park LLC...............................................    338                   121
        One Park Realty Corp...........................................   (310)                   --
        Other..........................................................    129                   116


14.  DEFERRED COMPENSATION AWARD

Contemporaneous with the closing of the 1370 Avenue of the Americas transaction, an award of $2,833 was granted to several members of management earned in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet. As of September 30, 2001, $995 had been paid against this compensation award.

15.  SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning older, classic style office properties in Manhattan and has one reportable segment, office real estate. The Company evaluates real estate performance and allocates resources based on net income.

The Company's real estate portfolio is located in one geographical market, namely, Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). The single office real estate business segment meets the quantitative threshold for determining reportable segments. As of September 30, 2001, no single tenant contributed more than 3% of the Company's annual revenues.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (CONTINUED) (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER
                           SHARE AND SQUARE FOOT DATA)
                               SEPTEMBER 30, 2001

16.  TECHNOLOGY INVESTMENTS AND ALLIANCES

The Company owns equity interests in several companies that provide communication services or amenities to tenants. The equity interests are in the form of preferred stock, and vested and unvested warrants to acquire common stock. These investments are included in Other Assets on the Consolidated Balance Sheets. Below is a summary of these investments as of September 30, 2001:


                              Ticker           Capital      Shares       Warrants       Book
Company                       Symbol          Investment   Received (1)  Received (1)  Value (2)
-------                       ------          ----------   ------------  ------------  ---------
Captivate Network (3)         Privately Held    $  750        98.6           234       $  750
Internet Realty Partners (4)  Privately Held     1,500          --            --        1,254

(1) Preferred shares and warrants received may include amounts allocable to joint venture partners. The Company may earn additional preferred shares or warrants based upon the achievement of certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(2) The Company's investments in privately-held entities were recorded at estimated fair values when the investments were made and are valued at the lower of cost or market.

(3) In April 2001, Verticore merged with Captivate Networks. The Company's 241 shares were converted into 98.6 shares of the new company. The Company is entitled to receive additional shares upon completion of the recapitalization of the new company.

(4) Through September 30, 2001, the Company made a $1,500 limited partnership investment in Internet Realty Partners, L.P. ("IRP"). The Company is committed to fund an additional $500. IRP invests in privately-held and publicly traded real estate-related internet, technology and e-commerce companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects, believes or anticipates will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will." "should," "expect," "anticipate," "estimate," "believe," "intend," "project," or the negative of these words, or other similar words or terms. Factors which could materially and adversely affect us include, but are not limited to, general economic and business (particularly real estate) conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and other factors, many of which are beyond the control of the Company. Any such statements are not guarantees of future performance and actual results or developments may differ materially from those anticipated in the forward-looking statements.

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

As of September 30, 2001, the Company's wholly-owned portfolio consisted of 19 commercial properties (the "Properties") encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City and one triple-net leased property located in Shelton, Connecticut. As of September 30, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97.7%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet (97.1% occupied as of September 30, 2001). In addition, the Company continues to manage four office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

RESULTS OF OPERATIONS

The following comparisons for the three and nine months ended September 30, 2001 ("2001") compared to the three and nine months ended September 30, 2000 ("2000") make reference to the following: (i) the effect of the "Same-Store Properties," which represent all properties owned by the Company at January 1, 2000, (ii) the effect of the "2001 Acquisitions," which represent all properties acquired in 2001, namely, One Park Avenue and 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the "Dispositions," which represent all properties disposed of in 2000, namely, 29 West 35th Street, 36 West 44th Street (March 2000), 321 West 44th Street which was contributed to a joint venture (May
2000), and 17 Battery Place South (December 2000), and all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue (May 2001) which was contributed to a joint venture and 1412 Broadway (June 2001).

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000


        RENTAL REVENUES (in millions)                                            $           %
                                                         2001       2000      Change       Change
                                                     --------------------------------------------
        Rental revenue                                    $48.0      $47.6     $ 0.4        $0.8%
        Escalation and reimbursement revenue                9.1        7.6       1.5        19.7%
        Signage revenue                                     0.4        0.5      (0.1)      (20.0)%
                                                     --------------------------------------------
           Total                                          $57.5      $55.7     $ 1.8         3.2%
                                                     ============================================

        Same Store                                        $46.6      $45.4     $ 1.2        26.4%
        2001 Acquisitions                                   5.4         --       5.4       540.0%
        Dispositions                                        4.2       10.4      (6.2)      (59.6)%
        Other                                               1.3       (0.1)      1.4      1400.0%
                                                     --------------------------------------------
           Total                                          $57.5      $55.7     $ 1.8         3.2%
                                                     ============================================

The increase in rental revenue occurred even though occupancy at Same-Store Properties was 97.6% in both 2000 and 2001. Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 52% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 51%.

The increase in escalation and reimbursement revenue was primarily due to higher operating expense recoveries ($0.5 million) and utility recoveries ($1.0 million). On an annualized basis, the Company expects to recover approximately 90% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway ($0.1 million).


      INVESTMENT AND OTHER INCOME (in millions)                                      $           %
                                                                2001      2000     Change     Change
                                                              -----------------------------------------
      Equity in net income of unconsolidated joint ventures       $2.8      $0.6      $2.2       366.7%
      Investment income                                            3.9       5.0      (1.1)       22.0%
      Other                                                        0.5       0.1       0.4       400.0%
                                                              -----------------------------------------
         Total                                                    $7.2      $5.7      $1.5        26.3%
                                                              =========================================

The increase in equity in net income of unconsolidated joint ventures is due to the Company having four joint venture investments in 2000 comprising 2.0 million square feet compared to six joint venture investments in 2001 comprising 3.1 million square feet. Occupancy at the joint ventures decreased from 99.0% in 2000 to 97.1% in 2001. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 56%.

The decrease in investment income is primarily due to lower LIBOR rates and yields as well as structured finance investments, which were previously held by the Company, now being held in a mezzanine fund ($1.7 million). The balance of the decrease in investment income is due to interest from excess cash on hand ($0.1 million), the loan on 1370 Avenue of the Americas being repaid in 2000 ($1.3 million) and the sale of a participation interest in 17-29 West 44th Street in September 2000 ($0.2 million). This was offset by investment income on newly originated structured finance investments ($2.2 million).


       PROPERTY OPERATING EXPENSES (in millions)                                     $             %
                                                             2001       2000       Change        Change
                                                        -------------------------------------------------
       Operating expenses (excluding electric)                $ 9.2      $ 9.1         $ 0.1        1.1%
       Electric costs                                           5.8        6.1          (0.3)      (4.9)%
       Real estate taxes                                        7.5        7.3           0.2        2.7%
       Ground rent                                              3.1        3.2          (0.1)      (3.0)%
                                                        -------------------------------------------------
          Total                                               $25.6      $25.7         $(0.1)      (0.4)%
                                                        =================================================

       Same Store                                             $20.9      $20.7          $0.2         0.1%
       2001 Acquisitions                                        2.4         --           2.4       240.0%
       Dispositions                                              --        5.0          (5.0)     (500.0)%
       Other                                                    2.3         --           2.3       230.0%
                                                        -------------------------------------------------
          Total                                               $25.6      $25.7         $(0.1)       (0.4)%
                                                        =================================================

The increase in operating expenses, excluding electricity was primarily due to higher advertising costs ($0.2 million), which were offset by a decrease in repairs and maintenance ($0.1 million).

The decrease in electric costs was primarily due to lower electric consumption due to a cool summer. This was offset by higher electric rates as well as the 2001 Acquisitions, and was partially offset by the Dispositions.

The increase in real estate taxes was primarily attributable to the Same Store Properties ($0.2 million) and the 2001 Acquisitions ($0.8 million), which increased real estate taxes, but was partially offset by a decrease in real estate taxes due to the Dispositions ($0.8 million).


       OTHER EXPENSES (in millions)                                               $             %
                                                           2001       2000      Change       Change
                                                         ------------------------------------------
       Interest expense                                      $ 9.8      $10.7     $(0.9)      (8.4)%
       Depreciation and amortization expense                   9.0        8.3       0.7        8.4%
       Marketing, general and administrative expense           4.1        2.5       1.6       64.0%
                                                         ------------------------------------------
          Total                                              $22.9      $21.5     $ 1.4        6.5%
                                                         ==========================================

This decrease in interest expense was primarily attributable to the repayment under the revolving credit facilities due to the common stock offering, offset by new secured mortgage financing being placed on Same-Store assets ($0.8 million), mortgage financing associated with the 2001 Acquisitions ($0.5 million) and a decrease in interest expense at the corporate level, which includes borrowings for working capital purposes as well as acquisition and structured finance transaction funding ($1.1 million). This was partially offset by the interest savings from the Dispositions ($1.1 million) and a reduction in the weighted average interest rate to 7.29% at September 30, 2001 compared to 8.15% at September 30, 2000. LIBOR at September 30, 2001 was 2.64% compared to 6.62% at September 30, 2000. This resulted in significant interest savings on the Company's variable rate debt.

Depreciation and amortization increased primarily due to depreciation on properties acquired, capital expenditures and tenant improvements incurred during the period.

Marketing, general and administrative expense increased primarily due to increased personnel costs ($0.3 million) and a donation to assist the victims and families of the World Trade Center tragedy ($1.0 million). Marketing, general and administrative expense increased as a percentage of total revenue to 6.6% from 4.2%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000


        RENTAL REVENUES (in millions)                                             $           %
                                                         2001         2000      Change      Change
                                                     ---------------------------------------------
        Rental revenue                                   $156.4       $141.0     $15.4       10.9%
        Escalation and reimbursement revenue               24.5         18.9       5.6       29.6%
        Signage revenue                                     1.0          1.6      (0.6)     (37.5)%
                                                     ---------------------------------------------
           Total                                         $181.9       $161.5     $20.4       12.6%
                                                     =============================================

        Same Store                                       $138.5       $129.2     $ 9.3        7.2%
        2001 Acquisitions                                  24.7           --      24.7    2,470.0%
        Dispositions                                       19.9         33.7     (13.8)     (40.1)%
        Other                                              (1.2)        (1.4)     (0.2)     (14.3)%
                                                     ---------------------------------------------
           Total                                         $181.9       $161.5     $20.4       12.6%
                                                     =============================================

The increase in rental revenue occurred even though occupancy at Same-Store Properties was 97.6% in both 2000 and 2001. Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 45% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 51%.

The increase in escalation and reimbursement revenue was primarily due to higher operating expense recoveries ($4.1 million) and utility recoveries ($1.5 million). On an annualized basis, the Company expects to recover approximately 90% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway ($0.6 million).


      INVESTMENT AND OTHER INCOME (in millions)                                        $             %
                                                                2001      2000      Change        Change
                                                              ---------------------------------------------
      Equity in net income of unconsolidated joint ventures      $ 6.0       $ 2.2        $3.8       172.7%
      Investment income                                           12.3         9.9         2.4        24.2%
      Other                                                        1.3         0.7         0.6        85.7%
                                                              ---------------------------------------------
         Total                                                   $19.6       $12.8        $6.8        53.1%
                                                              =============================================

The increase in equity in net income of unconsolidated joint ventures is due to the Company having four joint venture investments in 2000 comprising 2.0 million square feet, compared to six joint venture investments in 2001 comprising 3.1 million square feet. Occupancy at the joint ventures decreased from 99.0% in 2000 to 97.1% in 2001. The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 56%.

The increase in investment income primarily represents interest income from structured finance transactions ($4.8 million) and interest from excess cash on hand ($0.2 million). This was offset by a decrease in investment income due to the repayment of the loan on 1370 Avenue of the Americas in 2000 ($2.6 million). In addition, the Company wrote down its investment in a technology company ($0.2 million).


       PROPERTY OPERATING EXPENSES (in millions)
                                                            2001       2000      $ Change       % Change
                                                        -------------------------------------------------
       Operating expenses (excluding electric)               $29.7      $28.8        $0.9           3.1%
       Electric costs                                         15.3       13.1         2.2          16.8%
       Real estate taxes                                      23.6       21.7         1.9           8.8%
       Ground rent                                             9.4        9.5        (0.1)         (1.1)
                                                        -------------------------------------------------
          Total                                              $78.0      $73.1        $4.9           6.7%
                                                        =================================================

       Same Store                                            $59.7      $57.5        $2.2           3.8%
       2001 Acquisitions                                       8.5         --         8.5         850.0%
       Dispositions                                            9.5       14.9        (5.4)        (36.2)%
       Other                                                   0.3        0.7        (0.4)        (57.1)%
                                                        -------------------------------------------------
          Total                                              $78.0      $73.1        $4.9           6.7%
                                                        =================================================

The increase in operating expenses, excluding electricity, was primarily due to higher fuel costs ($0.2 million), contract maintenance ($0.3 million), day payroll ($0.2 million) and cleaning costs ($0.8 million). This was offset by a decrease in repairs and maintenance ($0.8 million).

The increase in electric costs was primarily due to higher electric rates as well as the 2001 Acquisitions, and was partially offset by the Dispositions.

The increase in real estate taxes was primarily attributable to the 2001 Acquisitions which increased real estate taxes by $3.2 million, and Same-Store Properties ($0.3), but was partially offset by a decrease in real estate taxes due to the Dispositions ($1.6 million).


       OTHER EXPENSES (in millions)
                                                           2001       2000     $ Change     % Change
                                                         -----------------------------------------------
       Interest expense                                      $36.9      $30.2       $ 6.7          22.2%
       Depreciation and amortization expense                  28.0       24.5         3.5          14.3%
       Marketing, general and administrative expense          11.3        8.5         2.8          32.9%
                                                         -----------------------------------------------
          Total                                              $76.2      $63.2       $13.0          20.6%
                                                         ===============================================

This increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store assets ($2.8 million), mortgage financing associated with the 2001 Acquisitions ($7.4 million) and an increase in interest expense at the corporate level ($1.0 million). This was partially offset by the interest savings from the Dispositions ($1.9 million) and a reduction in the weighted average interest rate to 7.29% at September 30, 2001 compared to 8.15% at September 30, 2000. LIBOR at September 30, 2001 was 2.64% compared to 6.62% at September 30, 2000. This resulted in significant interest savings on the Company's variable rate debt.

Depreciation and amortization increased primarily due to depreciation on properties acquired, capital expenditures and tenant improvements incurred during the period.

Marketing, general and administrative expense increased primarily due to increased personnel costs ($0.7 million), professional fees ($0.2 million) and a donation to assist the victims and families of the World Trade Center tragedy ($1.0 million). Marketing, general and administrative expense increased from 5.0% to 5.8% of total revenue for the comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $16.9 million to $59.8 million for the nine months ended September 30, 2001, compared to $42.9 million for the nine months ended September 30, 2000. Operating cash flow was primarily generated by the Same-Store properties and 2001 Acquisitions, but was reduced by the decrease in operating cash flow from the Dispositions. Net cash used in investing activities increased $351.4 million to $401.5 million for the nine months ended September 30, 2001 compared to $50.1 million for the nine months ended September 30, 2000. The increase was due primarily to the higher dollar volume of acquisitions and capital improvements in 2001 ($390.0 and $19.1 million, respectively) as compared to 2000 ($16.6 and $26.6 million, respectively). This relates primarily to the acquisitions of One Park Avenue, 1370 Broadway in January 2001 and 317 Madison Avenue in June 2001. The balance in 2000 also included approximately $22.2 million in acquisition deposits. Approximately $50.9 million was funded out of restricted cash set aside from the sale of 17 Battery Place South. The net investment in unconsolidated joint ventures decreased $18.2 million due to the purchase of a 49.9% interest in 100 Park in 2000 compared to the purchase of a 35% interest in 469 Seventh Avenue and a 49.9% interest in 1250 Broadway in 2001. Net proceeds from the dispositions increased $24.7 million due to the sales of 633 Third Avenue, One Park Avenue, 1412 Broadway and a condominium interest in 110 East 42nd Street totaling $95.1 million in 2001 compared to the dispositions of 29 West 35th Street, 36 West 44th Street and 321 West 44th Street totaling $70.4 million in 2000. Net cash provided by financing activities increased $337.2 million to $336.9 million for the nine months ended September 30, 2001 compared to $(0.3) million for the nine months ended September 30, 2000. The increase was primarily due to net proceeds from the common stock offering ($148.7 million) as well as higher borrowing requirements due to the higher volume of acquisitions funded with mortgage debt and draws under the line of credit ($399.9 million), which was partially offset by higher debt repayments ($210.9 million).

CAPITALIZATION

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock. The net proceeds from this offering ($148.7 million, were used to pay down the 2000 Unsecured Credit Facility.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("DRIP") which was declared effective on September 10, 2001, and commenced on September 24, 2001. The Company registered 3,000,000 shares of common stock under the DRIP.

During the nine months ended September 30, 2001, no shares were issued and no proceeds were received from dividend reinvestments and/or stock purchases under DRIP.

At September 30, 2001, borrowings under the mortgage loans and credit facilities (excluding our share of joint venture debt of $263.5 million) represented 29.98% of the Company's market capitalization based on a total market capitalization (debt and equity, including preferred stock), assuming conversion of all operating partnership units, of $1.9 billion (based on a common stock price of $31.52 per share, the closing price of the Company's common stock on the New York Stock Exchange on September 30, 2001).

The tables below summarize the Company's mortgage debt and line of credit indebtedness outstanding at September 30, 2001and December 31, 2000, respectively (in thousands).



                                                       SEPTEMBER 30, December 31,
          DEBT SUMMARY                                     2001         2000
                                                           ----         ----
          BALANCE

          Fixed rate ..................................   $255,116    $317,786
          Variable rate - hedged ......................     69,099      69,606
                                                          --------    --------
             Total fixed rate .........................    324,215     387,392
                                                          --------    --------
          Variable rate ...............................    118,000      49,950
          Variable rate-supporting variable rate assets     41,916      23,374
                                                          --------    --------
             Total variable rate ......................    159,916      73,324
                                                          --------    --------
          Total .......................................   $484,131    $460,716
                                                          ========    ========

          PERCENT OF TOTAL DEBT:
             Total fixed rate .........................      66.97%      84.08%
             Variable rate ............................      33.03%      15.92%
                                                          --------    --------
          Total .......................................     100.00%     100.00%
                                                          ========    ========

          EFFECTIVE INTEREST RATE AT END OF PERIOD

             Total fixed rate .........................       8.21%       8.22%
             Variable rate ............................       5.31%       8.20%
                                                          --------    --------
          Effective interest rate .....................       7.25%       8.21%
                                                          ========    ========

A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR (2.64% at September 30, 2001). The Company's total debt at September 30, 2001 had a weighted average term to maturity of approximately 5.25 years.

As of September 30, 2001, the Company had three structured finance investments securing the PSCC Facility. These structured finance investments totaling $51.2 million mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MORTGAGE FINANCING

As of September 30, 2001, the Company's total mortgage debt (excluding the Company's share of joint venture debt of approximately $263.5 million) consisted of approximately $324.2 million of fixed rate debt with an effective interest rate of approximately 8.21% and $65.0 million of variable rate debt with an effective interest rate of approximately 5.38%. The Company's mortgage debt (excluding $22,178 of structured finance funding) at September 30, 2001, encumbering 10 properties, will mature as follows (in thousands):


          2001       $  1,493
          2002          6,916
          2003          9,774
          2004        144,163
          2005         50,612
          Thereafter  176,257
                     --------
            Total    $389,215
                     ========

2000 UNSECURED CREDIT FACILITY

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (defined below) and obtained a new senior unsecured revolving credit facility in the amount of $250 million (the "2000 Unsecured Credit Facility") from a group of 9 lender banks. The Company increased the capacity under this credit facility to $300 million in March 2001. The 2000 Unsecured Credit Facility has a term of three years and bears interest at rates ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company were to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. At September 30, 2001, $53.0 million was outstanding and carried a weighted average interest rate of 5.64%. Availability under the 2000 Unsecured Credit Facility at September 30, 2001 was further reduced by the issuance of letters of credit in the amount of $5 million for acquisition deposits.

The terms of the 2000 Unsecured Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not, during any four consecutive fiscal quarters, make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.

The lending group for the 2000 Unsecured Credit Facility consists of Fleet National Bank, NA, as administrative agent, Citibank/Salomon Smith Barney, Inc, as syndication agent, Deutsche Banc Alex Brown, as documentation agent, Commerzbank Aktiengesellschaft, New York Branch, The Bank of New York, Wells Fargo Bank, N.A., Bank Leumi USA, PNCBank, N.A., and Key Bank, N.A.

$140 MILLION CREDIT FACILITY

The $140 million unsecured credit facility (the "$140 Million Credit Facility") was repaid in full and retired in June 2000 in connection with the Company's attainment of the 2000 Unsecured Credit Facility, as described above. In the quarter ended September 30, 2000, the Company recorded a $430,000 extraordinary loss, net of the minority interest's share of the loss ($38,000), for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

PSCC FACILITY

On December 28, 1999, the Company closed on a $30 million credit facility with Prudential Securities Credit Corp. ("PSCC Facility"). On March 30, 2000, PSCC increased the secured PSCC Facility by $20 million to $50 million. No other terms were changed from the original $30 million secured PSCC Facility. Interest-only is payable based on the 1-Month LIBOR plus 125 basis points. The PSCC Facility may be prepaid at any time during its term without penalty. The PSCC Facility, which was scheduled to mature on December 27, 2000, was extended for one year, and increased to $60 million.

At September 30, 2001, the Company had $19.7 million outstanding under its PSCC Facility (interest rate of 4.98%). The PSCC Facility is secured by the $51.2 million in three structured finance investments.

CAPITAL EXPENDITURES

The Company estimates that for the three months ending December 31, 2001, it will incur approximately $10.8 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $1.2 million of the capital investments are dedicated to redevelopment costs, including local law 11, associated with properties acquired at or after the Company's IPO. The Company expects to fund these capital expenditures with the unsecured credit facility, additional property level mortgage financings, operating cash flow and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient capital resources to satisfy its obligations during the next 12 month period. Thereafter, the Company expects that capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

DISTRIBUTIONS

The Company expects to make distributions to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues or, if necessary, from cash on hand.

To maintain its qualification as a REIT, the Company must make annual distributions to its stockholders of at least 90% (95% prior to January 1, 2001) of its REIT taxable income, before considering the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to make regular quarterly distributions to its stockholders which, based upon current policy, in the aggregate would equal approximately $46.4 million on an annualized basis. However, any such distribution, whether for Federal income tax purposes or otherwise, would only be paid out of available cash after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

FFO for the three and nine months ended September 30, 2001 and 2000, respectively, are as follows (in thousands):


                                                                              Three months ended         Nine months ended
                                                                               2001        2000          2001        2000
                                                                               ----        ----          ----        ----
    Income before minority interest, extraordinary items, gain on
sale, preferred stock dividend and cumulative effect adjustment            $  16,042    $  14,270    $  46,298    $  38,581
Add:
      Depreciation and amortization                                            9,047        8,300       27,956       24,519
      FFO adjustment for unconsolidated joint ventures                         2,225          842        4,579        2,468
Less:
      Dividends on preferred shares                                           (2,300)      (2,300)      (6,900)      (6,900)
      Amortization of deferred financing costs and depreciation of
          non-rental real estate assets                                       (1,059)      (1,042)      (3,371)      (3,105)
                                                                           ---------    ---------    ---------    ---------
     Funds From Operations - basic                                            23,955       20,070       68,562       55,563
        Dividends on preferred shares                                          2,300        2,300        6,900        6,900
                                                                           ---------    ---------    ---------    ---------
     Funds From Operations - diluted                                       $  26,255    $  22,370    $  75,462    $  62,463
                                                                           =========    =========    =========    =========
     Cash flows provided by operating activities                           $  24,598    $  22,801    $  59,770    $  42,860
     Cash flows (used in) provided by investing activities                 $ (64,563)   $   7,346    $(401,474)   $ (50,093)
     Cash flows provided by(used in) financing activities                  $   2,214    $ (31,400)   $ 336,902    $    (264)

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's interest cost by approximately $2.0 million annually.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value are immediately recognized in earnings.

Approximately $324.2 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows (in thousands) based upon maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rates on the variable rate debt as of September 30, 2001 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.


LONG-TERM DEBT, INCLUDING                                                                                                      FAIR
CURRENT PORTION (IN THOUSANDS)      2001         2002        2003          2004     2005       THEREAFTER        TOTAL        VALUE
                                    ----         ----        ----          ----     ----       ----------        -----        -----
Fixed Rate................       $1,493       $6,916      $9,774      $ 79,163    $50,612       $176,257       $324,215    $341,627
Average Interest Rate.....         8.21%        8.20%       8.19%         8.21%      8.24%          8.33%          8.30%

Variable Rate.............      $19,738      $22,178     $53,000       $65,000         --             --       $159,916    $159,916
Average Interest Rate.....         5.18%        5.20%       5.50%         5.38%                                    5.29%

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

10 Underwriting Agreement dated July 19, 2001, by and among the Registrant, SL Green Operating Partnership, L.P., SL Green Management LLC and Salomon Smith Barney Inc.*

* Incorporated by reference to the Registrant's Form 8-K, dated July 19, 2001, filed with the Commission on July 26, 2001.

(b)      Reports on Form 8-K:

         o The Registrant filed a Current Report on Form 8-K/A on July 13, 2001 in order to file pro-forma financial statements in connection with its acquisition of an office building located at 317 Madison Avenue.
         o The Registrant filed a Current Report on Form 8-K on July 24, 2001 in connection with its second quarter 2001 earnings release.
         o The Registrant filed a Current Report on Form 8-K on July 25, 2001 in connection with its second quarter 2001 supplemental package.
         o The Registrant filed a Current Report on Form 8-K on July 26, 2001 in connection with its underwritten public offering of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SL GREEN REALTY CORP.


                                                 By:  /s/ Thomas E. Wirth
                                                    ----------------------------
                                                    Thomas E. Wirth
                                                    Executive Vice President,
                                                    Chief Financial Officer



Date:    November 14, 2001