Form 10-K
period 2001-12-31
SL GREEN REALTY CORP
filed 2002-03-15
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to      ..

Commission File No. 1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	13-3956755
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices - zip code)

(212) 594-2700
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock $.01 par value	New York Stock Exchange

8% Preferred Income Equity Redeemable SharesSM ,$0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the restraint was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of February 28, 2002, there were 30,007,139 shares of the Registrant's common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (29,533,051 shares) at February 28, 2002, was $942,694,988.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Stockholders' Meeting to be held May 14, 2002 are incorporated by reference into Part III.

SL GREEN REALTY CORP.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrants Common Equity and Related Stockholders Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures about Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions

PART IV

14.	Exhibits, Financial Statements and Schedules, and Reports on Form 8-K

PART I

ITEM 1.  BUSINESS

General

SL Green Realty Corp. is a self-managed real estate investment trust ("REIT") with in-house capabilities in property management, acquisitions, financing, development, construction and leasing and was formed in June 1997 for the purpose of continuing the commercial real estate business of SL Green Properties, Inc.  SL Green Properties, Inc. which was founded in 1980 by Stephen L. Green, its Chairman and Chief Executive Officer, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan (“Manhattan”), a borough of New York City.  SL Green Properties had been involved in the acquisition of 31 office properties in Manhattan containing approximately four million square feet and the management of 50 office properties in Manhattan containing approximately 10.5 million square feet.

As of December 31, 2001, SL Green Realty Corp.’s portfolio, which included interests in 25 properties aggregating 10 million square feet, consisted of 19 wholly-owned commercial properties (the "Properties") encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan.  The Company’s wholly-owned interests in the Properties represent fee ownership (15 properties), including ownership in condominium units, leasehold ownership (2 properties) and operating sublease ownership (2 properties).  Pursuant to the operating sublease arrangements, the Company, as tenant under the operating sublease, performs the functions traditionally performed by landlords with respect to its subtenants.  The Company is responsible for not only collecting rent from its subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97.4%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six office properties in Manhattan, encompassing approximately 3.1 million rentable square feet which were 98.4% occupied as of December 31, 2001, (collectively, with the Properties, the “Portfolio”).  See Note 6 to the consolidated financial statements for a further discussion on the Company’s ownership interests in One Park Avenue.  The Company also owns one triple-net leased property located in Shelton, Connecticut.  In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

The Company's corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. The Company's corporate staff consists of 107 persons, including 78 professionals experienced in all aspects of commercial real estate.  The Company can be contacted at (212) 594-2700 or visit the Company’s website at www.slgreen.com.

The "Company" means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries (including SL Green Operating Partnership, L.P. (the “Operating Partnership”)), and the predecessors thereof (the “SL Green Predecessor”) or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and "SL Green Properties" means SL Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

Corporate Structure

In connection with the Company's initial public offering (“IPO”) in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties (the "Service Corporation").  The Company is organized so as to qualify and has elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Substantially all of the Company's assets are held by, and all of its operations are conducted through, the Operating Partnership, a Delaware limited partnership.  The Company is the sole managing general partner of, and as of December 31, 2001, was the owner of approximately 93.0% of the economic interests in, the Operating Partnership.  All of the management and leasing operations with respect to the Properties are conducted through SL Green Management LLC (“Management LLC”).  The Operating Partnership owns a 100% interest in Management LLC.

In order to maintain the Company’s qualifications as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through an unconsolidated company, the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership expects to receive substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.  Effective January 1, 2001, the Service Corporation elected to be taxed as a taxable REIT subsidiary.

Business and Growth Strategies

The Company’s primary business objective is to maximize total return to shareholders through growth in funds from operations and appreciation in the value of its assets.  The Company seeks to achieve this objective by assembling a compelling portfolio of Manhattan office properties by capitalizing on current opportunities in the Manhattan office market through (i) property acquisitions (including through joint ventures) - acquiring office properties at significant discounts to replacement costs with market rents at a significant premium to fully escalated in place rents.  These acquisitions provide attractive initial yields and the potential for cash flow growth, (ii) property repositioning - repositioning acquired properties that are under performing through renovations, active management and proactive leasing, (iii) property dispositions, (iv) integrated leasing and property management and (v) structured finance investments.  Generally, the Company is focused on properties that are within a ten minute walk of midtown Manhattan’s primary commuter stations, which the Company believes is a competitive advantage throughout the business cycle.

Property Acquisitions. The Company acquires properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where it attempts to create significant increases in value which, when sold, result in capital gains that increase the Company’s investment capital base.  In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, the Company believes that it has the following advantages over its competitors: (i) senior management's 21 years of experience as a full service, fully integrated real estate company focused on the office market in Manhattan, (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies) and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions.

Property Repositioning. The Company believes that there are properties that may be acquired which could greatly benefit from management's experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their submarkets.  Many office buildings are located in or near submarkets which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets.  Featuring unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in these properties provides an opportunity to the Company to meet market needs and generate favorable returns.

Property Dispositions. The Company continuously evaluates its properties to identify which are most suitable to meet its long term earnings growth objectives and contribute to increasing portfolio value.  Properties such as smaller side-street properties, properties located downtown or properties that simply no longer meet the Company’s earnings objectives are identified as non-core holdings, and are targeted for sale to create investment capital.  The Company believes that it will be able to redeploy the capital generated from the disposition of non-core holdings into property acquisitions or investments in high-yield structured finance investments which will provide enhanced future capital gain and earnings growth opportunities.

Leasing and Property Management. The Company seeks to capitalize on management's extensive knowledge of the Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes (i) the use of in-depth market research, (ii) the utilization of an extensive network of third-party brokers, (iii) comprehensive building management analysis and planning and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates.  The Company believes proactive leasing efforts have contributed to average occupancy rates in the Portfolio exceeding the market average.

Structured Finance. The Company seeks to invest in high-yield structured finance investments.  These investments provide high current returns and a potential for future capital gains.  These investments are typically floating rate investments and, therefore, serve as a natural hedge for the Company’s unhedged floating rate debt.  The Company intends to invest up to 10% of its total market capitalization in structured finance investments.  Structured finance investments include first mortgages, mortgage participations, subordinate loans and preferred equity investments.

Competition

The Manhattan office market is a competitive marketplace.  Although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan office properties, the Company may in the future compete with such other REITs.  In addition, the Company may face competition from other real estate companies (including other REITs that currently invest in markets other than or in addition to Manhattan) that may have greater financial resources or access to capital than the Company or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than the Company is willing to pursue.

Manhattan Office Market Background

The term "Class B" is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan.  Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and obtain the highest rental rates within their markets.

The Company seeks to fill a niche between these two market categories by creating what the Company describes as a new class of space.  This is captured in the Company’s branded image “Better than A, Greater than B.”  The Company seeks to deliver real value to tenants by offering the amenities, quality and service of fully modernized office buildings in highly desirable midtown locations at affordable rents.  The Company has historically attracted many smaller growth oriented firms and has played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, smaller law firms, hospital back office support and publishing industries.  By way of example, some of the tenants that currently occupy space in Company owned properties include The City of New York, BMW of Manhattan, Inc., Metro North, New York Life Insurance Company, St. Luke’s Roosevelt Hospital, CBS, Inc., J&W Seligman & Co., Inc., Crain Communications, Ann Taylor, City University of New York, Ketchum, Inc., New York Presbyterian Hospital, Phillip Morris Management Corp., Ross Stores and Visiting Nurse Services.

Manhattan Office Market Demand

All of the Properties are located in highly developed areas of Manhattan that include a large number of other office properties.  Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next five largest central business district office markets in the United States combined.  Manhattan has a total inventory 379 million square feet with 229 million square feet in midtown.  Over the next five years, the Company estimates that Manhattan has approximately 4.9 million square feet of new construction coming on line.  This represents approximately 1.3 percent of total Manhattan inventory.  A majority of the new construction represents entirely pre-leased properties.  The Company believes that midtown vacancy rates are likely to remain stable over the coming years. While there is a relative lack of supply, the market will be impacted by potential layoffs from financial mergers, acquisitions, downsizings and bankruptcies, whether the result of current economic conditions, the effect of the September 11, 2001 terrorist attacks, or otherwise.  In this challenging environment, the Company believes that rents will remain relatively stable while tenant concession packages may increase.  Additionally, there may be a need to make ongoing capital improvements to the common areas and physical infrastructures of the properties.

General Terms of Leases in the Midtown Manhattan Markets

Leases entered into for space in the midtown Manhattan markets typically contain terms which may not be contained in leases in other U.S. office markets.  The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets generally is 7 to 10 years.  The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each.  The base rent during the initial term often will provide for agreed upon increases periodically over the term of the lease.  Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), but not less than the base rent payable at the end of the prior period.  Leases typically do not provide for increases in rent based upon increases in the consumer price index.

In addition to base rent, the tenant also generally will pay the tenant’s pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in real estate taxes and building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year.

Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.  During the year ended December 31, 2001, the Company was able to recover 90% of its electric costs.

In a typical lease for a new tenant, the landlord will deliver the premises with all existing improvements demolished and any asbestos abated.  The landlord also typically will provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant’s initial construction of its premises.  Such sum typically is payable as work progresses, upon submission of invoices for the cost of construction.  However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant.

Occupancy

The following table sets forth occupancy rates at December 31, 2001, 2000 and 1999:

	Occupancy Percent December 31,
Property	2001	2000	1999
Same Store Properties (1)	97.4%	98.4%	97.7%
Joint Venture Properties	98.4%	96.9%	95.4%
Portfolio	97.7%	98.6%	98.2%

(1) Represents properties owned by the Company at December 31, 1999 and still owned at December 31, 2001.

Rent Growth

Previous strength in the New York City economy fueled the demand for quality commercial space in the Company’s submarkets.  Over the past several years healthy demand paired with virtually no new supply has resulted in upward pressure on market rents.  These increases provided the Company with the opportunity to generate positive rent growth during 2001 as these market rents have been significantly above the escalated in-place expiring rents.  This rent growth, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring rent on those same spaces, was 43.7% for 2001.  Recent softening of the national and New York City economic outlook may have an adverse effect on our future rent growth.

Despite the changes to the New York City economy, the Company estimates that rents currently in place in the Company’s Properties are approximately 31.9% below current market asking rents.  Properties owned in joint ventures reflect a similar statistic as those rents are approximately 36.0% below current asking rents.  As of December 31, 2001, 32.8% and 35.0% of all leases in-place in the Properties and joint ventures are scheduled to expire during the next four years.  The Company expects to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that the Company’s estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that the Company will realize any rent growth.  However, the Company believes the depth of the degree that rents in the current portfolio are below market provides a significant potential for long-term income growth.

Industry Segments

The Company is a REIT engaged in owning, managing, leasing and repositioning office properties in Manhattan and has two reportable segments, office real estate and structured finance investments.  The Company evaluates real estate performance and allocates resources based on net operating income.

The Company’s real estate portfolio is located in one geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2001, no single tenant contributed more than 2.4% of the Company’s annual revenue, however, one property, 420 Lexington Avenue, contributed in excess of 10.0% of the Company’s revenue.  See Item 2 “Properties – 420 Lexington Avenue” for a further discussion on this property.  In addition, three borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments.

Employees

At December 31, 2001, the Company employed approximately 487 employees, over 84 of whom were managers and professionals, approximately 371 of whom were hourly paid employees involved in building operations and approximately 32 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements relating to 25 of the Company's Portfolio covering 371 employees of the Company.

Acquisitions

The Company acquired the following properties during the year ended December 31, 2001.

			Net Rentable S/F	Total Acquisition Price($s)	Acquisiton Price Per S/F
		Ownership Interest (%)
Date Acquired	Property
Jan-01	1370 Broadway	100.0	255,000	50,500,000	$198
Jan-01	One Park Avenue	100.0	913,000	233,900,000	$256
Jan-01	469 7th Avenue	35.0	253,000	45,700,000	$181
Jun-01	317 Madison Avenue	100.0	450,000	105,600,000	$235
Total			1,871,000	435,700,000	$233

In addition, the Company acquired the joint venture interest of its partner at 1250 Broadway in September 2001.

Dispositions

The Company sold the following properties during the year ended December 31, 2001.

			Net Rentable S/F		Sales Price Per S/F
		Ownership Interest (%)		Sale Price($s)
Date Sold	Property
Jan-01	633 Third Avenue	100.0	40,623	13,250,000	$326
May-01	One Park Avenue-45% JV	45.0	913,000	233,900,000	$256
Jun-01	1412 Broadway	100.0	389,000	91,500,000	$233
Total			1,342,623	338,650,000	$252

In June 2001, Cipriani, a tenant at 110 East 42nd Street occupying 70,000 square feet, notified the Company that it was exercising the purchase option under its lease agreement.  The gross purchase price of the option to acquire the condominium interest was $14,500,000.  This transaction closed on July 23, 2001.

Offering/Financings

In July 2001, the Company completed the sale of 5,000,000 shares of common stock and raised net proceeds of $148.4 million.  The proceeds were used to pay down the unsecured credit facility and will be used to fund future acquisition and investment activities.

On December 20, 2001, the Company obtained a $75 million secured credit facility.  This facility replaced the $60 million secured credit facility which was due to mature on December 27, 2001.  This new secured credit facility has a term of two years with a one year renewal option.  It bears interest at the rate of 150 basis points over LIBOR.  This facility will be used to fund structured finance investments.

On August 16, 2001, the Company obtained a $65 million mortgage secured by the property located at 317 Madison Avenue.  The three year mortgage has two one-year extension options and bears interest at the rate of 180 basis points over LIBOR.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.  The proceeds were used to pay down the Company’s unsecured credit facility.

Recent Developments

Tax Matters

The Tax Relief Extension Act of 1999 was recently enacted and contains several tax provisions regarding REITs, including a reduction of the annual distribution requirement for REIT taxable income from 95% to 90%.  The act also changes the 10% voting securities test under current law to a 10% vote or value test.  Thus, subject to certain exceptions, a REIT will no longer be allowed to own more than 10% of the vote or value of the outstanding securities of any issuer, other than a qualified REIT subsidiary or another REIT.  One exception to this new test, which is also an exception to the 5% asset test, allows a REIT to own any or all of the securities of a “taxable REIT subsidiary.”  A taxable REIT subsidiary can perform non-customary services for tenants of a REIT without disqualifying rents received from such tenants for purposes of the REIT’s gross income tests and can also undertake third-party management and development activities as well as non-real-estate-related activities.  A taxable REIT subsidiary will be taxed as a regular C corporation but will be subject to earnings stripping limitations on the deductibility of interest paid to its REIT.  In addition, a REIT will be subject to a 100% excise tax on certain excess amounts to ensure that (i) tenants who pay a taxable REIT subsidiary for services are charged an arm’s-length amount by the taxable REIT subsidiary for the service, rather than paying an excessive amount to the REIT as rent, (ii) shared expenses of a REIT and its taxable REIT subsidiary are allocated fairly between the two, and (iii) interest paid by a taxable REIT subsidiary to its REIT is commercially reasonable.  These new tax provisions became effective January 1, 2001.

Securities of a taxable REIT subsidiary will constitute non-real-estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate.  In addition, under current law, no more than 5% of a REIT’s total assets can consist of securities of a single issuer.  The new tax law increases this with respect to taxable REIT subsidiaries, so that no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries.  As of December 31, 2001, the amount of the Company’s assets attributable to its taxable subsidiaries was approximately 0.6%.

For a discussion of the use, import, risks and uncertainties of  “Forward-Looking Statements” relating to, without limitation, the Company’s future economic performance, plans and objectives of management for future operations and projections of revenue and other financial items, See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”.

ITEM 2.   PROPERTIES

The Portfolio

General. As of December 31, 2001, the Company owned interests in 19 office properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan. Certain of the Properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2001, the Company’s portfolio also included ownership interests in unconsolidated joint ventures which own six office properties in Manhattan, encompassing approximately 3.1 million rentable square feet.  As of December 31, 2001, the Company also owns one triple-net leased property located in Shelton, Connecticut.

The following table sets forth certain information with respect to each of the Manhattan properties in the portfolio as of December 31, 2001:

Property					Percentage of Portfolio Rentable Square Feet (%)
			Approximate Rentable Square Feet
	Year Built/ Renovated					Percent Leased (%)
		Sub-market
Wholly Owned
17 Battery Place North	1972	World Trade/Battery Place	419,000		6.1	100.0
50 West 23rd Street	1892/1992	Chelsea	333,000		4.8	99.2
70 West 36th Street	1923/1994	Garment	151,000		2.2	98.5
110 East 42nd Street	1921/—	Grand Central No.	181,000		2.6	99.9
470 Park Avenue South (4)	1912/1994	Park Avenue South	260,000	(4)	3.8	99.4
673 First Avenue (5)	1928/1990	Grand Central So.	422,000		6.1	99.8
1140 Ave. of Americas	1926/1998	Rockefeller Center	191,000		2.8	95.5
1372 Broadway	1914/1998	Garment	508,000		7.4	99.3
1414 Ave. of Americas	1923/1998	Rockefeller Center	111,000		1.6	96.2
1466 Broadway	1907/1982	Times Square	289,000		4.2	88.9
420 Lexington Avenue(6))	1927/1999	Grand Central No.	1,188,000		17.2	94.8
440 Ninth Avenue	1927/1989	Garment	339,000		4.9	91.1
711 Third Avenue (5) (7)	1955/—	Grand Central No.	524,000		7.6	100.0
555 West 57th Street (5)	1971/—	Midtown West	941,000		13.6	100.0
286 Madison Avenue	1918/1997	Grand Central So.	112,000		1.6	100.0
290 Madison Avenue	1952/—	Grand Central So.	36,800		0.5	100.0
292 Madison Avenue	1923/—	Grand Central So.	187,000		2.7	100.0
1370 Broadway	1922/—	Garment	255,000		3.7	97.3
317 Madison Avenue	1920/—	Grand Central	450,000		6.6	94.6
Total Weighted average wholly-owned (8)			6,897,800		100.0	97.4

Joint Ventures
321 West 44th St. (9)	1929/—	Times Square	203,000			97.2
1250 Broadway (5) (10)	1968/—	Penn Station	670,000			99.5
100 Park Avenue (11)	1950—	Grand Central So.	834,000			100.0
180 Madison Avenue (11)	1926/—	Grand Central So.	265,000			92.8
469 7th Avenue (9)	1926/—	Penn Station	253,000			96.8
1 Park Avenue (10)	1925/1986	Grand Central So.	913,000			98.3
Total/Weighted average joint ventures			3,138,000			98.4

Grand Total/ Weighted average portfolio			10,035,800			97.7

Property		Percentage of Portfolio Annualized Rent (%)		Annualized Rent Per Leased Square Foot (2)	Annualized Net Effective Rent Per Leased Square Foot (3)

	Annualized Rent (1)		Number of Leases

Wholly-Owned
17 Battery Place North	$9,326,210	4.8	6	$22.23	$23.83
50 West 23rd Street	7,800,699	4.0	19	$23.25	$12.90
70 West 36th Street	3,688,304	1.9	29	$24.80	$21.97
110 East 42nd Street	5,849,915	3.0	28	$32.33	$22.07
470 Park Avenue South (4)	7,056,505	3.6	26	$27.32	$22.51
673 First Avenue (5)	12,834,062	6.6	14	$30.49	$22.86
1140 Ave. of Americas	6,802,510	3.5	27	$37.30	$36.33
1372 Broadway	13,857,209	7.2	27	$26.72	$25.15
1414 Ave. of Americas	3,905,970	2.0	28	$36.59	$43.96
1466 Broadway	8,502,171	4.4	92	$33.11	$39.99
420 Lexington Avenue(6)	39,472,740	20.4	251	$33.48	$34.90
440 Ninth Avenue	7,935,202	4.1	14	$25.69	$22.33
711 Third Avenue (5) (7)	18,362,410	9.5	21	$35.04	$32.96
555 West 57th Street (5)	18,724,322	9.7	26	$19.88	$21.55
286 Madison Avenue	3,372,594	1.7	41	$30.04	$27.52
290 Madison Avenue	1,322,244	0.7	4	$35.93	$37.83
292 Madison Avenue	6,267,750	3.2	18	$33.54	$33.48
1370 Broadway	6,835,576	3.5	30	$27.55	$32.81
317 Madison Avenue	12,063,472	6.2	107	$28.35	$27.64
Total Weighted average wholly-owned (8)	$193,979,865	100.0	808	$28.53	$27.56

Joint Ventures
321 West 44th St. (9)	4,021,547		26	$20.39	$17.63
1250 Broadway (5) (10)	17,041,892		31	$25.59	$24.15
100 Park Avenue (11)	28,529,204		45	$34.22	$33.25
180 Madison Avenue (11)	6,302,821		54	$25.63	$21.51
469 7th Avenue (9)	6,505,933		22	$26.56	$26.37
1 Park Avenue (10)	32,522,146		17	$36.24	$32.26
Total/Weighted average joint ventures	$94,923,543		195	$31.24	$28.52

Grand Total/ Weighted average portfolio	$288,903,408		1,003	$28.79	$27.86

(1) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2001 for the 12 months ending December 31, 2002 are approximately $1,307,000 for the Properties and $695,000 for the joint venture properties.

(2) Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(3) Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by the Company, the remaining lease payments under the lease (excluding operating expense pass-throughs, if any) divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by the Company, all lease payments under the lease (excluding operating expense pass-throughs, if any) divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by the Company and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(4) 470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(5) Includes a parking garage.

(6) The Company holds an operating sublease interest in the land and improvements.

(7) The Company holds a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(8) Includes approximately 6,303,206 square feet of rentable office space, 482,404 square feet of rentable retail space and 112,190 square feet of garage space.

(9) The Company owns a 35% economic interest in this joint venture which acquired various ownership and mortgage interest in this property

(10) The Company owns a 55% interest in this joint venture which acquired various ownership and mortgage interests in the property.

(11) The Company owns a 49.9% interest in this joint venture.

Historical Occupancy.  The Company has historically achieved consistently higher occupancy rates in comparison to the overall Class B Midtown markets, as shown over the last 5 years in the following table:

	Percent Leased at the Properties (1)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2)
December 31, 2001	97%	92%
December 31, 2000	99%	96%
December 31, 1999	97%	93%
December 31, 1998	93%	92%
December 31, 1997	94%	90%

(1)                   Includes space for leases that were executed as of the relevant date in Properties owned by the Company as of that date.

(2)                   Includes vacant space available for direct lease, but does not include vacant space available for sublease, which if included, would reduce the occupancy rate as of each date shown.  Source: Cushman & Wakefield.

Lease Expirations

Leases in the Portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2006, the average annual rollover at the Properties and joint venture properties is approximately 543,000 square feet and 276,800 square feet, respectively, representing an average annual expiration of 8.0% and 9.1% of the total leased square feet at the Properties and joint venture properties, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at the Properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2001 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-owned Properties

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)
2002	150	448,114	6.59	$12,204,672	$27.24
2003	132	567,419	8.35	16,041,396	28.27
2004	131	625,952	9.21	19,116,156	30.54
2005	104	585,272	8.61	18,044,328	30.83
2006	66	486,043	7.15	14,448,392	29.73
2007	46	306,664	4.51	8,251,140	26.91
2008	42	398,856	5.87	12,499,008	31.34
2009	35	550,710	8.10	16,413,252	29.80
2010	42	1,050,848	15.46	29,586,460	28.15
2011	28	352,236	5.18	12,123,972	34.42
2012 & thereafter	32	1,425,973	20.97	35,251,089	24.72
Total/weighted average	808	6,798,087	100.00	$193,979,865	$28.53

(1)                   Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2001 for the 12 months ending December 31, 2002 are approximately $1,307,000 for the Properties.

(2)      Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

Joint Venture Properties

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)
2002	39	369,580	12.16	$13,436,328	$36.36
2003	18	230,252	7.58	5,860,200	25.45
2004	24	176,496	5.81	5,592,156	31.68
2005	17	288,422	9.49	9,122,100	31.63
2006	24	319,215	10.51	8,927,712	27.97
2007	11	298,696	9.83	10,057,140	33.67
2008	14	170,690	5.62	4,925,772	28.86
2009	18	570,327	18.77	18,350,172	32.17
2010	14	299,746	9.86	10,677,696	35.62
2011	6	67,912	2.24	1,351,680	19.90
2012 & thereafter	10	247,181	8.13	6,622,587	26.79
Total/weighted average	195	3,038,517	100.00	$94,923,543	$31.24

(1)                   Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2001 for the 12 months ending December 31, 2002 are approximately $695,000 for the joint venture properties.

(2)                   Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

Tenant Diversification

The Portfolio is currently leased to approximately 986 tenants which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 20 largest tenants in the Portfolio, based on the amount of square footage leased by such tenants as of December 31, 2001:

Tenant (1)	Properties	Remaining Lease Term in Months	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Annualized Rent (10)	Percentage of Aggregate Portfolio Annualized Rent (%)
City of New York (2)	17 Battery Place North and 1250 Broadway	132	317,867	3.17	$6,348,480	2.20
BMW of Manhattan, Inc.	555 West 57th Street	127	227,782	2.27	2,806,224	0.97
Visiting Nurse Services (3)	1250 Broadway	116	213,120	1.70	4,382,280	1.52
Philip Morris Mgmt. Co.	100 Park Avenue	72	175,887	1.75	6,445,140	2.23
J&W Seligman & Co., Inc.	100 Park Avenue	85	168,390	1.68	5,133,144	1.78
City University of NY-CUNY (4)	555 West 57th Street	101	168,014	1.67	3,972,312	1.37
Segal Company	1 Park Avenue	96	157,944	1.57	5,508,612	1.91
Loews Corporation	1 Park Avenue	12	155,765	1.55	6,910,344	2.39
MTA. (5)	420 Lexington Avenue	169	134,687	1.34	3,838,836	1.33
St. Luke’s Roosevelt Hospital	555 West 57th Street	150	133,700	1.33	2,993,196	1.04
CBS, Inc. (6)	555 West 57th Street	102	127,320	1.27	2,402,580	0.83
Ross Stores	1372 Broadway	77	101,741	1.01	2,605,176	0.90
Ketchum, Inc.	711 Third Avenue	167	100,876	1.01	3,984,780	1.38
CHF Industries	1 Park Avenue	37	100,000	1.00	3,370,272	1.17
Coty, Inc.	1 Park Avenue	162	100,000	1.00	3,542,028	1.23
New York Presbyterian Hospital (7)	555 West 57th Street and 673 First Avenue	96	99,650	0.99	2,595,660	0.90
Ann Taylor (8)	11372 Broadway	103	93,020	0.93	2,357,496	0.82
Crain Communications, Inc.	711 Third Avenue	85	90,531	0.90	3,263,172	1.13
Information Builders, Inc.	1250 Broadway	15	88,571	0.88	2,115,708	0.73
Advanstar Communications	1 Park Avenue	100	85,284	0.85	2,893,488	1.00
Total/Weighted Average(9)			2,798,107	27.87	$77,468,928	26.83

(1)  This list is not intended to be representative of the Company’s tenants as a whole.

(2)  48,000 square feet expire September 2007; 269,867 square feet expire December 2012.

(3)  171,078 square feet expire August 2006; 42,042 square feet expire August 2011.

(4)  93,061 square feet expire May 2010; 50,000 square feet expire January 2015.

(5)  22,467 square feet expire May 2008; 112,220 square feet expire January 2016.

(6)  106,644 square feet expire December 2003; 20,676 square feet expire June 2010.

(7)  76,000 square feet expire August 2006; 23,650 square feet expire December 2009.

(8)  34,045 square feet expire January 2010; 58,975 square feet expire August 2010.

(9)  Weighted average calculation based on total rentable square footage leased by each tenant.

(10) Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2001 for the 12 months ending December 31, 2002 are approximately $1,307,000 for Properties and $695,000 for the joint venture properties.

420 Lexington Avenue (The Graybar Building)

The Company purchased the tenant's interest in the operating sublease (the “Operating Sublease”) at 420 Lexington Avenue, also known as the Graybar Building, in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub–market of the midtown Manhattan office market. The Graybar Building was designed by Sloan and Robertson and completed in 1927.  The building takes its name from its original owner, the Graybar Electric Company.  The Graybar Building contains approximately 1.2 million rentable square feet (including approximately 1,135,000 square feet of office space, and 53,000 square feet of mezzanine and retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet.  The Company restored the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades, including new entrance and storefronts, new lobby, elevator cabs, and elevator lobbies and corridors.

The Graybar Building offers unsurpassed convenience to transportation.  The Graybar Building enjoys excellent accessibility to a wide variety of transportation options with a direct passageway to Grand Central Station. Grand Central Station is the major transportation destination for commutation from southern Connecticut and Westchester, Putnam and Dutchess counties.  Major bus and subway lines serve this property as well.  The property is ideally located to take advantage of the renaissance of Grand Central Terminal, which has been redeveloped into a major retail/transportation hub containing restaurants such as Michael Jordan's Steakhouse and retailers such as Banana Republic and Kenneth Cole.

The Graybar Building consists of the building at 420 Lexington Avenue and fee title to a portion of the land above the railroad tracks and associated structures which form a portion of the Grand Central Terminal complex in midtown Manhattan.  The Company's interest consists of a tenant's interest in a controlling sublease, as described below.

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord's interest under a lease expiring December 31, 2008 subject to renewal by the tenant through December 31, 2029 (the “Ground Lease”).  The Company controls the exercise of this renewal option through the terms of subordinate leases which have corresponding renewal option terms and control provisions and which culminate in the Operating Sublease.  An unaffiliated third-party owns the landlord's interest in the Operating Sublease.

The Graybar Building is our largest property.  It contributes Annualized Rent of approximately $39.5 million, or 20.4% of the Portfolio’s Annualized Rent at December 31, 2001.

As of December 31, 2001, 94.8% of the rentable square footage in the Graybar Building was leased.  The following table sets forth certain information with respect to the property:

Year–End	Percent Occupied	Annualized Rent per Leased Square Foot
2001	95%	$33.48
2000	100	32.81
1999	97	29.63
1998	98	25.30
1997	86	26.80

As of December 31, 2001, the Graybar Building was leased to 249 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 11.3% of the rentable square footage at this property and accounted for approximately 9.7% of this property's Annualized Rent.  The next largest tenant occupied approximately 6.3% of the rentable square footage at this property and accounted for approximately 7.2% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2001 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)
2002	44	113,608	9.6	$3,446,532	$30.34
2003	40	80,484	6.8	3,025,464	37.59
2004	40	98,845	8.4	3,353,112	33.92
2005	45	112,056	9.5	4,342,392	38.75
2006	21	100,251	8.5	3,428,100	34.20
2007	18	76,679	6.5	1,854,024	24.18
2008	10	101,987	8.7	3,858,780	37.84
2009	8	97,361	8.3	3,502,524	35.97
2010	10	139,834	11.9	4,505,808	32.22
2011	10	90,851	7.7	3,208,392	35.31
2012 & thereafter	5	167,001	14.1	4,947,612	29.63
Subtotal/Weighted average	251	1,178,957	100.0	$39,472,740	$33.48

(1)    Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2001 for the 12 months ending December 31, 2002 are approximately $84,000 for the Property.

(2)    Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $136.5 million as of December 31, 2001. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $9.656 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2001/02 tax year, is $6.5 million (at a taxable assessed value of $64.5 million).

Environmental Matters

The Company engaged independent environmental consulting firms to perform Phase I environmental site assessments on the Portfolio, in order to assess existing environmental conditions. All of the Phase I assessments have been conducted since March 1997. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, interviews, and a report, with the purpose of identifying potential environmental concerns associated with real estate. The Phase I assessments conducted at the Properties also addressed certain issues that are not covered by the ASTM Standard, including asbestos, radon, lead-based paint and lead in drinking water. These environmental site assessments did not reveal any known environmental liability that the Company believes will have a material adverse effect on the Company's results of operations or financial condition.

The following summarizes certain environmental issues described in the Phase I environmental site assessment reports:

The asbestos surveys conducted as part of the Phase I site assessments identified immaterial amounts of damaged, friable asbestos-containing material (“ACM”) in isolated locations in three properties (470 Park Avenue South, 1140 Avenue of the Americas and 1372 Broadway). At each of these properties, the environmental consultant recommended abatement of the damaged, friable ACM and this was completed by the Company at each of these properties. At all of the properties except 50 West 23rd Street, non-friable ACM, in good condition, was identified. For each of these properties, the consultant recommended preparation and implementation of an asbestos Operations and Maintenance (“O & M”) program to monitor the condition of ACM and to ensure that any ACM that becomes friable and damaged is properly addressed.  The Company has implemented such an O & M program.

The Phase I environmental site assessments identified minor releases of petroleum products at 70 West 36th Street.  The consultant recommended implementation of certain measures to further investigate, and to clean up, these releases.  The Company does not believe that any actions that may be required as a result of these releases will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 2001, the Company was not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against it or its Portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which the Company manages, but does not own.  Personal injury claims have been filed against the Company and others by 12 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended December 31, 2001, no matter was submitted to a vote of security holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company began trading on the New York Stock Exchange ("NYSE") on August 15, 1997 under the symbol "SLG". On February 28, 2002, the reported closing sale price per share of common stock on the NYSE was $31.92 and there were approximately 73 holders of record of the Company's common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by the Company with respect to the periods indicated.

	2001			2000
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$28.75	$26.37	$0.3875	$23.54	$19.87	$0.3625
June 30	$30.31	$25.30	$0.3875	$26.60	$22.34	$0.3625
September 30	$31.52	$28.60	$0.3875	$29.59	$25.99	$0.3625
December 31	$31.37	$29.53	$0.4425	$30.00	$24.41	$0.3875

If dividends are declared  in a quarter, those dividends will be paid during the subsequent quarter.

UNITS

At December 31, 2001 there were 2,271,404 units of limited partnership interest of the Operating Partnership outstanding.  These units received distributions per unit in the same manner as dividends were distributed per share to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES

The Company's issuance of securities in the transactions referenced below were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

The Company issued 240,000, 20,000 and 165,500 shares of its common stock in 1999, 2000 and 2001, respectively, for deferred stock-based compensation in connection with employment contracts.

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock under its shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down the 2000 Unsecured Credit Facility.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company, and on an historical combined basis for the SL Green Predecessor, and should be read in conjunction with the Company’s Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.  The balance sheet information as of December 31, 2001, 2000, 1999, 1998 and 1997 represents the consolidated balance sheet of the Company and the statement of income for the years ended December 31, 2001, 2000, 1999 and 1998 and the period August 21, 1997 to December 31, 1997 represents consolidated results of the Company since the IPO. The combined statement of income for the period January 1, 1997 to August 20, 1997 of the SL Green Predecessor was derived from the historical combined financial statements.

The SL Green Predecessor consisted of the assets, liabilities and owners’ deficits and results of operations of two properties, 1414 Avenue of the Americas and 70 West 36th Street, equity interests in four other properties, namely, 673 First Avenue, 470 Park Avenue South, 29 West 35th Street and the Bar Building (which interests are accounted for under the equity method) and of the assets, liabilities and owners’ equity and results of operations of the Company’s affiliated Service Corporation.

The Company and SL Green Predecessor

(In thousands, except per share data)

Operating Data:	The Company					SL GreenPredecessor January 1, to August 20,1997
	Year ended December 31				August 21 to December 31, 1997
	2001	2000	1999	1998
Total revenue.	$257,685	$230,323	$206,017	$134,552	$23,207	$9,724
Property operating expenses	70,720	67,304	62,168	45,207	7,077	2,722
Real estate taxes	30,963	28,850	29,198	21,224	3,498	705
Interest	46,238	40,431	28,610	13,086	2,135	1,062
Depreciation and amortization	38,336	32,511	27,260	15,404	2,815	811
Loss on terminated project	—	—	—	1,065	—	—
Loss on hedge transaction	—	—	—	176	—	—
Marketing, general and administration	15,374	11,561	10,922	5,760	948	2,189
Total expenses	201,631	180,657	158,158	101,922	16,473	7,489
Operating income	56,054	49,666	47,859	32,630	6,734	2,235
Equity in net (loss) income from affiliates	(1,054)	378	730	387	(101)	—
Equity in net income of unconsolidated joint ventures	8,607	3,108	377	—	—	—
Equity in net loss of uncombined joint ventures	—	—	—	—	—	(770)
Income before minority interest, extraordinary items and gain on sales	63,607	53,152	48,966	33,017	6,633	1,465
Minority interest	(4,600)	(7,430)	(5,121)	(3,043)	(1,074)	—
Income before extraordinary items and gain on sale	59,007	45,722	43,845	29,974	5,559	1,465
Gain on sale of properties/Preferred investments	4,956	41,416	—	—	—	—
Extraordinary items (net of minority interest)	(430)	(921)	(989)	(522)	(1,874)	22,087
Cumulative effect of change in accounting principle	(532)	—	—	—	—	—
Net income	63,001	86,217	42,856	29,452	3,685	23,552
Preferred dividends and accretion	(9,658)	(9,626)	(9,598)	(5970)	—	—
Income available to common shareholders	$53,343	$76,591	$33,258	$23,482	$3,685	$23,552
Net income per common share basic	$1.98	$3.14	$1.37	$1.19	$0.45
Net income per common share dilated	$1.94	$2.93	$1.37	$1.19	$0.30
Cash dividends declared per common share	$1.605	$1.475	$1.41	$1.40	$0.51
Basic weighted average common shares outstanding	26,993	24,373	24,192	19,675	12,292
Diluted weighted average common share and common share equivalents outstanding	29,808	31,818	26,680	22,145	12,404

Balance Sheet Data:	The Company
	December 31.

	2001	2000	1999	1998	1997
	(in thousands)
Commercial real estate, before accumulated depreciation	$984,375	$895,810	$908,866	$697,061	$338,818
Total assets	1,371,577	1,161,154	1,071,242	777,796	382,775
Mortgages and notes payable	504,831	460,716	435,693	162,162	128,820
Accrued interest payable	1,875	2,349	2,650	494	552
Minority interest	46,430	43,326	41,494	41,491	33,906
Preferred income equity Redeemable shares (SM)	111,231	110,774	110,348	109,950	—
Stockholders' equity	614,357	455,073	406,104	404,826	176,208

Other Data:	The Company					SL Green Predecessor January 1, to August 20,

	Year Ended Decenber 31,				August 21, to December 31,

	2001	2000	1999	1998	1997	1997
	(in thousands)
Funds from operations after distributions to preferred share holders (1)	$94,844	$75,619	$62,645	$42,858	$9,355	$––
Funds from operations before distributions to preferred shareholders(l)	104,044	84,819	71,845	48,578	9,355	––
Net cash provided by operating activities	80,588	53,806	48,013	22,665	5,713	2,838
Net cash (used in) investing activities	(420,061)	(38,699)	(228,678)	(376,593)	(217,165)	(5,559)
Net cash provided by (used in) financing activities	341,873	(25,875)	195,990	347,382	224,234	2,782

(1)      The revised White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.  The Company computes FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”).  Such forward-looking statements relate to, without limitation, the Company’s future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company’s operations.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which the Company has made assumptions are general economic and business (particularly real estate) conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond the control of the Company.

General

SL Green Realty Corp. (the “Company”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.

As of December 31, 2001, the Company’s wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.   As of December 31, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97.4%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet which were 98.4% occupied as of December 31, 2001.  The Company also owns one triple-net leased property located in Shelton, Connecticut.  In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

The tragedy of September 11, 2001 had a significant effect on New York City real estate.  A majority of the Company’s portfolio is located in midtown Manhattan.  There was no resulting damage to any of our properties.  The current operating results of the properties were not impacted by the tragedy and resulted in a minimal increase to operating expenses through increased building security.

The real estate industry has, however, been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage.  The Company’s current insurance policy does not expire until October 2002 and under that policy, the Company’s current portfolio is covered for acts of terrorism.  The Company does not know if sufficient insurance coverage will be available when the current policy expires, or the costs for obtaining a policy containing terms similar to our current policy.  The Company’s policy may not cover newly acquired properties, and additional insurance may need to be obtained prior to October 2002.  This may have an impact on the availability and cost of secured financing in the future.

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing in Item 8.

Results of Operations

Comparison of year ended December 31, 2001 to year ended December 31, 2000

The following comparison of the year ended December 31, 2001 (“2001”) to the year ended December 31, 2000 (“2000”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all properties owned by the Company at January 1, 2000 and at December 31, 2001, (ii) the effect of the “2001 Acquisitions,” which represent all properties acquired in 2001, namely, One Park Avenue and 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the “Dispositions,” which represent all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000), 321 West 44th Street which was contributed to a joint venture (May 2000), and 17 Battery Place South (December 2000), and all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001).

Rental Revenues			$ Change	% Change
	2001	2000
	(in millions)
Rental revenue	$204.6	$189.0	$15.6	8.3%
Escalation and reimbursement revenue	31.3	24.7	6.6	26.7
Signage revenue	1.5	2.1	(0.6)	(28.6)
Total	$237.4	$215.8	$21.6	10.0%

Same-Store Properties	$183.3	$173.6	$9.7	5.6%
2001 Acquisitions	30.3	—	30.3	—
Dispositions	6.6	18.6	(12.0)	(64.5)
Other properties	17.2	23.6	(6.4)	(27.1)
Total	$237.4	$215.8	$21.6	10.0%

The increase in rental revenue occurred even though occupancy levels decreased at Same-Store Properties from 98.4% at December 31, 2000 to 97.4% at December 31, 2001.  Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 43.0% higher than previous fully escalated rents.  The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 31.9%.  Approximately 6.6% of the space leased at wholly-owned properties expires during 2002.

The increase in escalation and reimbursement revenue was primarily due to higher operating expense recoveries ($5.3 million) and utility recoveries ($1.3 million).  On an annualized basis, the Company recovered approximately 90% of its electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway as several temporary signs were not fully leased during 2001 ($0.6 million).

Investment and Other Income			$ Change	% Change
	2001	2000
	(in millions)
Equity in net income of unconsolidated joint ventures	$8.6	$3.1	$5.5	177.4%
Investment income	17.4	13.3	4.1	30.8
Other	2.8	1.1	1.7	154.6
Total	$28.8	$17.5	$11.3	64.6%

The increase in equity in net income of unconsolidated joint ventures is due to the Company having had four joint venture investments in 2000 comprising 2.0 million square feet, compared to six joint venture investments in 2001 comprising 3.1 million square feet.  Occupancy at the joint ventures increased from 98.0% in 2000 to 98.4% in 2001.  Annualized rent and annualized net effective rent per leased square foot increased 10.9% and 1.4%, respectively, over 2000 rates.  The Company estimates that the difference between existing in-place fully escalated rents and current market rents is approximately 36.0%.  Approximately 12.2% of the space leased at joint venture properties expires in 2002.

The increase in investment income primarily represents interest income from structured finance transactions ($8.3 million).  This was offset by a decrease in investment income due to the repayment of the loan on 1370 Avenue of the Americas in 2000 ($2.5 million) and a decrease in interest from excess cash on hand ($0.2 million).  For 2001, the weighted average loan balance outstanding and yield were $105,256 and 14.18%, respectively, compared to $55,250 and 21.08%, respectively, for 2000.  The Company wrote down its investment in a technology company and a technology fund ($1.5 million).

Property Operating Expenses			$ Change	% Change
	2001	2000
	(in millions)
Operating expenses (excluding electric)	$39.7	$37.9	$1.8	4.7%
Electric costs	18.4	16.7	1.7	10.2
Real estate taxes	31.0	28.9	2.1	7.3
Ground rent	12.6	12.7	(0.1)	(0.8)
Total	101.7	$96.2	$5.5	5.7%

Same-Store Properties	$78.9	$76.4	$2.5	3.3%
2001 Acquisitions	10.7	—	10.7	—
Dispositions	2.6	6.9	(4.3)	(62.3)
Other properties	9.5	12.9	(3.4)	(26.4)
Total	$101.7	$96.2	$5.5	5.7%

The increase in operating expenses, excluding electric, was primarily due to  increased security measures implemented ($0.6 million), advertising ($0.4 million), insurance ($0.2 million) and cleaning costs ($1.1 million).  This was offset by a decrease in repairs and maintenance ($0.9 million).

The increase in electric costs was primarily due to higher electric rates as well as the 2001 Acquisitions, and was partially offset by the Dispositions.

The increase in real estate taxes was primarily attributable to the 2001 Acquisitions ($4.0 million), and Same-Store Properties which increased real estate taxes by $0.5 million (2%) as the assessed values on these properties increased.  This increase was partially offset by a decrease in real estate taxes due to the Dispositions ($2.4 million).

Other Expenses			$ Change	% Change
	2001	2000
	(in millions)
Interest expense	$46.2	$40.4	$5.8	14.4%
Depreciation and amortization expense	38.3	32.5	5.8	17.9
Marketing, general and administrative expense	15.4	11.6	3.8	32.7
Total	$99.9	$84.5	$15.4	18.2%

The increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store Properties ($2.1 million), mortgage financing associated with the 2001 Acquisitions ($5.5 million) and an increase in interest expense at the corporate level ($1.2 million).  This was partially offset by the interest savings from the Dispositions ($3.0 million).  The weighted average interest rate for the Company’s indebtedness was 6.91% at December 31, 2001 compared to 8.2% at December 31, 2000.  The 30-day LIBOR at December 31, 2001 was 1.87% compared to 6.82% at December 31, 2000 and this resulted in interest savings on the Company’s variable rate debt.

Marketing, general and administrative expense increased primarily due to increased personnel costs primarily related to several executive management changes, and higher year-end compensation and severance costs ($1.6 million), a donation to assist the victims and families of the World Trade Center tragedy ($1.0 million), professional fees ($0.2 million), income taxes ($0.2 million), and telecommunications expense ($0.2 million).  Marketing, general and administrative expense increased from 5.0% in 2000 to 6.0% of total revenue in 2001.

Comparison of year ended December 31, 2000 to year ended December 31, 1999

The following comparison of the year ended December 31, 2000 (“2000”) to the year ended December 31, 1999 (“1999”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all properties owned by the Company at January 1, 1999, (ii) the effect of the “1999 Acquisitions,” which represent all properties acquired in 1999, namely, 555 West 57th Street (January 1999) and 286, 290 and 292 Madison Avenue (May 1999), and (iii) the effect of the “2000 Dispositions,” which represent all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000) and 321 West 44th Street (May 2000) which was contributed to a joint venture.

Rental Revenues			$ Change	% Change
	2000	1999
	(in millions)
Rental revenue	$189.0	$174.9	$14.1	8.1%
Escalation and reimbursement revenue	24.7	21.9	2.8	12.8
Signage revenue	2.1	1.7	0.4	23.5
Total	$215.8	$198.5	$17.3	8.7%

Same-Store Properties	$163.8	$144.8	$19.0	13.1%
1999 Acquisitions	50.0	43.0	7.0	16.3
2000 Dispositions	2.0	10.7	(8.7)	(81.3)
Total	$215.8	$198.5	$17.3	8.7%

The increase in rental revenues was primarily due to an overall increase in occupancy at the Properties from 98% in 1999 to 99% in 2000.  In addition, annualized rents from replacement rents on previously occupied space at Same-Store Properties and portfolio wide were 49% and 41% higher than previous fully escalated rents, respectively.

The increase in escalation and reimbursement revenue was primarily due to the recovery of higher utility costs ($2.6 million).

The increase in signage revenue was primarily attributable to 1466 Broadway ($0.4 million).

Investment and Other Income			$ Change	% Change
	2000	1999
	(in millions)
Equity in net income of unconsolidated joint ventures	$3.1	$0.4	$2.7	675.0%
Investment income	13.3	5.3	8.0	150.9
Other	1.1	2.3	(1.2)	(52.2)
Total	$17.5	$8.0	$9.5	118.8%

The increase in equity in net income of unconsolidated joint ventures is due to the Company having had two joint venture investments in 1999 comprising one million square feet compared to four joint venture investments in 2000 comprising two million square feet.  In addition, the Company had a larger average equity interest in the joint ventures compared to the prior year.  Occupancy at the joint ventures increased from 94% in 1999 to 98% in 2000.  Annualized rent and annualized net effective rent per leased square foot increased 17% and 18%, respectively, over 1999 rates.  The Company estimated that the difference between existing in-place fully escalated rents and current market rents was approximately 71.6%.

The increase in investment income primarily represented interest income from 2 Grand Central Tower ($8.4 million).  The balance of the change in investment income was due to investments in 1370 Avenue of the Americas ($1.7 million, which included $0.7 million interest prepayment in connection with its early redemption), 17-29 West 44th Street ($0.7 million) and interest from excess cash on hand ($1.0 million).  This was partially offset by a decrease in investment income ($3.0 million) due to loans on 636 11th Avenue, 521 Fifth Avenue and 17 Battery Place being repaid in 1999.

Property Operating Expenses			$ Change	% Change
	2000	1999
	(in millions)
Operating expenses (excluding electric)	$37.9	$35.5	$2.4	6.8%
Electric costs	16.7	13.9	2.8	20.1
Real estate taxes	28.9	29.2	(0.3)	(1.0)
Ground rent	12.7	12.8	(0.1)	(0.8)
Total	$96.2	$91.4	$4.8	5.3%

Same-Store Properties	$71.1	$66.2	$4.9	7.4%
1999 Acquisitions	23.1	20.1	3.0	14.9
2000 Dispositions	2.0	5.1	(3.1)	(60.8)
Total	$96.2	$91.4	$4.8	5.3%

The increase in operating expenses, excluding electric, was primarily due to higher fuel costs ($0.6 million), higher cleaning costs ($0.9 million) and repairs and maintenance ($0.9 million).

The decrease in real estate taxes attributable to the 2000 Dispositions ($1.0 million) was partially offset by an increase in real estate taxes of $0.7 million due to the 1999 Acquisitions.  Overall, real estate taxes increased due to increases in property assessments which were partially offset by a reduction in tax rates over the prior year.

Other Expenses			$ Change	% Change
	2000	1999
	(in millions)
Interest expense	$40.4	$28.6	$11.8	41.3%
Depreciation and amortization expense	32.5	27.3	5.2	19.1
Marketing, general and administrative expense	11.6	10.9	0.7	6.4
Total	$84.5	$66.8	$17.7	26.5%

Interest expense increased due to increased borrowings in 2000 compared to 1999.  In addition, the weighted average interest rate at December 31, 2000 was 8.2% compared to 8.0% at December 31, 1999.

Depreciation and amortization increased primarily due to depreciation on the 1999 Acquisitions ($1.3 million) and capital expenditures and tenant improvements incurred on the Same-Store Properties ($3.7 million).  This was partially offset by the Dispositions ($1.1 million).

Marketing, general and administrative expense decreased as a percentage of total revenues, representing approximately 5.0% and 5.3% of total revenues for 2000 and 1999, respectively.

Liquidity and Capital Resources

Cash Flows

2001 Compared to 2000

Net cash provided by operating activities increased $26.8 million to $80.6 million for the year ended December 31, 2001, compared to $53.8 million for the year ended December 31, 2000.  Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, but was reduced by the decrease in operating cash flow from the Dispositions.

Net cash used in investing activities increased $381.3 million to $420.0 million for the year ended December 31, 2001 compared to $38.7 million for the year ended December 31, 2000.  The increase was due primarily to the higher dollar volume of acquisitions and capital improvements in 2001 ($390.0 million and $29.9 million, respectively) as compared to 2000 ($16.6 million and $38.9 million, respectively).  This relates primarily to the acquisitions of One Park Avenue and 1370 Broadway in January 2001 and 317 Madison Avenue in June 2001.  The balance in 2000 also included approximately $22.2 million in acquisition deposits.  In 2001 approximately $50.2 million was funded out of restricted cash set aside from the sale of 17 Battery Place South.  The net investment in unconsolidated joint ventures decreased $24.4 million due to the purchase of a 49.9% interest in 100 Park Avenue and a 49.9% interest in 180 Madison Avenue in 2000 compared to the purchase of a 35% interest in 469 Seventh Avenue and a 49.9% interest in 1250 Broadway in 2001.  In addition, 90 Broad Street was sold in December 2000 and a 45% interest in 1250 Broadway was sold in November 2001.  Refinancing proceeds from 1250 Broadway were also distributed.  Net proceeds from dispositions increased $26.0 million due to the sales of 633 Third Avenue, One Park Avenue, 1412 Broadway and a condominium interest in 110 East 42nd Street totaling $95.1 million in 2001 compared to the dispositions of 29 West 35th Street, 36 West 44th Street, 321 West 44th Street, 17 Battery South and our interest in 1370 Avenue of the Americas totaling $121.1 million in 2000.  The Company also had approximately $106.1 million in net new structured finance originations.

Net cash provided by financing activities increased $367.8 million to $341.9 million for the year ended December 31, 2001 compared to $(25.9) million for the year ended December 31, 2000.  The increase was primarily due to net proceeds from the common stock offering ($148.4 million) as well as higher borrowing requirements due to the higher volume of acquisitions funded with mortgage debt and draws under the line of credit ($336.2 million), which was partially offset by higher debt repayments ($115.2 million).

2000 Compared to 1999

Net cash provided by operating activities increased $5.8 million to $53.8 million for the year ended December 31, 2000 compared to $48.0 million for the year ended December 31, 1999.  The increase was due primarily to operating cash flow generated by the Same-Store Properties and the 1999 Acquisitions which was partially offset by the decrease in operating cash flow from the 2000 Dispositions.

Net cash used in investing activities decreased $190.0 million to $38.7 million for the year ended December 31, 2000 compared to $228.7 million for the year ended December 31, 1999.  The decrease was primarily due to fewer acquisitions of wholly-owned properties and lower levels of capital improvements in 2000 ($16.6 million and $38.9 million, respectively) as compared to 1999 ($133.5 million and $45.2 million, respectively).  In addition, the Company had a $50.2 million acquisition deposit held in an escrow account for a transaction which closed in January 2001.  The net increase in investment in unconsolidated joint ventures ($32.6 million) and mortgage loans ($34.2 million) was partially offset by the proceeds from the dispositions of 29 West 35th Street, 36 West 44th Street, 321 West 44th Street, 17 Battery Place South and our interest in 1370 Avenue of the Americas, totaling $121.1 million and distributions from the joint ventures ($25.6 million).

Net cash provided by financing activities decreased $221.9 million to $(25.9) million for the year ended December 31, 2000 compared to $196.0 million for the year ended December 31, 1999.  The decrease was primarily due to lower borrowing requirements ($64.3 million) due to fewer acquisitions, and higher debt repayments ($160.0 million).

Capitalization

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock under its shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down the 2000 Unsecured Credit Facility.  After this offering, the Company still has an effective shelf registration with the SEC for an aggregate amount of $251 million in common and preferred stock of the Company.

Rights Plan

On February 16, 2000, the Board of Directors of the Company authorized a distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock under a shareholder rights plan.  This distribution was made to all holders of record of the common stock on March 31, 2000.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share (“Preferred Shares”), at a price of $60.00 per one one-hundredth of a Preferred Share (“Purchase Price”), subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock.  The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding stock (“Acquiring Person”).  In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

Dividend Reinvestment and Stock Purchase Plan

The Company filed a registration statement with the SEC for the Company’s dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  The Company registered 3,000,000 shares of common stock under the DRIP.

During the year ended December 31, 2001, no shares were issued and no proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Indebtedness

At December 31, 2001, borrowings under the mortgage loans and credit facilities (excluding our share of joint venture debt of $225.3 million) represented 31.4% of the Company’s market capitalization of $1.84 billion (based on a common stock price of $30.71 per share, the closing price of the Company’s common stock on the New York Stock Exchange on December 31, 2001).  Market capitalization includes debt, common and preferred stock and conversion of all operating partnership units.

The tables below summarize the Company’s mortgage debt and lines of credit indebtedness outstanding at December 31, 2001 and 2000, respectively (in thousands).

	December 31,
	2001	2000
Debt Summary:
Balance
Fixed rate	$253,792	$317,786
Variable rate – hedged	133,930	69,606
Total fixed rate	387,722	387,392
Variable rate	60,000	49,950
Variable rate-supporting variable rate assets	57,109	23,374
Total variable rate	117,109	73,324
Total	$504,831	$460,716

Percent of Total Debt:
Total fixed rate	76.80%	84.08%
Variable rate	23.20%	15.92%
Total	100.00%	100.00%

Effective Interest Rate at End of Period
Fixed rate	8.23%	8.22%
Variable rate	3.49%	8.20%
Effective interest rate	7.13%	8.21%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.87% at December 31, 2001).  The Company’s total debt at December 31, 2001 had a weighted average term to maturity of approximately 4.46 years.

As of December 31, 2001, the Company had two variable rate structured finance investments collateralizing the secured credit facility.  These structured finance investments, totaling $70.0 million, mitigate the Company’s exposure to interest rate changes on its unhedged variable rate debt.

Market Rate Risk

The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements.  The Company uses interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company’s annual interest cost by approximately $1.5 million annually.

The Company recognizes all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Approximately $387.7 million of the Company’s long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on the variable rate debt as of December 31, 2001 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

Mortgage Financing

As of December 31, 2001, the Company’s total mortgage debt (excluding the Company’s share of joint venture debt of approximately $225.3 million) consisted of approximately $387.7 million of fixed rate debt with an effective interest rate of approximately 8.23% and no unhedged variable rate debt.  The Company’s mortgage debt at December 31, 2001, encumbering 10 Properties, will mature as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Total
2002	$6,916	$—	$6,916
2003	7,772	2,002	9,774
2004	3,863	140,300	144,163
2005	3,366	47,247	50,613
2006	3,270	—	3,270
Thereafter	21,065	151,921	172,986

Total	$46,252	$341,470	$387,722

The $26.9 million mortgage encumbering the properties located at 286, 290 and 292 Madison Avenue was previously extended for one year to May 31, 2001.  This extension was done in order to match the term of this financing and availability to add these properties to the unencumbered asset pool which collateralizes the Company’s 2000 Unsecured Credit Facility (see below).  On January 16, 2001, the Company repaid the mortgage encumbering 290 Madison Avenue.  The remaining balance on this note was repaid on February 21, 2001 with proceeds from the 2000 Unsecured Credit Facility. In February 2001, the bank group approved the addition of 286 and 292 Madison Avenue to the unencumbered asset pool.

Revolving Credit Facilities

2000 Unsecured Credit Facility

On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250.0 million (the “2000 Unsecured Credit Facility”) from a group of 9 lender banks.  In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300.0 million.  The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points.  The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.  At December 31, 2001, $60.0 million was outstanding and carried an effective interest rate of 3.38%.  Availability under the 2000 Unsecured Credit Facility at December 31, 2001 was further reduced by the issuance of letters of credit in the amount of $5.0 million for acquisition deposits.  On February 4, 2002, $206.0 million was available under this facility.

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

2001 Secured Credit Facility

On December 20, 2001, the Company repaid in full and retired its $60 million secured credit facility in connection with the Company obtaining a $75.0 million secured credit facility (the “2001 Secured Credit Facility”).  The 2001 Secured Credit Facility, which is secured by various structured finance investments, has a term of two years with a one year extension option.  It bears interest at the rate of 150 basis points over LIBOR.  At December 31, 2001, $34.9 million was outstanding and carried a weighted average interest rate of 3.42%.  On February 4, 2002, $40.1 million was available under this facility.  The 2001 Secured Credit Facility includes certain restrictions and covenants which are similar to those under the 2000 Unsecured Credit Facility.

Capital Expenditures

The Company estimates that for the year ending December 31, 2002, it will incur approximately $30 million of capital expenditures (including tenant improvements) on properties currently owned.  Of that total, over $15.5 million of the capital investments are dedicated to redevelopment costs, including New York City local law 11, associated with properties acquired after the Company’s IPO.  The Company expects to fund these capital expenditures with operating cash flow, borrowings under the credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs.  The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient resources to satisfy its capital needs during the next 12 month period.  Thereafter, the Company expects that its capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

The Company expects to pay dividends to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must pay annual dividends to its stockholders of at least 90% (95% prior to January 1, 2001) of its REIT taxable income, determined before considering the dividends paid deduction and by excluding net capital gains.  Moreover, the Company intends to continue to pay regular quarterly dividends to its stockholders which, based upon current policy, in the aggregate would equal approximately $53.1 million on an annualized basis.  However, any such dividend, whether for Federal income tax purposes or otherwise, would only be paid out of available cash to the extent permitted under the 2000 Unsecured Credit Facility and the 2001 Secured Credit Facility after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

Funds from Operations

The revised White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  The Company believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs.  The Company computes FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make cash distributions.

Funds from Operations for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Income before minority interest, extraordinary item, gain on sales, preferred stock dividends and cumulative effect adjustment	$63,607	$53,152	$48,966
Add:
Depreciation and amortization	38,336	32,511	27,260
FFO adjustment for unconsolidated joint ventures	6,575	3,258	433
Less:
Dividends on preferred shares	(9,200)	(9,200)	(9,200)
Minority interest in the BMW Building	—	—	(1,765)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(4,474)	(4,102)	(3,049)
Funds From Operations - basic	94,844	75,619	62,645
Dividends on preferred shares	9,200	9,200	9,200
Funds from operations - diluted	$104,044	$84,819	$71,845
Cash flows provided by operating activities	$80,588	$53,806	$48,013
Cash flows used in investing activities	$(420,061)	$(38,699)	$(228,678)
Cash flows provided by (used in) financing activities	$341,873	$(25,875)	$195,990

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations.  In addition, many of the leases provide for fixed base rent increases.  The Company believes that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Critical Accounting Policies

The Company believes that the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and structured finance investments may be impaired.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the asset.  Management does not believe that the value of any of its rental properties or structured finance investments is impaired at December 31, 2001.

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. The Company establishes, on a current basis, an allowance for future potential tenant credit losses which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees are also recognized over the term of the loan as an adjustment to yield.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142.  The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The new standard becomes effective for the Company for the year ending December 31, 2002.  The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Rate Risk” for additional information regarding the Company’s exposure to interest rate fluctuations.

The following table presents principal cash flows based upon maturity dates of the debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates (in thousands).

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Yield
2002	$6,916	7.36%	$22,178	3.60%	$32,522	14.5%
2003	9,774	7.77%	94,931	3.39%	40,038	18.5%
2004	144,163	7.68%	—	—	54,606	12.9%
2005	50,613	8.24%	—	—	—	—
2006	3,270	8.24%	—	—	61,472	12.3%
Thereafter	172,986	8.33%	—	—	—	—
Total	$387,722	8.23%	$117,109	3.49%	$188,638	14.3%
Fair Value	$405,395		$117,109		$188,638

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule

SL GREEN REALTY CORP.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of

SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the Index as Item 14(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the financial statements, in 2001 the Company changed its method of accounting for derivative instruments.

/s/ Ernst & Young LLP
New York, New York
February 4, 2002

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2001	2000
Assets
Commercial real estate properties, at cost:
Land and land interests	$138,337	$125,572
Buildings and improvements	689,094	618,637
Building leasehold	144,736	139,393
Property under capital lease	12,208	12,208
	984,375	895,810
Less accumulated depreciation	(100,776)	(78,432)
	883,599	817,378
Properties held for sale	—	10,895
Cash and cash equivalents	13,193	10,793
Restricted cash	38,424	86,823
Tenant and other receivables, net of allowance of $3,629 and $1,723 in 2001 and 2000, respectively	8,793	7,580
Related party receivables	3,498	917
Deferred rents receivable, net of allowance of $5,264 and $4,860 in 2001and 2000, respectively	51,855	45,816
Investment in and advances to affiliates	8,211	6,373
Structured finance investments, net of $593 and $3,321 discount in 2001 and 2000, respectively	188,638	51,293
Investments in unconsolidated joint ventures	123,469	65,031
Deferred costs, net	34,901	40,113
Other assets	16,996	18,142
Total assets	$1,371,577	$1,161,154

Liabilities and Stockholders’ Equity

Mortgage notes payable	$409,900	$414,342
Revolving credit	94,931	46,374
Derivative instruments at fair value	3,205	—
Accrued interest payable	1,875	2,349
Accounts payable and accrued expenses	22,819	24,818
Deferred compensation awards	1,838	2,833
Deferred revenue	1,381	1,112
Capitalized lease obligations	15,574	15,303
Deferred land lease payable	14,086	13,158
Dividend and distributions payable	16,570	12,678
Security deposits	18,829	19,014
Total liabilities	601,008	551,981

Commitments and Contingencies
Minority interest in Operating Partnership	46,430	43,326

8% Preferred Income Equity Redeemable Shares(SM) $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at December 31, 2001 and 2000	111,231	110,774

Stockholders’ Equity

Common stock, $0.01 par value 100,000 shares authorized, 29,978 and 24,516 issued and outstanding at December 31, 2001 and 2000, respectively	300	246
Additional paid — in-capital.	583,350	428,698
Deferred compensation plans	(7,515)	(5,037)
Accumulated other comprehensive loss	(2,911)	—
Retained earnings	39,684	31,166
Total stockholders’ equity	612,908	455,073
Total liabilities and stockholders’ equity	$1,371,577	$1,161,154

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Income

(Amounts in thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Revenues
Rental revenue	$204,662	$189,048	$174,939
Escalation and reimbursement revenues	31,339	24,732	21,902
Signage rcnt	1,522	2,137	1,660
Investment income	14,808	10,692	3,681
Preferred equity income	2,561	2,579	1,585
Other income	2,793	1,135	2,250
Total revenues	257,685	230,323	206,017
Expenses
Operating expenses including $5,805 (2001), $4,644(2000) and $4,707 (1999) to affiliates	58,141	54,644	49,414
Real estate taxes	30,963	28,850	29,198
Ground rent	12,579	12,660	12,754
Interest	46,238	40,431	28,610
Depreciation and amortization	38,336	32,511	27,260
Marketing, general and administrative	15,374	11,561	10,922
Total expenses	201,631	180,657	158,158
Income before equity in net income from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest, extraordinary items and cumulative adjustment	56,054	49,666	47,859
Equity in net (loss) income from affiliates	(1,054)	378	730
Equity in net income of unconsolidated joint ventures	8,607	3,108	377
Net operating income	63,607	53,152	48,966
Equity in net gain on sale of joint venture property	—	6,025	—
Gain on sale of rental properties/preferred investment, net of transaction and deferred compensation costs	4,956	35,391	—
Minority interest:
Operating partnership	(4,600)	(7,430)	(3,356)
Partially owned properties	—	—	(1,765)
Income before extraordinary items and cumulative effect adjustment	63,963	87,138	43,845
Extraordinary items, net of minority interest of $34, $81 and $90 in 2001, 2000, and 1999, respectively	(430)	(921)	(989)
Cumulative effect of change in accounting principle	(532)	—	—
Net income	63,001	86,217	42,856
Preferred stock dividends	(9,200)	(9,200)	(9,200)
Preferred stock accretion	(458)	(426)	(398)
Net Income available tocomrnon share holders	$53,343	$76,591	$33,528
Basic earnings per share:
Net income before gain on sale and extraordinary items	$1.83	$1.48	$1.41
Gain on sale	0.18	1.70	—
Extraordinary items	(0.01)	(0.04)	(0.04)
Cumulative effect of chance in accounting principle	(0.02)	—	—
Net income	$1.98	$3.14	$1.37
Diluted earnings per share:
Net income before gain on sale and extraordinary items	$1.81	$1.66	$1.41
Gain on sale	0.16	1.30	—
Extraordinary items	(0.01)	(0.03)	(0.04)
Cumulative effect of change in accounting principle	(0.02)	—	—
Net income	$1.94	$2.93	$1.37

Basic weighted average common shares outstanding	26,993	24,373	24,192
Diluted weighted average common shares and common share	29,808	31,818	26,680

The accompanying notes are ail integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except per share data)

				Deferred Compensation Plans
	Common Stock		Additional Paid- In-Capital
	Shares	Par Value
Balance at December 31, 1998	23,952	$240	$416,939	$(3,266)
Net income
Preferred dividend & accretion requirement
Deferred compensation plan & stock award	232	2	5,019	(4,771)
Amortization of deferred compensation plan				1,427
Cash distributions declared ($1.41 per common share of which $0.10 represented a return of capital for federal income tax purposes)
Amortization of officers’ loans
Balance at December 31, 1999	24,184	242	421,958	(6,610)
Net income
Preferred dividend & accretion requirement
Deferred compensation plan & stock award	5		253	6
Amortization of deferred compensation plan				1,567
Redemption of units	121	1	2,128
Proceeds from options exercised	206	3	4,359
Cash distributions declared ($1.475 per common share of which none represented a return of capital for federal income tax purposes)
Amortization of officers’ loans
Balance at December 31, 2000	24,516	246	428,698	(5,037)
Cumulative effect of accounting change
Comprehensive Income:
Net income
Net unrealized loss on derivative instruments
Preferred dividend & accretion requirement
Net proceeds from common stock offering and revaluation of minority interest ($2,927)	5,000	50	144,558
Redemption of units	36		689
Deferred compensation plan & stock award	166	1	4,122	(4,105)
Amortization of deferred compensation plan				1,627
Proceeds from stock options exercised	260	3	5,283
Cash distributions declared ($1.605 per common share of which none represented a return of capital for federal income tax purposes)
Balance at December 31, 2001	29,978	$300	$583,350	$(7,515)

	Officers’ Loans	Accumulated Other Comprehensive Loss	Retained Earnings/(Distributions in Excess of Earnings)	Total	Comprehensive Income
Balance at December 31, 1998	$(528)		$(8,559)	$404,826
Net income			42,856	42,856
Preferred dividend & accretion requirement			(9,598)	(9,598)
Deferred compensation plan & stock award				250
Amortization of deferred compensation plan			—	1,427
Cash distributions declared ($1.41 per common share of which $0.10 represented a return of capital for federal income tax purposes)			(34,121)	(34,121)
Amortization of officers’ loans	464			464
Balance at December 31, 1999	(64)		(9,422)	406,104
Net income			86,217	86,217
Preferred dividend & accretion requirement			(9,629)	(9,626)
Deferred compensation plan & stock award			—	259
Amortization of deferred compensation plan			—	1,567
Redemption of units			—	2,129
Proceeds from options exercised			—	4,362
Cash distributions declared ($1.475 per common share of which none represented a return of capital for federal income tax purposes)			(36,003)	(36,003)
Amortization of officers’ loans	64		—	64
Balance at December 31, 2000	—		31,166	455,073
Cumulative effect of accounting change		$(811)		(811)
Comprehensive Income:
Net income			63,001	63,001	$63,001
Net unrealized loss on derivative instruments		(2,100)		(2,100)	(2,100)
Preferred dividend & accretion requirement			(9,657)	(9,657)	—
Net proceeds from common stock offering and revaluation of minority interest ($2,927)				144,608
Redemption of units				689
Deferred compensation plan & stock award				18
Amortization of deferred compensation plan				1,627
Proceeds from stock options exercised				5,286
Cash distributions declared ($1.605 per common share of which none represented a return of capital for federal income tax purposes)			(44,826)	(44,826)
Balance at December 31, 2001	$—	$(2,911)	$39,684	$612,908	$60,901

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands, except per share data)

	SL Green Realty Corp.
	Years ended December 31,
	2001	2000	1999
Operating Activities
Net income	$63,001	$86,217	$42,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,336	32,511	27,260
Amortization of discount on structured finance investments	2,728	(3,524)	—
Cumulative effect of change in accounting principle	532	—	—
Gain on sale of rental properties/preferred investment	(4,956)	(41,416)	—
Extraordinary item, net of minority interest	430	921	989
Equity in net loss (income) from affiliates	1,054	(378)	(730)
Equity in net income from unconsolidated joint ventures	(8,607)	(3,108)	(377)
Minority interest	4,600	7,430	5,121
Deferred rents receivable	(10,329)	(13,741)	(20,363)
Allowance for deferred rents and bad debts	1,906	1,976	3,883
Amortization for officer loans and deferred compensation	1,627	1,632	1,891
Changes in operating assets and liabilities:
Restricted cash – operations	4,593	(2,500)	(9,229)
Tenant and other receivables	(3,119)	(2,764)	(2,391)
Related party receivables	(2,658)	(454)	(204)
Deferred lease costs	(4,702)	(9,273)	(14,578)
Other assets	(1,362)	(3,250)	1,393
Accounts payable, accrued expenses and other liabilities	(3,683)	1,174	10,523
Deferred revenue	269	806	306
Deferred land lease payable	928	1,547	1,663
Net cash provided by operating activities	80,588	53,806	48,013

Investing Activities

Additions to land, buildings and improvements	(417,786)	(55,475)	(223,240)
Restricted cash — capital improvements/acquisitions	43,806	(50,155)	—
Investment in and advances to affiliates	(2,892)	(1,017)	6,446
Investments in unconsolidated joint ventures	(27,832)	(50,918)	(18,285)
Distributions from unconsolidated joint ventures	26,909	25,550	—
Net proceeds from disposition of rental property	95,079	121,085	—
Structured finance investments	(137,345)	(27,769)	6,401
Net cash used in investing activities	(420,061)	(38,699)	(228,678)

Financing Activities

Proceeds from mortgage notes payable	237,178	139,917	339,775
Repayments of mortgage notes payable	(39,678)	(78,268)	(62,144)
Proceeds from revolving credit facilities	512,984	274,046	138,500
Repayments of revolving credit facilities	(464,427)	(310,672)	(166,800)
Proceeds from stock options exercised	5,286	4,361	—
Net proceeds from sale of common stock	148,373	—	—
Capitalized lease obligation	271	286	276
Dividends and distributions paid	(53,062)	(47,942)	(46,389)
Deferred loan costs	(5,052)	(7,603)	(7,228)
Net cash provided by (used in) financing activities	341,873	(25,875)	195,990
Net increase (decrease) in cash and cash equivalents	2,400	(10,768)	15,325
Cash and cash equivalents at beginning of period	10,793	21,561	6,236
Cash and cash equivalents at end of period	$13,193	$10,793	$21,561
Supplemental cash flow disclosures
Interest paid	$46,712	$40,732	$26,454
Supplemental disclosure of non-cash investing and financing activities
Assets acquired			$7,714
Liabilities assumed			$4,861
Issuance of common stock as deferred compensation	$4,123	$253	$5,019
Contribution of property to joint venture	$233,900	$9,133	$25,579
Mortgage notes payable assumed by joint venture			$45,000
Mortgage notes payable assigned to joint venture	$150,000		$20,800
Derivative instruments at fair value	$3,205

In December 2001, 2000, and 1999 the Company declared distributions per share of $0.4425, $0.3875 and $0.3625, respectively.  These distributions were paid in January 2002, 2001, and 2000, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2001

(Dollars in thousands, except per share data)

1. Organization and Basis of Presentation

SL Green Realty Corp. (the “Company” or “SL Green”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the “Service Corporation”).  The Company qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of December 31, 2001, minority investors held, in the aggregate, a 7.0% limited partnership interest in the Operating Partnership.

As of December 31, 2001, the Company’s wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties (encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of December 31, 2001, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 97.4%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet which were 98.4% occupied as of December 31, 2001.  The Company also owned one triple-net leased property located in Shelton, Connecticut.  In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership (the “Operating Partnership Agreement”), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership units (“Units”) for cash, or if the Company so elects, shares of common stock.  Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Property under capital lease	49 years (lease term)
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

Depreciation expense (including amortization of the capital lease asset) amounted to $29,765, $25,547 and $22,672 for the years ended December 31, 2001, 2000 and 1999, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of its rental properties is impaired.

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

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of tenants as well as capital improvement escrows.  In 2000, this account also included sales proceeds held by a qualified intermediary pursuant to a like-kind tax deferred exchange transaction.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the Properties.  A portion of their compensation, approximating $1,663, $2,071, and $1,572 for the years ended December 31, 2001, 2000 and 1999, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. The Company establishes, on a current basis, an allowance for future potential tenant credit losses which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees are also recognized over the term of the loan as an adjustment to yield.

Rent Expense

Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheet.

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code.  As a REIT, the Company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% (95% prior to January 1, 2001) of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes.  Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated).  A TRS is subject to corporate Federal income tax.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.

Stock - Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”).  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the Company’s stock option plans.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

Extraordinary Item

Extraordinary item represents the effect resulting from the early settlement of certain debt obligations, including related deferred financing costs, prepayment penalties, yield maintenance payments and other related items.

Derivative Financial Instruments

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.

In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

The Company uses a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include options, interest rate swaps, caps, collars and floors.  The Company expressly prohibits the use of exotic derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and represented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps, and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by the corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments with high quality financial institutions.  All collateral securing the mortgage loans receivable is located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits.  Though these security deposits are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the properties are all located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant contributes more than 2.4% of the Company’s revenue.  Approximately 18% and 10% of the Company’s total revenue was derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 1999.  Approximately 21% of the Company’s total revenue was derived from 420 Lexington Avenue for the year ended December 31, 2000.  Approximately 19% and 9% of the Company’s total revenue was derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2001.  Three borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2001.  The Company currently has 76.2% of its workforce covered by three collective bargaining agreements which service all of the Company’s properties.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142 The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The new standard becomes effective for the Company for the year ending December 31, 2002.  The Company does not expect this pronouncement to have a material impact on the Company’s results of operations or financial position.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

2001 Acquisitions

On January 10, 2001, the Company acquired various ownership and mortgage interests in the 913,000 square foot, 20-story office building at One Park Avenue, Manhattan (“One Park”).  The Company acquired the fee interest in the property, which is subject to a ground lease position held by third-parties, and certain mortgage interests in the property for $233,900, excluding closing costs.  As part of the transaction, SL Green acquired an option to purchase the ground lease position.  The acquisition was financed with a $150,000 mortgage loan provided by Lehman Brothers Holdings Inc. (“LBHI”) and funds provided by the Company’s unsecured line of credit.  The LBHI interest-only mortgage, which matures on January 10, 2004, carries an interest rate of 150 basis points over the 30-day London Interbank Offered Rate (“LIBOR”).  On May 25, 2001, One Park Avenue was transferred to a joint venture (see Note 6).

On January 16, 2001, the Company purchased 1370 Broadway, Manhattan, a 16-story, 253,000 square foot office building for $50,400, excluding closing costs.  The Company redeployed the proceeds from the sale of 17 Battery Place South, through a like-kind tax deferred exchange, to fund this acquisition.

On June 7, 2001, the Company acquired 317 Madison Avenue, Manhattan (“317 Madison”) for an aggregate purchase price of $105,600, excluding closing costs.  The 22-story building contains approximately 450,000 square feet and is located at the Northeast corner of Madison Avenue and 42nd Street with direct access to Grand Central Station.  The acquisition was funded, in part, with proceeds from the sale of 1412 Broadway in a reverse 1031 tax-free exchange, thereby deferring taxable capital gain resulting from such sale.  The balance of the acquisition was funded using the Company’s unsecured line of credit.

2000 Acquisition

On June 20, 2000, the Company acquired a 64,195 square foot retail building located in the City of Shelton, Fairfield County, Connecticut for approximately $16,600.  The Company redeployed the proceeds from the sale of 29 West 35th Street, through a like-kind tax deferred exchange, to fund this acquisition.  The property is triple-net leased to Shaw’s Supermarkets, Inc. for 25 years.  The Shaw’s lease is guaranteed by J Sainsbury PLC, an investment grade corporation with a long-term issued credit rating of “A” by Standard & Poor’s and “A1” by Moody’s. The property is encumbered by a $14,900 mortgage.  The 25 year mortgage has a fixed annual interest rate of 8.32%.

1999 Acquisitions

During January 1999, the Company purchased a sub-leasehold interest in 420 Lexington Avenue for $27,300.  The sub-leasehold expires on December 30, 2008 with one 21-year renewal term expiring on December 30, 2029.

During January 1999, the Company acquired a 65% controlling interest in 555 West 57th Street (the “BMW Building”) for approximately $66,700 (including a 65% interest in the previously existing third-party mortgage debt totaling $45,000).  The 941,000 square foot property was approximately 100% leased as of the acquisition date.  On November 5, 1999 the Company acquired the remaining 35% interest in the BMW Building for $34,100.  Simultaneous with this closing, the Company obtained a new $70,000 first mortgage from The Bank of New York and repaid the $45,000 debt assumed (See Note 9).

During May 1999, the Company acquired four Manhattan properties located at 90 Broad Street (“90 Broad”), 286, 290 and 292 Madison Avenue (the “Madison Properties”) (collectively, with 90 Broad, the “Tower Properties”) for $84,500.  The properties total 675,000 square feet and were approximately 89% leased as of the acquisition date.  During July 1999, the Company contributed 90 Broad into a joint venture arrangement (see Note 6).

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2001 and 2000 as though the 2001 acquisitions of One Park Avenue (January 2001) and 317 Madison Avenue (May 2001) and the offering of 5,000,000 shares of common stock (July 2001) were completed on January 1, 2000.  There were no material acquisitions during 2000.

	2001	2000
Pro forma revenues	$264,481	$259,767
Pro forma net income	$52,861	$74,800
Pro forma basic earnings per common share	$1.77	$2.55
Pro forma diluted earnings per common share	$1.76	$2.49
Common shares–basic	29,815	29,373
Common shares and common share equivalents share-diluted	32,630	36,818

4.  Property Dispositions

During the year ended December 31, 2001, the Company disposed of the following office properties to unaffiliated parties, except for One Park which was sold to an affiliated joint venture.

Date Sold	Property	Sub-market	Rentable Square Feet	Gross Sales Price	Gain On Sale
1/9/01	633 Third Avenue	Grand Central	41,000	$13,250	$1,113
5/25/01	One Park Avenue	Grand Central	913,000	$233,900	—
6/29/01	1412 Broadway	Times Square	389,000	$91,500	$3,115
			1,343,000	$338,650	$4,228

In June 2001, Cipriani, a tenant at 110 East 42nd Street occupying 70,000 square feet, notified the Company that it was exercising the purchase option under its lease agreement.  The gross purchase price of the option to acquire the condominium interest was $14,500.  This transaction closed on July 23, 2001 and the Company realized a gain of $728.

During the year ended December 31, 2000, the Company disposed of the following office properties to unaffiliated parties, except for 321 West 44th Street which was sold to an unaffiliated joint venture.

Date Sold	Property	Sub-market	Rentable Square Feet	Gross Sales Price	Gain On Sale
2/11/00	29 West 35th Street	Garment	78,000	$11,700	$5,017
3/8/00	36 West 44th Street	Grand Central	178,000	$31,500	$9,208
5/4/00	321 West 44th Street	Times Square	203,000	$28,000	$4,797
11/13/00	90 Broad Street	Financial	339,000	$60,000	$6,025
12/20/00	17 Battery Place	Financial	392,000	$53,000	$10,745
			1,190,000	$184,200	$35,792

5.  Structured Finance Investments

During the years ended December 31, 2001 and 2000, the Company originated $214,352 and $67,768 in structured finance investments (net of discount), respectively.  There were also $77,007 and $36,475 in repayments and participations during those years, respectively.  At December 31, 2001 and 2000, all loans were performing in accordance with the terms of the loan agreements.

As of December 31, 2001 and 2000, the Company held the following structured finance investments:

			Principal Outstanding
Loan Type	Origination Date	Exposure PSF (10)	December 31, 2001	December 31, 2000	Maturity Date
First Mortgage (1)	March 2000	$—	$—	$48,584	September 2001
First Mortgage (2)	April 2000	186	4,799	2,709	April 2002
Mezzanine Loan (3)	March 2001	214	40,038	—	January 2003
Mezzanine Loan (4)(5)	May 2001	254	24,636	—	April 2004
Junior Participation (6)	July 2001	187	27,723	—	November 2002
Junior Participation (7)	October 2001	103	29,970	—	November 2004
			$127,166	$51,293
Preferred Equity (8)	June 2001	160	$7,972	$—	May 2006
Preferred Equity (9)	September 2001	222	53,500	—	September 2006
			$61,472	$—
Balance (11)		$172	$188,638	$51,293

(1)     The mortgage was acquired at a discount to the face amount of $3,250.  The discount and the exit fees of $3,440 were being amortized into investment income over the term of the loan.  This was a subordinate participation interest in an existing first mortgage loan currently held by Credit Suisse First Boston Mortgage Capital, LLC.  The loan had an initial maturity date of September 30, 2000, but was extended by the borrower pursuant to an extension option until September 30, 2001.  This loan, including $1,165 of unamortized discount, was repaid and the proceeds were used to pay down the revolving credit facilities.  The loan carried a weighted average interest rate of 793 basis points over the 30-day LIBOR.  On July 19, 2000, the Company acquired an additional $9,344 interest in an existing first mortgage loan collateralized by the property at a $1,000 discount.  The terms of this note were identical to those of the previous note.  On September 29, 2000, the Company sold its interest in this loan at par value.

(2)     The Company made a loan of $14,000 of which $4,000 was held back.  On September 27, 2000, the Company sold an $8,000 senior participation interest in this loan to Manufacturers and Traders Trust Company (MT) at par value.  Once the $4,000 holdback portion of the loan is fully drawn down, MT will purchase an additional $2,000 senior participation interest.  The initial term of the loan ended on April 16, 2001, but was extended for one-year.  The loan is prepayable subject to yield maintenance.  The variable rate loan had a yield of 13.5% at December 31, 2001.  The Company will receive a fee for servicing the loan.

(3)     This variable rate loan had a yield of 18.5% at December 31, 2001.

(4)     This loan may be extended at the borrower’s option for two 1-year periods, upon payment of an extension fee.  The origination fee of $940 is being amortized into income over the term of the loan.  On June 29, 2001, the Company increased this loan by $3,000 to $50,000.  The terms of the subordinate first mortgage bonds are substantially similar to the terms of the mezzanine loan.  This loan had a yield of 15.7% at December 31, 2001.  The $47,000 tranche is subject to a floor on the LIBOR rate of 5.25% and the $3,000 tranche is subject to a floor on the LIBOR rate of 4.5%.  See (5) below.

(5)     On July 20, 2001, the Company announced a mezzanine co-investment program with the Prudential Real Estate Investors (“PREI”).  The initial target for the investment program is approximately $250,000 and will be funded equally by the members on a deal-by-deal basis.  The Company will receive asset management fees as well as have the ability to receive incentive returns on certain investments.  The Company contributed a previously originated loan to the venture to satisfy its initial investment and received $25,000 from PREI representing their share of the investment.  As a result of this transaction, the Company recognized half of the unamortized origination fee as investment income.  See (4) above.

(6)     This variable rate loan had a yield of 15.3% at December 31, 2001.  In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment is $5,545.  This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR.

(7)     This variable rate loan had a yield of 14.8% at December 31, 2001.  The loan is subject to a floor rate of 3.4%.

(8)     This investment entitles the Company to receive a 10% yield preferentially on a current basis.  This investment is being amortized on a 25 year schedule.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(9)     This variable rate investment had a yield of 12.6% at December 31, 2001.

(10)   This represents the Company’s final dollar invested, on a per square foot basis, subject to financing that is senior to the Company’s position.

(11)   The weighted average yield was 12.72% at December 31, 2001, net of seller financing in (6)  above.

6.  Investment in Unconsolidated Joint Ventures

Morgan Stanley Joint Venture

During July 1999, the Company entered into a joint venture agreement with Morgan Stanley Real Estate Fund (“MSREF”) to own 90 Broad.  The property was contributed to MSSG I by the Company and the Company retained a 35% economic interest in the venture.  At the time of the contribution the property was valued at $34,600 which approximated the Company’s cost basis in the asset.  In addition, the venture assumed the existing $20,800 first mortgage that was collateralized by the property.  The Company provided management, leasing and construction services at the property on a fee basis.  During 2000 and 1999, the Company earned $226 and $62, respectively, for such services.  The venture agreement provided the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate was achieved.

On March 1, 2000, the $20,800 mortgage on 90 Broad was assigned to a new lender.  The new lender advanced an additional $11,200 to the joint venture.  The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which was to mature on March 1, 2002.  Interest only was payable on the loan at the rate of LIBOR plus 175 basis points.  On November 13, 2000, MSSG I sold 90 Broad for a gross sales price of $60,000 and repaid the loan.  The joint venture realized a gain of $16,446 on the sale.  The Company’s share of this gain was $6,025.

On December 1, 2000, the Company and MSREF, through its MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to having a 49.9 percent ownership interest in the property, SL Green acts as the operating partner for the venture, and is responsible for leasing and managing the property.  During 2001, the Company earned $205 for such services.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which matures on December 1, 2005, carries a fixed interest rate of 7.81%.  The mortgage is interest only until January 1, 2002, at which time principal payments begin.  The loan can be upsized to $34,000.

On January 31, 2001, the Company and MSREF, through its MSSG II joint venture, acquired 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs.  The property is a 253,000 square foot, 16-story office building.  In addition to having a 35% ownership interest in the property, SL Green acts as the operating partner for the venture, and is responsible for leasing and managing the property.  During 2001, the Company earned $146 for such services.  The acquisition was partially funded by a $36,000 mortgage from LBHI.  The loan, which matures on February 10, 2003, carries a fixed interest rate of 7.84%.

On May 4, 2000, the Company sold a 65% interest for cash in the property located at 321 West 44th Street to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which is estimated at $3,300.  The interest only mortgage matures on April 30, 2003 and has an interest rate based on LIBOR plus 250 basis points (4.64% at December 31, 2001).  The venture has substantially improved and repositioned the property.  In addition to retaining a 35% economic interest in the property, SL Green, acting as the operating partner for the venture, is responsible for redevelopment, construction, leasing and management of the property.  During 2001 and 2000, the Company earned $154 and $49, respectively for such services.  The venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.  In November 2000, this investment was transferred to MSSG III under the same terms and ownership as under MSSG I.

Carlyle Realty Joint Venture

During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93,000.  The property is 670,000 square feet and was 97% leased at acquisition.  The Company held a 49.9% interest in the venture and provided management, leasing and construction services at the property on a fee basis.  During 2001, 2000 and 1999, the Company earned $563, $624 and $371, respectively, for such services.  The acquisition was partially financed with a floating rate mortgage totaling $64,650 maturing in 3 years.  This facility had the ability to be increased to $69,650 as funding of capital requirements was needed.  The mortgage, which was syndicated into a $57,000 tranche and a $7,650 tranche, carried a weighted average interest rate of 300 basis points over 30-day LIBOR (9.82% at December 31, 2000). The venture agreement provided the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate was achieved.

On September 21, 2001, the Company acquired Carlyle’s interest in the venture for approximately $29,500, leaving Carlyle with a 0.2% interest and the Company with a 99.8% interest.  In the transaction, the property was valued at approximately $121,500.  In conjunction with the transaction, the Company repaid the existing mortgage of $69,650 and replaced it with an $85,000 first mortgage.  The new mortgage, which matures on October 21, 2004, carries a variable interest rate of 250 basis points over the 30-day LIBOR (6.53% at December 31, 2001).  The Company recorded a $332 extraordinary loss, net of the minority interest share of the loss ($25), for the early extinquishment of debt related to the write-off of unamortized financing costs associated with the $69,650 mortgage.  On November 1, 2001, a 45% interest in the property was sold to SITQ Immobilier (see below).  As a result of temporary control, due to the short holding period and the intention to sell the interest, the Company did not consolidate its investment in the joint venture at September 30, 2001.

SITQ Immobilier

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of SL Green’s interests in One Park with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec (“SITQ”).  Under the terms of the joint venture, SITQ purchased a 45% interest in SL Green’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  The $150,000 mortgage was assumed by the joint venture.  The Company provides management and leasing services for One Park.  During 2001, the Company earned $538 for such services.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the venture the sole option to purchase the ground lease position; accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway to SITQ based on the property’s valuation of approximately $121,500.  No gain was recorded as a result of this transaction.  The Company provides management and leasing services for 1250 Broadway.  During 2001, the Company earned $66 for such services.

Prudential Realty Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story property, located in Manhattan.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000 ($55,888 represents SL Green’s share of the debt).  On August 11, 2000 AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a 10 year term.  Interest only was payable through October 1, 2001.  The Company provides managing and leasing services for 100 Park.  During 2001 and 2000, the Company earned $538 and $479 for such services.

The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2001 and 2000, is as follows:

Assets	2001	2000
Commercial real estate property	$656,222	$360,347
Other assets	63,634	31,641
Total Assets	$719,856	$391,988

Liabilities and members’ equity	2001	2000
Mortgage payable	$444,784	$238,650
Other liabilities	19,564	15,043
Members’ equity	255,508	138,295
Total liabilities and members’ equity	$719,856	$391,988
Company’s net investment in unconsolidated joint ventures	$123,469	$65,031

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2001 is as follows:

	2001	2000	1999
Total revenues	$92,794	$60,429	$9,433
Operating expenses	23,287	17,460	3,069
Real estate taxes	14,691	9,881	1,522
Interest	25,073	18,733	2,606
Depreciation and amortization	13,678	7,869	1,356
Total expenses	76,729	53,943	8,553
Net income before gain on sale	$16,065	$6,486	$880
Company’s equity in earnings of unconsolidated joint ventures	$8,607	$3,108	$377

7.  Investment in and Advances to Affiliates

	2001	2000
Investment in and advances to Service Corporation, net	$3,781	$4,166
Investment in and advances to eEmerge, net	4,430	2,207
Investments in and advances to affiliates	$8,211	$6,373

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company are conducted through Management LLC which is 100% owned by the Operating Partnership.

eEmerge

On May 11, 2000, the Operating Partnership formed eEmerge, Inc., a Delaware corporation (“eEmerge”), in partnership with Fluid Ventures LLC (“Fluid”).  In March 2001, the Company bought out Fluid’s entire ownership interest in eEmerge.  eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to help businesses grow.

The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 90% of the total equity) of eEmerge.  Through dividends on its equity interest, the Operating Partnership receives approximately 100% of the cash flow from eEmerge operations.  All of the voting common stock (representing 10% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all the directors of eEmerge.  The Company accounts for its investment in eEmerge on the equity basis of accounting because although it has significant influence with respect to management and operations, it does not control the entity. The Company has funded approximately $2,855 to eEmerge as of December 31, 2001 out of a total commitment of $3,425.  In addition, the Company made a landlord contribution of $1,575 for the build-out of two floors at 440 Ninth Avenue.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

On June 8, 2000, eEmerge and EUREKA BROADBAND CORPORATION (“Eureka”) formed eEmerge.NYC LLC, a Delaware limited liability company (“ENYC”) whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.

8.  Deferred Costs

	2001	2000
Deferred costs consist of the following:
Deferred financing	$16,086	$19,277
Deferred leasing	40,856	37,413
	56,942	56,690
Less accumulated amortization	(22,041)	(16,577)
	$34,901	$40,113

9.  Mortgage Notes Payable

The mortgage notes payable collateralized by the respective properties and assignment of leases at

December 31, 2001 and 2000, respectively, are as follows:

Property	Mortgage Notes	2001	2000
50 West 23rd Street	First mortgage note with interest payable at 7.33%, due August 1, 2007	$21,000	$21,000
673 First Avenue	First mortgage note with interest payable at 9.0%, due December 13, 2003	8,977	11,992
470 Park Avenue South	First mortgage note with interest payable at 8.25%, due April 1, 2004	9,356	9,771
1414 Avenue of Americas, 633 Third Avenue and 70 West 36th Street	First mortgage note with interest payable at 7.9%, due May 1, 2009 (1) (2)	26,023	33,950
1412 Broadway	First mortgage note with interest payable at 7.62%, due May 1, 2006 (3)	—	52,000
711 Third Avenue	First mortgage note with interest payable at 8.13%, due September 10, 2005 (1)	48,824	49,172
875 Bridgeport Ave., Shelton, CT	First mortgage note with interest payable at 8.32%, due May 10, 2025	14,867	14,901
420 Lexington Avenue	First mortgage note with interest payable at 8.44%, due November 1, 2010 (1)	124,745	125,000
555 West 57th Street	First mortgage note with interest payable at LIBOR + 2.0%, due November 4, 2004 (4)	68,930	69,606
317 Madison Avenue	First mortgage note with interest payable at LIBOR + 1.8%, due August 20, 2004 (1)(5)	65,000	—
Total fixed rate debt		387,722	387,392
Madison Properties	First mortgage note with interest payable at LIBOR + 1.5%, due May 31, 2001 (6)	—	26,950
Total floating rate debt		—	26,950
Total mortgage notes payable (7)		$387,722	$414,342

(1)  Held in bankruptcy remote special purpose entity.

(2)  633 Third Avenue was sold in January 2001 and the $7,750 mortgage was assigned to the purchaser.

(3)  This property was sold in June 2001 and the mortgage was assigned to the purchaser.

(4)  The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at December 31, 2001 since LIBOR was 1.87% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.

(5)  Based on LIBOR rate of 1.87% at December 31, 2001.  The Company obtained the first mortgage on August 16, 2001.  The mortgage, has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.

(6)  This mortgage was repaid in full in February 2001.

(7)  Excludes $22,178 loan obtained to fund a structured finance transaction (See Note 5(3)).

At December 31, 2001, the net carrying value of the properties collateralizing the mortgage notes was $534,268.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities and total joint venture debt as of December 31, 2001 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Total	Joint Venture Debt
2002	$6,916	$22,178	—	$29,094	$1,563
2003	7,772	2,002	$94,931	104,705	38,524
2004	3,863	140,300	—	144,163	174,697
2005	3,366	47,247	—	50,613	33,687
2006	3,270	—	—	3,270	2,795
Thereafter	21,065	151,922	—	172,986	193,518
	$46,251	$363,649	$94,931	$504,831	$444,784

10.  Revolving Credit Facilities

2000 Unsecured Credit Facility

On June 27, 2000, the Company repaid in full and terminated the $140 Million Credit Facility (see below) and obtained a new senior unsecured revolving credit facility in the amount of $250,000 (the “2000 Unsecured Credit Facility”) from a group of 9 banks.  In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300,000.  The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points.  The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.  At December 31, 2001, $60,000 was outstanding and carried an effective interest rate of 3.38%.  Availability under the 2000 Unsecured Credit Facility at December 31, 2001 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.  On February 4, 2002, $206,000 was available under this facility.

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

$140 Million Credit Facility

The $140,000 unsecured credit facility was repaid in full and retired in June 2000 in connection with the Company obtaining the 2000 Unsecured Credit Facility, as described above.  At that time, the Company recorded a $430 extraordinary loss, net of the minority interest’s share of the loss ($38) for the early extinguishment of debt related to the write-off of unamortized financing costs associated with the $140 Million Credit Facility.

2001 Secured Credit Facility

On December 20, 2001, the Company repaid in full and retired the $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured credit facility (the “2001 Secured Credit Facility”).  The 2001 Secured Credit Facility has a term of two years with a one year extension option.  It bears interest at the rate of 150 basis points over LIBOR.  At December 31, 2001, $34,931 was outstanding and carried a weighted average interest rate of 3.42%.  On February 4, 2002, $40,069 was available under this facility.

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

Cash equivalents, accounts receivable, mortgage receivables, accounts payable, and revolving credit facilities amounts reasonably approximate their fair values based on discounted cash flow models.  Mortgage notes payable have a fair value of approximately $405,395, which exceeds the book value by $17,673.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2001.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 2002 to 2020. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2001 are as follows:

2002	$188,597
2003	178,620
2004	161,528
2005	145,592
2006	133,043
Thereafter	539,482
$1,346,862

13.  Related Party Transactions

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green which involve management, leasing, and construction fee revenues, rental income and maintenance and security expenses in the ordinary course of business. These transactions for the years ended December 31, include the following:

	2001	2000	1999
Management revenues	$212	$209	$171
Leasing commission revenues	—	—	107
Maintenance and security expense	5,805	4,644	4,707
Rental revenue	157	123	—

	2001	2000
Amounts due from related parties at December 31, consist of:
17 Battery Condominium Association	$143	$127
Morgan Stanley Real Estate Funds	378	464
Carlyle Group	—	12
SLG 100 Park LLC	347	121
One Park Realty Corp.	33	—
1250 Broadway Realty Corp.	906	—
Officers	1,484	77
Other	207	116
	$3,498	$917

An officer received a $1,000 loan from the Company secured by the pledge of his Company stock.  Recourse for repayment of this loan is limited to those shares.  The loan is forgivable upon the attainment of specific financial performance goals by December 31, 2006.

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $205,000 of aggregate first mortgage financing for 100 Park in 2000 and 1250 Broadway in 2001.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  The fees paid by the Company to Sonnenblick for such services was approximately $358 in 2000 and $319 in 2001.

14.  Stockholders’ Equity

The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of Excess Stock, at $.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $.01 per share.  On August 20, 1997, the Company issued 11,615,000 shares of its common stock (including the underwriters’ over-allotment option of 1,520,000 shares) through an initial public offering (the “Offering”).  Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to officer stock loans and 85,600 shares of restricted common stock to a financial advisor.  In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders’ shares.  As of December 31, 2001, no shares of Excess Stock were issued and outstanding.

On May 12, 1998 (the “May 1998 Offering”), the Company completed the sale of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the “PIERS”).  Gross proceeds from these equity offerings ($353,000 net of underwriter’s discount) were used principally to repay various bridge loans and acquire additional properties.  These offerings resulted in the reduction of continuing investor’s interest in the Operating Partnership from 16.2% to 9.2%.

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock.  The net proceeds from this offering ($148,387) were initially used to pay down the 2000 Unsecured Credit Facility.

As of December 31, 2001 and 2000, the minority interest unit holders owned 7.0% (2,271,404 Units) and 8.5% (2,307,515 Units) of the Operating Partnership, respectively.  At December 31, 2001, 2,271,404 shares of Common Stock were reserved for the conversion of Units.

Preferred Stock

The Company’s 8% PIERS are non-voting and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $24.475 per share.  The conversion of all PIERS would result in the issuance of 4,699,000 of the Company’s common stock which have been reserved for issuance.  The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative.  On or after July 15, 2003 the PIERS may be redeemed at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs are being accreted over the expected term of the PIERS using the interest method.

Rights Plan

On February 16, 2000, the Board of Directors of the Company authorized a distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock which was distributed to all holders of record of the common stock on March 31, 2000.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share (“Preferred Shares”), at a price of $60.00 per one one-hundredth of a Preferred Share (“Purchase Price”), subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock.  The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding stock (“Acquiring Person”).  In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

Dividend Reinvestment and Stock Purchase Plan

The Company filed a registration statement with the SEC for the Company’s dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001, and commenced on September 24, 2001.  The Company registered 3,000,000 shares of common stock under the DRIP.

During the year ended December 31, 2001, no shares were issued and no proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (the “Stock Option Plan”).  The Stock Option Plan was amended in December 1997, March 1998 and March 1999.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant.  At December 31, 2001, approximately 3,008,875 shares of common stock were reserved for issuance under the Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three equal annual installments commencing one year from the date of grant (with the exception of 10,000 options which had a vesting period of one year).

The Company applies APB No. 25 and related interpretations in accounting for its plan.  Statement of Financial Accounting Standards No. 123 (“SFAS 123”) was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company.  Adoption of SFAS 123 is optional, however, pro forma disclosure, as if the Company adopted the cost recognition requirements under SFAS 123, is presented below.  The Company did not record any compensation expense under APB 25.

A summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999 and changes during the years then ended are presented below:

	2001		2000		1999
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,371,820	$21.94	2,002,334	$20.84	1,798,000	$21.19
Granted	561,000	$29.28	633,000	$24.95	612,000	$20.59
Exercised	(260,090)	$20.33	(206,035)	$20.99	—	—
Lapsed or cancelled	(74,664)	$19.49	(57,479)	$19.97	(407,666)	$22.05
Balance at end of year	2,598,066	$23.76	2,371,820	$21.94	2,002,334	$20.84

Options exercisable at end of year	1,022,641	$21.85	726,847	$20.95	542,031	$21.03
Weighted average fair value of options granted during the year	$1,817		$2,405		$2,300

All options were granted within a price range of $17.75 to $29.53.  The remaining weighted average contractual life of the options was 8.04 years.  The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2001, 2000, and 1999.

	2001	2000	1999
Dividend yield	5.50%	5.50%	5.00%
Expected life of option	5 years	4 years	4 years
Risk-free interest rate	5.00%	5.00%	5.00%
Expected stock price volatility	17.81%	25.35%	28.76%

The compensation cost under SFAS 123 for the stock performance-based plan would have been $2,265, $2,455, and $1,600 in 2001, 2000, and 1999, respectively.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net income and net income per common share for 2001, 2000, and 1999 would approximate the pro forma amounts below:

	2001	2000	1999
Net income available to common shareholders	$51,078	$74,136	$31,705
Basic earnings per common share	$1.89	$3.04	$1.31
Diluted earnings per common share	$1.87	$2.85	$1.31

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

Numerator (Income)	2001	2000	1999
Basic Earnings:
Income available to common shareholders	$53,343	$76,591	$33,258
Effect of Dilutive Securities:
Redemption of Units to common shares	4,600	7,430	3,356
Preferred Stock (if converted to common stock)	—	9,200	—
Stock Options	—	—	—
Diluted Earnings:
Income available to common shareholders	$57,943	$93,221	$36,614

Denominator (Shares)	2001	2000	1999
Basic Earnings:
Income available to common shareholders	26,993	24,373	24,192
Effect of Dilutive Securities:
Redemption of Units to common shares	2,283	2,365	2,428
Preferred Stock (if converted to common stock)	—	4,699	—
Stock Options	532	381	60
Diluted Earnings:
Income available to common shareholders	29,808	31,818	26,680

The PIERS outstanding in 2001 and 1999 were not included in the 2001 and 1999 computations of earnings per share as they were anti-dilutive during those periods.

15.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $864, $825, and $644 during the years ended December 31, 2001, 2000 and 1999, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, the Company issued 150,000 shares in connection with an employment contract.  These shares vest annually at rates of 15% to 35% and were recorded at fair value.  At December 31, 2001, 67,500 of these shares had vested.  The Company recorded compensation expense of approximately $616 for the year ended December 31, 2001 and $534 for each of the years ended December 31, 2000 and 1999.

Effective January 1, 1999 the Company implemented a deferred compensation plan (the “Deferred Plan”) covering certain executives of the Company.  In connection with the Deferred Plan the Company issued 240,000 and 165,500 restricted shares in 1999 and 2001, respectively.  The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  As of December 31, 2001, 117,100 of these shares had vested and 61,400 had been retired.  The Company recorded compensation expense of approximately $1,011, $880 and $893 for the years ended December 31, 2001, 2000 and 1999, respectively.

Deferred Compensation Award

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management which was earned in connection with the realization of this investment gain ($5,624 net of the award).  This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet.  As of December 31, 2001, $995 had been paid against this compensation award.

401(K) Plan

During August 1997, the Company implemented a 401(K) Savings/Retirement Plan (the “401(K) Plan”) to cover eligible employees of the Company and any designated affiliate.  The 401(K) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  As of December 31, 1999, the Company had not made any contributions to the 401(K) Plan.  During 2000, the Company amended its 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  For the years ended December 31, 2001 and 2000, the Company made matching contributions of $116 and $54, respectively.

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which the Company manages, but does not own.  Personal injury claims have been filed against the Company and others by 12 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

The Company has entered into employment agreements with certain executives. Six executives have employment agreements which expire between August 2002 and January 2007.  The cash based compensation associated with these employment agreements totals approximately $1,925 for 2002.

During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue.  The operating sub-leasehold position requires annual ground lease payments totaling $6,000 and sub-leasehold position payments totaling $1,100 (excluding an operating sub-lease position purchased January 1999 — see Note 3).  The ground lease and sub-leasehold positions expire 2008.  The Company may extend the positions through 2029 at no additional cost.

The property located at 1140 Avenue of the Americas operates under a net ground lease ($348 annually) with a term expiration date of 2016 and with an option to renew for an additional 50 years.

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083.  Under the sub-lease, the Company is responsible for ground rent payments of $1,600 annually which increased to $3,100 in July 2001 and will continue for the next ten years.  The ground rent is reset after year ten based on the estimated fair market value of the property.

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

The Company continues to lease the 673 First Avenue property which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,306, and $3,035 at December 31, 2001 and 2000, respectively.  The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2001.

		Noncancellable Operating leases
December 31,	Capital leases
2002	$1,290	$11,982
2003	1,290	11,982
2004	1,290	11,982
2005	1,322	11,982
2006	1,416	11,982
Thereafter	57,593	308,259
Total minimum lease payments	64,201	$368,169
Less amount representing interest	(48,627)
Present value of net minimum lease payments	$15,574

17.  Technology Investments and Alliances

The Company owns equity interests in several companies that provide communication services or amenities to tenants.  The equity interests are in the form of preferred stock, and vested and unvested warrants to acquire common stock.  These investments are included in other assets on the consolidated balance sheets.  Below is a summary of these investments as of December 31, 2001:

Company	Ticker Symbol	Capital Investment	Shares Received (1)	Warrants Received (1)	Book Value (2)
Captivate Network (3)	Privately Held	$750	98.6	234	—
Internet Realty Partners (4)	Privately Held	1,500	—	—	$905

(1)   Preferred shares and warrants received may include amounts allocable to joint venture partners.  The Company may earn additional preferred shares or warrants based upon the achievement of certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(2)   The Company’s investments in privately-held entities were recorded at estimated fair values when the investments were made and are valued at the lower of cost or market.

(3)   In April 2001, Verticore merged with Captivate Networks.  The Company’s 241 shares were converted into 98.6 shares of the new company.  The Company is entitled to receive additional shares upon completion of the recapitalization of the new company.  The Company wrote off its entire investment in 2001.

(4)   Through December 31, 2001, the Company made a $1,500 limited partnership investment in Internet Realty Partners, L.P. (“IRP”).  IRP invests in privately-held and publicly traded real estate-related internet, technology and e-commerce companies.  The Company wrote down the value of this investment by $595 based on the estimated value of the underlying investments.

18.  Financial Instruments: Derivatives and Hedging

Financial Accounting Standards Board’s Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company recorded a cumulative effect adjustment upon the adoption of SFAS 133.  This cumulative effect adjustment, of which the intrinsic value of the hedge was recorded in other comprehensive income ($811) and the time value component was recorded in the statement of income ($532), was an unrealized loss of $1,343.  The transition amounts were determined based on the interpretive guidance issued by the FASB at that date.  The FASB continues to issue interpretive guidance that could require changes in the Company’s application of the standard and adjustments to the transition amounts.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2001.  The notional is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Maturity	Fair Value
Interest Rate Collar	$70,000	6.580%	11/2004	$(4,096)
Interest Rate Swap	$65,000	4.010	8/2005	$891

On December 31, 2001, the derivative instruments were reported as an obligation at their fair value of $3,205.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $2,911.  Currently, all derivative instruments are designated as hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $1,093 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

The Company is not currently hedging exposure to variability in future cash flows for forecasted transactions other than anticipated future interest payments on existing debt.

19.  Environmental Matters

Management of the Company believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.  Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

20.  Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning office properties in Manhattan and has two reportable segments, office real estate and structured finance investments.  The Company evaluates real estate performance and allocates resources based on net operating income.

The Company’s real estate portfolio is located in one geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).

At December 31, 2001 and 2000, of the total assets of $1,371,577 and $1,161,154, $1,182,939 and $1,109,861 represented real estate assets and $188,638 and $51,293 represented structured finance investments, respectively.

For the years ended December 31, 2001, 2000 and 1999, of the total revenues of $257,685, $230,323 and $206,017, $240,316, $217,052 and $200,751 represented total revenues from real estate assets and $17,369, $13,271 and $5,266 represented total revenues from structured finance investments.

For the years ended December 31, 2001, 2000 and 1999, of the total net operating income of $63,607, $53,152 and $48,966, $46,238, $39,881 and $43,700 represented net operating income from real estate assets and $17,369, $13,271 and $5,266 represents net operating income from structured finance investments, respectively.  The Company does not allocate marketing, general and administrative expenses or interest expense to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses and interest expense.  All other expenses relate solely to the real estate assets.

There were no transactions between the above two segments.

21.  Quarterly Financial Data (unaudited)

Quarterly data for the last two years is presented in the tables below:

2001 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$62,292	$61,924	$66,476	$66,994
Income net of minority interest and before gain on sale and extraordinary item	16,205	15,032	14,943	12,828
(Loss) gain on sale	(207)	647	3,002	1,514
Extraordinary item	—	(332)	—	(98)
Cumulative effect adjustment	—	—	—	(532)
Net income before preferred dividends	15,998	15,347	17,945	13,712
Preferred dividends and accretion	(2,414)	(2,414)	(2,415)	(2,414)
Income available to common shareholders	$13,584	$12,933	$15,530	$11,298
Net income per common share – Basic	$0.45	$0.45	$0.63	$0.46
– Diluted	$0.45	$0.44	$0.60	$0.45

2000 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$58,195	$60,874	$56,494	$54,759
Income net of minority interest and before gain on sale and extraordinary item	12,104	12,774	11,028	9,815
Gain on sale	16,770	5,624	4,797	14,225
Extraordinary item	(491)	—	(430)	—
Net income before preferred dividends	28,383	18,398	15,395	24,040
Preferred dividends and accretion	(2,407)	(2,407)	(2,407)	(2,407)
Income available to common shareholders	$25,976	$15,991	$12,988	$21,633
Net income per common share – Basic	$1.07	$0.65	$0.53	$0.89
– Diluted	$0.89	$0.58	$0.49	$0.76

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2001

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements
70 West 36th Street	$12,117	$1,517	$7,830	$13	$8,471
1414 Ave. of Amer.	13,905	2,948	6,936	60	2,927
673 First Ave.	8,977	—	43,618	—	2,592
470 Park Ave. So.	9,356	3,750	22,040	1	11,352
1372 Broadway	—	10,478	42,187	67	7,300
1140 Ave. of Amer.	—	—	21,304	—	4,618
50 W. 23rd Street	21,000	7,217	29,379	43	2,736
17 Battery Place	—	7,237	29,080	20	7,216
110 E. 42nd Street	—	3,680	14,842	26	3,442
1466 Broadway	—	11,643	53,608	—	11,975
420 Lexington Ave.	124,745	—	107,824	—	38,019
440 Ninth Ave.	—	6,326	25,402	—	8,877
711 Third Avenue	48,824	19,843	42,486	—	12,831
555 W. 57th Street	68,930	18,845	78,698	—	11,510
286 Madison Ave	—	2,474	10,332	—	1,732
290 Madison Ave.	—	1,576	6,616	—	587
292 Madison Ave.	—	5,949	24,141	—	3,030
875 Bridgeport Ave.
Shelton, CT	14,867	3,315	13,305	—	—
1370 Broadway	—	10,104	40,708	—	62
317 Madison Ave.	65,000	21,205	85,520	—	905

	$387,722	$138,107	$705,856	$230	$140,182

Column A	Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
70 West 36th Street	$1,530	$16,301	$17,831	$8,395		12/19/84	Various
1414 Ave. of Amer.	3,008	9,863	12,871	1,465		6/18/96	Various
673 First Ave.	—	46,210	46,210	15,277		8/20/97	Various
470 Park Ave. So.	3,751	33,392	37,143	12,151		8/20/97	Various
1372 Broadway	10,545	49,487	60,032	6,059		8/20/97	Various
1140 Ave. of Amer.	—	25,922	25,922	2,579		8/20/97	Various
50 W. 23rd Street	7,260	32,115	39,375	3,666		8/20/97	Various
17 Battery Place	7,257	36,296	43,553	3,933		12/19/97	Various
110 E. 42nd Street	3,706	18,284	21,990	3,304		9/15/97	Various
1466 Broadway	11,643	65,583	77,226	6,601		3/18/98	Various
420 Lexington Ave.	—	145,843	145,843	15,429		3/18/98	Various
440 Ninth Ave.	6,326	34,279	40,605	3,492		6/1/98	Various
711 Third Avenue	19,843	51,317	75,160	5,745		5/20/98	Various
555 W. 57th Street	18,845	90,208	109,053	6,970		1/1/99	Various
286 Madison Ave	2,474	12,064	14,538	782		5/24/99	Various
290 Madison Ave.	1,576	7,203	8,779	483		5/24/99	Various
292 Madison Ave.	5,949	27,171	33,120	1,749		5/24/99	Various
875 Bridgeport Ave. Shelton, CT	3,315	13,305	16,620	503		6/20/00	Various
1370 Broadway	10,104	40,770	50,874	933		1/16/01	Various
317 Madison Ave.	21,205	86,425	107,630	1,260		6/7/01	Various

	$138,337	$846,038	$984,375	$100,776

(1)  All properties located in New York, New York, except for 875 Bridgeport Avenue, Shelton, CT

The changes in real estate for the three years ended December 31, 2001, are as follows:

	2001	2000	1999
Balance at beginning of year	$895,810	$908,866	$697,061
Property acquisitions	390,034	16,620	152,187
Improvements	31,121	38,855	86,598
Retirements/disposals	(332,590)	(68,531)	(26,980)
Balance at end of year	$984,375	$895,810	$908,866

The aggregate cost of land, buildings and improvements for Federal income tax purposes at December 31, 2001 was approximately $929,103.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2001, are as follows:

	2001	2000	1999
Balance at beginning of year	$78,432	$56,983	$37,317
Depreciation for year	30,248	24,620	22,110
Retirements/disposals	(7,904)	(3,171)	(2,444)
Balance at end of year	$100,776	$78,432	$56,983

ITEM  9        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders — Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Company’s Definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2002 (the “2002 Proxy Statement”), is incorporated herein by reference.

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors — Director Compensation” and “Executive Compensation” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Principal and Management Stockholders” in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

INDEX TO EXHIBITS

(a)(3)  Exhibits

3.1           Articles of Incorporation of the Company (a)

3.2           Bylaws of the Company (a)

3.3           Articles Supplementary Establishing and Fixing the Rights and Preferences of a Series of Shares of Preferred Stock (b)

3.4           Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock (c)

4.1           Rights Agreement, dated as of March 6, 2000, between the Company and American Stock Transfer & Trust Company which includes as Exhibit A thereto the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock and as Exhibit B thereto, the Form of Rights Certificates (d)

4.2           Specimen Common Stock Certificate (a)

4.3           Specimen Stock Certificate for PIERS (b)

10.1         Form of Agreement of Limited Partnership of the Operating Partnership (a)

10.2         Form of Articles of Incorporation and Bylaws of the Management Corporation (a)

10.3         Form of Employment and Non-competition Agreement among the Executive Officers and the Company (a)

10.4         Form of Registration Rights Agreement between the Company and the persons named therein (a)

10.5         Amended 1997 Stock Option and Incentive Plan (e)

10.6         Form of Purchase and Sale Agreement between ARE One Park Avenue LLC, One Park Avenue Fee LLC, One   Park Avenue SPE Inc. and One Park Avenue Manager LLC, as Sellers, and SL Green Diamond LLC, as Buyer (f)

10.7         Sale-Purchase Agreement, dated as of June 7, 2001, between Richfield Investment Company and Green 317 Madison LLC (g)

10.8         Qualified Exchange Accommodation Agreement, dated as of June 7, 2001, between Green 1412 Broadway LLC and BEC 317 LLC (g)

10.9         Underwriting Agreement, dated July 19, 2001, by and among the Company, the Operating Partnership, SL Green Management LLC and Salomon Smith Barney Inc. (h)

21.1         Subsidiaries of the Company

23.1         Consent of Ernst & Young LLP

(a)	Incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.
(b)	Incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-50311), declared effective by the Commission on May 12, 1998.
(c)	Included as an exhibit to Exhibit 4.1.
(d)	Incorporated by reference to the Company’s Form 8-K, dated March 16, 2000, filed with the Commission on March 16, 2000.
(e)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-87485), filed with the Commission on September 21, 1999.
(f)	Incorporated by reference to the Company’s Form 8-K, dated January 25, 2001, filed with the Commission on January 25, 2001.
(g)	Incorporated by reference to the Company’s Form 8-K, dated June 7, 2001, filed with the Commission on June 18, 2001.
(h)	Incorporated by reference to the Company’s Form 8-K, dated July 19, 2001, filed with the Commission on July 26, 2001.

(b)           Reports on Form 8-K

-               The Registrant filed a Current Report on Form 8-K on October 24, 2001 in connection with its third quarter 2001 earnings release.

-               The Registrant filed a Current Report on Form 8-K on October 25, 2001 in connection with its third quarter supplemental information package.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: March 14, 2002	By:	/s/ Thomas E. Wirth
Thomas E. Wirth
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Stephen L. Green and Thomas E. Wirth, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors Chief Executive Officer	March 14, 2002
Stephen L. Green

/s/ Marc Holliday	President and Director (Principal Executive Officer)	March 14, 2002
Marc Holliday

/s/ Michael W. Reid	Chief Operating Officer	March 14, 2002
Michael W. Reid

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2002
Thomas E. Wirth

/s/ John H. Alschueler, Jr.	Director	March 14, 2002
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	March 14, 2002
Edwin Thomas Burton, III

/s/ John S. Levy	Director	March 14, 2002
John S. Levy