Form 10-Q
period 2002-03-31
SL GREEN REALTY CORP
filed 2002-04-30
CIK 1040971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

The number of shares outstanding of the registrant's common stock, $0.01 par avlue was 30,078,937 at April 15, 2002.

                              SL GREEN REALTY CORP.

                                      INDEX

                                                                                                                      PAGE
                                                                                                                      ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001                     3

       Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001
         (unaudited)                                                                                                    4

       Condensed Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2002
         (unaudited)                                                                                                    5

       Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001
         (unaudited)                                                                                                    6

       Notes to Condensed Consolidated Financial Statements (unaudited)                                                 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                    30

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                             31

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                     31

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                               31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                           31

ITEM 5.  OTHER INFORMATION                                                                                             31

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                              31

SIGNATURES.                                                                                                            32

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                              SL GREEN REALTY CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          MARCH 31,     DECEMBER 31,
                                                                                            2002           2001
                                                                                         (UNAUDITED)     (NOTE 1)
  ASSETS

  Commercial real estate properties, at cost:

  Land and land interests                                                              $     138,337    $    138,337
  Buildings and improvements                                                                 699,610         689,094
  Building leasehold                                                                         145,012         144,736
  Property under capital lease                                                                12,208          12,208
  -------------------------------------------------------------------------------------------------------------------
                                                                                             995,167         984,375
  Less accumulated depreciation                                                             (108,034)       (100,776)
  -------------------------------------------------------------------------------------------------------------------
                                                                                             887,133         883,599
  Cash and cash equivalents                                                                   12,429          13,193
  Restricted cash                                                                             37,126          38,424
  Tenant and other receivables, net of allowance of $4,229 and $3,629 in 2002
    and 2001, respectively                                                                     7,754           8,793
  Related party receivables                                                                    3,417           3,498
  Deferred rents receivable, net of allowance of $5,492 and $5,264 in 2002
    and 2001, respectively                                                                    53,816          51,855
  Investment in and advances to affiliates                                                     2,811           8,211
  Structured finance investments, net of $497 and $593 discount in 2002
    and 2001, respectively                                                                   189,120         188,638
  Investments in unconsolidated joint ventures                                               124,958         123,469
  Deferred costs, net                                                                         34,416          34,901
  Other assets                                                                                15,005          16,996
  ------------------------------------------------------------------------------------------------------------------
    Total assets                                                                       $   1,367,985    $  1,371,577
  ==================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Mortgage notes payable                                                               $     408,186    $    409,900
  Revolving credit                                                                            86,931          94,931
  Derivative instruments at fair value                                                         2,002           3,205
  Accrued interest payable                                                                     1,617           1,875
  Accounts payable and accrued expenses                                                       24,386          22,819
  Deferred compensation awards                                                                   671           1,838
  Deferred revenue                                                                             1,676           1,381
  Capitalized lease obligations                                                               15,644          15,574
  Deferred land lease payable                                                                 14,246          14,086
  Dividend and distributions payable                                                          16,596          16,570
  Security deposits                                                                           19,019          18,829
  ------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                       590,974         601,008
  ------------------------------------------------------------------------------------------------------------------
  Commitments and Contingencies

  Minority interest in Operating Partnership                                                  47,295          46,430

  8% Preferred Income Equity Redeemable Shares(SM) $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding
     at March 31, 2002 and December 31, 2001                                                 111,353         111,231

  STOCKHOLDERS' EQUITY

  Common stock, $0.01 par value 100,000 shares authorized, 30,042 and 29,978
     issued and outstanding at March 31, 2002 and December 31, 2001, respectively                301             300
  Additional paid in-capital                                                                 584,407         583,350
  Deferred compensation plans                                                                 (6,234)         (7,515)
  Accumulated other comprehensive loss                                                        (1,709)         (2,911)
  Retained earnings                                                                           41,598          39,684
  ------------------------------------------------------------------------------------------------------------------
  Total stockholders' equity                                                                 618,363         612,908
  ------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders' equity                                           $   1,367,985    $  1,371,577
  ==================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                            2002             2001
   REVENUES
   Rental revenue                                                                      $      47,784    $     55,003
   Escalation and reimbursement revenues                                                       6,726           8,057
   Signage rent                                                                                  466             350
   Investment income                                                                           3,720           3,274
   Preferred equity income                                                                     1,911             ---
   Other income                                                                                1,076             310
   ------------------------------------------------------------------------------------------------------------------
     Total revenues                                                                           61,683          66,994
   ------------------------------------------------------------------------------------------------------------------
   EXPENSES
   Operating expenses including $1,513 (2002), $893 (2001) to affiliates                      13,719          15,826
   Real estate taxes                                                                           7,355           8,180
   Ground rent                                                                                 3,159           3,159
   Interest                                                                                    9,112          13,897
   Depreciation and amortization                                                               9,597           9,720
   Marketing, general and administrative                                                       3,202           3,547
   ------------------------------------------------------------------------------------------------------------------
     Total expenses                                                                           46,144          54,329
   ------------------------------------------------------------------------------------------------------------------
   Income before equity in net loss from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest,
     extraordinary items and cumulative effect adjustment                                     15,539          12,665
   Equity in net loss from affiliates                                                            (84)           (269)
   Equity in net income of unconsolidated joint ventures                                       3,333           1,513
   ------------------------------------------------------------------------------------------------------------------
     Operating earnings                                                                       18,788          13,909
   Gain on sale of rental properties                                                             ---           1,514
   Minority interest in operating partnership                                                 (1,152)         (1,081)
   ------------------------------------------------------------------------------------------------------------------
   Income before extraordinary items and cumulative effect adjustment                         17,636          14,342
   Extraordinary items, net of minority interest of $8 in 2001                                   ---             (98)
   Cumulative effect of change in accounting principle                                           ---            (532)
   ------------------------------------------------------------------------------------------------------------------
     Net income                                                                               17,636          13,712
   Preferred stock dividends                                                                  (2,300)         (2,300)
   Preferred stock accretion                                                                    (123)           (114)
   ------------------------------------------------------------------------------------------------------------------
     Net income available to common shareholders                                       $      15,213    $     11,298
   ==================================================================================================================
   BASIC EARNINGS PER SHARE:
     Net income before gain on sale and extraordinary items                            $        0.51    $       0.42
     Gain on sale                                                                                ---            0.06
     Extraordinary items                                                                         ---             ---
     Cumulative effect of change in accounting principle                                         ---           (0.02)
   ------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $        0.51    $       0.46
   ==================================================================================================================
   DILUTED EARNINGS PER SHARE:
     Net income before gain on sale and extraordinary items                            $        0.50    $       0.41
     Gain on sale                                                                                ---            0.06
     Extraordinary items                                                                         ---             ---
     Cumulative effect of change in accounting principle                                         ---           (0.02)
   ------------------------------------------------------------------------------------------------------------------
     Net income                                                                        $        0.50    $       0.45
   ==================================================================================================================
   Dividends per common share                                                          $      0.4425    $     0.3875
   ==================================================================================================================
   Basic weighted average common shares outstanding                                           29,992          24,639
   ==================================================================================================================
   Diluted weighted average common shares and common share equivalents outstanding            32,905          27,403
   ==================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      ACCUMULATED
                                                      Common         Additional       Deferred           Other
                                                       Stock            Paid-       Compensation     Comprehensive      Retained
                                                  Shares  Par Value  In-capital        Plans             Loss           Earnings
                                                  ------  --- -----  ----------        -----             ----           --------
    Balance at December 31, 2001                  29,978       $300    $583,350         $(7,515)          $(2,911)       $39,684
    Comprehensive Income:
       Net income                                                                                                         17,636
       Unrealized gain on derivative instruments                                                            1,202
    Preferred dividend and accretion requirements                                                                         (2,423)
    Deferred compensation plan and stock award       (50)                (1,102)          1,102
    Amortization of deferred compensation plan                                              179
    Proceeds from stock options exercised            114          1       2,159
    Cash distributions declared ($0.4425) per
      common share                                                                                                       (13,299)
    ------------------------------------------------------------------------------------------------------------------------------
    BALANCE AT MARCH 31, 2002                     30,042       $301    $584,407         $(6,234)          $(1,709)       $41,598
    ==============================================================================================================================

                                                                      Comprehensive
                                                         Total           Income
                                                         -----           ------
    Balance at December 31, 2001                       $612,908
    Comprehensive Income:
       Net income                                        17,636           $17,636
       Unrealized gain on derivative instruments          1,202             1,202
    Preferred dividend and accretion requirement         (2,423)
    Deferred compensation plan and stock award              ---
    Amortization of deferred compensation plan              179
    Proceeds from stock options exercised                 2,160
    Cash distributions declared ($0.4425) per
      common share                                      (13,299)
    -------------------------------------------------------------------------------
    BALANCE AT MARCH 31, 2002                          $618,363           $18,838
    ===============================================================================

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED, AND AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                            2002                2001
                                                                                            ----                ----
   OPERATING ACTIVITIES
   Net income                                                                          $  17,636          $   13,712
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                         9,597               9,720
     Amortization of discount on structured finance investments                              (96)               (759)
     Cumulative effect of change in accounting principle                                     ---                 532
     Gain on sale of rental properties/preferred investment                                  ---              (1,514)
     Extraordinary item, net of minority interest                                            ---                  98
     Equity in net loss from affiliates                                                       84                 269
     Equity in net income from unconsolidated joint ventures                              (3,333)             (1,513)
     Minority interest                                                                     1,152               1,081
     Deferred rents receivable                                                            (2,477)             (4,170)
     Allowance for bad debts                                                                 600               1,124
     Amortization for officer loans and deferred compensation                               (179)               (658)
   Changes in operating assets and liabilities:
     Restricted cash - operations                                                          2,397                 978
     Tenant and other receivables                                                            (74)             (1,778)
     Related party receivables                                                               102                (129)
     Deferred lease costs                                                                 (1,656)             (2,098)
     Other assets                                                                          1,034               1,593
     Accounts payable, accrued expenses and other liabilities                               (541)             (1,241)
     Deferred revenue                                                                        295                 961
     Deferred land lease payable                                                             160                 354
   ------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                              24,700              16,562
   ------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES
   Additions to land, buildings and improvements                                          (5,761)           (292,263)
   Restricted cash - capital improvements/acquisitions                                    (1,098)             42,400
   Investment in and advances to affiliates                                                1,055                (815)
   Distribution from affiliate                                                               739                 ---
   Investments in unconsolidated joint ventures                                              ---              (6,991)
   Distributions from unconsolidated joint ventures                                        1,844                 862
   Net proceeds from disposition of rental property                                          ---              12,431
   Structured finance investments                                                           (482)            (40,930)
   ------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (3,703)           (285,306)
   ------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES
   Proceeds from mortgage notes payable                                                      ---             150,000
   Repayments of mortgage notes payable                                                   (1,714)            (35,807)
   Proceeds from revolving credit facilities                                              10,000             193,348
   Repayments of revolving credit facilities                                             (18,000)            (27,796)
   Proceeds from stock options exercised                                                   2,160                 621
   Capitalized lease obligation                                                               70                  66
   Dividends and distributions paid                                                      (14,277)            (12,700)
   Deferred loan costs                                                                       ---              (1,703)
   ------------------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by financing activities                                   (21,761)            266,029
   ------------------------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                                (764)             (2,715)
   Cash and cash equivalents at beginning of period                                       13,193              10,793
   ------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                          $  12,429          $    8,078
   ==================================================================================================================
   SUPPLEMENTAL CASH FLOW DISCLOSURES
   Interest paid                                                                       $   9,370          $   12,570
   ==================================================================================================================
   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
   Issuance of common stock as deferred compensation                                                      $    3,705
   Derivative instruments at fair value                                                $   1,202          $    2,814

   The accompanying notes are an integral part of these financial statements.

                              SL GREEN REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

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

Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2002, minority investors held, in the aggregate, a 7.0% limited partnership interest in the Operating Partnership.

As of March 31, 2002, the Company's wholly-owned portfolio (the "Properties") consisted of 19 commercial properties (encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City. As of March 31, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.6%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet which were 98.1% occupied as of March 31, 2002. The Company also owned one triple-net leased property located in Shelton, Connecticut. In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

BASIS OF QUARTERLY PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2002 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company. Entities which are not controlled by the Company are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on the Company's results of operations or financial position.

INCOME TAXES

The Company is taxed as a REIT under Section 856(c) of the Code. As a REIT, the Company generally is not subject to Federal income tax. To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a "TRS"). In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate Federal income tax.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

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

3. PROPERTY ACQUISITIONS

During the quarter ended March 31, 2002, the Company did not acquire any properties.

PRO FORMA

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the quarter ended March 31, 2001 as though the 2001 acquisition of 317 Madison Avenue (May 2001) and the offering of 5,000,000 shares of common stock (July 2001) were made on January 1, 2001.

                                                         2001
                                                         ----
Pro forma revenues                                  $  70,392
Pro forma net income                                $  11,057
Pro forma basic earnings per common share           $    0.37
Pro forma diluted earnings per common share         $    0.37
Common share - basic                                   29,639
Common and common equivalent share - diluted           32,403

4. PROPERTY DISPOSITIONS

During the quarter ended March 31, 2002, the Company did not dispose of any office property.

5. STRUCTURED FINANCE INVESTMENTS

During the quarter ended March 31, 2002, the Company originated $593 in structured finance investments (net of discount). There was also $110 in repayments and participations during the quarter. At March 31, 2002, all loans were performing in accordance with the terms of the loan agreements. All collateral securing the mortgage loans receivable is located in Manhattan.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

     As of March 31, 2002, the Company held the following structured finance investments:

                                 INTEREST     PAYMENT        GROSS           SENIOR         PRINCIPAL     INITIAL
LOAN TYPE                        RATE         TERMS          INVESTMENT      FINANCING      OUTSTANDING   MATURITY DATE
---------                        ----         -----          ----------      ---------      -----------   -------------
First Mortgage(1)                10.58%       Variable       $ 14,000        $  8,000       $  5,296      April 2002
Mezzanine Loan                   12.49%       Variable         40,265         130,000         40,094      January 2003
Mezzanine Loan(2)                13.88%       Variable         50,000         107,000         24,676      April 2004
Junior Participation(3)          15.78%       Variable         27,723          67,277         27,723      November 2002
Junior Participation(4)          13.40%       Variable         30,000         178,000         29,880      November 2004
                                                                                          --------------
                                                                                            $127,669
                                                                                          ==============

    (1) The Company received a fee for servicing the loan. This loan was repaid in full on April 15, 2002.

    (2) On July 20, 2001, this loan was contributed to a joint venture with the Prudential Real Estate Investors ("PREI"). The Company retained a 50% interest in the loan.

    (3) In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan. As a result, the Company's net investment is $5,545. This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR.

    (4) On April 12, 2002 this loan was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

    PREFERRED EQUITY INVESTMENTS
    The Company made a $8,000 preferred equity investment. This investment entitles the Company to receive a preferential 10% yield. The initial redemption date is May 2006. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold. The balance on the investment was $7,951 at March 31, 2002. The property is encumbered by $65,000 of senior financing.

    The Company made a $53,500 preferred equity investment. The initial redemption date is September 2006. This variable rate investment had a yield of 12.6% at March 31, 2002. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold. The Company also receives asset management fees. The property is encumbered by $186,500 of senior financing.

    6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

    SITQ IMMOBILIER JOINT VENTURE
    On March 27, 2002, the Company announced that it had entered into a contribution agreement to acquire 1515 Broadway, New York, NY in a transaction valued at approximately $480,000. The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets. The property is being acquired in a joint venture with SITQ Immobilier, with SL Green retaining an approximate 55% interest in the asset. The transaction is anticipated to close during the second quarter 2002.

    The property is being acquired with $335,000 of financing committed by Lehman Brothers and Bear Stearns. The balance of the proceeds will be funded from the Company's unsecured line of credit and from proceeds of the sale of the joint venture interest to SITQ.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

        The condensed combined balance sheets for the unconsolidated joint ventures at March 31, 2002 and December 31, 2001 are as follows:

                                                                                  March 31,     December 31,
                                                                                    2002            2001
                                                                                    ----            ----
        ASSETS
        Commercial real estate property                                            $654,328         $656,222
        Other assets                                                                 63,249           63,634
        -----------------------------------------------------------------------------------------------------
           Total assets                                                            $717,577         $719,856
        =====================================================================================================

        LIABILITIES AND MEMBERS' EQUITY
        Mortgage payable                                                           $444,469         $444,784
        Other liabilities                                                            18,238           19,564
        Members' equity                                                             254,870          255,508
        -----------------------------------------------------------------------------------------------------
           Total liabilities and members' equity                                   $717,577         $719,856
        =====================================================================================================
        Company's net investment in unconsolidated joint ventures                  $124,958         $123,469
        =====================================================================================================

        The condensed combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2002 and 2001 is as follows:

                                                                                   2002             2001
                                                                                   ----             ----
Total revenues                                                                    $28,221           $18,270
--------------------------------------------------------------------------------------------------------------

Operating expenses                                                                  7,115             4,688
Real estate taxes                                                                   4,254             2,855
Interest                                                                            5,922             5,371
Depreciation and amortization                                                       4,120             2,289
--------------------------------------------------------------------------------------------------------------
  Total expenses                                                                  $21,411           $15,203
--------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 6,810           $ 3,067
==============================================================================================================
  Company's equity in earnings of unconsolidated joint ventures                   $ 3,333           $ 1,513
==============================================================================================================

        7. INVESTMENT IN AND ADVANCES TO AFFILIATES

                                                                      MARCH 31,     DECEMBER 31,
                                                                        2002            2001
                                                                        ----            ----
        Investment in and advances to Service Corporation, net        $  2,811      $      3,781
        Investment in and advances to eEmerge, net                         ---             4,430
        -------------------------------------------------------------------------------------------
              Investments in and advances to affiliates               $  2,811      $      8,211
        ===========================================================================================

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

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

The Company, through the Operating Partnership, owned all of the non-voting common stock of eEmerge. Through dividends on its equity interest, the Operating Partnership received approximately 100% of the cash flow from eEmerge operations. All of the voting common stock was held by a Company affiliate. This controlling interest gave the affiliate the power to elect all the directors of eEmerge. The Company accounted for its investment in eEmerge on the equity basis of accounting because it had significant influence with respect to management and operations, but did not control the entity. Effective March 26, 2002, the Company acquired all the voting common stock previously held by the Company affiliate. As a result, the Company controls all the common stock of eEmerge. Effective with the quarter ended March 31, 2002, the Company consolidates the accounts of eEmerge.

Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

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

8. DEFERRED COSTS

                                                     MARCH 31,              DECEMBER 31,
                                                       2002                    2001
                                                     ---------              ------------
Deferred costs consist of the following:
  Deferred financing                                 $15,107                  $16,086
  Deferred leasing                                    41,301                   40,856
--------------------------------------------------------------------------------------
                                                      56,408                   56,942
  Less accumulated amortization                      (21,992)                 (22,041)
---------------------------------------------------------------------------------------
                                                     $34,416                  $34,901
=======================================================================================

9.   MORTGAGE NOTES PAYABLE

The mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2002 and December 31, 2001 are as follows:

PROPERTY                              FIRST MORTGAGE NOTES                                        2002         2001
--------                              --------------------                                        ----         ----
50 West 23rd Street                   Interest payable at 7.33%, due 8/1/07                   $ 21,000     $ 21,000
673 First Avenue                      Interest payable at 9.0%, due 12/13/03                     8,177        8,977
470 Park Avenue South                 Interest payable at 8.25%, due 4/1/04                      9,246        9,356
1414 Avenue of the Americas &
  70 West 36th Street                 Interest payable at 7.9%, due 5/1/09 (1)                  25,934       26,023
711 Third Avenue                      Interest payable at 8.13%, due 9/10/05 (1)                48,719       48,824
875 Bridgeport Ave., Shelton, CT      Interest payable at 8.32%, due 5/10/25                    14,858       14,867
420 Lexington Avenue                  Interest payable at 8.44%, due 11/1/10 (1)               124,312      124,745
555 West 57th Street                  Interest payable at LIBOR + 2.09%, due 11/4/04 (2)        68,761       68,930
317 Madison Avenue                    Interest payable at LIBOR + 1.8%, due 8/20/04 (1)(3)      65,000       65,000
--------------------------------------------------------------------------------------------------------------------
Total fixed rate debt                                                                          386,007      387,722
--------------------------------------------------------------------------------------------------------------------
Total floating rate debt                                                                           ---          ---
--------------------------------------------------------------------------------------------------------------------
Total mortgage notes payable (4)                                                              $386,007     $387,722
====================================================================================================================

(1) Held in bankruptcy remote special purpose entity.
(2) The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at March 31, 2002 since LIBOR was 1.88% at that date. If LIBOR exceeds 6.10%, the loan will float until the maximum rate of 6.58% is reached.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

(3) Based on LIBOR rate of 1.88% at March 31, 2002. The Company obtained the first mortgage on August 16, 2001. The mortgage, has two one-year extension options. On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.
(4) Excludes $22,178, loan obtained to fund a structured finance transaction (See Note 5(3)).

PRINCIPAL MATURITIES

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities and total joint venture debt as of March 31, 2002 are as follows:

                                                                  REVOLVING                         JOINT
                        SCHEDULED            PRINCIPAL              CREDIT                         VENTURE
                      AMORTIZATION           REPAYMENTS           FACILITIES       TOTAL            DEBT
                    ---------------------------------------------------------------------------------------------
      2002              $  5,202            $  22,178                  ---       $  27,380        $   1,248
      2003                 7,772                2,002             $ 86,931          96,705           38,524
      2004                 3,863              140,300                  ---         144,163          174,697
      2005                 3,366               47,247                  ---          50,613           33,687
      2006                 3,270                  ---                  ---           3,270            2,795
Thereafter                21,065              151,921                  ---         172,986          193,518
                    ---------------------------------------------------------------------------------------------
                        $ 44,538            $ 363,648             $ 86,931       $ 495,117        $ 444,469
                    =============================================================================================

10.  REVOLVING CREDIT FACILITIES

2000 UNSECURED CREDIT FACILITY
On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250,000 (the "2000 Unsecured Credit Facility") from a group of 9 banks. In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300,000. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At March 31, 2002, $52,000 was outstanding and carried an effective interest rate of 3.24%. Availability under the 2000 Unsecured Credit Facility at March 31, 2002 was further reduced by the issuance of letters of credit in the amount of $30,000 for acquisition deposits.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

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

2001 SECURED CREDIT FACILITY
On December 20, 2001, the Company repaid in full and retired its $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured credit facility (the "2001 Secured Credit Facility"). The 2001 Secured Credit Facility has a term of two years with a one year extension option. It bears interest at the rate of 150 basis points over LIBOR. At March 31, 2002, $34,931 was outstanding and carried a weighted average interest rate of 3.41%. The 2001 Secured Credit Facility includes certain restrictions and covenants which are similar to those under the 2000 Unsecured Credit Facility.

11. STOCKHOLDERS' EQUITY

COMMON SHARES
As of March 31, 2002, the Company had 30,042,438 shares of common stock issued and outstanding.

PREFERRED SHARES
The Company's 8% Preferred Income Equity Redeemable Shares ("PIERS') are non-voting and are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $24.475 per share. The conversion of all PIERS would result in the issuance of 4,699,000 of the Company's common stock which have been reserved for issuance. The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative. On or after July 15, 2003 the PIERS may be redeemed at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The Company may pay the redemption price out of the sale proceeds of other shares of stock of the Company. The PIERS were recorded net of underwriters discount and issuance costs. These costs are being accreted over the expected term of the PIERS using the interest method.

MINORITY INTEREST

The minority interest ownership in the Operating Partnership was approximately 7.0% as of both March 31, 2002 and December 31, 2001, respectively.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

RIGHTS PLAN

On February 16, 2000, the Board of Directors of the Company authorized a distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

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

During the quarter ended March 31, 2002, 35 shares were issued and $1 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

EARNINGS PER SHARE

Earnings per share is computed as follows (in thousands):

                                                                                FOR THE QUARTER ENDED
                                                                                       MARCH 31,
       -------------------------------------------------------------------------------------------------------
            NUMERATOR (INCOME)                                               2002                 2001
       -------------------------------------------------------------------------------------------------------
            Basic Earnings:
              Income available to common shareholders                       $ 15,213            $ 11,298
            Effect of Dilutive Securities:
              Redemption of Units to common shares                             1,152               1,081
              Preferred Stock (if converted to common stock)                     ---                 ---
              Stock Options                                                      ---                 ---
       -------------------------------------------------------------------------------------------------------
            Diluted Earnings:
              Income available to common shareholders                       $ 16,365            $ 12,379
       =======================================================================================================

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

            DENOMINATOR (SHARES)                                              2002                  2001
       -------------------------------------------------------------------------------------------------------
            Basic Earnings:
              Income available to common shareholders                         29,992              24,639
            Effect of Dilutive Securities:
              Redemption of Units to common shares                             2,271               2,296
              Preferred Stock (if converted to common stock)                     ---                 ---
              Stock Options                                                      642                 468
       -------------------------------------------------------------------------------------------------------
            Diluted Earnings:
              Income available to common shareholders                         32,905              27,403
       =======================================================================================================

The PIERS outstanding in 2002 and 2001 were not included in the 2002 and 2001 computations of earnings per share as they were anti-dilutive during those periods.

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

13. RELATED PARTY TRANSACTIONS

There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green, which involve management, leasing, and construction fee revenues, rental income and maintenance and security expenses in the ordinary course of business. These transactions for the three month period ended March 31, 2002 and 2001 include the following:

                                        2002               2001
                                        ----               ----
        Management revenue           $    73              $  67
        Maintenance expense            1,513                893
        Rental revenue                    39                 38

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

                                                                                    2002               2001
                                                                                    ----               ----
        Amounts due from related parties at March 31, 2002 and
        December 31, 2001, respectively, consist of:

        17 Battery Condominium Association                                        $  143             $  143
        Morgan Stanley Real Estate Funds                                             585                378
        SLG 100 Park LLC                                                             323                347
        One Park Realty Corp.                                                         33                 33
        1250 Broadway Realty Corp.                                                   489                906
        Officers                                                                   1,533              1,484
        Other                                                                        311                207
        ------------------------------------------------------------------------------------------------------------
           Related party receivables                                              $3,417             $3,498
        ============================================================================================================

An officer received a $1,000 loan from the Company secured by the pledge of his Company stock. Recourse for repayment of this loan is limited to those shares. The loan is forgivable upon the attainment of specific financial performance goals by December 31, 2006.

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing. The fees paid by the Company to Sonnenblick for such services was approximately $319 in 2001.

14. DEFERRED COMPENSATION AWARD

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet. As of March 31, 2002, $2,162 had been paid against this compensation award.

15. FINANCIAL INSTRUMENTS: DERIVATIVES AND HEDGING

Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company recorded a cumulative effect adjustment upon the adoption of SFAS
133. This cumulative effect adjustment, of which the intrinsic value of the hedge was recorded in other comprehensive income ($811) and the time value component was recorded in the statement of income ($532), was an unrealized loss of $1,343. The transition amounts were determined based on the interpretive guidance issued by the FASB at that date. The FASB continues to issue interpretive guidance that could require changes in the Company's application of the standard and adjustments to the transition amounts. SFAS 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

The following table summarizes the notional and fair value of the Company's derivative financial instruments at March 31, 2002. The notional value is an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                              STRIKE
                             NOTIONAL VALUE    RATE    MATURITY    FAIR VALUE
                             --------------  ------    --------    ----------
Interest Rate Collar           $ 70,000       6.580%    11/2004        $(3,388)
Interest Rate Swap             $ 65,000       4.010%     8/2005        $ 1,386

On March 31, 2002, the derivative instruments were reported as an obligation at their fair value of $2,002. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $1,709. Currently, all derivative instruments are designated as hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $785 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

The Company is not currently hedging exposure to variability in future cash flows for forecasted transactions other than anticipated future interest payments on existing debt.

16. SEGMENT INFORMATION

The Company is a REIT engaged in owning, managing, leasing and repositioning office properties in Manhattan and has two reportable segments, office real estate and structured finance investments. The Company evaluates real estate performance and allocates resources based on earnings contribution to net operating income.

The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).

Selected results of operations for the quarters ended March 31, 2002 and 2001, and selected asset information as of March 31, 2002 and December 31, 2001, regarding the Company's operating segments are as follows:

                              SL GREEN REALTY CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (UNAUDITED, AND DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 MARCH 31, 2002

                                                       STRUCTURED
                                      REAL ESTATE       FINANCE          TOTAL
                                        SEGMENT         SEGMENT         COMPANY
                                      -------------------------------------------------
TOTAL REVENUES
 Three months ended:
   March 31, 2002                   $    56,052        $   5,631       $    61,683
   March 31, 2001                        63,720            3,274            66,994

OPERATING EARNINGS
 Three months ended:
   March 31, 2002                   $    14,671        $   4,117       $    18,788
   March 31, 2001                        11,652            2,257            13,909

TOTAL ASSETS
   March 31, 2002                   $ 1,178,865        $ 189,120       $ 1,367,985
   December 31, 2001                  1,182,939          188,638         1,371,577

Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less interest expense for the structured finance segment. The Company does not allocate marketing, general and administrative expenses ($3,202 and $3,547 for the three months ended March 31, 2002 and 2001, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements relate to, without limitation, the Company's future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company's operations. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which the Company has made assumptions are general economic and business (particularly real estate) conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations (including changes to laws governing the taxation of REITs), availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants' ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond the control of the Company. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in the Company's 2001 annual report on Form 10-K.

GENERAL

SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.

As of March 31, 2002, the Company's wholly-owned portfolio (the "Properties") consisted of 19 commercial properties (encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City. As of March 31, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.6%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 3.1 million rentable square feet which were 98.1% occupied as of March 31, 2002. The Company also owned one triple-net leased property located in Shelton, Connecticut. In addition, the Company continues to manage four office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

The following comparison for the three months ended March 31, 2002 ("2002") to the three months ended March 31, 2001 ("2001") makes reference to the following:
(i) the effect of the "Same-Store Properties," which represents all properties owned by the Company at January 1, 2001 and at March 31, 2002, (ii) the effect of the "2001 Acquisitions," which represents all properties acquired in 2001, namely, 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), and
(iii) the effect of the "2001 Dispositions," which represents all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June
2001).

RESULTS OF OPERATIONS

RENTAL REVENUES (in millions)                                            $            %
                                                2002       2001       Change       Change
                                             ------------------------------------------------
Rental revenue                                   $47.8       $55.0     $(7.2)       (13.1)%
Escalation and reimbursement revenue               6.7         8.1      (1.4)       (17.3)
Signage revenue                                    0.5         0.4       0.1         25.0
                                             ------------------------------------------------
   Total                                         $55.0       $63.5     $(8.5)       (13.4)%
                                             ================================================

Same Store Properties                            $47.9       $48.2     $(0.3)        (0.6)%
2001 Acquisitions                                  5.9         1.6       4.3          ---
2001 Dispositions                                  1.6        14.7     (13.1)       (89.1)
Other                                             (0.4)       (1.0)      0.6         60.0
                                             ------------------------------------------------
   Total                                         $55.0       $63.5     $(8.5)       (13.4)%
                                             ------------------------------------------------

The decrease in rental revenue in the Same-Store Properties was primarily due to a decrease in occupancy from 98.5% in 2001 to 96.6% in 2002. Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 37% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 29.8%. Approximately 4.9% of the space leased at wholly-owned properties expires in 2002.

The decrease in escalation and reimbursement revenue was primarily due to the decrease in electric reimbursement ($0.9 million) due to lower electric expense. On an annualized basis, the Company expects to recover approximately 90% of its electric costs.

The increase in signage revenue was primarily attributable to new temporary signs leased at 420 Lexington Avenue and 317 Madison Avenue ($0.1 million).

INVESTMENT AND OTHER INCOME (in millions)                                        $           %
                                                            2002     2001     Change      Change
                                                        -----------------------------------------
Equity in net income of unconsolidated joint ventures      $ 3.3     $1.5      $1.8       120.0%
Investment and preferred equity income                       5.6      3.3       2.3        69.7
Other                                                        1.1      0.3       0.8       266.7
                                                        -----------------------------------------
   Total                                                   $10.0     $5.1      $4.9        96.1%
                                                        -----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in equity in net income of unconsolidated joint ventures is due to the Company having had five joint venture investments in 2001 comprising 2.2 million square feet compared to six joint venture investments in 2002 comprising
3.1 million square feet. Occupancy at the joint venture properties increased from 97.0% in 2001 to 98.1% in 2002. The Company estimates that the difference between existing in-place fully escalated rents at its joint venture properties and current market rents is approximately 36.8%. Approximately 12.2% of the space leased at joint venture properties expires in 2002.

The increase in investment income primarily represents interest income from structured finance transactions ($2.6). For 2002, the weighted average loan balance outstanding and yield were $189.0 and 11.1%, respectively, compared to $56.5 and 19.9%, respectively, for 2001. This was offset by a decrease in investment income from excess cash on hand ($0.3 million).

The increase in other income is primarily due to asset management fees earned from joint ventures ($0.6 million).

PROPERTY OPERATING EXPENSES (in millions)                                $            %
                                                    2002       2001    Change      Change
                                                 --------------------------------------------
Operating expenses (excluding electric)             $10.5       $10.8   $(0.3)      (2.8)%
Electric costs                                        3.2         5.0    (1.8)     (36.0)
Real estate taxes                                     7.4         8.2    (0.8)      (9.8)
Ground rent                                           3.2         3.2     ---        ---
                                                 --------------------------------------------
   Total                                            $24.3       $27.2   $(2.9)     (10.7)%
                                                 --------------------------------------------

Same Store Properties                               $20.6       $21.2   $(0.6)      (2.8)%
2001 Acquisitions                                     2.6         0.5     2.1      420.0
2001 Dispositions                                     0.8         5.4    (4.6)     (90.7)
Other                                                 0.3         0.1     0.2      200.0
                                                 --------------------------------------------
   Total                                            $24.3       $27.2   $(2.9)     (10.7)%
                                                 --------------------------------------------

The decrease in operating expenses, excluding electricity, were primarily due to lower steam costs ($0.7 million) and repairs and maintenance ($0.1 million). These decreases were partially offset by increases in security costs ($0.2 million) and advertising and insurance costs ($0.2 million).

The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $1.7 million. This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($0.3 million) and the 2001 Acquisitions ($0.6 million).

OTHER EXPENSES (in millions)                                              $          %
                                                     2002     2001     Change     Change
                                                    ---------------------------------------
Interest expense                                    $ 9.1     $13.9    $(4.8)     (34.5)%
Depreciation and amortization expense                 9.6       9.7     (0.1)      (1.0)
Marketing, general and administrative expense         3.2       3.5     (0.3)      (8.6)
                                                 ---------- --------- --------- -----------
 Total                                              $21.9     $27.1    $(5.2)     (19.2)%
                                                 ---------- --------- --------- -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($6.3 million) and reduced interest costs on floating rate debt ($1.0 million). This was partially offset by increases due to costs associated with new investment activity ($2.4 million) and the funding of ongoing capital projects and working capital reserves ($0.2 million). The weighted average interest rate decreased from 7.49% at March 31, 2001 to 7.13% at March 31, 2002.

Marketing, general and administrative expense decreased primarily due to lower personnel and severance costs ($0.3 million).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

Net cash provided by operating activities increased $8.1 million to $24.7 million for the three months ended March 31, 2002 compared to $16.6 million for the three months ended March 31, 2001. Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the 2001 Dispositions.

Net cash used in investing activities decreased $281.6 million to $3.7 million for the three months ended March 31, 2002 compared to $285.3 million for the three months ended March 31, 2001. The decrease was due primarily to the lower dollar volume of acquisitions and capital improvements in 2002 (none and $5.8 million, respectively) as compared to 2001 ($286.5 and $5.8 million, respectively). This relates primarily to the acquisitions of One Park Avenue and 1370 Broadway in January 2001. Approximately $51 million was funded out of restricted cash set aside from the sale of 17 Battery Place South. The Company did not close on any new joint venture or structured finance investments during the 2002 quarter.

Net cash provided by financing activities decreased $287.8 million to ($21.8) million for the three months ended March 31, 2002 compared to $266.0 million for the three months ended March 31, 2001. The decrease was primarily due to lower borrowing requirements due to the decrease in acquisitions which would have been funded with mortgage debt and draws under the line of credit.

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

RIGHTS PLAN

On February 16, 2000, the Board of Directors of the Company authorized a distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

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

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN
The Company filed a registration statement with the SEC for the Company's dividend reinvestment and stock purchase plan ("DRIP") which was declared effective on September 10, 2001. The DRIP commenced on September 24, 2001. The Company registered 3,000,000 shares of common stock under the DRIP.

During the quarter ended March 31, 2002, 35 shares were issued and $1,084 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

INDEBTEDNESS
At March 31, 2002, borrowings under the mortgage loans and credit facilities (excluding our share of joint venture debt of $225.1 million) represented 29.2% of the Company's market capitalization of $1.7 billion (based on a common stock price of $33.60 per share, the closing price of the Company's common stock on the New York Stock Exchange on March 31, 2002). Market capitalization includes debt, common and preferred stock and conversion of all operating partnership units.

The tables below summarize the Company's mortgage debt and lines of credit indebtedness outstanding at March 31, 2002 and December 31, 2001, respectively (in thousands).

                                                                       MARCH 31,            DECEMBER 31,
                                                                         2002                   2001
                                                                         ----                   ----
                   DEBT SUMMARY:
                   BALANCE
                   Fixed rate                                            $252,247                $253,792
                   Variable rate - hedged                                 133,761                 133,930
                 -------------------------------------------------------------------------------------------
                      Total fixed rate                                    386,008                 387,722
                 -------------------------------------------------------------------------------------------
                   Variable rate                                           52,000                  60,000
                   Variable rate-supporting variable rate assets           57,109                  57,109
                 -------------------------------------------------------------------------------------------
                      Total variable rate                                 109,109                 117,109
                 -------------------------------------------------------------------------------------------
                   Total                                                 $495,117                $504,831
                 ===========================================================================================

                   PERCENT OF TOTAL DEBT:
                      Total fixed rate                                     78.00%                  76.80%
                      Variable rate                                        22.00%                  23.20%
                 -------------------------------------------------------------------------------------------
                   Total                                                  100.00%                 100.00%
                 ===========================================================================================

                   EFFECTIVE INTEREST RATE AT END OF PERIOD
                      Fixed rate                                            8.23%                   8.23%
                      Variable rate                                         3.26%                   3.49%
                 -------------------------------------------------------------------------------------------
                   Effective interest rate                                  7.13%                   7.13%
                 ===========================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.88% at March 31, 2002). The Company's total debt at March 31, 2002 had a weighted average term to maturity of approximately 4.77 years.

As of March 31, 2002, the Company had two variable rate structured finance investments collateralizing the secured credit facility. These structured finance investments, totaling $70.0 million, mitigate the Company's exposure to interest rate changes on its unhedged variable rate debt.

MARKET RATE RISK
The Company is exposed to changes in interest rates primarily from its floating rate debt arrangements. The Company uses interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate curve would adversely affect the Company's annual interest cost by approximately $1.5 million annually.

The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

Approximately $386.0 million of the Company's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on the variable rate debt as of March 31, 2002 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

MORTGAGE FINANCING

As of March 31, 2002, the Company's total mortgage debt (excluding the Company's share of joint venture debt of approximately $225.1 million) consisted of approximately $386.0 million of fixed rate debt with an effective interest rate of approximately 8.23% and no unhedged variable rate debt. The Company's mortgage debt at March 31, 2002, encumbering 10 Properties, will mature as follows (in thousands):

                                           Scheduled            Principal
                                          Amortization            Payment                 Total
                                          ------------            -------                 -----
              2002                        $ 5,202                $    ---              $   5,202
              2003                          7,772                   2,002                  9,774
              2004                          3,863                 140,300                144,163
              2005                          3,366                  47,247                 50,613
              2006                          3,270                     ---                  3,270
              Thereafter                   21,065                 151,921                172,986
        ----------------------------------------------------------------------------------------------------
              Total                       $44,538                $341,470              $ 386,008
        ====================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVOLVING CREDIT FACILITIES

2000 UNSECURED CREDIT FACILITY
On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250.0 million (the "2000 Unsecured Credit Facility") from a group of 9 lender banks. In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300.0 million. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At March 31, 2002, $52.0 million was outstanding and carried an effective interest rate of 3.24%. Availability under the 2000 Unsecured Credit Facility at March 31, 2002 was further reduced by the issuance of letters of credit in the amount of $30.0 million for acquisition deposits.

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

2001 SECURED CREDIT FACILITY
On December 20, 2001, the Company repaid in full and retired its $60 million secured credit facility in connection with the Company obtaining a $75.0 million secured credit facility (the "2001 Secured Credit Facility"). The 2001 Secured Credit Facility, which is secured by various structured finance investments, has a term of two years with a one year extension option. It bears interest at the rate of 150 basis points over LIBOR. At March 31, 2002, $34.9 million was outstanding and carried a weighted average interest rate of 3.41%. The 2001 Secured Credit Facility includes certain restrictions and covenants, which are similar to those under the 2000 Unsecured Credit Facility.

CAPITAL EXPENDITURES
The Company estimates that for the nine months ending December 31, 2002, it will incur approximately $22.8 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $15.7 million of the capital investments are dedicated to redevelopment costs, including New York City local law 11, associated with properties acquired after the Company's IPO. The Company expects to fund these capital expenditures with operating cash flow, borrowings under the credit facilities, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments in such properties for refurbishment and leasing costs. The Company expects that these financing requirements will be met in a similar fashion. The Company believes that it will have sufficient resources to satisfy its capital needs during the next 12 month period. Thereafter, the Company expects that its capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DIVIDENDS
The Company expects to pay dividends to its stockholders primarily based on its distributions received from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, the Company must pay annual dividends to its stockholders of at least 90% of its REIT taxable income, determined before considering the dividends paid deduction and by excluding net capital gains. Moreover, the Company intends to continue to pay regular quarterly dividends to its stockholders which, based upon current policy, in the aggregate would equal approximately $53.2 million on an annualized basis. However, any such dividend, whether for Federal income tax purposes or otherwise, would only be paid out of available cash to the extent permitted under the 2000 Unsecured Credit Facility and the 2001 Secured Credit Facility after meeting both operating requirements and scheduled debt service on mortgages and loans payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FFO for the three months ended March 31, 2002 and 2001, respectively, are as follows (in thousands):

                                                                            2002            2001
                                                                            ----            ----
Income before minority interest, extraordinary
item, gain on sale, preferred stock dividend and
cumulative effect adjustment                                          $  18,788       $  13,909
Add:
Depreciation and amortization                                             9,597           9,720
FFO adjustment for unconsolidated joint ventures                          1,881             996
Less:
Dividends on preferred shares                                            (2,300)         (2,300)
Amortization of deferred financing costs and
depreciation of non-rental real estate assets                              (987)         (1,155)
-------------------------------------------------------------------------------------------------
Funds From Operations - basic                                            26,979          21,170
 Dividends on preferred shares                                            2,300           2,300
-------------------------------------------------------------------------------------------------
Funds From Operations - diluted                                       $  29,279       $  23,470
=================================================================================================
Cash flows provided by operating activities                           $  24,700       $  16,562
Cash flows used in investing activities                               $  (3,703)      $(285,306)
Cash flows (used in) provided by financing activities                 $ (21,761)      $ 266,029

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

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties and structured finance investments may be impaired. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the asset. Management does not believe that the value of any of its rental properties or structured finance investments is impaired at March 31, 2002.

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. The Company establishes, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk" for additional information regarding the Company's exposure to interest rate fluctuations.

The following table presents principal cash flows based upon maturity dates of the debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates (in thousands).

                                                  Long-term Debt                                Mortgage Receivables
                                                  --------------                                --------------------
                               Fixed         Average         Variable       Average
        Date                   Rate       Interest Rate        Rate      Interest Rate          Amount          Yield
        ----                   ----       -------------        ----      -------------          ------          -----
        2002                   $  5,202           7.36%       $ 22,178           3.22%        $ 33,018          14.4%
        2003                      9,774           7.77%         86,931           3.31%          40,094          11.9%
        2004                    144,163           7.68%            ---            ---           54,557          13.5%
        2005                     50,613           8.34%            ---            ---              ---           ---
        2006                      3,270           8.24%            ---            ---           61,451          12.3%
        Thereafter              172,986           8.33%            ---            ---              ---           ---
                          -------------------------------------------------------------------------------------------
        Total                  $386,008           8.23%       $109,109           3.26%        $189,120          12.8%
                          ===========================================================================================
        Fair Value             $403,193                       $109,109                        $189,120
                          =============                    ===========                      ==========

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

10.1 1515 Broadway, New York, NY Contribution Agreement among Astor Plaza Venture, L.P., a Delaware limited partnership, and 1515 Broadway Associates, L.P., a Delaware limited partnership, and The Equitable Life Assurance Society of the United States, a New York Corporation and SL Green Realty Acquisition LLC, a Delaware limited liability company.

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on February 7, 2002 in connection with its fourth quarter 2001 earnings release and supplemental information package.

The Registrant filed a Current Report on Form 8-K on March 27, 2002 in connection with its press release announcing its planned acquisition of 1515 Broadway.

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

Date: April 29, 2002