Form 10-Q
period 2002-06-30
SL GREEN REALTY CORP
filed 2002-07-31
CIK 1040971

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File No. 1-13199

SL GREEN REALTY CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3956775 (I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices—zip code)

(212) 594-2700
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒    No ☐.

        The number of shares outstanding of the registrant's common stock, $0.01 par value was 30,317,941 at July 18, 2002.

SL GREEN REALTY CORP.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

SL Green Realty Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets
Commercial real estate properties, at cost:
Land and land interests	$138,337	$138,337
Buildings and improvements	701,721	689,094
Building leasehold	145,264	144,736
Property under capital lease	12,208	12,208

	997,530	984,375
Less accumulated depreciation	(115,555)	(100,776)

	881,975	883,599
Cash and cash equivalents	20,486	13,193
Restricted cash	34,491	38,424
Tenant and other receivables, net of allowance of $5,081 and $3,629 in 2002 and 2001, respectively	8,619	8,793
Related party receivables	3,515	3,498
Deferred rents receivable, net of allowance of $5,406 and $5,264 in 2002 and 2001, respectively	55,975	51,855
Investment in and advances to affiliates	2,949	8,211
Structured finance investments, net of discount of $400 and $593 in 2002 and 2001, respectively	195,248	188,638
Investments in unconsolidated joint ventures	223,354	123,469
Deferred costs, net	34,571	34,901
Other assets	18,691	16,996

Total assets	$1,479,874	$1,371,577

Liabilities and Stockholders' Equity
Mortgage notes payable	$397,371	$409,900
Revolving credit facilities	197,931	94,931
Derivative instruments at fair value	4,991	3,205
Accrued interest payable	1,951	1,875
Accounts payable and accrued expenses	27,259	22,819
Deferred compensation awards	671	1,838
Deferred revenue/gain	2,920	1,381
Capitalized lease obligations	15,802	15,574
Deferred land lease payable	14,406	14,086
Dividend and distributions payable	16,706	16,570
Security deposits	19,261	18,829

Total liabilities	699,269	601,008

Commitments and Contingencies
Minority interest in Operating Partnership	45,644	46,430
8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at June 30, 2002 and December 31, 2001	111,474	111,231
Stockholders' Equity
Common stock, $0.01 par value 100,000 shares authorized, 30,307 and 29,978 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	303	300
Additional paid in-capital	590,197	583,350
Deferred compensation plans	(6,165)	(7,515)
Accumulated other comprehensive loss	(4,709)	(2,911)
Retained earnings	43,861	39,684

Total stockholders' equity	623,487	612,908

Total liabilities and stockholders' equity	$1,479,874	$1,371,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Income
(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues
Rental revenue	$48,184	$53,405	$95,968	$108,408
Escalation and reimbursement revenues	6,536	7,296	13,262	15,353
Signage rent	267	179	733	529
Investment income	3,828	5,046	7,548	8,320
Preferred equity income	1,934	—	3,845	—
Other income	1,528	550	2,604	860

Total revenues	62,277	66,476	123,960	133,470

Expenses
Operating expenses including $1,824 and $3,346 (2002) and $1,462 and $2,825 (2001) to affiliates	14,195	14,081	27,914	29,907
Real estate taxes	7,348	7,958	14,703	16,138
Ground rent	3,159	3,159	6,318	6,318
Interest	9,519	13,171	18,631	27,166
Depreciation and amortization	9,753	9,189	19,350	18,909
Marketing, general and administrative	3,357	3,668	6,559	7,215

Total expenses	47,331	51,226	93,475	105,653

Income before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest and cumulative effect adjustment	14,946	15,250	30,485	27,817
Equity in net income (loss) from affiliates	307	(658)	223	(927)
Equity in net income of unconsolidated joint ventures	3,998	1,756	7,331	3,269

Operating earnings	19,251	16,348	38,039	30,159
Gain on sale of rental properties	—	3,002	—	4,516
Minority interest in operating partnership	(1,153)	(1,405)	(2,305)	(2,486)

Income before cumulative effect adjustment	18,098	17,945	35,734	32,189
Cumulative effect of change in accounting principle	—	—	—	(532)

Net income	18,098	17,945	35,734	31,657
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Preferred stock accretion	(123)	(115)	(246)	(229)

Net income available to common shareholders	$15,675	$15,530	$30,888	$26,828

Basic earnings per share:
Net income before gain on sale	$0.52	$0.51	$1.03	$0.93
Gain on sale	—	0.12	—	0.18
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income	$0.52	$0.63	$1.03	$1.09

Diluted earnings per share:
Net income before gain on sale	$0.51	$0.51	$1.00	$0.94
Gain on sale	—	0.09	—	0.14
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income	$0.51	$0.60	$1.00	$1.06

Dividends per common share	$0.4425	$0.3875	$0.8850	$0.7750

Basic weighted average common shares outstanding	30,200	24,706	30,097	24,706

Diluted weighted average common shares and common share equivalents outstanding	33,183	32,183	33,051	32,170

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statement of Stockholders' Equity
and Comprehensive Income
(Unaudited, and amounts in thousands, except per share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In-Capital	Deferred Compensation Plans		Retained Earnings		Comprehensive Income
	Shares	Par Value					Total
Balance at December 31, 2001	29,978	$300	$583,350	$(7,515)	$(2,911)	$39,684	$612,908
Comprehensive Income:
Net income						35,734	35,734	$35,734
SL Green's share of joint venture unrealized loss on derivative instruments								(983)
Unrealized loss on derivative instruments					(1,798)		(1,798)	(1,798)
Preferred dividend and accretion requirement						(4,846)	(4,846)
Deferred compensation plan and stock award, net	(32)		(534)	534			—
Amortization of deferred compensation plan				816			816
Proceeds from stock options exercised	274	3	5,635				5,638
Redemption of units	87		1,746				1,746
Cash distributions declared ($0.885 per common share)						(26,711)	(26,711)

Balance at June 30, 2002	30,307	$303	$590,197	$(6,165)	$(4,709)	$43,861	$623,487	$32,953

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2002	2001
Operating Activities
Net income	$35,734	$31,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,350	18,909
Amortization of discount on structured finance investments	193	(2,105)
Cumulative effect of change in accounting principle	—	532
Gain on sale of rental properties/preferred investment	—	(4,516)
Equity in net (income) loss from affiliates	(223)	927
Equity in net income from unconsolidated joint ventures	(7,331)	(3,269)
Minority interest	2,305	2,486
Deferred rents receivable	(5,178)	(7,576)
Allowance for bad debts	1,452	2,165
Amortization for deferred compensation	816	698
Changes in operating assets and liabilities:
Restricted cash—operations	3,233	4,650
Tenant and other receivables	(1,770)	(754)
Related party receivables	(17)	(1,066)
Deferred lease costs	(2,806)	(2,872)
Other assets	(1,140)	(3,030)
Accounts payable, accrued expenses and other liabilities	2,910	(2,945)
Deferred revenue	(141)	475
Deferred land lease payable	320	708

Net cash provided by operating activities	47,707	35,172

Investing Activities
Acquisitions of real estate property	—	(390,000)
Additions to real estate property	(8,848)	(14,100)
Restricted cash—capital improvements/acquisitions	700	44,657
Investment in and advances to affiliates	609	(2,486)
Distribution from affiliate	739	—
Investments in unconsolidated joint ventures	(93,807)	(9,741)
Distributions from unconsolidated joint ventures	4,478	2,406
Net proceeds from disposition of rental property	—	80,997
Structured finance investments, net of repayments/participations	(6,610)	(48,644)

Net cash used in investing activities	(102,739)	(336,911)

Financing Activities
Proceeds from mortgage notes payable	—	150,000
Repayments of mortgage notes payable	(12,529)	(29,240)
Proceeds from revolving credit facilities	143,000	343,053
Repayments of revolving credit facilities	(40,000)	(106,188)
Proceeds from stock options exercised	5,638	3,365
Capitalized lease obligation	228	134
Dividends and distributions paid	(33,180)	(25,457)
Deferred loan costs	(832)	(979)

Net cash provided by financing activities	62,325	334,688

Net increase in cash and cash equivalents	7,293	32,949
Cash and cash equivalents at beginning of period	13,193	10,793

Cash and cash equivalents at end of period	$20,486	$43,742

Supplemental cash flow disclosures
Interest paid	$18,555	$26,884

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock as deferred compensation	$588	$3,705
Cancellation of common stock as deferred compensation	$1,122	—
Unrealized loss on derivative instruments	$1,798	$1,085

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Notes To Condensed Consolidated Financial Statements
(Unaudited, and dollars in thousands, except per share data)
June 30, 2002

1. Organization and Basis of Presentation

        SL Green Realty Corp. (the "Company" or "SL Green"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the "Service Corporation"). The Company has qualified, and expects to qualify in its current fiscal year, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

        Substantially all of the Company's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2002, minority investors held, in the aggregate, a 6.8% limited partnership interest in the Operating Partnership.

        As of June 30, 2002, the Company's wholly-owned portfolio (the "Properties") consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City. As of June 30, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.5%. The Company's portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet which were 98.2% occupied as of June 30, 2002. The Company also owns one triple-net leased property located in Shelton, Connecticut. In addition, the Company continues to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

New Accounting Pronouncements

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption did not have a material impact on the Company's results of operations or financial position.

        On May 15, 2002, the Company adopted SFAS No. 145, which rescinded SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The adoption did not have a material impact on the Company's results of operations or financial position. As a result of the adoption of this standard, the Company reclassified an extraordinary loss from the write-off of unamortized financing costs ($98), previously recorded in the six months ended June 2001, to interest expense.

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

3. Property Acquisitions

        During the six months ended June 30, 2002, the Company did not acquire any Property.

Pro Forma

        The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2002 and 2001 as though the 2001 acquisition of 317 Madison Avenue (June 2001) and the offering of 5,000,000 shares of common stock (July 2001) and the equity investment in 1515 Broadway (See Note 6) (May 2002) were made on January 1, 2001.

	2002	2001
Pro forma revenues	$123,960	$140,266
Pro forma net income	$34,877	$29,631
Pro forma basic earnings per common share	$1.16	$1.00
Pro forma diluted earnings per common share	$1.12	$1.00
Common share—basic	30,097	29,706
Common and common equivalent share—diluted	37,750	37,170

4. Property Dispositions

        During the six months ended June 30, 2002, the Company did not dispose of any Property.

5. Structured Finance Investments

        During the six months ended June 30, 2002, the Company originated $26,989 in structured finance investments (net of discount). There was also $20,379 in repayments and participations during the period. At June 30, 2002, all loans were performing in accordance with the terms of the loan agreements. All collateral securing the mortgage loans receivable is located in Manhattan.

        As of June 30, 2002, the Company held the following variable rate structured finance investments:

Loan Type	Interest Rate	Gross Investment	Senior Financing	Principal Outstanding	Initial Maturity Date
Mezzanine Loan	12.09%	$40,265	$130,000	$40,150	January 2003
Mezzanine Loan(1)	13.38%	25,000	107,000	24,716	April 2004
Mezzanine Loan	12.00%	10,300	25,600	10,300	June 2006
Junior Participation	14.00%	10,000	80,000	10,000	September 2002
Junior Participation(2)	14.49%	27,723	67,277	27,723	November 2002
Junior Participation(3)	13.40%	15,000	178,000	14,925	November 2004

				$127,814

(1)
On July 20, 2001 this loan was contributed to a joint venture with the Prudential Real Estate Investors ("PREI"). The Company retained a 50% interest in the loan.

(2)
In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan. As a result, the Company's net investment is $5,545. This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR.

(3)
On April 12, 2002 this loan, whose original investment was $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

Preferred Equity Investments

        The Company made an $8,000 preferred equity investment. This investment entitles the Company to receive a preferential 10% yield. The initial redemption date is May 2006. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold. The balance on the investment was $7,934 at June 30, 2002. The property is encumbered by $65,000 of senior financing.

        The Company made a $53,500 preferred equity investment with an initial redemption date of September 2006. This variable rate investment had a yield of 12.6% at June 30, 2002. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold. The Company also receives asset management fees. The property is encumbered by $186,500 of senior financing.

        The Company made a $6,000 preferred equity investment with a mandatory redemption date of June 2007. There is a one year redemption lockout until June 2003. This variable rate investment had a yield of 13.1% at June 30, 2002. The property is encumbered by $38,000 of senior financing.

6. Investments in Unconsolidated Joint Ventures

SITQ Immobilier Joint Venture

        On May 15, 2002, the Company acquired 1515 Broadway, New York, NY ("1515 Broadway") for a gross purchase price of approximately $483,500. The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets. The property was acquired in a joint venture with SITQ Immobilier, with SL Green retaining an approximate 55% non-controlling interest in the asset.

        The property was acquired with $335,000 of financing of which $275,000 was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the "Mezzanine Loans"). The balance of the proceeds were funded from the Company's unsecured line of credit and from proceeds of the sale of the joint venture interest to SITQ. The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (3.29% at June 30, 2002), matures in June 2004. The mortgage has five 1-year extension options. The Mezzanine Loans consist of two $30,000 loans. The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (5.34% at June 30, 2002), matures in May 2007. The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (6.34% at June 30, 2002), matures in May 2007.

Morgan Stanley Joint Ventures

        On June 20, 2002, the Company and Morgan Stanley Real Estate Fund, through their MSSG II joint venture, sold 469 Seventh Avenue for a gross sales price of $53,100, excluding closing costs. MSSG II realized a gain of approximately $4,808 on the sale of which the Company's share was approximately $1,680. In addition the $36,000 mortgage was repaid in full. As part of the sale, the Company made a preferred equity investment of $6,000 in the entity acquiring the asset. As a result of this continuing investment, the Company will defer recognition of its share of the gain until its preferred investment has been redeemed.

        The condensed combined balance sheets for the unconsolidated joint ventures at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001
Assets
Commercial real estate property	$1,092,367	$656,222
Other assets	110,529	63,634

Total assets	$1,202,896	$719,856

Liabilities and members' equity
Mortgage payable	$743,201	$444,784
Other liabilities	24,577	19,564
Members' equity	435,118	255,508

Total liabilities and members' equity	$1,202,896	$719,856

Company's net investment in unconsolidated joint ventures	$223,354	$123,469

        The condensed combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Total revenues	$35,899	$20,711	$64,121	$38,981

Operating expense	8,851	5,015	16,149	9,703
Real estate taxes	5,507	3,320	9,760	6,175
Interest	7,475	6,040	13,396	11,411
Depreciation and amortization	5,938	2,920	10,034	5,209

Total expenses	27,771	17,295	49,339	32,498

Net income	$8,128	$3,416	$14,782	$6,483

Company's equity in earnings of unconsolidated joint ventures	$3,998	$1,756	$7,331	$3,269

7. Investment in and Advances to Affiliates

	June 30, 2002	December 31, 2001
Investment in and advances to Service Corporation, net	$2,949	$3,781
Investment in and advances to e.Emerge, net	—	4,430

Investments in and advances to affiliates	$2,949	$8,211

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

        All of the management, leasing and construction services with respect to the properties wholly-owned by the Company, are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.

e.Emerge

        On May 11, 2000, the Operating Partnership formed e.Emerge, Inc., a Delaware corporation ("e.Emerge"). e.Emerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to help businesses grow.

        The Company, through the Operating Partnership, owned all of the non-voting common stock of e.Emerge. Through dividends on its equity interest, the Operating Partnership received approximately 100% of the cash flow from e.Emerge operations. All of the voting common stock was held by a Company affiliate. This controlling interest gave the affiliate the power to elect all the directors of e.Emerge. The Company accounted for its investment in e.Emerge on the equity basis of accounting because it had significant influence with respect to management and operations, but did not control the entity. Effective March 26, 2002, the Company acquired all the voting common stock previously held by the Company affiliate. As a result, the Company controls all the common stock of e.Emerge. Effective with the quarter ended March 31, 2002, the Company consolidates the accounts of e.Emerge.

        Effective January 1, 2001, e.Emerge elected to be taxed as a TRS.

        On June 8, 2000, e.Emerge and EUREKA BROADBAND CORPORATION ("Eureka") formed eEmerge.NYC LLC, a Delaware limited liability company ("ENYC") whereby e.Emerge has a 95% interest and Eureka has a 5% interest in ENYC. ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry. ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan. Allocations of net profits, net losses and distributions shall be made in accordance with the limited liability company agreement of ENYC. Effective with the quarter ended March 31, 2002, the Company consolidates the accounts of ENYC.

8. Deferred Costs

        Deferred costs consist of the following:

	June 30, 2002	December 31, 2001
Deferred financing	$15,644	$16,086
Deferred leasing	42,249	40,856

	57,893	56,942
Less accumulated amortization	(23,322)	(22,041)

Total deferred costs, net	$34,571	$34,901

9. Mortgage Notes Payable

        The mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2002 and December 31, 2001 are as follows:

Property	Maturity Date	Interest Rate	2002	2001
50 West 23rd Street	8/1/07	7.33%	$21,000	$21,000
673 First Avenue	12/13/03	9.0%	7,363	8,977
470 Park Avenue South(4)	4/1/04	8.25%	—	9,356
1414 Avenue of the Americas & 70 West 36th St.(1)	5/1/09	7.9%	25,855	26,023
711 Third Avenue(1)	9/10/05	8.13%	48,633	48,824
875 Bridgeport Ave., Shelton, CT	5/10/25	8.32%	14,849	14,867
420 Lexington Avenue(1)	11/1/10	8.44%	123,900	124,745
555 West 57th Street(2)	11/4/04	LIBOR + 2.09%	68,593	68,930
317 Madison Avenue(1)(3)	8/20/04	LIBOR + 1.8%	65,000	65,000

Total fixed rate debt			375,193	387,722

Total floating rate debt			—	—

Total mortgage notes payable(5)			$375,193	$387,722

(1)
Held in bankruptcy remote special purpose entity.

(2)
The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at June 30, 2002 since LIBOR was 1.84% at that date. If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

(3)
Based on LIBOR rate of 1.84% at June 30, 2002. The Company obtained a first mortgage secured by the property on August 16, 2001. The mortgage has two one-year extension options. On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.

(4)
This loan was repaid on June 5, 2002.

(5)
Excludes $22,178 loan obtained to fund a structured finance transaction (See Note 5(2)).

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities and the Company's share of joint venture debt as of June 30, 2002 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Total	Joint Venture Debt
2002	$3,291	$22,178	—	$25,469	$289
2003	7,282	2,002	$197,931	207,215	628
2004	3,734	132,015	—	135,749	321,866
2005	3,366	47,247	—	50,613	16,079
2006	3,270	—	—	3,270	608
Thereafter	21,065	151,921	—	172,986	57,180

	$42,008	$355,363	$197,931	$595,302	$396,650

Mortgage Recording Tax—Hypothecated Loan

        The Operating Partnership mortgage tax credit loans totaled approximately $206,576 from Lehman Brothers Holdings, Inc. ("LBHI") at June 30, 2002. These loans were collateralized by the mortgage encumbering the Operating Partnership's interests in 290 Madison Avenue. The loans were also collateralized by an equivalent amount of the Company's cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rate commensurate with that of a portfolio of six month US Treasury securities, which will mature on May 15, 2003. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at June 30, 2002. The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property level debt, for which these credits would be applicable and provide a financial savings. None of these mortgage tax credit loans had been utilized as of June 30, 2002.

10. Revolving Credit Facilities

2000 Unsecured Credit Facility

        On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250,000 (the "2000 Unsecured Credit Facility") from a group of 9 banks. In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300,000. The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company's leverage ratio. If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points. The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At June 30, 2002, $164,000 was outstanding and carried an effective interest rate of 3.39%. Availability under the 2000 Unsecured Credit Facility at June 30, 2002 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.

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

2001 Secured Credit Facility

        On December 20, 2001, the Company repaid in full and retired its $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured credit facility (the "2001 Secured Credit Facility"). The 2001 Secured Credit Facility has a term of two years with a one year extension option. It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured finance investments. At June 30, 2002, $33,931 was outstanding and carried a weighted average interest rate of 3.46%. The 2001 Secured Credit Facility includes certain restrictions and covenants which are similar to those under the 2000 Unsecured Credit Facility.

11. Stockholders' Equity

Common Shares

        As of June 30, 2002, the Company had 30,307,275 shares of common stock issued and outstanding.

Preferred Shares

        The Company's 4,600,000 8% Preferred Income Equity Redeemable Shares ("PIERS') are non-voting and are convertible at any time at the option of the holder into the Company's common stock at a conversion price of $24.475 per share. The conversion of all PIERS would result in the issuance of 4,699,000 of the Company's common stock which have been reserved for issuance. The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after July 15, 2003 the PIERS may be redeemed at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The Company may pay the redemption price out of the sale proceeds of other shares of stock of the Company. The PIERS were recorded net of underwriters discount and issuance costs. These costs are being accreted over the expected term of the PIERS using the interest method.

Common Unitholders

        On May 15, 2002, the Company issued 28,786 units in connection with the acquisition of 1515 Broadway. As of June 30, 2002, there were 2,212,690 common units outstanding.

        The common unitholders represent the minority interest ownership in the Operating Partnership. They held approximately 6.8% and 7.0% ownership interest in the Operating Partnership as of June 30, 2002 and December 31, 2001, respectively.

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

        During the six months ended June 30, 2002, 41 common shares were issued and $1 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Earnings Per Share

        Earnings per share is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (Income)
	2002	2001	2002	2001
Basic Earnings:
Income available to common shareholders	$15,675	$15,530	$30,888	$26,828
Effect of Dilutive Securities:
Redemption of units to common shares	1,153	1,405	2,305	2,486
Preferred stock (if converted to common stock)	—	2,415	—	4,829
Stock options	—	—	—	—

Diluted Earnings:
Income available to common shareholders	$16,828	$19,350	$33,193	$34,143

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator (Shares)
	2002	2001	2002	2001
Basic Earnings:
Income available to common shareholders	30,200	24,706	30,097	24,706
Effect of Dilutive Securities:
Redemption of units to common shares	2,222	2,295	2,247	2,289
Preferred stock (if converted to common stock)	—	4,699	—	4,699
Stock options	761	483	707	476

Diluted Earnings:
Income available to common shareholders	33,183	32,183	33,051	32,170

        The PIERS outstanding in 2002 were not included in the 2002 computations of earnings per share as they were anti-dilutive during those periods.

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

13. Related Party Transactions

        There are several business relationships with related parties, entities owned by Stephen L. Green or relatives of Stephen L. Green, which involve management, leasing, and construction fee revenues, rental income and maintenance, security, exterminating and messenger service expenses in the ordinary course of business. These transactions for the three and six month periods ended June 30, 2002 and 2001 include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Management revenue	$98	$95	$212	$184
Maintenance expense	1,824	1,462	3,346	2,825
Rental revenue	47	40	85	78

        Amounts due from related parties at June 30, 2002 and December 31, 2001, respectively, consist of:

	2002	2001
17 Battery Condominium Association	$143	$143
Morgan Stanley Real Estate Funds	668	378
SLG 100 Park LLC	320	347
One Park Realty Corp.	33	33
1250 Broadway Realty Corp.	377	906
Officers	1,554	1,484
Other	420	207

Related party receivables	$3,515	$3,498

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

14. Deferred Compensation Award

        Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned and expensed in connection with the realization of this investment gain. This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet. As of June 30, 2002, $2,162 had been paid against this compensation award.

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

        The following table summarizes the notional and fair value of the Company's derivative financial instruments at June 30, 2002. The notional value is an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest Rate Collar	$70,000	6.580%	11/2004	$(4,478)
Interest Rate Swap	$65,000	4.010%	8/2005	$(513)

        On June 30, 2002, the derivative instruments were reported as an obligation at their fair value of $4,991. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $4,709. Currently, all derivative instruments are designated as hedging instruments.

        Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1,949 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

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

        The Company's real estate portfolio is located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5 for additional details on the structured finance investments.

        Selected results of operations for the three and six months ended June 30, 2002 and 2001, and selected asset information as of June 30, 2002 and December 31, 2001, regarding the Company's operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2002	$56,515	$5,762	$62,277
June 30, 2001	61,430	5,046	66,476
Six months ended:
June 30, 2002	112,567	11,393	123,960
June 30, 2001	125,150	8,320	133,470
Operating earnings
Three months ended:
June 30, 2002	$14,984	$4,267	$19,251
June 30, 2001	12,377	3,971	16,348
Six months ended:
June 30, 2002	29,655	8,384	38,039
June 30, 2001	23,931	6,228	30,159
Total assets
June 30, 2002	$1,284,626	$195,248	$1,479,874
December 31, 2001	1,182,939	188,638	1,371,577

        Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less interest expense for the structured finance segment. The Company does not allocate marketing, general and administrative expenses ($3,357 and $3,668, and $6,559 and $7,215 for the three and six months ended June 30, 2002 and 2001, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

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

General

        SL Green Realty Corp. (the "Company"), a Maryland corporation, and SL Green Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. Unless the context requires otherwise, all references to "we," "our", and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

        As of June 30, 2002, our wholly-owned portfolio (the "Properties") consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan ("Manhattan"), a borough of New York City. As of June 30, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.5%. Our portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet. These properties were 98.2% occupied as of June 30, 2002. We also own one triple-net leased property located in Shelton, Connecticut. In addition, we continue to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties and structured finance investments may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or structured finance investments was impaired at June 30, 2002.

        Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur, against this account. The balance reflected on the balance sheet is net of such allowance.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

Results of Operations

        The following comparison for the three and six months ended June 30, 2002 ("2002") to the three and six months ended June 30, 2001 ("2001") makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by us at January 1, 2001 and at June 30, 2002, (ii) the effect of the "2001 Acquisitions," which represents all properties acquired in 2001, namely, 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), and (iii) the effect of the "2001 Dispositions," which represents all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001).

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Rental Revenues (in millions)

	2002	2001	$ Change	% Change
Rental revenue	$48.2	$53.4	$(5.2)	(9.7)%
Escalation and reimbursement revenue	6.5	7.3	(0.8)	(10.9)%
Signage revenue	0.3	0.2	0.1	50.0%

Total	$55.0	$60.9	$(5.9)	(9.7)%

Same Store Properties	$47.4	$47.8	$(0.4)	(0.8)%
2001 Acquisitions	6.3	2.9	3.4	117.2%
2001 Dispositions	1.5	11.3	(9.8)	(86.7)%
Other	(0.2)	(1.1)	0.9	81.8%

Total	$55.0	$60.9	$(5.9)	(9.7)%

        The decrease in rental revenue in the Same-Store Properties was primarily due to a decrease in occupancy from 98.6% in 2001 to 96.8% in 2002. Over the past year, occupancy rates at our wholly- owned properties have decreased from 98.6% at June 30, 2001 to 96.5% at June 30, 2002. Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 39% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 26.7%. Approximately 3.1% of the space leased at wholly-owned properties expires during the remainder of 2002.

        The decrease in escalation and reimbursement revenue was primarily due to the decrease in electric reimbursement ($0.3 million) due to lower electric expense and operating expense recoveries ($0.8 million). On an annualized basis, the Company expects to recover approximately 85% of its electric costs.

        The increase in signage revenue was primarily attributable to new temporary signs leased at 1466 Broadway and 317 Madison Avenue ($0.1 million).

Investment and Other Income (in millions)

	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$4.0	$1.8	$2.2	122.2%
Investment and preferred equity income	5.8	5.0	0.8	16.0%
Other	1.5	0.6	0.9	150.0%

Total	$11.3	$7.4	$3.9	52.7%

        The increase in equity in net income of unconsolidated joint ventures is due to the Company's five joint venture investments in 2001 comprising 2.2 million square feet and six joint venture investments in 2002 comprising 4.6 million square feet. Occupancy at the joint venture properties increased from 97.0% in 2001 to 98.2% in 2002. The Company estimates that the difference between existing in-place fully escalated rents at its joint venture properties and current market rents is approximately 49.6%. Approximately 7.0% of the space leased at joint venture properties expires during the remainder of 2002.

        The increase in investment and preferred equity income primarily represents interest income from structured finance transactions ($1.1 million) for 2002. The weighted average loan balance outstanding and yield were $153.7 million and 12.7% respectively, for 2002, compared to $70.6 million and 15.0%, respectively, for 2001. This was offset by a decrease in investment income from excess cash on hand ($0.4 million).

        The increase in other income is primarily due to increased management and asset management fees earned from joint ventures ($0.4 million) due to the increase in the size of the joint venture properties compared to prior periods. In addition, there was an increase in lease buyout income ($0.3 million).

Property Operating Expenses (in millions)

	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$10.1	$9.6	$0.5	5.2%
Electric costs	4.1	4.5	(0.4)	(8.9)%
Real estate taxes	7.3	8.0	(0.7)	(8.7)%
Ground rent	3.2	3.2	—	—

Total	$24.7	$25.3	$(0.6)	(2.4)%

Same Store Properties	$20.8	$20.2	$0.6	3.0%
2001 Acquisitions	2.9	1.0	1.9	190.0%
2001 Dispositions	0.8	3.9	(3.1)	(79.5)%
Other	0.2	0.2	—	—

Total	$24.7	$25.3	$(0.6)	(2.4)%

        The increase in Same-Store Properties operating expenses ($0.3 million, excluding electric costs) was primarily due to increases in operating payroll ($0.2 million), security costs ($0.2 million), and repairs and maintenance ($0.2 million). These increases were partially offset by decreases in professional fees ($0.3 million).

        The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

        The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $1.3 million. This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($0.3 million) due to higher assessed property values and the 2001 Acquisitions ($0.4 million).

Other Expenses (in millions)

	2002	2001	$ Change	% Change
Interest expense	$9.5	$13.2	$(3.7)	(28.0)%
Depreciation and amortization expense	9.8	9.2	0.6	6.5%
Marketing, general and administrative expense	3.4	3.7	(0.3)	(8.1)%

Total	$22.7	$26.1	$(3.4)	(13.0)%

        The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($3.4 million) and reduced interest costs on floating rate debt ($1.4 million). This was partially offset by increases due to costs associated with new investment activity ($0.9 million) and the funding of ongoing capital projects and working capital reserves ($0.1 million) as well as yield maintenance on the early repayment of the 470 Park Avenue South mortgage ($0.2 million). The weighted average interest rate decreased from 7.19% at June 30, 2001 to 6.51% at June 30, 2002 and the weighted average debt balance decreased from $687.1 million to $539.8 million for these same periods.

        Marketing, general and administrative expense decreased primarily due to lower personnel and severance costs ($0.3 million). We have reduced our marketing, general and administrative costs to 5.4% of total revenue in 2002 compared to 5.5% in 2001.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Rental Revenues (in millions)

	2002	2001	$ Change	% Change
Rental revenue	$96.0	$108.4	$(12.4)	(11.4)%
Escalation and reimbursement revenue	13.3	15.4	(2.1)	(13.6)%
Signage revenue	0.7	0.5	0.2	40.0%

Total	$110.0	$124.3	$(14.3)	(11.5)%

Same Store Properties	$95.4	$96.0	$(0.6)	(0.6)%
2001 Acquisitions	12.1	4.5	7.6	168.9%
2001 Dispositions	3.1	25.9	(22.8)	(88.0)%
Other	(0.6)	(2.1)	1.5	71.4%

Total	$110.0	$124.3	$(14.3)	(11.5)%

        The decrease in rental revenue in the Same-Store Properties was primarily due to a decrease in occupancy from 98.6% in 2001 to 96.8% in 2002. Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 35% higher than previous fully escalated rents. The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 26.7%. Approximately 3.1% of the space leased at wholly-owned properties expires during the remainder of 2002.

        The decrease in escalation and reimbursement revenue was primarily due to the decrease in electric reimbursement ($1.4 million) due to lower electric expense and operating expense recoveries ($0.9 million). On an annualized basis, the Company expects to recover approximately 85% of its electric costs.

        The increase in signage revenue was primarily attributable to new temporary signs leased at 420 Lexington Avenue, 1466 Broadway and 317 Madison Avenue ($0.2 million).

Investment and Other Income (in millions)

	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$7.3	$3.3	$4.0	121.2%
Investment and preferred equity income	11.4	8.3	3.1	37.4%
Other	2.6	0.9	1.7	188.9%

Total	$21.3	$12.5	$8.8	70.4%

        The increase in equity in net income of unconsolidated joint ventures is due to the Company's five joint venture investments in 2001 comprising 2.2 million square feet and six joint venture investments in 2002 comprising 4.6 million square feet. Occupancy at the joint venture properties increased from 97.0% in 2001 to 98.2% in 2002. The Company estimates that the difference between existing in-place fully escalated rents at its joint venture properties and current market rents is approximately 49.6%. Approximately 7.0% of the space leased at joint venture properties expires during the remainder of 2002.

        The increase in investment income primarily represents interest income from structured finance transactions ($3.7 million). The weighted average loan balance outstanding and yield were $160.1 million and 12.6%, respectively, for 2002, compared to $63.9 million and 17.1%, respectively, for 2001. This was million offset by a decrease in investment income from excess cash on hand ($0.7 million).

        The increase in other income is primarily due to management and asset management fees earned from joint ventures ($0.9 million) due to the increase in the size of the joint venture properties compared to prior periods. In addition, there was an increase in lease buyout income ($0.3 million).

Property Operating Expenses (in millions)

	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$20.6	$20.4	$0.2	0.1%
Electric costs	7.3	9.5	(2.2)	(23.2)%
Real estate taxes	14.7	16.1	(1.4)	(8.7)%
Ground rent	6.3	6.3	—	—

Total	$48.9	$52.3	$(3.4)	(6.5)%

Same Store Properties	$41.5	$41.3	$0.2	0.5%
2001 Acquisitions	5.5	1.5	4.0	266.7%
2001 Dispositions	1.6	9.3	(7.7)	(82.8)%
Other	0.3	0.2	0.1	50.0%

Total	$48.9	$52.3	$(3.4)	(6.5)%

        The increase in the Same-Store Properties operating expenses ($0.1 million, excluding electric costs) was primarily due to increases in security costs and insurance ($0.5 million), operating payroll ($0.1 million), and repairs and maintenance ($0.2 million). These increases were partially offset by decreases in professional fees and advertising ($0.3 million) and lower steam costs ($0.5 million).

        The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

        The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $3.1 million. This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($0.7 million) due to higher assessed property values and the 2001 Acquisitions ($1.0 million).

Other Expenses (in millions)

	2002	2001	$ Change	% Change
Interest expense	$18.6	$27.1	$(8.5)	(31.4)%
Depreciation and amortization expense	19.4	18.9	0.5	2.7%
Marketing, general and administrative expense	6.6	7.2	(0.6)	(8.3)%

Total	$44.6	$53.2	$(8.6)	(16.2)%

        The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($9.7 million) and reduced interest costs on floating rate debt ($2.4 million). This was partially offset by increases due to costs associated with new investment activity ($3.3 million) and the funding of ongoing capital projects and working capital reserves ($0.3 million) as well as yield maintenance on the early repayment of the 470 Park Avenue South mortgage ($0.2 million). The weighted average interest rate decreased from 7.19% at June 30, 2001 to 6.51% at June 30, 2002 and the weighted average debt balance decreased from $687.1 million to $539.8 million for these same periods.

        Marketing, general and administrative expense decreased primarily due to lower personnel and severance costs ($0.6 million). We have reduced our marketing, general and administrative costs to 5.3% of total revenues in 2002 compared to 5.4% in 2001.

Liquidity and Capital Resources

        We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership); and (5) net proceeds from divestitures of properties. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments. We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

Cash Flows

        Net cash provided by operating activities increased $12.5 million to $47.7 million for the six months ended June 30, 2002 compared to $35.2 million for the six months ended June 30, 2001. Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the 2001 Dispositions and contributions to a joint venture.

        Net cash used in investing activities decreased $234.2 million to $102.7 million for the six months ended June 30, 2002 compared to $336.9 million for the six months ended June 30, 2001. The decrease was due primarily to the acquisitions of One Park Avenue ($233.9 million) and 1370 Broadway ($50.5 million) in January 2001 compared to no acquisitions of wholly-owned properties in 2002. Approximately $51 million of the 2001 acquisitions was funded out of restricted cash set aside from the sale of 17 Battery Place South. The increase in joint venture investments was due to the acquisition of 1515 Broadway in May 2002. The increase in structured finance investments relates primarily to the timing of originations and repayments or participations of these investments.

        Net cash provided by financing activities decreased $272.3 million to $62.4 million for the six months ended June 30, 2002 compared to $334.7 million for the six months ended June 30, 2001. The decrease was primarily due to lower borrowing requirements due to the decrease in acquisitions which would have been funded with mortgage debt and draws under the line of credit.

Capitalization

        On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement. The net proceeds from this offering ($148.4 million) were used to pay down our 2000 Unsecured Credit Facility. After this offering, we still have the ability to issue up to an aggregate amount of $251 million of our common and preferred stock.

Rights Plan

        On February 16, 2000, our Board of Directors authorized a distribution of one preferred share purchase right ("Right") for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share ("Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share ("Purchase Price"), subject to adjustment as provided in the rights agreement. The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by us.

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

Dividend Reinvestment and Stock Purchase Plan

        We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan ("DRIP") which was declared effective on September 10, 2001. The DRIP commenced on September 24, 2001. We registered 3,000,000 shares of common stock under the DRIP.

        During the six months ended June 30, 2002, we were issued 41 common shares and received $1,084 of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

Indebtedness

        At June 30, 2002, borrowings under our mortgage loans and credit facilities (excluding our share of joint venture debt of $397 million) represented 31.8% of our market capitalization of $1.9 billion (based on a common stock price of $35.65 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2002). Market capitalization includes debt, common and preferred stock and conversion of all operating partnership units.

        The tables below summarize our mortgage debt and lines of credit indebtedness outstanding at June 30, 2002 and December 31, 2001, respectively (in thousands).

	June 30, 2002	December 31, 2001
Debt Summary:
Balance
Fixed rate	$241,600	$253,792
Variable rate—hedged	133,593	133,930

Total fixed rate	375,193	387,722

Variable rate	186,178	60,000
Variable rate—supporting variable rate assets	33,931	57,109

Total variable rate	220,109	117,109

Total	$595,302	$504,831

Percent of Total Debt:
Total fixed rate	63.03%	76.80%
Variable rate	36.97%	23.20%

Total	100.00%	100.00%

Effective Interest Rate at End of Period
Fixed rate	7.79%	8.23%
Variable rate	3.39%	3.49%

Effective interest rate	6.51%	7.13%

        The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.84% at June 30, 2002). Our total debt at June 30, 2002 had a weighted average term to maturity of approximately 4.2 years.

        As of June 30, 2002, we had four variable rate structured finance investments collateralizing the secured credit facility. These structured finance investments, totaling $87.7 million, mitigate our exposure to interest rate changes on its unhedged variable rate debt.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate debt arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest cost by approximately $2.6 million and would increase our share of joint venture annual interest cost by approximately $2.7 million.

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Approximately $375 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt as of June 30, 2002 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

Mortgage Financing

        As of June 30, 2002, our total mortgage debt (excluding our share of joint venture debt of approximately $397 million) consisted of approximately $375 million of fixed rate debt with an effective interest rate of approximately 7.79% and no unhedged variable rate debt. Our mortgage debt at June 30, 2002, encumbering 9 of our wholly-owned properties, will mature as follows (in thousands):

	Scheduled Amortization	Principal Payment	Total
2002	$3,291	$—	$3,291
2003	7,282	2,002	9,284
2004	3,734	132,015	135,749
2005	3,366	47,247	50,613
2006	3,270	—	3,270
Thereafter	21,065	151,921	172,986

Total	$42,008	$333,185	$375,193

Revolving Credit Facilities

2000 Unsecured Credit Facility

        We currently have a $300 million unsecured credit facility, which matures in June 2003. At June 30, 2002, $164 million was outstanding under this unsecured credit facility and carried an effective interest rate of 3.39%. Availability under our unsecured credit facility at June 30, 2002 was further reduced by the issuance of letters of credit in the amount of $5 million for acquisition deposits.

2001 Secured Credit Facility

        We also have a $75 million secured credit facility, which matures in December 2003. This secured credit facility is secured by various structured finance investments. At June 30, 2002, $33.9 million was outstanding under this secured credit facility and carried a weighted average interest rate of 3.46%.

Restrictive Covenants

        The terms of the unsecured and secured credit facilities include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the minimum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT under the Federal Income Tax code, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.

Insurance

        The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage. We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio. This policy, which includes full coverage for acts of terrorism, expires in October 2002. Additionally, a property we recently purchased for a gross purchase price of $483.5 million, 1515 Broadway, has stand-alone insurance coverage, which provides for full all risk coverage but has a limit of $250 million in terrorism coverage. While we believe this is sufficient coverage, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace the asset. This policy will expire in May 2003. We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies. Our policies may not cover newly acquired properties, and additional insurance may need to be obtained prior to October 2002.

        Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases and our revolving credit agreements, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks, it could adversely affect our ability to finance and/or refinance our properties and to expand our portfolio.

Capital Expenditures

        We estimate that for the six months ending December 31, 2002, we will incur approximately $21.2 million of capital expenditures (including tenant improvements) on properties currently owned. Of that total, over $7.2 million of the capital investments are dedicated to redevelopment costs, including New York City local law 11, associated with properties acquired after our IPO. We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

        We expect to pay dividends to our stockholders primarily based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $1.77 per share, we would pay approximately $53.6 million in dividends. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2000 Unsecured Credit Facility and the 2001 Secured Credit Facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Funds from Operations

        The revised White Paper on Funds from Operations ("FFO") approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REIT's that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

        FFO for the three and six months ended June 30, 2002 and 2001, respectively, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	2002	2001	2002	2001
Income before minority interest, gain on sale, preferred stock dividend and cumulative effect adjustment	$19,251	$16,348	$38,039	$30,257
Add:
Depreciation and amortization	9,753	9,189	19,350	18,909
FFO adjustment for unconsolidated joint ventures	2,713	1,358	4,594	2,354
Less:
Dividends on preferred shares	(2,300)	(2,300)	(4,600)	(4,600)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(1,057)	(1,157)	(2,044)	(2,312)

Funds From Operations—basic	28,360	23,438	55,339	44,608
Dividends on preferred shares	2,300	2,300	4,600	4,600

Funds From Operations—diluted	$30,660	$25,738	$59,939	$49,208

Cash flows provided by operating activities	$23,007	$18,610	$47,707	$35,172
Cash flows used in investing activities	$(99,036)	$(51,605)	$(102,739)	$(336,911)
Cash flows provided by financing activities	$84,086	$68,659	$62,325	$334,688

Inflation

        Substantially all of our office leases provide for separate real estate tax and operating expense escalations. In addition, many of our leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates (in thousands) as of June 30, 2002:

	Long-Term Debt
					Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
					Amount	Yield
2002	$3,291	7.34%	$22,178	3.45%	$37,723	14.4%
2003	9,284	7.76%	197,931	3.46%	40,151	12.0%
2004	135,749	7.68%	—	—	39,641	13.5%
2005	50,613	8.23%	—	—	—	—
2006	3,270	8.24%	—	—	71,733	10.5%
Thereafter	172,986	8.33%	—	—	6,000	13.1%

Total	$375,193	8.23%	$220,109	3.45%	$195,248	12.7%

Fair Value	$391,440		$220,109		$195,248

        The table below presents the gross principal cash flows based upon maturity dates of our share of joint venture debt obligations and the related weighted-average interest rates by expected maturity dates (in thousands) as of June 30, 2002:

	Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2002	$289	7.44%	—	—
2003	628	7.44%	—	—
2004	47,416	7.44%	274,450	3.65%
2005	16,079	8.00%	—	—
2006	608	8.00%	—	—
Thereafter	57,180	8.00%	—	—

Total	$122,200	7.79%	$274,450	3.65%

Fair Value	$122,772		$274,450

        The table below lists all our derivative instruments and their related fair value as of June 30, 2002:

	Notional Value	Strike Rate	Expiration Date	Fair Value	SL Green's Share
Interest Rate Collar	$70,000	6.580%	11/2004	$(4,478)	$(4,478)
Interest Rate Swap	$65,000	4.010%	8/2005	(513)	(513)
Interest Rate Cap	$150,000	8.000%	1/2004	22	12
Interest Rate Cap	$85,000	6.500%	11/2004	214	118
Interest Rate Cap Sold	$46,750	6.500%	11/2004	(118)	(118)
Interest Rate Swap	$46,750	4.038%	1/2005	(759)	(759)
Interest Rate Cap	$275,000	7.000%	6/2004	304	167
Interest Rate Cap	$30,000	9.000%	6/2004	12	12
Interest Rate Cap	$30,000	9.000%	6/2004	12	12

Total				$(5,304)	$(5,547)

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See Footnote 12 to the financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its annual meeting of stockholders on May 14, 2002, at which the following matters were voted upon:

  1.
  To elect two Class II director of the Company to serve until the 2005 Annual Meeting of Stockholders and until their successor is duly elected and qualified.

  2.
  To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

  3.
  To approve the Company's Amended 1997 Stock Option and Incentive Plan, as amended.

        The results of the meeting were as follows:

	For	Against	Abstain
Proposal 1:
Marc Holliday	26,057,494	—	894,467
John S. Levy	26,566,959	—	385,002
Proposal 2:	25,619,022	1,292,457	40,482
Proposal 3:	21,594,085	3,837,265	16,257

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits:

10.1
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership.

10.2
1515 Broadway, New York, NY Contribution Agreement among Astor Plaza Venture, L.P., a Delaware limited partnership, and 1515 Broadway Associates, L.P., a Delaware limited partnership, and The Equitable Life Assurance Society of the United States, a New York Corporation and SL Green Realty Acquisition LLC, a Delaware limited liability company.

(b)
Reports on Form 8-K:

        The Registrant filed a Current Report on Form 8-K on April 24, 2002 in connection with its first quarter 2002 earnings release and supplemental information package.

        The Registrant filed a Current Report on Form 8-K on May 16, 2002 in connection with its press release announcing the closing of 1515 Broadway.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.
By:	/s/ THOMAS E. WIRTH Thomas E. Wirth Executive Vice President, Chief Financial Officer

Date: July 31 2002

QuickLinks

SL GREEN REALTY CORP. INDEX
  PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
SL Green Realty Corp. Condensed Consolidated Balance Sheets (Amounts in thousands, except per share data)
SL Green Realty Corp. Condensed Consolidated Statements of Income (Unaudited, and amounts in thousands, except per share data)
SL Green Realty Corp. Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Unaudited, and amounts in thousands, except per share data)
SL Green Realty Corp. Condensed Consolidated Statements of Cash Flows (Unaudited, and amounts in thousands, except per share data)
SL Green Realty Corp. Notes To Condensed Consolidated Financial Statements (Unaudited, and dollars in thousands, except per share data) June 30, 2002
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES