Form 10-Q
period 2002-09-30
SL GREEN REALTY CORP
filed 2002-11-12
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	13-3956775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices - zip code)

(212) 594-2700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes     ☒     No     ☐.

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 30,378,943 at October 31, 2002.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)	(Note 1)
Assets

Commercial real estate properties, at cost:

Land and land interests	$131,078	$138,337
Buildings and improvements	675,499	689,094
Building leasehold	147,911	144,736
Property under capital lease	12,208	12,208
	966,696	984,375
Less accumulated depreciation	(119,056)	(100,776)
	847,640	883,599
Assets held for sale	41,185	—
Cash and cash equivalents	13,450	13,193
Restricted cash	32,538	38,424
Tenant and other receivables, net of allowance of $5,882 and $3,629 in 2002 and 2001, respectively	8,066	8,793
Related party receivables	4,832	3,498
Deferred rents receivable, net of allowance of $6,321 and $5,264 in 2002 and 2001, respectively	54,992	51,855
Investment in and advances to affiliates	3,146	8,211
Structured finance investments, net of discount of $303 and $593 in 2002 and 2001, respectively	194,709	188,638
Investments in unconsolidated joint ventures	217,108	123,469
Deferred costs, net	34,957	34,901
Other assets	14,569	16,996
Total assets	$1,467,192	$1,371,577
Liabilities and Stockholders’ Equity

Mortgage notes payable	$374,800	$409,900
Revolving credit facilities	173,931	94,931
Derivative instruments at fair value	8,540	3,205
Accrued interest payable	1,945	1,875
Accounts payable and accrued expenses	33,935	22,819
Deferred compensation awards	671	1,838
Deferred revenue/gain	3,777	1,381
Capitalized lease obligations	15,895	15,574
Deferred land lease payable	14,466	14,086
Dividend and distributions payable	16,693	16,570
Security deposits	19,420	18,829
Liabilities related to assets held for sale	21,414	—
Total liabilities	685,487	601,008
Commitments and Contingencies

Minority interest in Operating Partnership	44,941	46,430
8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at September 30, 2002 and December 31, 2001	111,599	111,231

Stockholders’ Equity

Common stock, $0.01 par value 100,000 shares authorized, 30,376 and 29,978 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	303	300
Additional paid – in-capital	591,668	583,350
Deferred compensation plans	(5,987)	(7,515)
Accumulated other comprehensive loss	(8,279)	(2,911)
Retained earnings	47,460	39,684
Total stockholders’ equity	625,165	612,908
Total liabilities and stockholders’ equity	$1,467,192	$1,371,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Rental revenue	$47,245	$46,237	$140,023	$151,138
Escalation and reimbursement revenues	8,824	8,726	21,630	23,656
Signage rent	191	424	924	953
Investment income	3,871	3,306	11,420	11,626
Preferred equity income	1,960	630	5,805	630
Other income	1,095	472	3,402	1,307
Total revenues	63,186	59,795	183,204	189,310
Expenses
Operating expenses including $1,722 and $5,068 (2002) and $1,298 and $4,123 (2001) to affiliates	15,997	14,739	43,174	43,930
Real estate taxes	7,688	7,154	21,798	22,749
Ground rent	3,159	3,101	9,478	9,419
Interest	9,378	9,724	27,235	36,116
Depreciation and amortization	9,795	8,792	28,648	27,192
Marketing, general and administrative	3,160	4,116	9,719	11,331
Total expenses	49,177	47,626	140,052	150,737
Income from continuing operations before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest, cumulative effect adjustment and discontinued operations	14,009	12,169	43,152	38,573
Equity in net income (loss) from affiliates	21	(57)	245	(984)
Equity in net income of unconsolidated joint ventures	5,784	2,752	13,113	6,020
Operating earnings	19,814	14,864	56,510	43,609
Gain on sale of rental properties	—	647	—	5,164
Minority interest in operating partnership attributable to continuing operations	(1,167)	(950)	(3,380)	(3,313)
Income from continuing operations before cumulative effect adjustment	18,647	14,561	53,130	45,460
Cumulative effect of change in accounting principle	—	—	—	(532)
Income from continuing operations	18,647	14,561	53,130	44,928
Income from discontinued operations, net of minority interest	789	786	2,034	2,076
Net income	19,436	15,347	55,164	47,004
Preferred stock dividends	(2,300)	(2,300)	(6,900)	(6,900)
Preferred stock accretion	(123)	(114)	(368)	(343)

Net income available to common shareholders	$17,013	$12,933	$47,896	$39,761
Basic earnings per share:
Income from continuing operations before gain on sale	$0.53	$0.40	$1.52	$1.27
Income from discontinued operations	0.03	0.03	0.07	0.08
Gain on sale	—	0.02	—	0.20
Cumulative effect of change in accounting principle	—	—	—	(0.02)
Net income available to common shareholders	$0.56	$0.45	$1.59	$1.53
Diluted earnings per share:
Income from continuing operations before gain on sale	$0.52	$0.39	$1.49	$1.27
Income from discontinued operations	0.02	0.03	0.06	0.07
Gain on sale	—	0.02	—	0.18
Cumulative effect of change in accounting principle	—	—	—	(0.02)
Net income available to common shareholders	$0.54	$0.44	$1.55	$1.50
Dividends per common share	$0.4425	$0.3875	$1.3275	$1.1625
Basic weighted average common shares outstanding	30,357	28,511	30,185	25,988
Diluted weighted average common shares and common share equivalents outstanding	37,811	31,373	33,074	28,792

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

and Comprehensive Income

(Unaudited, and amounts in thousands, except per share data)

	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
	Shares	Par Value

Balance at December 31, 2001	29,978	$300	$583,350	$(7,515)	$(2,911)	$39,684	$612,908
Comprehensive Income:
Net income						55,164	55,164	$55,164
SL Green’s share of joint venture unrealized loss on derivative instruments								(3,005)
Unrealized loss on derivative instruments					(5,368)		(5,368)	(5,368)
Preferred dividend and accretion requirement						(7,268)	(7,268)
Deferred compensation plan and stock award, net	(31)		(515)	534			19
Amortization of deferred compensation plan				994			994
Proceeds from stock options exercised	296	3	6,147				6,150
Redemption of units	133		2,686				2,686
Cash distributions declared ($1.3275 per common share)						(40,120)	(40,120)

Balance at September 30, 2002	30,376	$303	$591,668	$(5,987)	$(8,279)	$47,460	$625,165	$46,791

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2002	2001
Operating Activities
Net income	$55,164	$47,004
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	730	947
Depreciation and amortization	28,648	27,192
Amortization of discount on structured finance investments	290	(1,458)
Write-off of deferred financing costs	—	430
Cumulative effect of change in accounting principle	—	532
Gain on sale of rental properties/preferred investment	—	(5,164)
Equity in net (income) loss from affiliates	(245)	984
Equity in net income from unconsolidated joint ventures	(13,113)	(6,020)
Minority interest	3,380	3,313
Deferred rents receivable	(7,212)	(8,091)
Allowance for bad debts	2,253	2,410
Amortization for deferred compensation	994	1,047
Changes in operating assets and liabilities:
Restricted cash – operations	3,813	6,525
Tenant and other receivables	(2,038)	(5,574)
Related party receivables	(1,334)	(1,043)
Deferred lease costs	(5,966)	(3,559)
Other assets	2,302	4,787
Accounts payable, accrued expenses and other liabilities	11,617	(5,511)
Deferred revenue	652	251
Deferred land lease payable	380	768
Net cash provided by operating activities	80,315	59,770
Investing Activities
Acquisitions of real estate property	—	(390,000)
Additions to real estate property	(18,016)	(19,102)
Restricted cash – capital improvements/acquisitions	2,073	43,194
Investment in and advances to affiliates	390	(3,181)
Distribution from affiliate	739	—
Investments in unconsolidated joint ventures	(93,807)	(25,544)
Distributions from unconsolidated joint ventures	14,365	2,406
Net proceeds from disposition of rental property	—	95,079
Structured finance investments, net of repayments/participations	(6,360)	(104,326)
Net cash used in investing activities	(100,616)	(401,474)
Financing Activities
Proceeds from mortgage notes payable	—	237,178
Repayments of mortgage notes payable	(14,100)	(38,185)
Proceeds from revolving credit facilities	151,000	432,053
Repayments of revolving credit facilities	(72,000)	(405,688)
Net proceeds from sale of common stock	—	148,689
Proceeds from stock options exercised	6,150	5,054
Capitalized lease obligation	321	202
Dividends and distributions paid	(49,892)	(38,276)
Deferred loan costs	(921)	(4,125)
Net cash provided by financing activities	20,558	336,902
Net increase/(decrease) in cash and cash equivalents	257	(4,802)
Cash and cash equivalents at beginning of period	13,193	10,793
Cash and cash equivalents at end of period	$13,450	$5,991
Supplemental cash flow disclosures
Interest paid	$36,046	$37,267
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock as deferred compensation	$588	$3,705
Cancellation of common stock as deferred compensation	$1,122	—
Unrealized loss on derivative instruments	$5,368	$1,085

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, and dollars in thousands, except per share data)

September 30, 2002

1.              Organization and Basis of Presentation

SL Green Realty Corp. (the “Company” or “SL Green”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the “Service Corporation”).  The Company has qualified, and expects to qualify in its current fiscal year, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2002, minority investors held, in the aggregate, a 6.7% limited partnership interest in the Operating Partnership.

As of September 30, 2002, the Company’s wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of September 30, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.6%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet which were 97.5% occupied as of September 30, 2002.  The Company also owns one triple-net leased property located in Shelton, Connecticut.  In addition, the Company continues to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership (the “Operating Partnership Agreement”), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner has the right to redeem limited partnership units (“Units”) for cash, or if the Company so elects, shares of common stock.  Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2002 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The adoption did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS No 4, 44 and 64, Amendment of SFAS No 13, and Technical Correction.  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provision of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.”  The adoption did not have a material impact on the Company’s results of operations or financial position.  As a result of the adoption of this standard, the Company reclassified extraordinary losses from the write-off of unamortized financing costs ($332 and $430, previously recorded in the three and nine months ended September 2001 respectively), to interest expense.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company does not anticipate that the adoption of this statement will have a material affect on the Company’s results of operations or financial position.

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

3.  Property Acquisitions

During the nine months ended September 30, 2002, the Company did not acquire any Properties.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2002 and 2001 as though the 2001 acquisition of 317 Madison Avenue (June 2001) and the offering of 5,000,000 shares of common stock (July 2001) and the equity investment in 1515 Broadway (See Note 6) (May 2002) were made on January 1, 2001.

	2002	2001
Pro forma revenues	$183,204	$196,106
Pro forma net income	$50,888	$42,131
Pro-forma common shares - basic	30,185	32,523
Pro-forma common share and common share equivalents - diluted	37,773	29,761
Pro-forma earnings per common share - basic	$1.69	$1.42
Pro-forma earnings per common share and common share equivalents - diluted	$1.63	$1.41

4.  Property Dispositions and Assets Held for Sale

During the nine months ended September 30, 2002, the Company did not dispose of any Properties.

At September 30, 2002, the Company considered the property located at 50 West 23rd Street to be held for sale under the criteria of SFAS 144.  Condensed financial information of the results of operations for this real estate asset, classified as held for sale at September 30, 2002, included in discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues
Rental revenue	$1,819	$1,734	$5,215	$5,240
Escalation and reimbursement revenues	212	388	746	811
Signage rent and other income	15	7	25	33
Total revenues	2,046	2,129	5,986	6,084
Operating expense	402	337	1,141	1,053
Real estate taxes	317	298	910	841
Interest	398	393	1,171	1,167
Depreciation and amortization	83	255	580	764
Total expenses	1,200	1,283	3,802	3,825
Income from discontinued operations	846	846	2,184	2,259
Minority interest in operating partnership	(57)	(60)	(150)	(183)
Income from discontinued operations, net of minority interest	$789	$786	$2,034	$2,076

5.  Structured Finance Investments

During the nine months ended September 30, 2002, the Company originated $27,086 in structured finance investments (net of discount).  There was also $21,015 in repayments and participations during the period.  At September 30, 2002, all loans were performing in accordance with the terms of the loan agreements.  All collateral securing the mortgage loans receivable is located in Manhattan.

As of September 30, 2002, the Company held the following variable rate structured finance investments:

Loan Type	Interest Rate	Gross Investment	Senior Financing	Principal Outstanding	Initial Maturity Date

Mezzanine Loan	12.40%	$40,265	$130,000	$39,589	January 2003
Mezzanine Loan(1)	13.10%	25,000	107,000	24,756	April 2004
Mezzanine Loan	11.46%	10,300	25,600	10,300	June 2006
Junior Participation	10.00%	10,000	80,000	10,000	December 2002
Junior Participation(2)	15.17%	27,723	67,277	27,723	November 2002
Junior Participation(3)	13.40%	15,000	178,000	14,925	November 2004
				$127,293

(1)	On July 20, 2001 this loan was contributed to a joint venture with the Prudential Real Estate Investors (“PREI”). The Company retained a 50% interest in the loan. The original investment was $50,000.

(2)

In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment is $5,545.  This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR (1.81% at September 30, 2002).

(3)	On April 12, 2002 this loan, whose original investment was $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

Preferred Equity Investments

In June 2001, the Company made an $8,000 preferred equity investment.  This investment entitles the Company to receive a preferential 10% yield.  The initial redemption date is May 2006.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The balance on the investment was $7,916 at September 30, 2002.  The property is encumbered by $65,000 of senior financing.

In September 2001, the Company made a $53,500 preferred equity investment with an initial redemption date of September 2006.  This variable rate investment had a yield of 12.6% at September 30, 2002.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The Company also receives asset management fees.  The property is encumbered by $186,500 of senior financing.

In June 2002, the Company made a $6,000 preferred equity investment with a mandatory redemption date of June 2007.  There is a one-year redemption lockout until June 2003.  This variable rate investment had a yield of 12.95% at September 30, 2002.  The property is encumbered by $38,000 of senior financing.

6.  Investments in Unconsolidated Joint Ventures

SITQ Immobilier Joint Venture

On May 15, 2002, the Company acquired 1515 Broadway, New York, NY (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with SITQ Immobilier, with SL Green retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.

1515 Broadway was acquired with $335,000 of financing of which $275,000 was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from proceeds of the sale of the joint venture interest to SITQ.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (3.27% at September 30, 2002), matures in June 2004.  The mortgage has five 1-year extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (5.31% at September 30, 2002), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (6.31% at September 30, 2002), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.

Morgan Stanley Joint Ventures

On June 20, 2002, the Company and Morgan Stanley Real Estate Fund, through their MSSG II joint venture, sold 469 Seventh Avenue for a gross sales price of $53,100, excluding closing costs. MSSG II realized a gain of approximately $4,808 on the sale of which the Company’s share was approximately $1,680.  In addition the $36,000 mortgage was repaid in full.  As part of the sale, the Company made a preferred equity investment of $6,000 in the entity acquiring the asset.  As a result of this continuing investment, the Company will defer recognition of its share of the gain until its preferred investment has been redeemed.

The Company does not guarantee any of the joint venture debt.  The condensed combined balance sheets for the unconsolidated joint ventures at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001
Assets
Commercial real estate property	$893,382	$656,222
Other assets	294,307	63,634
Total assets	$1,187,689	$719,856

Liabilities and members’ equity
Mortgage payable	$742,928	$444,784
Other liabilities	27,501	19,564
Members’ equity	417,260	255,508
Total liabilities and members’ equity	$1,187,689	$719,856
Company’s net investment in unconsolidated joint ventures	$217,108	$123,469

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Total revenues	$45,935	$27,770	$110,056	$66,751
Operating expense	12,254	6,845	28,385	16,548
Real estate taxes	6,835	4,264	16,595	10,439
Interest	9,058	7,491	22,987	18,902
Depreciation and amortization	7,006	4,279	17,064	9,488
Total expenses	35,153	22,879	85,031	55,377
Net income	$10,782	$4,891	$25,025	$11,374
Company’s equity in net income of unconsolidated joint ventures	$5,784	$2,752	$13,113	$6,020

7.  Investment in and Advances to Affiliates

	September 30, 2002	December 31, 2001
Investment in and advances to Service Corporation, net	$3,146	$3,781
Investment in and advances to e.Emerge, net	—	4,430
Investments in and advances to affiliates	$3,146	$8,211

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

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.

e.Emerge

On May 11, 2000, the Operating Partnership formed e.Emerge, Inc., a Delaware corporation (“e.Emerge”).  e.Emerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to businesses.

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

On June 8, 2000, e.Emerge and Eureka Broadband Corporation (“Eureka”) formed eEmerge.NYC LLC, a Delaware limited liability company (“ENYC”) whereby e.Emerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions shall be made in accordance with the limited liability company agreement of ENYC.  Effective with the quarter ended March 31, 2002, the Company consolidates the accounts of ENYC.

8.    Deferred Costs

Deferred costs consist of the following:

	September 30, 2002	December 31, 2001

Deferred financing	$15,389	$16,086
Deferred leasing	44,220	40,856
	59,609	56,942
Less accumulated amortization	(24,652)	(22,041)
Total deferred costs, net	$34,957	$34,901

9.  Mortgage Notes Payable

The mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2002 and December 31, 2001 are as follows:

Property	Maturity Date	Interest Rate	2002	2001
50 West 23rd Street(6)	8/1/07	7.33%	$21,000	$21,000
673 First Avenue	12/13/03	9.0%	6,530	8,977
470 Park Avenue South(4)	4/1/04	8.25%	—	9,356
1414 Avenue of the Americas & 70 West 36th St.(1)	5/1/09	7.9%	25,775	26,023
711 Third Avenue(1)	9/10/05	8.13%	48,546	48,824
875 Bridgeport Ave., Shelton, CT	5/10/25	8.32%	14,840	14,867
420 Lexington Avenue(1)	11/1/10	8.44%	123,508	124,745
555 West 57th Street(2)	11/4/04	LIBOR + 2.00%	68,423	68,930
317 Madison Avenue(1)(3)	8/20/04	LIBOR + 1.80%	65,000	65,000
Total fixed rate debt			$373,622	$387,722
Total floating rate debt			—	—
Total mortgage notes payable(5)			$373,622	$387,722

(1)	Held in bankruptcy remote special purpose entity.
(2)

The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at September 30, 2002 since LIBOR was 1.81% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

(3)

Based on LIBOR rate of 1.81% at September 30, 2002.  The Company obtained a first mortgage secured by the property on August 16, 2001.  The mortgage has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.

(4)	This loan was repaid on June 5, 2002.
(5)	Excludes $22,178 loan obtained to fund a structured finance transaction (See Note 5(2)).
(6)	This asset is classified as held for sale. The related loan is included in liabilities related to assets held for sale on the accompanying balance sheet.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities and the Company’s share of joint venture debt as of September 30, 2002 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Total	Joint Venture Debt
2002	$1,720	$22,178	—	$23,898	$152
2003	7,282	2,002	$173,931	183,215	628
2004	3,734	132,015	—	135,749	321,866
2005	3,366	47,247	—	50,613	16,079
2006	3,270	—	—	3,270	608
2007	3,410	19,224	—	22,634	659
Thereafter	17,655	132,697	—	150,352	56,522
	$40,437	$355,363	$173,931	$569,731	$396,514

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $206,576 from Lehman Brothers Holdings, Inc. (“LBHI”) at September 30, 2002.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue. The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities. Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on May 15, 2003. The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at September 30, 2002.  The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property level debt, for which these credits would be applicable and provide a financial savings.  None of these mortgage tax credit loans had been utilized as of September 30, 2002.

10.  Revolving Credit Facilities

2000 Unsecured Credit Facility

On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250,000 (the “2000 Unsecured Credit Facility”) from a group of 9 banks.  In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300,000.  The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points.  The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At September 30, 2002, $143,000 was outstanding and carried an effective interest rate of 3.27%.  Availability under the 2000 Unsecured Credit Facility at September 30, 2002 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.

The terms of the 2000 Unsecured Credit Facility include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable the Company to continue to qualify as a REIT under the Code, the Company will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.

2001 Secured Credit Facility

On December 20, 2001, the Company repaid in full and retired its $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured credit facility (the “2001 Secured Credit Facility”).  The 2001 Secured Credit Facility has a term of two years with a one year extension option.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured finance investments.  At September 30, 2002, $30,931 was outstanding and carried a weighted average interest rate of 3.31%.  The 2001 Secured Credit Facility includes certain restrictions and covenants which are similar to those under the 2000 Unsecured Credit Facility.

11.  Stockholders’ Equity

Common Shares

As of September 30, 2002, the Company had 30,376,134 shares of common stock issued and outstanding.

Preferred Shares

The Company’s 4,600,000 8% Preferred Income Equity Redeemable Shares (“PIERS’) are non-voting and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $24.475 per share.  The conversion of all PIERS would result in the issuance of 4,699,000 of the Company’s common stock which have been reserved for issuance.  The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after July 15, 2003 the PIERS may be redeemed at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The Company may pay the redemption price out of the sale proceeds of other shares of stock of the Company.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs are being accreted over the expected term of the PIERS using the interest method.

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

During the nine months ended September 30, 2002, 56 common shares were issued and $2 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (Income)	2002	2001	2002	2001
Basic Earnings:
Income available to common shareholders	$17,013	$12,933	$47,896	$39,761
Effect of Dilutive Securities:
Redemption of units to common shares	1,167	950	3,380	3,313
Preferred stock (if converted to common stock)	2,423	—	—	—
Stock options	—	—	—	—
Diluted Earnings:
Income available to common shareholders	$20,603	$13,883	$51,276	$43,074

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator (Shares)	2002	2001	2002	2001
Basic Shares:	30,357	28,511	30,185	25,988
Effect of Dilutive Securities:
Redemption of units to common shares	2,180	2,280	2,224	2,286
Preferred stock (if converted to common stock)	4,699	—	—	—
Stock options	575	582	665	518
Diluted Shares	37,811	31,373	33,074	28,792

The PIERS outstanding in 2001 and 2002 were not included in the 2001 and the nine months ended September 30, 2002 computations of earnings per share as they were anti-dilutive during those periods.

12.  Minority Interest

On May 15, 2002, the Operating Partnership issued 28,786 Units in connection with the acquisition of 1515 Broadway.  As of September 30, 2002, there were 2,166,440 Units outstanding.

The unitholders represent the minority interest ownership in the Operating Partnership.  They held approximately 6.7% and 7.0% ownership interest in the Operating Partnership as of September 30, 2002 and December 31, 2001, respectively.

13.  Commitments and Contingencies

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which the Company manages, but does not own.  Personal injury claims have been filed against the Company and others by 11 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

The Company has received a commitment from a lender, whereby the Company will be provided with a five-year variable rate term loan in an amount of up to $150,000.  The loan will be a variable rate loan based on a spread over LIBOR based on the Company’s leverage ratio.  The spread will initially be 150 basis points.  The Company expects to close the loan in the fourth quarter, but we cannot assure you that it will close.

14.  Related Party Transactions

There are several business relationships with related parties, entities owned by Stephen L. Green, the Company’s Chief Executive Officer, or relatives of Stephen L. Green, which involve management, leasing, and construction fee revenues, rental income and maintenance, security, exterminating and messenger service expenses in the ordinary course of business. These transactions for the three and nine month periods ended September 30, 2002 and 2001 include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Management revenue	$131	$78	$489	$219
Maintenance expense	1,722	1,298	5,068	4,123
Rental revenue	32	39	118	117

Amounts due from related parties at September 30, 2002 and December 31, 2001, respectively, consist of:

	2002	2001
17 Battery Condominium Association	$127	$143
110 Condominium Association	240	—
Morgan Stanley Real Estate Funds	608	378
SLG 100 Park LLC	345	347
One Park Realty Corp.	33	33
1250 Broadway Realty Corp.	333	906
Officers	1,493	1,484
Other	1,653	207
Related party receivables	$4,832	$3,498

In January 2001, an officer received a $1,000 loan from the Company secured by the pledge of his Company stock. Recourse for repayment of this loan is limited to those shares.  The loan is forgivable upon the attainment of specific financial performance goals by December 31, 2006.

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001.  Mr. Morton Holliday, the father of Mr. Marc Holliday, the Company’s President, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by the Company to Sonnenblick for such services was approximately $319 in 2001.

15.  Deferred Compensation Award

Contemporaneous with the sale of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management earned and expensed in connection with the realization of this investment gain.  This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet.  As of September 30, 2002, $2,162 had been paid against this compensation award.

16.  Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2002.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Expiration Date	Fair Value

Interest Rate Collar	$70,000	6.580%	11/2004	$(5,617)
Interest Rate Swap	$65,000	4.010%	8/2005	$(2,923)

On September 30, 2002, the derivative instruments were reported as an obligation at their fair value of $8,540.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $8,279.  Currently, all derivative instruments are designated as hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $2,259 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

The Company is not currently hedging exposure to variability in future cash flows for forecasted transactions other than anticipated future interest payments on existing debt.

17.  Segment Information

The Company is a REIT engaged in owning, managing, leasing and repositioning office properties in Manhattan and has two reportable segments, office real estate and structured finance investments.  The Company evaluates real estate performance and allocates resources based on earnings contribution to net operating income.

The Company’s real estate portfolio is primarily located in the geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on the structured finance investments.

Selected results of operations for the three and nine months ended September 30, 2002 and 2001, and selected asset information as of September 30, 2002 and December 31, 2001, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2002	$57,355	$5,831	$63,186
September 30, 2001	55,859	3,936	59,795
Nine months ended:
September 30, 2002	165,979	17,225	183,204
September 30, 2001	177,054	12,256	189,310
Operating earnings
Three months ended:
September 30, 2002	$15,620	$4,194	$19,814
September 30, 2001	12,280	2,584	14,864
Nine months ended:
September 30, 2002	43,931	12,579	56,510
September 30, 2001	34,796	8,813	43,609
Total assets
September 30, 2002	$1,272,483	$194,709	$1,467,192
December 31, 2001	1,182,939	188,638	1,371,577

Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($3,160 and $4,116, and $9,719 and $11,331, for the three and nine months ended September 30, 2002 and 2001, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”).  Such forward-looking statements relate to, without limitation, the Company’s future capital expenditures, dividends and acquisitions (including the amount and nature thereof), expansion and other development trends of the real estate industry, business strategies, expansion and growth of the Company’s operations.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate.  The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which the Company has made assumptions are general economic and business (particularly real estate) conditions, the business opportunities that may be presented to and pursued by the Company, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond the control of the Company.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

The following discussion related to the consolidated financial statements of the Company should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in the Company’s 2001 annual report on Form 10-K.

General

SL Green Realty Corp. (the “Company”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  Unless the context requires otherwise, all references to “we,” “our”, and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

As of September 30, 2002, our wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of September 30, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the Properties was 96.6%.  Our portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet.  These properties were 97.5% occupied as of September 30, 2002.  We also own one triple-net leased property located in Shelton, Connecticut.  In addition, we continue to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or structured finance investments was impaired at September 30, 2002.

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

Results of Operations

The following comparison for the three and nine months ended September 30, 2002 (“2002”) to the three and nine months ended September 30, 2001 (“2001”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2001 and at September 30, 2002, (ii) the effect of the “2001 Acquisitions,” which represents all properties acquired in 2001, namely, 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the “2001 Dispositions,” which represents all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001), and (iv) “Other,” which represents all other assets including assets of which a portion was sold and assets classified as held for sale.

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Rental Revenues (in millions)

	2002	2001	$ Change	% Change
Rental revenue	$47.2	$46.2	$1.0	2.2%
Escalation and reimbursement revenue	8.8	8.7	0.1	1.1%
Signage revenue	0.2	0.4	(0.2)	(50.0)%
Total	$56.2	$55.3	$0.9	1.6%

Same Store Properties	$48.4	$47.5	$0.9	1.9%
2001 Acquisitions	6.3	5.4	0.9	16.7%
2001 Dispositions	—	—	—	—
Other	1.5	2.4	(0.9)	(37.5)%
Total	$56.2	$55.3	$0.9	1.6%

Rental revenue in the Same-Store Properties increased despite a decrease in occupancy from 97.7% in 2001 to 96.9% in 2002.  Over the past year, occupancy rates at our wholly-owned properties have decreased from 97.7% at September 30, 2001 to 96.6% at September 30, 2002.  Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 48.0% higher than previous fully escalated rents.  The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 20.7%. Approximately 1.8% of the space leased at wholly-owned properties expires during the remainder of 2002.

The increase in escalation and reimbursement revenue was primarily due to the increase in operating expense recoveries ($0.1 million).  For the current quarter, the Company recovered approximately 86% of its electric costs.

The decrease in signage revenue was primarily attributable to signs leased at 1466 Broadway ($0.2 million).

Investment and Other Income (in millions)

	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$5.8	$2.8	$3.0	107.1%
Investment and preferred equity income	5.8	3.9	1.9	48.7%
Other	1.1	0.5	0.6	120.0%
Total	$12.7	$7.2	$5.5	76.4%

The increase in equity in net income of unconsolidated joint ventures is due to the Company’s six joint venture investments in 2001 comprising 3.1 million square feet and six joint venture investments in 2002 comprising 4.6 million square feet.  This increase was primarily driven by the acquisition of 1515 Broadway and its results being included for the full quarter.  This was partially offset by the sale of 469 Seventh Avenue in June 2002.  Occupancy at the joint venture properties increased from 97.1% in 2001 to 97.5% in 2002.  The Company estimates that the difference between existing in-place fully escalated rents at its joint venture properties and current market rents is approximately 41.5%.  Approximately 6.4% of the space leased at joint venture properties expires during the remainder of 2002.

The increase in investment and preferred equity income primarily represents interest income from structured finance transactions ($2.1 million) for 2002.  The weighted average loan balance outstanding and yield were $194.7 million and 12.45%, respectively, for 2002 compared to $95.9 million and 16.5%, respectively, for 2001.  This was offset by a decrease in investment income from excess cash on hand ($0.2 million).

The increase in other income is primarily due to increased management and asset management fees earned from joint ventures ($0.8 million) due to the increase in the size of the joint venture properties compared to prior periods.  In addition, there was a decrease in lease buyout income ($0.2 million).

Property Operating Expenses

(in millions)	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$10.5	$9.0	$1.5	16.7%
Electric costs	5.5	5.7	(0.2)	(3.5)%
Real estate taxes	7.7	7.2	0.5	6.9%
Ground rent	3.2	3.1	0.1	3.2%
Total	$26.9	$25.0	$1.9	7.6%

Same Store Properties	$22.6	$21.6	$1.0	4.6%
2001 Acquisitions	3.1	2.4	0.7	29.2%
2001 Dispositions	—	—	—	—
Other	1.2	1.0	0.2	20.0%
Total	$26.9	$25.0	$1.9	7.6%

The increase in Same-Store Properties operating expenses, excluding real estate taxes, ($0.5 million), was primarily due to increases in management, professional and advertising costs ($0.4 million), and security costs ($0.2 million).  These increases were partially offset by decreases in utility costs ($0.1 million).

The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.5 million) primarily due to higher assessed property values.

Other Expenses (in millions)

	2002	2001	$ Change	% Change
Interest expense	$9.4	$9.7	$(0.3)	(3.1)%
Depreciation and amortization expense	9.8	8.8	1.0	11.4%
Marketing, general and administrative expense	3.2	4.1	(0.9)	(22.0)%
Total	$22.4	$22.6	$(0.2)	(0.9)%

The decrease in interest expense was primarily attributable to reduced interest costs on floating rate debt ($0.9 million) and proceeds from the July 2001 common stock offering as it was used to repay outstanding debt ($0.2 million).  The 2001 balance also includes $0.3 million associated with the reclassification of an extraordinary item related to the early extinquishment of debt.  This was partially offset by increases due to costs associated with new investment activity ($0.8 million), costs associated with refinancings and amortization ($0.2 million) and the funding of ongoing capital projects and working capital reserves ($0.1 million) The weighted average interest rate decreased from 7.29% at September 30, 2001 to 6.15% at September 30, 2002 and the weighted average debt balance increased from $431.9 million to $588.9 million for these same periods.

Marketing, general and administrative expense decreased primarily due to a $1.0 million donation made in 2001 to the Twin Towers Fund.  We have reduced our marketing, general and administrative costs to 5.0% of total revenue in 2002 compared to 6.9% in 2001.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Rental Revenues (in millions)

	2002	2001	$ Change	% Change
Rental revenue	$140.0	$151.1	$(11.1)	(7.4)%
Escalation and reimbursement revenue	21.6	23.7	(2.1)	(8.9)%
Signage revenue	0.9	1.0	(0.1)	(10.0)%
Total	$162.5	$175.8	$(13.3)	(7.6)%

Same Store Properties	$139.9	$138.7	$1.2	0.9%
2001 Acquisitions	18.4	9.9	8.5	85.9%
2001 Dispositions	2.0	14.4	(12.4)	(86.1)%
Other	2.2	12.8	(10.6)	(82.8)%
Total	$162.5	$175.8	$(13.3)	(7.6)%

The decrease in rental revenue in the Same-Store Properties was primarily due to a decrease in occupancy from 97.7% in 2001 to 96.9% in 2002.  Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 43% higher than previous fully escalated rents.  The Company estimates that the difference between existing in-place fully escalated rents and current market rents on its wholly-owned properties is approximately 20.7%.  Approximately 1.8% of the space leased at wholly-owned properties expires during the remainder of 2002.

The decrease in escalation and reimbursement revenue was primarily due to the decrease in electric reimbursement ($1.4 million) due to lower electric expense and a decrease in operating expense recoveries ($0.7 million).  On an annualized basis, the Company expects to recover approximately 87% of its electric costs.

The decrease in signage revenue was primarily attributable to signs leased at 1466 Broadway ($0.1 million).

Investment and Other Income (in millions)

	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$13.1	$6.0	$7.1	118.3%
Investment and preferred equity income	17.2	12.3	4.9	39.8%
Other	3.4	1.3	2.1	161.5%
Total	$33.7	$19.6	$14.1	71.9%

The increase in equity in net income of unconsolidated joint ventures is due to the Company’s six joint venture investments in 2001 comprising 3.1 million square feet and six joint venture investments in 2002 comprising 4.6 million square feet.  The increase was primarily due to 1 Park being included for all of 2002, but only four months of 2001 and 1515 Broadway being included for four months in 2002 and none in 2001.  This was partially offset by 469 Seventh Avenue which was sold in June 2002.  Occupancy at the joint venture properties increased from 97.1% in 2001 to 97.5% in 2002.  The Company estimates that the difference between existing in-place fully escalated rents at its joint venture properties and current market rents is approximately 41.5%.  Approximately 6.4% of the space leased at joint venture properties expires during the remainder of 2002.

The increase in investment income primarily represents interest income from structured finance transactions ($5.7 million).  The weighted average loan balance outstanding and yield were $186.9 million and 12.6%, respectively, for 2002 compared to $73.3 million and 16.6%, respectively, for 2001.  This was offset by a decrease in investment income from excess cash on hand ($0.9 million).

The increase in other income is primarily due to management and asset management fees earned from joint ventures ($2.0 million) due to the increase in the size of the joint venture properties compared to prior periods.

Property Operating Expenses (in millions)

	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$30.5	$28.9	$1.6	5.5%
Electric costs	12.7	15.0	(2.3)	(15.3)%
Real estate taxes	21.8	22.7	(0.9)	(4.0)%
Ground rent	9.5	9.4	0.1	1.1%
Total	$74.5	$76.0	$(1.5)	(2.0)%

Same Store Properties	$62.8	$61.7	$1.1	1.8%
2001 Acquisitions	8.6	3.9	4.7	120.5%
2001 Dispositions	0.7	4.9	(4.2)	(85.7)%
Other	2.4	5.5	(3.1)	(56.4)%
Total	$74.5	$76.0	$(1.5)	(2.0)%

Same-Store Properties operating expenses, excluding real estate taxes, were relatively flat.  There were increases in security costs and insurance ($0.8 million), advertising ($0.2 million), operating payroll ($0.1 million), management ($0.6 million) and repairs and maintenance ($0.2 million).  These increases were partially offset by decreases in professional fees ($0.3 million), electric costs ($1.1 million), and lower steam costs ($0.5 million).

The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $3.0 million.  This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($1.1 million) due to higher assessed property values and the 2001 Acquisitions ($1.0 million).

Other Expenses (in millions)

	2002	2001	$ Change	% Change
Interest expense	$27.2	$36.1	$(8.9)	(24.7)%
Depreciation and amortization expense	28.6	27.2	1.4	5.2%
Marketing, general and administrative expense	9.7	11.3	(1.6)	(14.2)%
Total	$65.5	$74.6	$(9.1)	(12.2)%

The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($9.7 million) and reduced interest costs on floating rate debt ($3.3 million).  The 2001 balance also includes $0.3 million associated with the reclassification of an extraordinary item related to the early extinguishment of debt.  This was partially offset by increases due to costs associated with new investment activity ($4.1 million) and the funding of ongoing capital projects and working capital reserves ($0.4 million).  The weighted average interest rate decreased from 7.29% at September 30, 2001 to 6.15% at September 30, 2002 and the weighted average debt balance increased from $431.9 million to $588.9 million for these same periods.

Marketing, general and administrative expense decreased primarily due to a $1.0 million donation made in 2001 to the Twin Towers Fund and a decrease in corporate advertising ($0.5 million).  We have reduced our marketing, general and administrative costs to 5.3% of total revenues in 2002 compared to 6.0% in 2001.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership); and (5) net proceeds from divestitures of properties.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our liquidity requirements for the foreseeable future.

Cash Flows

Net cash provided by operating activities increased $20.5 million to $80.3 million for the nine months ended September 30, 2002 compared to $59.8 million for the nine months ended September 30, 2001. Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the 2001 Dispositions and contributions to a joint venture.

Net cash used in investing activities decreased $300.9 million to $100.6 million for the nine months ended September 30, 2002 compared to $401.5 million for the nine months ended September 30, 2001.  The decrease was due primarily to the acquisitions of One Park Avenue ($233.9 million) and 1370 Broadway ($50.5 million) in January 2001 compared to no acquisitions of wholly-owned properties in 2002.  Approximately $51 million of the 2001 acquisitions was funded out of restricted cash set aside from the sale of 17 Battery Place South.  The increase in joint venture investments was due to the acquisition of 1515 Broadway in May 2002.  The decrease in structured finance investments relates primarily to the timing of originations and repayments or participations of these investments.

Net cash provided by financing activities decreased $316.3 million to $20.6 million for the nine months ended September 30, 2002 compared to $336.9 million for the nine months ended September 30, 2001.  The decrease was primarily due to lower borrowing requirements due to the decrease in acquisitions, which would have been funded with mortgage debt and draws under the line of credit.  In addition, the 2001 financing activities include the $148.7 million in net proceeds from a common stock offering.

Capitalization

On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($148.7 million) were used to pay down our 2000 Unsecured Credit Facility.  After this offering, we still have the ability to issue up to an aggregate amount of $251 million of our common and preferred stock under an existing effective registration statement.

Rights Plan

On February 16, 2000, our Board of Directors authorized a distribution of one preferred share purchase right (“Right”) for each outstanding share of common stock under a shareholder rights plan.  This distribution was made to all holders of record of the common stock on March 31, 2000. Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share (“Preferred Shares”), at a price of $60.00 per one one-hundredth of a Preferred Share (“Purchase Price”), subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by us.

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

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

During the nine months ended September 30, 2002, we were issued 56 common shares and received approximately $2 thousand of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

Indebtedness

At September 30, 2002, borrowings under our mortgage loans and credit facilities (excluding our share of joint venture debt of $396.5 million) represented 33.8% of our market capitalization of $1.68 billion (based on a common stock price of $30.74 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2002).  Market capitalization includes debt, common and preferred stock and conversion of all operating partnership units.

The tables below summarize our mortgage debt and lines of credit indebtedness outstanding at September 30, 2002 and December 31, 2001, respectively (in thousands).

	September 30, 2002	December 31, 2001
Debt Summary:

Balance
Fixed rate	$240,199	$253,792
Variable rate – hedged	133,423	133,930
Total fixed rate	373,622	387,722
Variable rate	165,178	60,000
Variable rate–supporting variable rate assets	30,931	57,109
Total variable rate	196,109	117,109
Total	$569,731	$504,831

Percent of Total Debt:
Total fixed rate	65.58%	76.80%
Variable rate	34.42%	23.20%
Total	100.00%	100.00%

Effective Interest Rate at End of Period:
Fixed rate	7.78%	8.23%
Variable rate	3.29%	3.49%
Effective interest rate	6.24%	7.13%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.81% at September 30, 2002).  Our wholly-owned debt at September 30, 2002 had a weighted average term to maturity of approximately 4.9 years.

As of September 30, 2002, we had six variable rate structured finance investments collateralizing the secured credit facility.  These structured finance investments, totaling $103.7 million, mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest cost by approximately $2.3 million and would increase our share of joint venture annual interest cost by approximately $1.7 million.

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

Approximately $373.6 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt as of September 30, 2002 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

Mortgage Financing

As of September 30, 2002, our total mortgage debt (excluding our share of joint venture debt of approximately $396.5 million) consisted of approximately $373.6 million of fixed rate debt with an effective interest rate of approximately 7.78% and no unhedged variable rate debt.  Our mortgage debt at September 30, 2002, encumbering nine of our wholly-owned properties, will mature as follows (in thousands):

	Scheduled Amortization	Principal Payment	Total
2002	$1,720	$—	$1,720
2003	7,282	2,002	9,284
2004	3,734	132,015	135,749
2005	3,366	47,247	50,613
2006	3,270	—	3,270
2007	3,410	19,224	22,634
Thereafter	17,655	132,697	150,352
Total	$40,437	$333,185	$373,622

Revolving Credit Facilities

2000 Unsecured Credit Facility

We currently have a $300 million unsecured credit facility, which matures in June 2003.  At September 30, 2002, $143 million was outstanding under this unsecured credit facility and carried an effective interest rate of 3.27%.  Availability under our unsecured credit facility at September 30, 2002 was further reduced by the issuance of letters of credit in the amount of $5 million for acquisition deposits.

2001 Secured Credit Facility

We also have a $75 million secured credit facility, which matures in December 2003.  This secured credit facility is secured by various structured finance investments.  At September 30, 2002, $30.9 million was outstanding under this secured credit facility and carried a weighted average interest rate of 3.31%.

Restrictive Covenants

The terms of the unsecured and secured credit facilities include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.

Insurance

The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage.  We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $100 million of terrorism coverage and expires in October 2003.  Additionally, a joint venture property we recently purchased for a gross purchase price of $483.5 million, 1515 Broadway, has stand-alone insurance coverage, which provides for full all risk coverage but has a limit of $250 million in terrorism coverage.  This policy will expire in May 2003.  While we believe our insurance coverage is adequate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover recently acquired properties or properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2003.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2002, we will incur approximately $15.9 million and $4.9 million of capital expenditures (including tenant improvements) on currently owned wholly-owned and joint venture properties, respectively.  Of those total capital investments over $7.7 million for wholly-owned properties and $4.6 million for joint venture properties are dedicated to redevelopment costs, including New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders primarily based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.77 per share, we would pay approximately $53.8 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2000 Unsecured Credit Facility and the 2001 Secured Credit Facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Funds from Operations

The revised White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REIT’s that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the three and nine months ended September 30, 2002 and 2001, respectively, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2002	2001	2002	2001
Income before minority interest, gain on sale, preferred stock dividend and cumulative effect adjustment	$19,814	$14,864	$56,510	$43,609
Add:
FFO from discontinued operations	927	1,096	2,754	2,840
Depreciation and amortization	9,795	8,792	28,648	27,192
FFO adjustment for unconsolidated joint ventures	3,072	2,225	7,666	4,579
Less:
Dividends on preferred shares	(2,300)	(2,300)	(6,900)	(6,900)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(1,046)	(1,055)	(3,083)	(3,371)
Funds From Operations – basic	30,262	23,622	85,595	67,949
Dividends on preferred shares	2,300	2,300	6,900	6,900
Funds From Operations –diluted	$32,562	$25,922	$92,495	$74,849
Cash flows provided by operating activities	$32,608	$24,598	$80,315	$59,770
Cash flows provided by (used in) investing activities	$2,123	$(64,563)	$(100,616)	$(401,474)
Cash flows (used in) provided by financing activities	$(41,767)	$2,214	$20,558	$336,902

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates (in thousands) as of September 30, 2002:

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Yield
2002	$1,720	7.34%	$22,178	3.28%	$37,724	13.80%
2003	9,284	7.76%	173,931	3.28%	39,589	12.40%
2004	135,749	7.68%	—	—	39,680	13.21%
2005	50,613	8.23%	—	—	—	—
2006	3,270	8.24%	—	—	71,716	10.50%
2007	22,634	8.35%			6,000	12.95
Thereafter	150,352	8.33%	—	—	—	—
Total	$373,622	8.23%	$196,109	3.28%	$194,709	13.03%
Fair Value	$402,502		$196,109		$194,709

The table below presents the gross principal cash flows based upon maturity dates of our share of joint venture debt obligations and the related weighted-average interest rates by expected maturity dates (in thousands) as of September 30, 2002:

		Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2002	$152	7.44%	—	—
2003	628	7.44%	—	—
2004	147,416	7.44%	174,450	3.63%
2005	16,079	8.00%	—	—
2006	608	8.00%	—	—
2007	659	8.00%	—	—
Thereafter	56,522	8.00%	—	—
Total	$222,063	7.79%	$174,450	3.63%
Fair Value	$229,557		$174,450

The table below lists all our derivative instruments, including joint ventures, and their related fair value as of September 30, 2002:

	Notional Value	Strike Rate	Expiration Date	Fair Value	SL Green’s Share

Interest Rate Collar	$70,000	6.800%	11/2004	$(5,617)	$(5,617)
Interest Rate Swap	$65,000	4.010%	8/2005	(2,923)	(2,923)
Interest Rate Cap	$150,000	8.000%	1/2004	3	3
Interest Rate Cap	$85,000	6.500%	11/2004	68	37
Interest Rate Cap Sold	$46,750	6.500%	11/2004	(37)	(37)
Interest Rate Swap	$46,750	4.038%	1/2005	(1,992)	(1,992)
Interest Rate Cap	$275,000	7.000%	6/2004	57	31
Interest Rate Cap	$30,000	9.000%	6/2004	3	2
Interest Rate Cap	$30,000	9.000%	6/2004	3	2
Interest Rate Cap Sold	$100,000	7.000%	6/2004	(26)	(26)
Interest Rate Swap	$100,000	2.299%	6/2004	(704)	(704)
Total				$(11,165)	$(11,224)

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities.  As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Footnote 13 to the financial statements.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The Registrant filed an amended Current Report on Form 8-K on July 15, 2002 in connection with its acquisition of 1515 Broadway.

The Registrant filed a Current Report on Form 8-K on July 25, 2002 in connection with its second quarter 2002 earnings release and supplemental information package.

The Registrant filed a Current Report on Form 8-K on August 12, 2002 containing a certification by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Thomas E. Wirth
Thomas E. Wirth
Executive Vice President and Chief Financial Officer

Date: November 12, 2002

CERTIFICATIONS

I, Stephen Green, Chairman of the Board and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SL Green Realty Corp. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stephen Green
Name:	Stephen Green
Title:	Chief Executive Officer

I, Thomas E. Wirth, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SL Green Realty Corp. (the “registrant”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Thomas E. Wirth
Name:	Thomas E. Wirth
Title:	Chief Financial Officer