Form 10-K
period 2002-12-31
SL GREEN REALTY CORP
filed 2003-03-26
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(212) 594-2700
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

8% Preferred Income Equity Redeemable SharesSM , $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐.

As of March 3, 2003, there were 30,811,990 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (30,210,902 shares) at March 3, 2003, was $898,774,335.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 7, 2003 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL GREEN REALTY CORP.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders

PART II

5. Market for Registrant’s Common Equity and Related Stockholders Matters
6. Selected Financial Data
7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
7A. Quantitative and Qualitative Disclosures about Market Risk
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions
14. Controls and Procedures

PART IV

15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

PART I

ITEM 1.     BUSINESS

General

SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing.  We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity.  S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, our Chairman and Chief Executive Officer, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan (“Manhattan”), a borough of New York City.  From 1980 to 1997, S.L. Green Properties had been involved in the acquisition of an aggregate of 31 office properties in Manhattan containing approximately 4.0 million square feet and the management of an aggregate of 50 office properties in Manhattan containing approximately 10.5 million square feet.

As of December 31, 2002, our portfolio, which included interests in 25 properties aggregating 11.5 million square feet, consisted of 19 wholly-owned commercial properties (the “Properties”) and six partially-owned commercial properties encompassing approximately 6.9 million and 4.6 million rentable square feet, respectively, located primarily in midtown Manhattan.  Our wholly-owned interests in these properties represent fee ownership (15 properties), including ownership in condominium units, leasehold ownership (two properties) and operating sublease ownership (two properties).  Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants.  We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of our wholly-owned properties was 96.6%.  Our six partially-owned properties, which we own through unconsolidated joint ventures, were 97.3% occupied as of December 31, 2002, (collectively, with the Properties, the “Portfolio”).  See Note 6 to the consolidated financial statements for a further discussion on our ownership interests in One Park Avenue, one of our joint venture properties.  We also own one triple-net leased retail property located in Shelton, Connecticut.  In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  Our corporate staff consists of 124 persons, including 96 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  We maintain a website at www.slgreen.com.  On our website, you can obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.

Unless the content requires otherwise, all references to “we,” “our,” and “us” in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries (including SL Green Operating Partnership, L.P. (the “Operating Partnership”)), and the predecessors thereof (the “SL Green Predecessor”) or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and “SL Green Properties” means SL Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

Corporate Structure

In connection with our initial public offering (“IPO”) in August 1997, our Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties.  We refer to this management entity as the “Service Corporation.”  We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership, a Delaware limited partnership.  We are the sole managing general partner of, and as of December 31, 2002, was the owner of approximately 93.4% of the economic interests in, our Operating Partnership.  All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC (“Management LLC”).  Our Operating Partnership owns a 100% interest in Management LLC.

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on our equity interest, we expect to receive substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  We account for our investment in the Service Corporation on the equity basis of accounting because we have significant influence with respect to management and operations, but do not control the entity.  Therefore, the operations of the Service Corporation are not consolidated into our financial results.  Effective January 1, 2001, the Service Corporation elected to be taxed as a taxable REIT subsidiary.

Business and Growth Strategies

Our primary business objective is to maximize total return to shareholders through growth in funds from operations and appreciation in the value of our assets.  We seek to achieve this objective by assembling a compelling portfolio of Manhattan office properties by capitalizing on current opportunities in the Manhattan office market through: (i) property acquisitions (including through joint ventures) - acquiring office properties at significant discounts to replacement costs with market rents at a significant premium to fully escalated in place rents which provide attractive initial yields and the potential for cash flow growth; (ii) property repositioning - repositioning acquired properties that are under performing through renovations, active management; and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments.  Generally, we focus on properties that are within a ten minute walk of midtown Manhattan’s primary commuter stations, which we believe is a competitive advantage throughout the business cycle.

Property Acquisitions. We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets).  In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management’s 20 years of experience as a full service, fully integrated real estate company focused on the office market in Manhattan; (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies); and (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions.

Property Repositioning. We believe that there are properties that may be acquired which could greatly benefit from our management’s experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their submarkets.  Many office buildings are located in or near submarkets which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets.  Featuring unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in these properties provides us an opportunity to meet market needs and generate favorable returns.

Property Dispositions. We continuously evaluate our properties to identify which are most suitable to meet our long term earnings growth objectives and contribute to increasing portfolio value.  Properties such as smaller side-street properties or properties that simply no longer meet our earnings objectives are identified as non-core holdings, and are targeted for sale to create investment capital.  We believe that we will be able to redeploy the capital generated from the disposition of non-core holdings into property acquisitions or investments in high-yield structured finance investments which will provide enhanced future capital gain and earnings growth opportunities.

Leasing and Property Management. We seek to capitalize on our management’s extensive knowledge of the Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes: (i) the use of in-depth market research; (ii) the utilization of an extensive network of third-party brokers; (iii) comprehensive building management analysis and planning; and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates.  We believe proactive leasing efforts have contributed to average occupancy rates in our portfolio exceeding the market average.

Structured Finance.  We seek to invest in high-yield structured finance investments.  These investments generally provide high current returns and a potential for future capital gains.  These investments are typically floating rate investments and, therefore, serve as a natural hedge for our unhedged floating rate debt.  We intend to invest up to 10% of our total market capitalization in structured finance investments.  Structured finance investments include first mortgages, mortgage participations, subordinate loans and preferred equity investments.

Competition

The Manhattan office market is a competitive marketplace.  Although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan office properties, we may in the future compete with such other REITs.  In addition, we may face competition from other real estate companies (including other REITs that currently invest in markets other than or in addition to Manhattan) that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Manhattan Office Market Background

The term “Class B” is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan.  Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and obtain the highest rental rates within their markets.

We seek to fill a niche between these two market categories by creating what we describe as a new class of space.  This is captured in our branded image “Better than A, Greater than B.”  We seek to deliver real value to tenants by offering the amenities, quality and service of fully modernized office buildings in highly desirable midtown locations at affordable rents.  We have historically attracted many smaller growth oriented firms and have played a critical role in satisfying the space requirements of particular industry groups in Manhattan, such as the advertising, apparel, business services, engineering, not-for-profit, smaller law firms, hospital back office support and publishing industries.  By way of example, some of the tenants that occupied space in our properties at December 31, 2002, included Viacom International Inc., The City of New York, Visiting Nurse Services, BMW of Manhattan, Inc., Phillip Morris Management Corp., City University of New York, J&W Seligman & Co., Inc., CBS, Inc., Segal Company, Loews Corp., Metro North, St. Luke’s Roosevelt Hospital, Coty, Inc., Minskoff/Nederlander JV, Ross Stores, Ketchum, Inc., CHF Industries, New York Life Insurance Company, and New York Presbyterian Hospital.

Manhattan Office Market Demand

The properties in our Portfolio are located in highly developed areas of Manhattan that include a large number of other office properties.  Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next five largest central business district office markets in the United States combined.  Manhattan has a total inventory of 387 million square feet with 229 million square feet in midtown.  Over the next five years, we estimate that Manhattan has approximately 4.7 million square feet of new construction coming on line.  This represents approximately 1.2 percent of total Manhattan inventory.  A majority of the new construction represents entirely pre-leased properties.  Midtown vacancy rates continued to increase during 2002.  The market has been impacted by layoffs from financial mergers, acquisitions, downsizings and bankruptcies, whether the result of current economic conditions, the effect of the September 11, 2001 terrorist attacks, or otherwise.  In this challenging environment, we believe that vacancy rates may continue to increase and rent may continue to decrease while tenant concession packages may increase.  Additionally, in order for us to maintain our current occupancy levels, we believe that ongoing capital improvements to the common areas and physical infrastructures will be required at our properties.

General Terms of Leases in the Midtown Manhattan Markets

Leases entered into for space in the midtown Manhattan markets typically contain terms which may not be contained in leases in other U.S. office markets.  The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets generally is seven to ten years.  The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each.  The base rent during the initial term often will provide for agreed upon periodic increases over the term of the lease.  Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value).

In addition to base rent, the tenant also generally will pay the tenant’s pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year.

Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.  During the year ended December 31, 2002, we were able to recover approximately 89% of our electric costs.

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

Occupancy

The following table sets forth the leased rates at our properties as of December 31, 2002, 2001 and 2000:

	Percent Leased as of December 31,
Property	2002	2001	2000
Same Store Properties(1)	97.1%	97.4%	98.4%
Joint Venture Properties	97.3%	98.4%	96.9%
Portfolio	96.9%	97.7%	98.6%

(1)  Represents 15 our of 19 wholly-owned Properties owned by us at December 31, 2000 and still owned at December 31, 2002.

Rent Growth

Previous strength in the New York City economy fueled the demand for quality commercial space in our submarkets.  Over the past several years healthy demand paired with virtually no new supply resulted in upward pressure on market rents.  These increases provided us with the opportunity to generate positive rent growth during 2002 as these market rents have been significantly above the escalated in-place rents on expiring leases.  This rent growth for our Same-Store Properties, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring rent on those same spaces, was 41.0% for 2002.  Recent softening of the national and New York City economic outlook may have an adverse effect on our future rent growth.

Despite the changes to the New York City economy, we estimate that rents currently in place in our wholly-owned properties are approximately 6.6% below current market asking rents.  We estimate that rents currently in place in our properties owned through joint ventures are approximately 20.8% below current asking rents.  We refer to this premium over our current in-placed rents as embedded growth.  Embedded growth was 31.9% at December 31, 2001 for the wholly-owned properties and 36.0% for the joint venture properties. As of December 31, 2002, 34.7% and 31.4% of all leases in-place in our wholly-owned and joint venture properties are scheduled to expire during the next four years.  We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth.  However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term income growth.

Industry Segments

We are a REIT that owns, manages, leases and repositions office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on operating earnings.

Our real estate portfolio is primarily located in one geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2002, no single tenant in our wholly-owned properties contributed more than 2.0% of our annualized revenue.  In addition, one property, 420 Lexington Avenue, contributed in excess of 10% of our consolidated revenue for 2002.  See Item 2 “Properties – 420 Lexington Avenue” for a further discussion on this property.  In addition, one tenant at 1515 Broadway, a joint venture property, contributes approximately 10.0% of Portfolio Annualized Rent.  This includes our consolidated annualized revenue and our share of joint venture annualized revenue.  Further, four borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2002.

Employees

At December 31, 2002, the Company employed approximately 570 employees, over 102 of whom were managers and professionals, approximately 436 of whom were hourly paid employees involved in building operations and approximately 32 of whom were clerical, data processing and other administrative employees.  There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

We acquired the property located at 1515 Broadway, Manhattan in May 2002 through a joint venture for approximately $483.5 million.  We hold a 55% interest in this property.  The property is a 1.75 million square foot office tower.  The acquisition was financed with $335.0 million of mortgage debt and mezzanine loans and the balance was funded through borrowings under our unsecured revolving credit facility and our joint venture partner’s contribution to the joint venture.

Dispositions

Through a joint venture, we sold the 253,000 square foot property located at 469 Seventh Avenue in June, 2002 for $53.1 million.  The joint venture realized a gain of approximately $4.8 million.  We held a 35% interest in the joint venture which owned the property. As part of the sale, we made a preferred equity investment of $6.0 million in the entity acquiring the asset.  As a result of this continuing investment, we will defer recognition of our share of the gain until our preferred investment has been redeemed.

Offering/Financings

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  This new unsecured credit facility matures on December 5, 2007.  We immediately borrowed $100.0 million under this term loan to repay approximately $100.0 million of the outstanding balance under our 2000 unsecured revolving credit facility.  As of March 3, 2003, we had $100.0 million outstanding under the term loan at the rate of 150 basis points over the London Interbank Borrowing Rate (“LIBOR”).  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on this loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.  Under the terms of this term loan, at any time prior to December 5, 2005, we have an option to increase the total commitment to $200.0 million.

Recent Developments

On December 9, 2002, we entered into an agreement to acquire condominium interests in 125 Broad Street for approximately $90.0 million.  We intend to assume the $76.9 million first mortgage currently encumbering this property.  The mortgage matures on October 2007 and bears interest at 8.29%.  The transaction is expected to close in the first quarter of 2003, although there can be no assurance that this acquisition will be consummated on these terms or at all.

On January 24, 2003, we made a $15.0 million mezzanine loan.  This is a two year loan with three one-year extensions.  Interest is payable at 10% above a 2% LIBOR floor.

On January 28, 2003, we entered into an agreement to sell one of our wholly-owned properties located at 50 West 23rd Street for $66.0 million, before selling costs.  We expect to use a portion of the proceeds from the sale to pay off an existing $20.9 million mortgage on the property and the remaining proceeds to be reinvested in 220 East 42nd Street and 125 Broad Street to effectuate a partial 1031 tax-deferred exchange.  We expect that the sale, which is subject to customary closing conditions, will be completed during the first quarter of 2003.  However, there can be no assurance that the sale will be completed by that time or at all.

On February 6, 2003, we obtained a new $35.0 million first mortgage collateralized by the property located at 673 First Avenue.  This ten-year mortgage bears interest at 5.67% and is interest-only for the first two years.

On February 13, 2003, we completed the previously announced acquisition of the 1.1 million square foot office property located at 220 East 42nd Street known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of $265.0 million.  Prior to the acquisition, we held a preferred equity investment in the property.  In connection with this acquisition, we assumed a $158.0 million mortgage, which matures in September 2004 and bears interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in our operating partnership having an aggregate value of approximately $11.3 million.  In addition, our $53.5 million preferred equity investment in The News Building was redeemed in full.  The remaining $42.2 million of the purchase price was funded from borrowing under our unsecured revolving credit facility.  This included the repayment of a $28.5 million mezzanine loan on the property.

Forward-Looking Statements May Prove Inaccurate

This document and the documents that are incorporated by reference herein contain forward-looking statements that are subject to risks and uncertainties.  Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections and plans and objectives for future operations.  You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “project,” or “continue” or any negative or other variations on such expressions.  Many factors could affect our actual financial results, and could cause actual results to differ materially from those in the forward-looking statements.  These factors include, among others, the following:

•                  general economic or business conditions, either nationally or in New York City, being less favorable than expected;

•                  the continuing impact of the September 11, 2001 terrorist attacks on the national, regional and local economies including, in particular, the New York City area and our tenants;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  availability and creditworthiness of prospective tenants;

•                  adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

•                  availability of capital (debt and equity);

•                  unanticipated increases in financing and other costs, including a rise in interest rates;

•                  our ability to satisfy complex rules in order for us to qualify as a real estate investment trust, for federal income tax purposes, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, and the ability of certain of our subsidiaries to qualify as real estate investments trusts and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•                  competition with other companies;

•                  legislative or regulatory changes adversely affecting real estate investment trusts and the real estate business; and

•                  environmental, regulatory and/or safety requirements.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this document might not occur and actual results, performance or achievement could differ materially from that anticipated or implied in the forward-looking statements.

ITEM 2.   PROPERTIES

The Portfolio

General. As of December 31, 2002, we owned direct interests in 19 office properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2002, our portfolio also included ownership interests in six unconsolidated joint ventures which own six office properties in Manhattan, encompassing approximately 4.6 million rentable square feet.  As of December 31, 2002, we also owned one triple-net leased retail property located in Shelton, Connecticut.

The following table sets forth certain information with respect to each of the Manhattan properties in the portfolio as of December 31, 2002:

Property

Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent(1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot(3)	Annualized Net Effective Rent Per Leased Square Foot(4)
17 Battery Place North	1972	World Trade/Battery Place	419,000	3.6	100.0	$9,342,932	3.2	7	$22.33	$29.52
50 West 23rd Street	1892/1992	Chelsea	333,000	2.9	97.2	8,055,542	2.8	16	$24.93	$22.15
70 West 36th Street	1923/1994	Times Square South	151,000	1.3	92.3	3,560,395	1.2	31	$23.31	$29.27
110 East 42nd Street	1921/—	Grand Central No.	181,000	1.6	98.6	6,083,404	2.1	27	$33.78	$30.74
470 Park Avenue South(5)	1912/1994	Park Avenue South	260,000	2.3	99.7	7,681,610	2.6	25	$29.88	$18.65
673 First Avenue(6)	1928/1990	Grand Central So.	422,000	3.7	99.8	13,286,134	4.6	15	$31.15	$22.31
1140 Ave. of Americas	1926/1998	Rockefeller Center	191,000	1.7	97.8	7,466,239	2.6	25	$37.90	$35.41
1372 Broadway	1914/1998	Times Square South	508,000	4.4	97.9	14,728,918	5.0	26	$28.69	$23.13
1414 Ave. of Americas	1923/1998	Rockefeller Center	111,000	1.0	94.3	4,015,170	1.3	23	$37.35	$34.64
1466 Broadway	1907/1982	Times Square	289,000	2.5	88.6	9,584,754	3.3	96	$40.21	$36.45
420 Lexington Avenue(7)	1927/1999	Grand Central No.	1,188,000	10.3	95.0	44,836,838	15.3	241	$37.52	$31.03
440 Ninth Avenue	1927/1989	Times Square South	339,000	2.9	92.3	7,436,062	2.5	12	$22.42	$25.02
711 Third Avenue(6)(8)	1955/—	Grand Central No.	524,000	4.5	99.1	19,918,348	6.8	19	$36.38	$32.01
555 West 57th Street(6)	1971/—	Midtown West	941,000	8.2	100.0	20,303,719	6.9	21	$21.47	$13.75
286 Madison Avenue	1918/1997	Grand Central So.	112,000	1.0	93.0	3,423,402	1.2	36	$33.16	$29.17
290 Madison Avenue	1952/—	Grand Central So.	37,000	0.3	100.0	1,418,067	0.5	4	$37.23	$38.64
292 Madison Avenue	1923/—	Grand Central So.	187,000	1.6	99.7	6,510,761	2.2	19	$35.08	$35.50
1370 Broadway	1922/—	Times Square South	255,000	2.2	89.5	6,991,993	2.4	28	$31.78	$28.57
317 Madison Avenue	1920/—	Grand Central	450,000	3.8	93.4	13,318,569	4.6	100	$33.87	$31.90
Total/Weighted average wholly-owned(9)			6,898,000	59.8	96.6	$207,962,857	71.1	771	$30.70	$26.67

Joint Ventures
321 West 44th St.(10)	1929/—	Times Square	203,000	1.8	90.6	$4,427,571	0.5	27	$22.95	$28.31
1250 Broadway(6)(11)	1968/—	Penn Station	670,000	5.8	98.5	19,503,925	3.7	26	$28.55	$27.41
100 Park Avenue(12)	1950—	Grand Central So.	834,000	7.2	99.0	30,273,546	5.2	36	$36.73	$35.63
180 Madison Avenue(12)	1926/—	Grand Central So.	265,000	2.3	82.0	6,845,687	1.2	50	$32.18	$22.28
1515 Broadway(6)(11)	1972/—	Times Square	1,750,000	15.2	98.5	62,947,201	11.9	17	$37.45	$29.41
One Park Avenue(13)	1925/1986	Grand Central So.	913,000	7.9	98.6	34,116,955	6.4	18	$37.33	$37.18
Total/Weighted average joint ventures(14)			4,635,000	40.2	97.3	$158,114,885	28.9	174	$35.08	$31.43

Grand Total/ Weighted average portfolio			11,533,000	100.0	96.9	$366,077,742	—	945	$32.45	$28.58
Grand Total/
our share of annualized rent						$292,147,449	100.0

(1)          Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2002 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2002 for the 12 months ending December 31, 2003 are approximately $1,245,000 for our wholly-owned properties and $602,000 for our joint venture properties.

(2)          Includes our share of unconsolidated joint venture annualized rent calculated on a consistent basis.

(3)          Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)          Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date (excluding operating expense pass-throughs, if any) divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease (excluding operating expense pass-throughs, if any) divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(5)          470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(6)          Includes a parking garage.

(7)          We hold an operating sublease interest in the land and improvements.

(8)          We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(9)          Includes approximately 6,172,998 square feet of rentable office space, 628,464 square feet of rentable retail space and 112,190 square feet of garage space.

(10)    We own a 35% economic interest in this joint venture.

(11)    We own a 55% interest in this joint venture.

(12)    We own a 49.9% interest in this joint venture.

(13)    We own a 55% interest in this joint venture which acquired various ownership and mortgage interests in this property.

(14)    Includes approximately 3,971,934 square feet of rentable office space, 507,488 square feet of rentable retail space and 120,509 square feet of garage space.

Historical Occupancy.  We have historically achieved consistently higher occupancy rates in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2)

December 31, 2002	97%	94%	89%
December 31, 2001	97%	96%	92%
December 31, 2000	99%	98%	96%
December 31, 1999	97%	96%	93%
December 31, 1998	93%	95%	92%

(1)          Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties owned by us as of that date.

(2)          Includes vacant space available for direct lease, but does not include vacant space available for sublease, which if included, would reduce the occupancy rate as of each date shown.  Source: Cushman & Wakefield.

Lease Expirations

Leases in our Portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2007, the average annual rollover at our wholly-owned properties and joint venture properties is approximately 548,000 square feet and 340,000 square feet, respectively, representing an average annual expiration of 8.1% and 7.5% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our wholly-owned properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2002 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-Owned Properties

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2003	166	689,543	10.18	$20,598,480	$29.87
2004	139	621,181	9.17	20,140,104	32.42
2005	134	580,961	8.58	19,012,176	32.73
2006	72	461,522	6.81	14,399,268	31.20
2007	81	386,694	5.71	12,982,068	33.57
2008	44	373,892	5.52	12,672,539	33.89
2009	39	567,345	8.38	17,913,996	31.58
2010	46	999,227	14.75	31,145,904	31.17
2011	23	300,169	4.43	12,415,944	41.36
2012	22	825,688	12.19	16,729,404	20.26
2013 & thereafter	32	967,953	14.28	29,952,974	30.94
Total/weighted average	798	6,774,175	100.00	$207,962,857	$30.70

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2002 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2002 for the 12 months ending December 31, 2003 are approximately $1,245,000 for the properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

Joint Venture Properties

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2003	36	490,269	10.88	$19,657,008	$40.09
2004	19	152,935	3.39	5,177,844	33.86
2005	27	401,390	8.90	11,308,716	28.17
2006	26	368,543	8.18	10,560,744	28.66
2007	15	286,432	6.35	9,981,264	34.85
2008	15	341,100	7.57	10,881,612	31.90
2009	16	524,865	11.64	18,136,236	34.55
2010	14	1,281,675	28.43	51,404,448	40.11
2011	5	101,393	2.25	4,073,772	40.18
2012	7	147,685	3.28	3,720,636	25.19
2013 & thereafter	11	411,384	9.13	13,212,605	32.12
Total/weighted average	191	4,507,671	100.00	$158,114,885	$35.08

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2002 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2002 for the 12 months ending December 31, 2003 are approximately $602,000 for the joint venture properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

Tenant Diversification

Our portfolio is currently leased to approximately 945 tenants which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 25 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2002:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Our Share Of Annualized Rent(3)	Percentage of Aggregate Portfolio Annualized Rent (%)
Viacom International, Inc.(4)	1515 Broadway	128	1,280,108	11.10	$29,297,096	10.03
City of New York	17 Battery Place Nort	120	325,664	2.82	5,701,920	1.95
Visiting Nurse Services(5)	1250 Broadway	104	254,323	2.21	3,901,583	1.34
BMW of Manhattan, Inc.	555 West 57th Street	115	227,782	1.98	3,072,360	1.05
Philip Morris Mgmt. Co.	100 Park Avenue	60	175,887	1.53	3,378,741	1.16
City University of NY-CUNY(6)	555 West 57th Street	145	171,732	1.49	4,703,976	1.61
J&W Seligman & Co., Inc.	100 Park Avenue	83	168,390	1.46	2,647,834	0.91
CBS, Inc.(7)	555 West 57th Street	90	165,214	1.43	3,756,864	1.29
Segal Company	One Park Avenue	84	157,944	1.37	3,147,137	1.08
Loews Corporation	One Park Avenue	—	155,765	1.35	3,696,475	1.27
MTA(8)	420 Lexington Avenue	157	134,687	1.17	3,928,716	1.34
St. Luke’s Roosevelt Hospital	555 West 57th Street	138	133,700	1.16	3,205,656	1.10
Coty, Inc.	1 Park Avenue	150	102,654	0.89	2,113,426	0.72
Minskoff/Nederlander JV	1515 Broadway	257	102,452	0.89	115,500	0.04
Ross Stores	1372 Broadway	89	101,741	0.88	2,761,752	0.95
Ketchum, Inc.	711 Third Avenue	155	100,876	0.87	4,343,568	1.49
CHF Industries	One Park Avenue	25	100,000	0.87	1,931,853	0.66
New York Presbyterian Hospital(9)	555 West 57th Street and 673 First Avenue	84	99,650	0.86	2,734,932	0.94
MCI/WorldCom(10)	17 Battery Place & 110 East 42nd Street	46	93,025	0.81	2,362,688	0.81
Ann Taylor(11)	1372 Broadway	91	93,020	0.81	2,703,552	0.93
Crain Communications, Inc.	711 Third Avenue	73	90,531	0.78	3,455,772	1.18
Information Builders, Inc.	1250 Broadway	3	88,571	0.77	1,135,081	0.39
Advanstar Communications	One Park Avenue	88	85,284	0.74	1,656,343	0.57
Parade Publications	711 Third Avenue	92	82,444	0.71	2,491,908	0.85
UNICEF	673 First Avenue	132	81,100	0.70	2,695,632	0.92
Total/Weighted Average(12)			4,572,544	39.65	$100,940,365	34.55

(1)         This list is not intended to be representative of our tenants as a whole.

(2)         Lease term from December 31, 2002 until the date of the last expiring lease.

(3)         Annualized Rent represents the monthly contractual rent under existing leases as of December31, 2002 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rentabatements for leases in effect as of December 31, 2002 for the 12 months ending December 31, 2003 are approximately $1,245,000 for wholly-owned properties and $602,000 for the joint venture properties.

(4)         4,172 square feet expire May 2004; 5,153 square feet expire November 2006; 123,264 square feet expire July 2008; 32,700 square feet expire December 2009; 1,009,077 square feet expire May 2010; 105,742 square feet expire August 2013.

(5)         14,131 square feet expire May 2005; 171,078 square feet expire August 2006; 69,114 square feet expire August 2011.

(6)         93,061 square feet expire May 2010; 4,200 square feet expire July 2010; 24,471 square feet expire September 2011; 50,000 square feet expire January 2015.

(7)         106,644 square feet expire December 2003; 4,894 square feet expire April 2005; 33,000 square feet expire June 2007; 20,676 square feet expire June 2010.

(8)         22,467 square feet expire May 2008; 112,220 square feet expire January 2016.

(9)         76,000 square feet expire August 2006; 23,650 square feet expire December 2009.

(10)       43,752 square feet expire August 2004; 9,105 square feet expire December 2004; 40,168 square feet expire October 2006. This tenant is currently in bankruptcy and has rejected a 9,105 square foot lease at 110 East 42nd Street.

(11)       34,045 square feet expire January 2010; 58,975 square feet expire July 2010.

(12)       Weighted average calculation based on total rentable square footage leased by each tenant.

420 Lexington Avenue (The Graybar Building)

We purchased the tenant’s interest in the operating sublease (the “Operating Sublease”) at 420 Lexington Avenue, also known as the Graybar Building, in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub-market of the midtown Manhattan office market. The Graybar Building was designed by Sloan and Robertson and completed in 1927.  The building takes its name from its original owner, the Graybar Electric Company.  The Graybar Building contains approximately 1.2 million rentable square feet (including approximately 1,133,000 square feet of office space, and 60,000 square feet of mezzanine and retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet.  We restored the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades, including a new entrance and storefronts, new lobby, elevator cabs and elevator lobbies and corridors.

The Graybar Building offers unsurpassed convenience to transportation.  The Graybar Building enjoys excellent accessibility to a wide variety of transportation options with a direct passageway to Grand Central Station. Grand Central Station is the major transportation destination for commutation from southern Connecticut and Westchester, Putnam and Dutchess counties.  Major bus and subway lines serve this property as well.  The property is ideally located to take advantage of the renaissance of Grand Central Terminal, which has been redeveloped into a major retail/transportation hub containing restaurants such as Michael Jordan’s Steakhouse and retailers such as Banana Republic and Kenneth Cole.

The Graybar Building consists of the building at 420 Lexington Avenue and fee title to a portion of the land above the railroad tracks and associated structures which form a portion of the Grand Central Terminal complex in midtown Manhattan.  Our interest consists of a tenant’s interest in a controlling sublease, as described below.

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord’s interest under the operating lease through which we hold our interest in this property.  This operating lease which expires December 31, 2008 is subject to renewal by us through December 31, 2029 (the “Ground Lease”).  We control the exercise of this renewal option through the terms of subordinate leases which have corresponding renewal option terms and control provisions and which culminate in the Operating Sublease.  An unaffiliated third-party owns the landlord’s interest in the Operating Sublease.

The Graybar Building is our largest wholly-owned property.  It contributes Annualized Rent of approximately $44.8 million, or 15.3% of our portfolio’s Annualized Rent at December 31, 2002.

As of December 31, 2002, 95% of the rentable square footage in the Graybar Building was leased.  The following table sets forth certain information with respect to this property:

Year-End	Percent Leased	Annualized Rent per Leased Square Foot

2002	95%	$37.52
2001	95%	33.48
2000	100%	32.81
1999	97%	29.63
1998	98%	25.30

As of December 31, 2002, the Graybar Building was leased to 241 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 11.3% of the rentable square footage at this property and accounted for approximately 8.8% of this property’s Annualized Rent.  The next largest tenant occupied approximately 6.3% of the rentable square footage at this property and accounted for approximately 6.4% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2002 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2003	48	149,930	12.6	$4,986,948	$33.26
2004	43	91,617	7.7	3,629,640	39.62
2005	46	116,250	9.7	4,554,780	39.18
2006	24	63,852	5.3	2,595,804	40.65
2007	41	110,075	9.2	4,141,368	37.62
2008	11	104,962	8.8	4,222,463	40.23
2009	8	99,111	8.3	3,752,088	37.86
2010	11	161,421	13.5	6,501,456	40.28
2011	9	87,805	7.4	3,231,648	36.80
22012	4	26,716	2.2	999,516	37.41
2013 & thereafter	6	183,287	15.3	6,221,126	33.94
Subtotal/Weighted average	251	1,195,026	100.0	$44,836,837	$37.52

(1)                                  Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2002  multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2002 for the 12 months ending December 31, 2003 are approximately $338,500 for this property.

(2)                                  Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $148.1 million as of December 31, 2002. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.644 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2002/2003 tax year, is $8.2 million (at a taxable assessed value of $70.2 million).

Environmental Matters

We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our Portfolio, in order to assess existing environmental conditions. All of the Phase I assessments have been conducted since March 1997. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, interviews, and a report, with the purpose of identifying potential environmental concerns associated with real estate. The Phase I assessments conducted at our Portfolio also addressed certain issues that are not covered by the ASTM Standard, including asbestos, radon, lead-based paint and lead in drinking water. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

The following summarizes certain environmental issues described in the Phase I environmental site assessment reports:

The asbestos surveys conducted as part of the Phase I site assessments identified immaterial amounts of damaged, friable asbestos-containing material (“ACM”) in isolated locations in three properties (470 Park Avenue South, 1140 Avenue of the Americas and 1372 Broadway). At each of these properties, the environmental consultant recommended abatement of the damaged, friable ACM and this was completed by us at each of these properties. At all of our properties, except 50 West 23rd Street, non-friable ACM, in good condition, was identified. For each of these properties, the consultant recommended preparation and implementation of an asbestos Operations and Maintenance (“O & M”) program to monitor the condition of ACM and to ensure that any ACM that becomes friable and damaged is properly addressed.  We have implemented such an O & M program.

The Phase I environmental site assessments identified minor releases of petroleum products at 70 West 36th Street.  The consultant recommended implementation of certain measures to further investigate, and to clean up, these releases.  We do not believe that any actions that may be required as a result of these releases will have a material adverse effect on our results of operations or financial condition.

ITEM 3.   LEGAL PROCEEDINGS

As of December 31, 2002, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which we manage, but do not own.  Personal injury claims have been filed against us and others by 11 persons.  We believe that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange (“NYSE”) on August 15, 1997 under the symbol “SLG.” On March 3, 2003, the reported closing sale price per share of common stock on the NYSE was $29.75 and there were approximately 74 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2002			2001
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$33.60	$30.40	$0.4425	$28.75	$26.37	$0.3875
June 30	$36.50	$33.60	$0.4425	$30.31	$25.30	$0.3875
September 30	$35.40	$29.23	$0.4425	$31.52	$28.60	$0.3875
December 31	$31.87	$27.65	$0.4650	$31.37	$29.53	$0.4425

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.

UNITS

At December 31, 2002 there were 2,145,190 units of limited partnership interest of the Operating Partnership outstanding.  These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES

We issued 17,500, 165,500, and 20,000 shares of our common stock in 2002, 2001 and 2000 respectively, for deferred stock-based compensation in connection with employment contracts.  These transactions were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

See Notes 15 and 17 to Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down our 2000 Unsecured Credit Facility.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of the adoption of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”).  During 2002, we classified a property as held for sale and, in compliance with SFAS 144, have reported revenue and expenses from this property as discontinued operations, net of minority interest for each period presented in our Annual Report on Form 10K.  This reclassification has no effect on our reported net income or funds from operations.

During 2001, 2000, 1999 and 1998, we recognized extraordinary losses from early extinguishment of debt. In compliance with SFAS 145, these extraordinary losses have been reclassified to interest expense in the consolidated statements of income for each of the five years ended December 31, 2002. This reclassification has no effect on our reported net income, but reduces funds from operations by the amount of the extraordinary loss.

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2002 and the prior period reclassification to interest expense of extraordinary losses from early extinguishment of debt.

The Company

(In thousands, except per share data)

	Year Ended December 31,
Operating Data	2002	2001	2000	1999	1998
Total revenue	$246,155	$249,687	$222,531	$198,859	$128,048
Property operating expenses	57,703	56,718	53,322	48,234	33,156
Real estate taxes	29,451	29,828	27,772	28,137	20,215
Ground rent	12,637	12,579	12,660	12,754	11,082
Interest	36,656	45,107	39,787	28,038	12,032
Depreciation and amortization	39,063	37,117	31,525	26,380	14,638
Loss on terminated project	—	—	—	—	1,065
Loss on hedge transaction	—	—	—	—	176
Marketing, general and administration	13,282	15,374	11,561	10,922	5,760
Total expenses	188,792	196,723	176,627	154,465	98,124
Operating income	57,363	52,964	45,904	44,394	29,924
Equity in net income (loss) from affiliates	292	(1,054)	378	730	387
Equity in net income of unconsolidated joint ventures	18,383	8,607	3,108	377	—
Income before minority interest and gain on sales	76,038	60,517	49,390	45,501	30,311
Minority interest	(4,545)	(4,419)	(7,179)	(4,895)	(2,805)
Income before gains on sale and cumulative effect of accounting charge	71,493	56,098	42,211	40,606	27,506
Gain on sale of properties/preferred investments	—	4,956	41,416	—	—
Cumulative effect of change in accounting principle	—	(532)	—	—	—
Income from continuing operations	71,493	60,522	83,627	40,606	27,506
Discontinued operations (net of minority interest)	2,838	2,479	2,590	2,250	1,946
Net income	74,331	63,001	86,217	42,856	29,452
Preferred dividends and accretion	(9,690)	(9,658)	(9,626)	(9,598)	(5,970)
Income available to common shareholders	$64,641	$53,343	$76,591	$33,258	$23,482
Net income per common share – Basic	$2.14	$1.98	$3.14	$1.37	$1.19
Net income per common share – Diluted	$2.09	$1.94	$2.93	$1.37	$1.19
Cash dividends declared per common share	$1.7925	$1.605	$1.475	$1.41	$1.40
Basic weighted average common shares outstanding	30,236	26,993	24,373	24,192	19,675
Diluted weighted average common shares and common share equivalents outstanding	37,786	29,808	31,818	26,680	22,145

	As of December 31,
Balance Sheet Data (In thousands)	2002	2001	2000	1999	1998
Commercial real estate, before accumulated depreciation	$975,777	$984,375	$895,810	$908,866	$697,061
Total assets	1,473,170	1,371,577	1,161,154	1,071,242	777,796
Mortgages and notes payable, revolving credit facilities and term loan	541,503	504,831	460,716	435,693	162,162
Minority interest	44,718	46,430	43,326	41,494	41,491
Preferred Income Equity Redeemable Shares SM	111,721	111,231	110,774	110,348	109,950
Stockholders’ equity	626,645	612,908	455,073	406,104	404,826

	Year Ended December 31,
Other Data (In thousands)	2002	2001	2000	1999	1998
Funds from operations after distributions to preferred shareholders(1)	$116,230	$94,416	$74,698	$61,656	$42,336
Funds from operations before distributions to preferred shareholders(1)	125,430	103,616	83,898	70,856	48,056
Net cash provided by operating activities	107,395	80,588	53,806	48,013	22,665
Net cash (used in) investment activities	(57,776)	(420,061)	(38,699)	(228,678)	(376,593)
Net cash (used in) provided by financing activities	(4,793)	341,873	(25,875)	195,990	347,382

(1)           The revised White Paper on Funds from Operations (“FFO”) approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including its ability to make cash distributions.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”).  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions either nationally or in New York City being less favorable than expected, the continuing impact of the September 11, 2001 terrorist attacks on the national, regional and local economies including in particular, the New York City area and our tenants, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2002, our wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of December 31, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of our wholly-owned properties was 96.6%.  Our portfolio (the “Portfolio”) also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet.  These properties were 97.3% occupied as of December 31, 2002.  We also own one triple-net leased property located in Shelton, Connecticut (“Shaws”).  In addition, we continue to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

2002 proved to be a challenging year.  The country continued to experience a prolonged national recession and all of the major stock indices declined.  New York City witnessed a sharp reduction in business activity, well-publicized layoffs in the securities industry and a significant increase in sublease space.  Insurance costs rose in response to the attack on the World Trade Center.  New York City was forced to raise real estate taxes by 18% for the 2002-2003 fiscal year to meet rising budget deficits.  The Federal Reserve Bank  significantly reduced interest rates on multiple occasions which lowered overall borrowing costs.  This, however, failed to provide immediate stimulus to the economy.

Despite these overall trends, the Midtown office market ended the year with an overall vacancy rate of 11.1% compared to a national average of 14.8%.  Overall rents did decline and concession packages increased.  Midtown continues to benefit from the absence of meaningful new construction.  In 2002, 425,000 square feet of office space was delivered in Midtown, or only 0.19% of the nearly 230 million square feet of total inventory.

In this environment, we registered 2002 year end same store occupancy of 97.1% versus 97.4% at the end of 2001.  Additionally, we achieved a mark-to-market on our same store leases of approximately 41% for the year.

The acquisition market witnessed record prices in heated auctions.  Much of the activity was fueled by continued strong investor interest in Midtown Manhattan and historically low borrowing costs.  Despite this environment, we purchased 1515 Broadway with a joint venture partner for $483.5 million, or $276 per square foot, a significant discount to the building’s replacement cost.  Additionally, the Company entered into agreements to purchase 220 East 42nd Street for $265.0 million and condominium interests in 125 Broad Street for approximately $90.0 million.  The acquisition of 220 East 42nd Street closed February 13, 2003 and 125 Broad Street condominium unit is scheduled to close in the first quarter of 2003.

Midtown vacancy rates continued to increase during 2002.  While there is a relative lack of supply, the market has been impacted by layoffs from financial mergers, acquisitions, downsizings and bankruptcies, whether the result of current economic conditions, the effect of the September 11, 2001 terrorist attacks, or otherwise.  In this challenging environment, we believe that vacancy rates may continue to increase and rents may continue to decrease while tenant concession packages may increase.  Additionally, in order for us to maintain our current occupancy levels, we believe that ongoing capital improvements to the common areas and physical infrastructures will be required at our properties.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate our assumptions and estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments were impaired at December 31, 2002 and 2001.

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

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Reserve for Possible Credit Losses

The reserve for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by category of asset.  When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2002 or 2001.

Derivative Financial Instruments

In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The following comparison for the year ended December 31, 2002 (“2002”) to the year ended December 31, 2001 (“2001”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2001 and at December 31, 2002 and total 15 of our 19 wholly-owned properties, representing approximately 83% of our annualized rental revenue, (ii) the effect of the “2001 Acquisitions,” which represents all properties acquired in 2001, namely, 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the “2001 Dispositions,” which represents all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001), and (iv) “Other,” which represents corporate level items not allocable to specific properties, eEmerge and Shaws, and assets of which a portion was sold, namely, 110 East 42nd Street.  Assets classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2002	2001	$ Change	% Change
Rental revenue	$187.5	$197.7	$(10.2)	(5.2)%
Escalation and reimbursement revenue	28.3	30.4	(2.1)	(6.9)
Signage revenue	1.5	1.5	—	—
Total	$217.3	$229.6	$(12.3)	(5.4)%

Same-Store Properties	$186.5	$184.3	$2.2	1.2%
2001 Acquisitions	23.1	15.5	7.6	49.0
2001 Dispositions	—	21.3	(21.3)	(100.0)
Other	7.7	8.5	(0.8)	(9.4)
Total	$217.3	$229.6	$(12.3)	(5.4)%

Rental revenue in the Same-Store Properties was primarily flat despite a decrease in occupancy from 97.4% in 2001 to 97.1% in 2002.  The revenue increase is primarily due to annualized rents from replacement rents on previously occupied space at Same-Store Properties being 41.0% higher than previous fully escalated rents.

We estimate that the current market rents on our wholly-owned properties are approximately 6.6% higher than existing in-place fully escalated rents.  Approximately 10.2% of the space leased at wholly-owned properties expires during 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The decrease in escalation and reimbursement revenue was primarily due to the 2001 Dispositions ($4.1 million).  This was partially offset by increased recoveries at the Same-Store Properties ($1.0 million) and the 2001 Acquisitions ($1.1 million).  On an annualized basis, we recovered approximately 89% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$18.4	$8.6	$9.8	114.0%
Investment and preferred equity income	23.2	17.4	5.8	33.3
Other	5.7	2.8	2.9	103.6
Total	$47.3	$28.8	$18.5	64.2%

The increase in equity in net income of unconsolidated joint ventures is due to an increase in the square footage of our joint venture properties from 3.1 million square feet in 2001 to 4.6 million square feet in 2002.  The increase was primarily due to One Park Avenue being included for all of 2002, but only seven months of 2001 and 1515 Broadway being included for seven months in 2002 and none in 2001.  This was partially offset by 469 Seventh Avenue, which was sold in June 2002.  Occupancy at the joint venture properties decreased from 98.4% in 2001 to 97.3% in 2002.  We estimate that current market rents are approximately 20.8% higher than existing in-place fully escalated rents at our joint venture properties.  Approximately 10.9% of the space leased at joint venture properties expires during 2003.

The increase in investment income primarily represents interest income from structured finance transactions ($6.8 million).  The weighted average loan balance outstanding and yield were $160.4 million and 13.1%, respectively, for 2002 compared to $94.2 million and 15.6%, respectively, for 2001.  This was offset by a decrease in interest income from excess cash on hand ($1.0 million).

The increase in other income was primarily due to management and asset management fees earned from joint ventures ($2.2 million) due to the increase in the size of the joint venture portfolio compared to prior periods.  The balance of the increase was due to the receipt of an acquisition break-up fee ($0.3 million) and a gain on the sale of mortgage recording tax credits ($0.6 million).

Property Operating Expenses (in millions)	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$42.0	$38.6	$3.4	8.8%
Electric costs	15.7	18.1	(2.4)	(13.3)
Real estate taxes	29.5	29.8	(0.3)	(1.0)
Ground rent	12.6	12.6	—	—
Total	$99.8	$99.1	$0.7	0.7%

Same-Store Properties	$84.0	$81.1	$2.9	3.6%
2001 Acquisitions	9.3	6.1	3.2	52.5
2001 Dispositions	—	7.2	(7.2)	(100.0)
Other	6.5	4.7	1.8	38.3
Total	$99.8	$99.1	$0.7	0.7%

Same-Store Properties operating expenses, excluding real estate taxes, were relatively flat.  There were increases in security costs and insurance ($1.5 million), advertising ($0.2 million), operating payroll ($0.2 million), management ($0.9 million) and repairs and maintenance ($0.5 million).  These increases were partially offset by decreases in professional fees ($0.3 million), electric costs ($1.0 million), and lower steam costs ($0.5 million).

The decrease in electric costs was primarily due to lower electric rates in 2002 compared to 2001.

The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $2.8 million.  This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($1.5 million) due to higher assessed property values and the 2001 Acquisitions ($1.0 million).

Other Expenses (in millions)	2002	2001	$ Change	% Change
Interest expense	$36.7	$45.1	$(8.4)	(18.6)%
Depreciation and amortization expense	39.1	37.1	2.0	5.4
Marketing, general and administrative expense	13.3	15.4	(2.1)	(13.6)
Total	$89.1	$97.6	$(8.5)	(8.7)%

The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($10.6 million) and reduced interest costs on floating rate debt ($3.6 million).  The 2001 balance also includes $0.3 million associated with the reclassification of an extraordinary item related to the early extinguishment of debt to interest expense.  This was partially offset by increases due to costs associated with new investment activity ($5.2 million), and the funding of ongoing capital projects and working capital reserves ($0.5 million).  The weighted average interest rate decreased from 6.91% at December 31, 2001 to 6.17% at December 31, 2002 and the weighted average debt balance increased from $492.0 million to $571.6 million for these same periods.

Marketing, general and administrative expense decreased primarily due to a one time $1.0 million donation made in 2001 to the Twin Towers Fund and a decrease in corporate advertising ($0.5 million) in 2002.  We have reduced our marketing, general and administrative costs to 5.4% of total revenues in 2002 compared to 6.2% in 2001.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

The following comparison of the year ended December 31, 2001 (“2001”) to the year ended December 31, 2000 (“2000”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represent all properties owned by us at January 1, 2000 and at December 31, 2001 and total 16 of our 19 wholly-owned properties, representing approximately 82% of our annualized rental revenue, (ii) the effect of the “2001 Acquisitions,” which represent all properties acquired in 2001, namely, One Park Avenue and 1370 Broadway (January 2001) and 317 Madison Avenue (June 2001), (iii) the effect of the “Dispositions,” which represent all properties disposed of in 2000, namely, 29 West 35th Street (February 2000), 36 West 44th Street (March 2000), 321 West 44th Street which was contributed to a joint venture (May 2000), and 17 Battery Place South (December 2000), and all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001), and (iv) “Other,” which represents corporate level items not allocable to specific properties, Shaws, and assets of which a portion was sold, namely 110 East 42nd Street and 17 Battery Place North.  The information presented in this comparison has not been restated to reflect the adoption of SFAS 144 and SFAS 145.

Rental Revenues (in millions)	2001	2000	$ Change	% Change
Rental revenue	$204.6	$189.0	$15.6	8.3%
Escalation and reimbursement revenue	31.3	24.7	6.6	26.7
Signage revenue	1.5	2.1	(0.6)	(28.6)
Total	$237.4	$215.8	$21.6	10.0%

Same-Store Properties	$183.3	$173.6	$9.7	5.6%
2001 Acquisitions	30.3	—	30.3	—
Dispositions	6.6	18.6	(12.0)	(64.5)
Other	17.2	23.6	(6.4)	(27.1)
Total	$237.4	$215.8	$21.6	10.0%

The increase in rental revenue occurred even though occupancy levels decreased at Same-Store Properties from 98.4% at December 31, 2000 to 97.4% at December 31, 2001.  Annualized rents from replacement rents on previously occupied space at Same-Store Properties were 43.0% higher than previous fully escalated rents.

We estimate that current market rents on our wholly-owned properties are approximately 31.9% higher than existing in-place fully escalated rents.  Approximately 6.6% of the space leased at wholly-owned properties expires during 2002.

The increase in escalation and reimbursement revenue was primarily due to higher operating expense recoveries ($5.3 million) and utility recoveries ($1.3 million).  On an annualized basis, we recovered approximately 90% of our electric costs.

The decrease in signage revenue was primarily attributable to 1466 Broadway as several temporary signs were not re-leased during 2001 ($0.6 million).

Investment and Other Income (in millions)	2001	2000	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$8.6	$3.1	$5.5	177.4%
Investment income	17.4	13.3	4.1	30.8
Other	2.8	1.1	1.7	154.6
Total	$28.8	$17.5	$11.3	64.6%

The increase in equity in net income of unconsolidated joint ventures was due to an increase from four joint venture investments in 2000 comprising 2.0 million square feet, to six joint venture investments in 2001 comprising 3.1 million square feet.  Occupancy at the joint ventures increased from 98.0% in 2000 to 98.4% in 2001.  Annualized rent and annualized net effective rent per leased square foot increased 10.9% and 1.4%, respectively, over 2000 rates.  We estimate that current market rents are approximately 36.0% higher than existing in-place fully escalated rents   Approximately 12.2% of the space leased at joint venture properties expired in 2002.

The increase in investment income primarily represented interest income from structured finance transactions ($8.3 million).  This was offset by a decrease in investment income due to the repayment of the loan on 1370 Avenue of the Americas in 2000 ($2.5 million) and a decrease in interest from excess cash on hand ($0.2 million).  For 2001, the weighted average loan balance outstanding and yield were $105,256 and 14.18%, respectively, compared to $55,250 and 21.08%, respectively, for 2000.  In addition, we wrote down our investment in a technology company and a technology fund ($1.5 million).

Property Operating Expenses (in millions)	2001	2000	$ Change	% Change
Operating expenses (excluding electric)	$39.7	$37.9	$1.8	4.7%
Electric costs	18.4	16.7	1.7	10.2
Real estate taxes	31.0	28.9	2.1	7.3
Ground rent	12.6	12.7	(0.1)	(0.8)
Total	101.7	$96.2	$5.5	5.7%

Same-Store Properties	$78.9	$76.4	$2.5	3.3%
2001 Acquisitions	10.7	—	10.7	—
Dispositions	2.6	6.9	(4.3)	(62.3)
Other	9.5	12.9	(3.4)	(26.4)
Total	$101.7	$96.2	$5.5	5.7%

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

Other Expenses (in millions)	2001	2000	$ Change	% Change
Interest expense	$46.2	$40.4	$5.8	14.4%
Depreciation and amortization expense	38.3	32.5	5.8	17.9
Marketing, general and administrative expense	15.4	11.6	3.8	32.7
Total	$99.9	$84.5	$15.4	18.2%

The increase in interest expense was primarily attributable to new secured mortgage financing being placed on Same-Store Properties ($2.1 million), mortgage financing associated with the 2001 Acquisitions ($5.5 million) and an increase in interest expense at the corporate level ($1.2 million).  This was partially offset by the interest savings from the Dispositions ($3.0 million).  The weighted average interest rate for our indebtedness was 6.91% at December 31, 2001 compared to 8.2% at December 31, 2000.  The 30-day LIBOR at December 31, 2001 was 1.87% compared to 6.82% at December 31, 2000 and resulted in interest savings on our variable rate debt.

Marketing, general and administrative expense increased primarily due to increased personnel costs primarily related to several executive management changes, and higher year-end compensation and severance costs ($1.6 million), a donation to assist the victims and families of the World Trade Center tragedy ($1.0 million), professional fees ($0.2 million), income taxes ($0.2 million), and telecommunications expense ($0.2 million).  Marketing, general and administrative expense increased from 5.0% in 2000 to 6.2% of total revenue in 2001.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured revolving credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or the Operating Partnership (including issuances of limited partnership units in the Operating Partnership); and (5) net proceeds from divestitures of properties.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured revolving credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

2002 Compared to 2001

Net cash provided by operating activities increased $26.8 million to $107.4 million for the year ended December 31, 2002 compared to $80.6 million for the year ended December 31, 2001.  Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the 2001 Dispositions and contributions to a joint venture.

Net cash used in investing activities decreased $362.3 million to $57.8 million for the year ended December 31, 2002 compared to $420.1 million for the year ended December 31, 2001.  The decrease was due primarily to the acquisitions of One Park Avenue ($233.9 million) and 1370 Broadway ($50.5 million) in January 2001 compared to no acquisitions of wholly-owned properties in 2002.  Approximately $50.2 million of the 2001 acquisitions was funded out of restricted cash set aside from the sale of 17 Battery Place South.  The investing activity in 2002 related primarily to the joint venture investment in connection with the acquisition of 1515 Broadway in May 2002.  The change in structured finance investments relates primarily to the timing of originations and repayments or participations of these investments.

Net cash used in financing activities decreased $346.7 million to $4.8 million for the year ended December 31, 2002 compared to $341.9 million for the year ended December 31, 2001.  The decrease was primarily due to lower borrowing requirements due to the decrease in acquisitions, which would have been funded with mortgage debt and draws under the line of credit.  In addition, the 2001 financing activities include the $148.4 million in net proceeds from a common stock offering.

2001 Compared to 2000

Net cash provided by operating activities increased $26.8 million to $80.6 million for the year ended December 31, 2001, compared to $53.8 million for the year ended December 31, 2000.  Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, but was reduced by the decrease in operating cash flow from the Dispositions.

Net cash used in investing activities increased $381.4 million to $420.1 million for the year ended December 31, 2001 compared to $38.7 million for the year ended December 31, 2000.  The increase was due primarily to the higher dollar volume of acquisitions and capital improvements in 2001 ($390.0 million and $29.9 million, respectively) as compared to 2000 ($16.6 million and $38.9 million, respectively).  This relates primarily to the acquisitions of One Park Avenue and 1370 Broadway in January 2001 and 317 Madison Avenue in June 2001.  The balance in 2000 also included approximately $22.2 million in acquisition deposits.  In 2001 approximately $50.2 million was funded out of restricted cash set aside from the sale of 17 Battery Place South.  The net investment in unconsolidated joint ventures decreased $24.4 million due to the purchase of a 49.9% interest in 100 Park Avenue and a 49.9% interest in 180 Madison Avenue in 2000 compared to the purchase of a 35% interest in 469 Seventh Avenue and a 49.9% interest in 1250 Broadway in 2001.  In addition, 90 Broad Street was sold in December 2000 and a 45% interest in 1250 Broadway was sold in November 2001.  Refinancing proceeds from 1250 Broadway were also distributed.  Net proceeds from dispositions increased $26.0 million due to the sales of 633 Third Avenue, One Park Avenue, 1412 Broadway and a condominium interest in 110 East 42nd Street totaling $95.1 million in 2001 compared to the dispositions of 29 West 35th Street, 36 West 44th Street, 321 West 44th Street, 17 Battery South and our interest in 1370 Avenue of the Americas totaling $121.1 million in 2000.  The Company also had approximately $106.1 million in net new structured finance originations.

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

Capitalization

On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down our 2000 Unsecured Credit Facility.  After this offering, we still have the ability to issue up to an aggregate amount of $251 million of our common and preferred stock under our existing effective registration statement.

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

The Rights are attached to each share of common stock.  The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding common stock (“Acquiring Person”).  In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

During the year ended December 31, 2002, we issued 71 common shares and received approximately $2,000 of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

Indebtedness

At December 31, 2002, borrowings under our mortgage loans and credit facilities (excluding our share of joint venture debt of $396.4 million) represented 32.96% of our market capitalization of $1.7 billion (based on a common stock price of $31.60 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2002).  Market capitalization includes consolidated debt, common and preferred stock and conversion of all operating partnership units, but excludes our share of joint venture debt.

The table below summarizes our mortgage debt, including a $20.9 million mortgage on an asset held for sale, lines of credit indebtedness and term loan outstanding at December 31, 2002 and 2001, respectively (in thousands).

	December 31,
	2002	2001
Debt Summary:

Balance
Fixed rate	$232,972	$253,792
Variable rate - hedged	233,254	133,930
Total fixed rate	466,226	387,722
Variable rate	74,000	60,000
Variable rate-supporting variable rate assets	22,178	57,109
Total variable rate	96,178	117,109
Total	$562,404	$504,831

Percent of Total Debt:
Total fixed rate	82.90%	76.80%
Variable rate	17.10%	23.20%
Total	100.00%	100.00%

Effective Interest Rate at End of Period:
Fixed rate	7.90%	8.23%
Variable rate	3.00%	3.49%
Effective interest rate	7.06%	7.13%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.38% at December 31, 2002).  Our debt on our wholly-owned properties at December 31, 2002 had a weighted average term to maturity of approximately 5.1 years.

As of December 31, 2002, we had five variable rate structured finance investments collateralizing the secured revolving credit facility.  These structured finance investments, totaling $63.9 million, partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of December 31, 2002, our total mortgage debt (excluding our share of joint venture debt of approximately $396.4 million) consisted of approximately $366.2 million of fixed rate debt with an effective interest rate of approximately 7.76% and no unhedged variable rate debt.

Revolving Credit Facilities

2000 Unsecured Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in June 2003.  At December 31, 2002, $74.0 million was outstanding under this unsecured revolving credit facility and carried an effective interest rate of 3.14%.  Availability under this facility at December 31, 2002 was further reduced by the issuance of letters of credit in the amount of $15.0 million for acquisition deposits.  We expect to renew this line of credit in the first quarter of 2003.

2001 Secured Credit Facility

We also have a $75.0 million secured revolving credit facility, which matures in December 2003.  This facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  This secured credit facility is secured by various structured finance investments.  At December 31, 2002, there was no balance outstanding under this facility.

2002 Term Loan

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  This new unsecured term loan matures on December 5, 2007.  We immediately borrowed $100.0 million under this term loan to repay approximately $100.0 million of the outstanding balance under our 2000 unsecured revolving credit facility.  As of December 31, 2002 and March 3, 2003, we had $100.0 million outstanding under the term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on this loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.  Under the terms of this term loan, at any time prior to December 5, 2005, we have an option to increase the total commitment to $200.0 million.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2002, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2002 and 2001 would increase our annual interest cost by approximately $1.3 million and $1.5 million and would increase our share of joint venture annual interest cost by approximately $1.7 million and $1.0 million, respectively.

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

Approximately $466.2 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt as of December 31, 2002 ranged from LIBOR plus 100 basis points to LIBOR plus 200 basis points.

Summary of Indebtedness

Combined aggregate principal maturities of mortgages and notes payable, including a $20.9 million mortgage on an asset held for sale, revolving credit facilities, term loan and our share of joint venture debt as of December 31, 2002 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$3,608	$22,178	$74,000	$—	$99,786	$628
2004	3,734	132,015	—	—	135,749	321,866
2005	3,366	47,247	—	—	50,613	16,079
2006	3,270	—	—	—	3,270	608
2007	3,410	19,224	—	100,000	122,634	659
Thereafter	17,655	132,697	—	—	150,352	56,521
	$35,043	$353,361	$74,000	$100,000	$562,404	$396,361

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $3.4 million in 2002, $3.6 million in 2001 and $2.8 million in 2000.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $173,303.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $3.2 million in 2002, $2.2 million in 2001 and $1.8 million in 2000.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by us.  Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $87,000 in 2002 and none in 2001 and 2000.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $61,471.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee we pay to her under a consulting agreement.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $205.0 million of first mortgage financing for 100 Park Avenue in 2000 and 1250 Broadway in 2001.  Morton Holliday, the father of Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  The fees paid by us to Sonnenblick for such services were approximately $319,000 in 2001 and $358,000 in 2000.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $242,000 in 2002, $212,000 in 2001 and $209,000 in 2000.

Insurance

The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2003, primarily in the area of terrorism insurance coverage.  We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $300 million of terrorism coverage for most of the properties in our portfolio and expires in October 2003.  Additionally, a joint venture property we recently purchased for a gross purchase price of $483.5 million, 1515 Broadway, has stand-alone insurance coverage, which provides for full all risk coverage but has a limit of $250 million in terrorism coverage.  This policy will expire in May 2003.  We are currently in the market to renew this policy.  While we believe our insurance coverage is adequate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2003.

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

Capital Expenditures

We estimate that for the year ending December 31, 2003, we will incur approximately $30.9 million and $16.1 million of capital expenditures (including tenant improvements and leasing commissions) on currently owned wholly-owned and our share of joint venture properties, respectively.  Of those total capital expenditures, approximately $4.3 million for wholly-owned properties and $3.9 million for our share of joint venture properties are dedicated to redevelopment costs, including New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.86 per share, we would pay approximately $57.3 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2000 Unsecured Credit Facility, our 2001 Secured Credit Facility, and our 2002 Term Loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

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

Funds from Operations for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

	Year ended December 31,
	2002	2001	2000
Income before minority interest, gain on sales, preferred stock dividends and cumulative effect adjustment	$76,038	$60,517	$49,390
Add:
Depreciation and amortization	39,063	37,117	31,525
FFO from discontinued operations	3,622	3,863	3,817
FFO adjustment for unconsolidated joint ventures	11,025	6,575	3,258
Less:
Dividends on preferred shares	(9,200)	(9,200)	(9,200)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(4,318)	(4,456)	(4,092)
Funds From Operations - basic	116,230	94,416	74,698
Dividends on preferred shares	9,200	9,200	9,200
Funds From Operations - diluted	$125,430	$103,616	$83,898
Cash flows provided by operating activities	$107,395	$80,588	$53,806
Cash flows used in investing activities	$(57,776)	$(420,061)	$(38,699)
Cash flows (used in) provided by financing activities	$(4,793)	$341,873	$(25,875)

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  We are currently in the process of evaluating the impact that SFAS 141 will have on our financial statements.  Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142.  We do not expect this pronouncement to have any impact on our results of operations or financial position.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  We do not expect this pronouncement to have any impact on our results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The new standard becomes effective for us for the year ending December 31, 2002.  We adopted this pronouncement on January 1, 2002.  This resulted in our having to reclassify certain revenue and expenses to discontinued operations.  This adoption had no impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No 13, and Technical Corrections.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provision of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.”  The adoption had no impact on our results of operations or financial position.  As a result of the adoption of this standard, we reclassified extraordinary losses from the write-off of unamortized financing costs ($430,000 and $921,000 previously recorded in the year ended December 2001 and 2000, respectively), to interest expense.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  We do not anticipate that the adoption of this standard will have any impact on our results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123 for the fair value method of accounting, if a company so elects.  The adoption of this standard is not expected to have any impact on our results of operations, financial position or liquidity as we do not anticipate changing our method of accounting for stock-based compensation.

In November of 2002, the FASB issued Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The disclosure provisions of this Interpretation are effective for our December 31, 2002 financial statements.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We are currently in the process of evaluating the impact that this Interpretation will have on our financial statements.

In January of 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003.  We are currently in the process of evaluating the impact that this Interpretation will have on our financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of December 31, 2002 (in thousands):

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Yield
2003	$3,608	6.76%	$96,178	3.00%	$27,723	15.25%
2004	135,749	6.52%	—	—	40,222	12.74%
2005	50,613	6.39%	—	—	—	—
2006	3,270	6.36%	—	—	71,695	10.50%
2007	122,634	6.26%			6,000	12.95%
Thereafter	150,352	8.33%	—	—	—	—
Total	$466,226	7.90%	$96,178	3.00%	$145,640	12.64%
Fair Value	$493,995		$96,178		$145,640

The table below presents the gross principal cash flows based upon maturity dates of our share of joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2002 (in thousands):

		Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2003	$628	6.34%	—	—
2004	147,416	6.34%	$174,450	3.82%
2005	16,079	8.00%	—	—
2006	608	8.00%	—	—
2007	659	8.00%	—	—
Thereafter	56,521	8.00%	—	—
Total	$221,911	7.18%	$174,450	3.82%
Fair Value	$229,140		$174,450

The table below lists all our derivative instruments, including joint ventures, and their related fair value as of December 31, 2002 (in thousands):

	Notional Value	Strike Rate	Expiration Date	Fair Value	Our Share

Interest Rate Collar	$70,000	6.580%	11/2004	$(5,344)	$(5,344)
Interest Rate Swap	65,000	4.010%	8/2005	(3,156)	(3,156)
Interest Rate Cap	150,000	8.000%	1/2004	—	—
Interest Rate Cap	85,000	6.500%	11/2004	34	19
Interest Rate Cap Sold	46,750	6.500%	11/2004	(19)	(19)
Interest Rate Swap	46,750	4.038%	1/2005	(2,083)	(2,083)
Interest Rate Cap	275,000	7.000%	6/2004	12	7
Interest Rate Cap	30,000	9.000%	6/2004	—	—
Interest Rate Cap	30,000	9.000%	6/2004	—	—
Interest Rate Cap Sold	100,000	7.000%	6/2004	(6)	(6)
Interest Rate Swap	100,000	2.299%	6/2004	(1,065)	(1,065)
Interest Rate Swap	100,000	1.637%	12/2003	(266)	(266)
Interest Rate Swap	100,000	4.060%	12/2007	(2,196)	(2,196)
Total				$(14,089)	$(14,109)

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedule

SL GREEN REALTY CORP.

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Schedule

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2002

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of

SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, SL Green Realty Corp. adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ Ernst & Young LLP
New York, New York
January 28, 2003, except for
Note 23 as to which the
date is February 13, 2003

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2002	2001
Assets

Commercial real estate properties, at cost:

Land and land interests	$131,078	$138,337
Buildings and improvements	683,165	689,094
Building leasehold	149,326	144,736
Property under capital lease	12,208	12,208
	975,777	984,375
Less accumulated depreciation	(126,669)	(100,776)
	849,108	883,599
Assets held for sale	41,536	—
Cash and cash equivalents	58,020	13,193
Restricted cash	29,082	38,424
Tenant and other receivables, net of allowance of $5,927 and $3,629 in 2002 and 2001, respectively	6,587	8,793
Related party receivables	4,868	3,498
Deferred rents receivable, net of allowance of $6,575 and $5,264 in 2002 and 2001, respectively	55,731	51,855
Investment in and advances to affiliates	3,979	8,211
Structured finance investments, net of discount of $205 and $593 in 2002 and 2001, respectively	145,640	188,638
Investments in unconsolidated joint ventures	214,644	123,469
Deferred costs, net	35,511	34,901
Other assets	28,464	16,996
Total assets	$1,473,170	$1,371,577

Liabilities and Stockholders’ Equity

Mortgage notes payable	$367,503	$409,900
Revolving credit facilities	74,000	94,931
Unsecured term loan	100,000	—
Derivative instruments at fair value	10,962	3,205
Accrued interest payable	1,806	1,875
Accounts payable and accrued expenses	41,197	22,819
Deferred compensation awards	1,329	1,838
Deferred revenue/gain	3,096	1,381
Capitalized lease obligations	15,862	15,574
Deferred land lease payable	14,626	14,086
Dividend and distributions payable	17,436	16,570
Security deposits	20,948	18,829
Liabilities related to assets held for sale	21,321	—
Total liabilities	690,086	601,008

Commitments and Contingencies

Minority interest in Operating Partnership	44,718	46,430

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at December 31, 2002 and 2001	111,721	111,231

Stockholders’ Equity

Common stock, $0.01 par value 100,000 shares authorized, 30,422 and 29,978 issued and outstanding at December 31, 2002 and 2001, respectively	304	300
Additional paid-in-capital	592,585	583,350
Deferred compensation plans	(5,562)	(7,515)
Accumulated other comprehensive loss	(10,740)	(2,911)
Retained earnings	50,058	39,684
Total stockholders’ equity	626,645	612,908
Total liabilities and stockholders’ equity	$1,473,170	$1,371,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Income

(Amounts in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Revenues
Rental revenue	$187,458	$197,665	$182,230
Escalation and reimbursement revenues	28,324	30,361	23,781
Signage rent	1,488	1,522	2,137
Investment income	15,396	14,808	10,692
Preferred equity income	7,780	2,561	2,579
Other income	5,709	2,770	1,112
Total revenues	246,155	249,687	222,531
Expenses
Operating expenses including $6,745 (2002), $5,805 (2001) and $4,644 (2000) to affiliates	57,703	56,718	53,322
Real estate taxes	29,451	29,828	27,772
Ground rent	12,637	12,579	12,660
Interest	36,656	45,107	39,787
Depreciation and amortization	39,063	37,117	31,525
Marketing, general and administrative	13,282	15,374	11,561
Total expenses	188,792	196,723	176,627
Income from continuing operations before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest, cumulative effect adjustment and discontinued operations	57,363	52,964	45,904
Equity in net income (loss) from affiliates	292	(1,054)	378
Equity in net income of unconsolidated joint ventures	18,383	8,607	3,108
Operating earnings	76,038	60,517	49,390
Equity in net gain on sale of joint venture property	—	—	6,025
Gain on sale of rental properties/preferred investment, net of transaction and deferred compensation costs	—	4,956	35,391
Minority interest in operating partnership attributable to continuing operations	(4,545)	(4,419)	(7,179)
Income from continuing operations before cumulative effect adjustment	71,493	61,054	83,627
Cumulative effect of change in accounting principle, net of minority interest	—	(532)	—
Net income from continuing operations	71,493	60,522	83,627
Income from discontinued operations, net of minority interest	2,838	2,479	2,590
Net income	74,331	63,001	86,217
Preferred stock dividends	(9,200)	(9,200)	(9,200)
Preferred stock accretion	(490)	(458)	(426)
Net income available to common shareholders	$64,641	$53,343	$76,591
Basic earnings per share:
Net income from continuing operations before gain on sale	$2.05	$1.73	$1.33
Income from discontinued operations	0.09	0.09	0.11
Gain on sale	—	0.18	1.70
Cumulative effect of change in accounting principle	—	(0.02)	—
Net income available to common shareholders	$2.14	$1.98	$3.14
Diluted earnings per share:
Net income from continuing operations before gain on sale	$2.01	$1.71	$1.55
Income from discontinued operations	0.08	0.08	0.08
Gain on sale	—	0.17	1.30
Cumulative effect of change in accounting principle	—	(0.02)	—
Net income available to common shareholders	$2.09	$1.94	$2.93
Basic weighted average common shares outstanding	30,236	26,993	24,373
Diluted weighted average common shares and common share equivalents outstanding	37,786	29,808	31,818

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except per share data)

	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Officers’ Loans	Accumulated Other Comprehensive Loss	Retained Earnings/(Distributions in Excess of Earnings)	Total	Comprehensive Income
	Shares	Par Value

Balance at December 31, 1999	24,184	$242	$421,958	$(6,610)	$(64)	$—	$(9,422)	$406,104
Net income							86,217	86,217
Preferred dividend & accretion requirement							(9,626)	(9,626)
Deferred compensation plan & stock award	5		253	6				259
Amortization of deferred compensation plan				1,567				1,567
Redemption of units	121	1	2,128					2,129
Proceeds from options exercised	206	3	4,359					4,362
Cash distributions declared ($1.475 per common share of which none represented a return of capital for federal income tax purposes)							(36,003)	(36,003)
Amortization of officers’ loans					64			64
Balance at December 31, 2000	24,516	246	428,698	(5,037)	—	—	31,166	455,073
Cumulative effect of accounting change						(811)		(811)
Comprehensive Income:
Net income							63,001	63,001	$63,001
Net unrealized loss on derivative instruments						(2,100)		(2,100)	(2,100)
SL Green’s share of joint venture net unrealized loss on derivative instruments									109
Preferred dividend & accretion requirement							(9,657)	(9,657)
Net proceeds from common stock offering and revaluation of minority interest ($2,927)	5,000	50	144,558					144,608
Redemption of units	36		689					689
Deferred compensation plan & stock award, net	166	1	4,122	(4,105)				18
Amortization of deferred compensation plan				1,627				1,627
Proceeds from stock options exercised	260	3	5,283					5,286
Cash distributions declared ($1.605 per common share of which none represented a return of capital for federal income tax purposes)							(44,826)	(44,826)
Balance at December 31, 2001	29,978	300	583,350	(7,515)	—	(2,911)	39,684	612,908	$61,010
Comprehensive Income:
Net income							74,331	74,331	$74,331
Net unrealized loss on derivative instruments						(7,829)		(7,829)	(7,829)
SL Green’s share of joint venture net unrealized loss on derivative instruments									(3,434)
Preferred dividends & accretion requirement							(9,690)	(9,690)
Redemption of units	155	1	3,128					3,129
Deferred compensation plan & stock award, net	(33)		(537)	534				(3)
Amortization of deferred compensation plan				1,419				1,419
Proceeds from stock options exercised	322	3	6,644					6,647
Cash distributions declared ($1.7925 per common share of which none represented a return of capital for federal income tax purposes)							(54,267)	(54,267)
Balance at December 31, 2002	30,422	$304	$592,585	$(5,562)	$—	$(10,740)	$50,058	$626,645	$63,068

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Operating Activities
Net income	$74,331	$63,001	$86,217
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	786	1,400	1,237
Depreciation and amortization	39,063	37,117	31,525
Amortization of discount on structured finance investments	388	2,728	(3,524)
Cumulative effect of change in accounting principle	—	532	—
Gain on sale of rental properties/preferred investment	—	(4,956)	(41,416)
Write-off of deferred financing costs	—	430	921
Equity in net loss (income) from affiliates	(292)	1,054	(378)
Equity in net income from unconsolidated joint ventures	(18,383)	(8,607)	(3,108)
Minority interest	4,545	4,419	7,179
Deferred rents receivable	(8,929)	(10,329)	(13,741)
Allowance for bad debts	2,298	1,906	1,976
Amortization of deferred compensation	1,419	1,627	1,632
Changes in operating assets and liabilities:
Restricted cash – operations	6,455	4,593	(2,500)
Tenant and other receivables	(604)	(3,119)	(2,764)
Related party receivables	(1,370)	(2,658)	(454)
Deferred lease costs	(7,297)	(4,702)	(9,273)
Other assets	(6,452)	(1,362)	(3,250)
Accounts payable, accrued expenses and other liabilities	20,926	(3,683)	1,174
Deferred revenue	(29)	269	806
Deferred land lease payable	540	928	1,547
Net cash provided by operating activities	107,395	80,588	53,806

Investing Activities

Acquisitions of real estate property	—	(390,034)	(16,620)
Additions to land, buildings and improvements	(32,123)	(27,752)	(38,855)
Restricted cash – capital improvements/acquisitions	2,887	43,806	(50,155)
Investment in and advances to affiliates	(490)	(2,892)	(1,017)
Distribution from affiliate	739	—	—
Investments in unconsolidated joint ventures	(93,881)	(27,832)	(50,918)
Distributions from unconsolidated joint ventures	22,482	26,909	25,550
Net proceeds from disposition of rental property	—	95,079	121,085
Structured finance investments net of repayments/participations	42,610	(137,345)	(27,769)
Net cash used in investing activities	(57,776)	(420,061)	(38,699)

Financing Activities

Proceeds from mortgage notes payable	—	237,178	139,917
Repayments of mortgage notes payable	(21,496)	(39,678)	(78,268)
Proceeds from revolving credit facilities and term loan	275,000	512,984	274,046
Repayments of revolving credit facilities	(195,931)	(464,427)	(310,672)
Proceeds from stock options exercised	6,647	5,286	4,361
Net proceeds from sale of common stock	—	148,373	—
Capitalized lease obligation	288	271	286
Dividends and distributions paid	(66,593)	(53,062)	(47,942)
Deferred loan costs	(2,709)	(5,052)	(7,603)
Net cash (used in) provided by financing activities	(4,793)	341,873	(25,875)
Net increase (decrease) in cash and cash equivalents	44,827	2,400	(10,768)
Cash and cash equivalents at beginning of period	13,193	10,793	21,561
Cash and cash equivalents at end of period	$58,020	$13,193	$10,793
Supplemental cash flow disclosures
Interest paid	$36,725	$46,712	$40,732
Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock as deferred compensation	$588	$4,123	$253
Cancellation of common stock as deferred compensation	$1,122	—	—
Contribution of property to joint venture	—	$233,900	$9,133
Mortgage notes payable assigned to joint venture	—	$150,000	—
Unrealized loss on derivative instruments	$10,962	$3,205	—

In December 2002,op 2001, and 2000 the Company declared distributions per share of $0.465, $0.4425 and $0.3875, respectively.  These distributions were paid in January 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2002

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

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of December 31, 2002, minority investors held, in the aggregate, a 6.6% limited partnership interest in the Operating Partnership.

As of December 31, 2002, the Company’s wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 6.9 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of December 31, 2002, the weighted average occupancy (total occupied square feet divided by total available square feet) of the wholly-owned properties was 96.6%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.6 million rentable square feet which were 97.3% occupied as of December 31, 2002.  The Company also owns one triple-net leased property located in Shelton, Connecticut.  In addition, the Company continues to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership (the “Operating Partnership Agreement”), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem limited partnership units for cash, or if the Company so elects, shares of common stock.  Under the Operating Partnership Agreement, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

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

Properties are depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Property under capital lease	remaining lease term
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

Depreciation expense (including amortization of the capital lease asset) amounted to $30,907, $28,784, and $24,660 for the years ended December 31, 2002, 2001 and 2000, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of its rental properties was impaired at December 31, 2002 and 2001.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities.  In all the joint ventures, the rights of the minority investor are both protective as well as participating.  These rights preclude the Company from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in earnings (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in earnings (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to the Company.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of tenants as well as capital improvement escrows.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $1,745, $1,663, and $2,071 for the years ended December 31, 2002, 2001 and 2000, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period.

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

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

Reserve for Possible Credit Losses

The reserve for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, the Company establishes the provision for possible credit losses by category of asset.  When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2002 or 2001.

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

Stock - Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”).  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the Company’s stock option plans.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.  See Note 15 for the pro-forma accounting impact under SFAS 123, “Accounting for Stock-based Compensation.”

Derivative Financial Instruments

In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date.  For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value.  All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, the Company is exposed to the effect of interest rate changes and limits these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

The Company uses a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  The Company expressly prohibits the use of exotic derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and represented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by the corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive loss.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  All collateral securing the mortgage loans receivable is located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space. Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 2.0% of the Company’s revenue.  Approximately 21% of the Company’s total revenue was derived from 420 Lexington Avenue for the year ended December 31, 2000.  Approximately 19% and 9% of the Company’s total revenue was derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2001.  Approximately 20% and 9% of the Company’s total revenue was derived from 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2002.  Four borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2002.  The Company currently has 76.5% of its workforce covered by three collective bargaining agreements which service substantially all of the Company’s properties.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141,“Business Combinationss,” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) which are effective July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  The Company is currently in the process of evaluating the impact that SFAS 141 will have on its financial statements.  The adoption of this statement is not expected to have an immediate impact on the Company’s results of operations or financial position.  Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard.  All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142.  The adoption of this pronouncement did not have any impact on the Company’s results of operations or financial position.

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) which is effective January 1, 2003. SFAS 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The Company does not expect this pronouncement to have any impact on the Company’s results of operations or financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The Company adopted this pronouncement on January 1, 2002.  This resulted in the Company having to reclassify certain revenue and expenses to discontinued operations.  This adoption had no impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Correction.”  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers,” and SFAS No. 64, “Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements.”  SFAS No. 145 requires, among other things, (i) that the modification of a lease that results in a change of the classification of the lease from capital to operating under the provision of SFAS No. 13 be accounted for as a sale-leaseback transaction and (ii) the reporting of gains or losses from the early extinguishment of debt as extraordinary items only if they met the criteria of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations.”  The adoption had no impact on the Company’s results of operations or financial position.  As a result of the adoption of this standard, the Company reclassified extraordinary losses from the write-off of unamortized financing costs ($430 and $921, previously recorded in the year ended December 2001 and 2000, respectively), to interest expense.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (effective January 1, 2003).  SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  The Company does not anticipate that the adoption of this standard will have any impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123’s fair value method of accounting, if a company so elects.  The adoption of this standard is not expected to have any impact on the Company’s results of operations, financial position or liquidity as the Company does not anticipate changing its method of accounting for stock-based compensation.

In November of 2002, the FASB issued Interpretation No. 45, “Guarantors’ Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.  The disclosure provisions of this Interpretation are effective for the Company’s December 31, 2002 financial statements.  The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.

In January of 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003.  The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.  See Note 7.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

2002 Acquisitions

During the year ended December 31, 2002, the Company did not acquire any wholly-owned properties.  On December 9, 2002, the Company entered into an agreement to acquire condominium interests in 125 Broad Street for approximately $90,000.  The Company intends to assume the $76,900 first mortgage currently encumbering this property.  The mortgage matures on October 2007 and bears interest at 8.29%.  The transaction is expected to close in the first quarter of 2003, although there can be no assurance that this acquisition will be consummated on these terms or at all.

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

2000 Acquisition

On June 20, 2000, the Company acquired a 64,195 square foot retail building located in the City of Shelton, Fairfield County, Connecticut for approximately $16,600.  The Company redeployed the proceeds from the sale of 29 West 35th Street, through a like-kind tax deferred exchange, to fund this acquisition.  The property is triple-net leased to Shaw’s Supermarkets, Inc. for 25 years.  The Shaw’s lease is guaranteed by J Sainsbury PLC, an investment grade corporation with a long-term issued credit rating of “A” by Standard & Poor’s and “A2” by Moody’s. The property is encumbered by a $14,900 mortgage.  The 25 year mortgage has a fixed annual interest rate of 8.32%.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2002 and 2001 as though the 2001 acquisition of 317 Madison Avenue (May 2001), the offering of 5,000,000 shares of common stock (July 2001) and the equity investment in 1515 Broadway (see Note 6) (May 2002) were completed on January 1, 2001.  There were no wholly-owned property acquisitions during 2002.

	2002	2001
Pro forma revenues	$246,155	$256,483
Pro forma net income	$67,633	$56,952
Pro-forma common shares-basic	30,236	29,815
Pro-forma common share and common share equivalents-diluted	37,786	32,630
Pro-forma earnings per common share-basic	$2.24	$1.91
Pro-forma earnings per common share and common share equivalents-diluted	$2.17	$1.89

4.   Property Dispositions and Assets Held for Sale

During the year ended December 31, 2002, the Company did not dispose of any wholly-owned properties.

During the year ended December 31, 2001, the Company disposed of the following office properties to unaffiliated parties, except for One Park which was sold to an affiliated joint venture.

Date Sold	Property	Sub-market	Rentable Square Feet	Gross Sales Price	Gain On Sale
1/9/01	633 Third Avenue	Grand Central	41,000	$13,250	$1,113
5/25/01	One Park Avenue	Grand Central	913,000	233,900	—
6/29/01	1412 Broadway	Times Square	389,000	91,500	3,115
			1,343,000	$338,650	$4,228

In June 2001, Cipriani, a tenant at 110 East 42nd Street occupying 70,000 square feet, notified the Company that it was exercising the purchase option under its lease agreement.  The gross purchase price of the option to acquire the condominium interest was $14,500.  This transaction closed on July 23, 2001 and the Company realized a gain of $728.

During the year ended December 31, 2000, the Company disposed of the following office properties to unaffiliated parties, except for 321 West 44th Street which was sold to an affiliated joint venture.  See also Note 17-Deferred Compensation Award.

Date Sold	Property	Sub-market	Rentable Square Feet	Gross Sales Price	Gain On Sale
2/11/00	29 West 35th Street	Garment	78,000	$11,700	$5,017
3/8/00	36 West 44th Street	Grand Central	178,000	31,500	9,208
5/4/00	321 West 44th Street	Times Square	203,000	28,000	4,797
11/13/00	90 Broad Street	Financial	339,000	60,000	6,025
12/20/00	17 Battery Place	Financial	392,000	53,000	10,745
			1,190,000	$184,200	$35,792

At December 31, 2002, the Company considered the property located at 50 West 23rd Street to be held for sale under the criteria of SFAS 144 (see Note 23).  Condensed financial information of the results of operations for this real estate asset, classified as held for sale at December 31, 2002 and included in discontinued operations, is as follows:

	Year ended December 31,
	2002	2001	2000
Revenues
Rental revenue	$7,027	$6,997	$6,818
Escalation and reimbursement revenues	940	978	951
Signage rent and other income	31	23	23
Total revenues	7,998	7,998	7,792
Operating expense	1,586	1,423	1,322
Real estate taxes	1,228	1,135	1,078
Interest	1,560	1,561	1,565
Depreciation and amortization	579	1,219	986
Total expenses	4,953	5,338	4,951
Income from discontinued operations	3,045	2,660	2,841
Minority interest in operating partnership	(207)	(181)	(251)
Income from discontinued operations, net of minority interest	$2,838	$2,479	$2,590

5.  Structured Finance Investments

During the years ended December 31, 2002 and 2001, the Company originated $27,684 and $214,352 in structured finance investments (net of discount), respectively.  There were also $70,682 and $77,007 in repayments and participations during those years, respectively.  At December 31, 2002, 2001 and 2000, all loans were performing in accordance with the terms of the loan agreements.  All of the properties comprising the structured financial investments are located in Manhattan.

As of December 31, 2002 and 2001, the Company held the following structured finance investments, excluding preferred equity investments:

Loan Type	Interest Rate	Gross Investment	Senior Financing	2002 Principal Outstanding	2001 Principal Outstanding	Mandatory Maturity Date
First Mortgage(1)	—	$—	$—	$—	$4,799	April 2002
Mezzanine Loan(2)	—	—	—	—	40,038	January 2003
Mezzanine Loan(3)	12.33%	25,000	107,000	24,796	24,636	April 2004
Mezzanine Loan	11.44%	10,300	25,600	10,300	—	June 2006
Junior Participation(4)	15.25%	27,723	67,277	27,723	27,723	November 2003
Junior Participation	8.44%	500	5,500	500	—	December 2004
Junior Participation(5)	13.42%	15,000	178,000	14,926	29,970	November 2004
				$78,245	$127,166

(1)   This loan was repaid in full on April 15, 2002.

(2)   This loan was repaid in full on December 30, 2002.

(3)   On July 20, 2001, this loan was contributed to a joint venture with the Prudential Real Estate Investors (“PREI”).  The Company retained a 50% interest in the loan.  The original investment was $50,000.

(4)   In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment is $5,545.  This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR (1.38% at December 31, 2002).  This loan was extended for one year from the initial maturity date.  The interest rate in the table reflects the yield on the net investment.

(5)   On April 12, 2002, this loan, whose original investment was $30,000, was contributed to a joint venture with PREI.  The Company retained a 50% interest in the loan.

Preferred Equity Investments

In June 2001, the Company made an $8,000 preferred equity investment.  This investment entitles the Company to receive a preferential 10% yield.  The mandatory redemption date is May 2006, but is subject to extension options.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The balance on the investment was $7,895 at December 31, 2002.  The property is encumbered by $65,000 of senior financing.

In September 2001, the Company made a $53,500 preferred equity investment with an initial redemption date of September 2006.  This variable rate investment had a yield of 12.6% at December 31, 2002.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The Company also receives asset management fees.  The property is encumbered by $186,500 of senior financing.  This investment was redeemed on February 13, 2003 (see Note 23).

In June 2002, the Company made a $6,000 preferred equity investment with a mandatory redemption date of July 2007.  There is a one-year redemption lockout until June 2003.  This variable rate investment had a yield of 12.95% at December 31, 2002.  The property is encumbered by $38,000 of senior financing.

On June 25, 2002, the Company made a $10,000 preferred equity investment, with a 10% yield.  On December 16, 2002 this investment was redeemed in full.

6.  Investment in Unconsolidated Joint Ventures

Morgan Stanley Joint Ventures

MSSG I

During July 1999, the Company entered into a joint venture agreement with Morgan Stanley Real Estate Fund (“MSREF”) to own 90 Broad Street.  The property was contributed to MSSG I by the Company and the Company retained a 35% economic interest in the venture.  At the time of the contribution, the property was valued at $34,600 which approximated the Company’s cost basis in the asset.  In addition, the venture assumed the existing $20,800 first mortgage that was collateralized by the property.  The Company provided management, leasing and construction services at the property on a fee basis.  During 2001 and 2000, the Company earned $226 and $62, respectively, for such services.  The venture agreement provided the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate was achieved.

On March 1, 2000, the $20,800 mortgage on 90 Broad Street was assigned to a new lender.  The new lender advanced an additional $11,200 to the joint venture.  The two loans were then consolidated, amended and restated into a consolidated $32,000 mortgage which was to mature on March 1, 2002.  Interest only was payable on the loan at the rate of LIBOR plus 175 basis points.  On November 13, 2000, MSSG I sold 90 Broad Street for a gross sales price of $60,000 and repaid the loan.  The joint venture realized a gain of $16,446 on the sale.  The Company’s share of this gain was $6,025.

On December 1, 2000, the Company and MSREF, through its MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9 % ownership interest in the property, the Company acts as the operating partner for the venture, and is responsible for leasing and managing the property.  During 2002 and 2001, the Company earned $331 and $205 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which matures on December 1, 2005, carries a fixed interest rate of 7.81%.  The mortgage is interest only until January 1, 2002, at which time principal payments begin.  The loan can be upsized to $34,000.

MSSG II

On January 31, 2001, the Company and MSREF, through its MSSG II joint venture, acquired 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs.  The property is a 253,000 square foot, 16-story office building.  In addition to holding a 35% ownership interest in the property, the Company acts as the operating partner for the venture, and is responsible for leasing and managing the property.  During 2002 and 2001, the Company earned $137 and $146, respectively, for such services.  The acquisition was partially funded by a $36,000 mortgage from LBHI.  The loan, which was to mature on February 10, 2003, carried a fixed interest rate of 7.84% from the acquisition date through March 10, 2001 and thereafter, the interest rate was LIBOR plus 210 basis points.

On June 20, 2002, the Company and Morgan Stanley Real Estate Fund, through their MSSG II joint venture, sold 469 Seventh Avenue for a gross sales price of $53,100, excluding closing costs. MSSG II realized a gain of approximately $4,808 on the sale of which the Company’s share was approximately $1,680.  In addition, the $36,000 mortgage was repaid in full.  As part of the sale, the Company made a preferred equity investment of $6,000 in the entity acquiring the asset.  As a result of this continuing investment, the Company will defer recognition of its share of the gain until its preferred investment has been redeemed.

MSSG III

On May 4, 2000, the Company sold a 65% interest for cash in the property located at 321 West 44th Street to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage matures on April 30, 2003 and has an interest rate based on LIBOR plus 250 basis points (3.88% at December 31, 2002).  The Company is in the process of extending this mortgage for one year.  The venture has substantially improved and repositioned the property.  In addition to retaining a 35% economic interest in the property, the Company acting as the operating partner for the venture, is responsible for redevelopment, construction, leasing and management of the property.  During 2002, 2001 and 2000, the Company earned $227, $154 and $49, respectively, for such services.  The venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.  In November 2000, this investment was transferred to MSSG III under the same terms and ownership as under MSSG I.

SITQ Immobilier

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec (“SITQ”). Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of the transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage matures on January 10, 2004 and has an interest rate based on LIBOR plus 150 basis points (2.93% at December 31, 2002).  The Company provides management and leasing services for One Park.  During 2002 and 2001, the Company earned $1,108 and $538, respectively, for such services.  During 2002 and 2001, the Company earned $797 and $343 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the venture the sole option to purchase the ground lease position; accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss resulted from this transaction.  This property is subject to an $85,000 mortgage.  The interest only mortgage matures on October 21, 2004 and has an interest rate based on LIBOR plus 250 basis points (3.88% at December 31, 2002).  The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The Company provides management and leasing services for 1250 Broadway.  During 2002 and 2001, the Company earned $642 and $66, for such services, respectively.  During 2002, the Company earned $900 in asset management fees.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, New York, NY (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During 2002, the Company earned $828 for such services.  During 2002, the Company earned $612 in asset management fees.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from proceeds of the sale of the joint venture interest to SITQ.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.87% at December 31, 2002), matures in June 2004.  The mortgage has five one-year extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.92% at December 31, 2002), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.92% at December 31, 2002), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.

One tenant, whose leases end between 2008 and 2013, represents approximately 76.6% of this joint venture’s revenue.

Prudential Realty Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story property, located in Manhattan.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a 10 year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During 2002, 2001 and 2000, the Company earned $631, $538 and $479 for such services, respectively.

Carlyle Realty Joint Venture

During August 1999, the Company entered into a joint venture agreement with Carlyle Realty to purchase 1250 Broadway located in Manhattan for $93,000.  The Company held a 49.9% interest in the venture and provided management, leasing and construction services at the property on a fee basis.  During 2001 and 2000, the Company earned $563 and $624, respectively, for such services.  The acquisition was partially financed with a floating rate mortgage totaling $64,650 maturing in 3 years.  This facility had the ability to be increased to $69,650 as funding of capital requirements was needed.  The mortgage, which was syndicated into a $57,000 tranche and a $7,650 tranche, carried a weighted average interest rate of 300 basis points over 30-day LIBOR (9.82% at December 31, 2000). The venture agreement provided the Company with an opportunity to receive a promotional interest with respect to sales proceeds and cash distributions once a fixed hurdle rate was achieved.

On September 21, 2001, the Company acquired Carlyle’s interest in the venture for approximately $29,500, with Carlyle retaining a 0.2% interest and the Company holding a 99.8% interest.  In the transaction, the property was valued at approximately $121,500.  In conjunction with the transaction, the Company repaid the existing mortgage of $69,650 and replaced it with an $85,000 first mortgage.  The new mortgage, which matures on October 21, 2004, carries a variable interest rate of 250 basis points over the 30-day LIBOR (6.53% at December 31, 2001).  The Company recorded a $332 expense for the early extinquishment of debt related to the write-off of unamortized financing costs associated with the $69,650 mortgage.  On November 1, 2001, a 45% interest in the property was sold to SITQ Immobilier (see above).  As a result of temporary control, due to the short holding period and the intention to sell the interest, the Company did not consolidate its investment in the joint venture at September 30, 2001.

The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2002 and 2001, are as follows:

	2002	2001
Assets
Commercial real estate property	$1,088,083	$656,222
Other assets	101,664	63,634
Total assets	$1,189,747	$719,856

	2002	2001
Liabilities and members’ equity
Mortgage payable	$742,623	$444,784
Other liabilities	33,118	19,564
Members’ equity	414,006	255,508
Total liabilities and members’ equity	$1,189,747	$719,856
Company’s net investment in unconsolidated joint ventures	$214,644	$123,469

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2002 are as follows:

	2002	2001	2000
Total revenues	$154,685	$92,794	$60,429
Operating expenses	39,831	23,287	17,460
Real estate taxes	23,430	14,691	9,881
Interest	32,019	25,073	18,733
Depreciation and amortization	24,362	13,678	7,869
Total expenses	119,642	76,729	53,943
Net income before gain on sale	$35,043	$16,065	$6,486
Company’s equity in earnings of consolidated joint ventures	$18,383	$8,607	$3,108

7.  Investment in and Advances to Affiliates

	2002	2001
Investment in and advances to Service Corporation, net	$3,979	$3,781
Investment in and advances to eEmerge, net	—	4,430
Investments in and advances to affiliates	$3,979	$8,211

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

The Company, through the Operating Partnership, owned all the non-voting common stock of eEmerge.  Through dividends on its equity interest, the Operating Partnership received approximately 100% of the cash flow from eEmerge operations.  All of the voting common stock was held by a Company affiliate.  This controlling interest gave the affiliate the power to elect all the directors of eEmerge.  The Company accounted for its investment in eEmerge on the equity basis of accounting because although it had significant influence with respect to management and operations, it did not control the entity.  Effective March 26, 2002, the Company acquired all the voting common stock previously held by the Company affiliate.  As a result, the Company controls all the common stock of eEmerge.  Effective with the quarter ended March 31, 2002, the Company consolidated the accounts of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

On June 8, 2000, eEmerge and Eureka Broadband Corporation (“Eureka”) formed eEmerge.NYC LLC, a Delaware limited liability company (“ENYC”) whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, the Company consolidated the accounts of ENYC.

The net book value of the Company’s investment as of December 31, 2002 was $4.9 million.  While management currently believes that it is possible to recover the net book value of the investment through future operating cash flows, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management, may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at December 31 consisted of the following:

	2002	2001
Deferred financing	$16,180	$16,086
Deferred leasing	44,881	40,856
	61,061	56,942
Less accumulated amortization	(25,550)	(22,041)
	$35,511	$34,901

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at

December 31, 2002 and 2001, respectively, are as follows:

Property	Maturity Date	Interest Rate	2002	2001
1414 Avenue of the Americas & 70 West 36th St.(1)	5/1/09	7.90%	$25,687	$26,023
711 Third Avenue(1)	9/10/05	8.13%	48,446	48,824
420 Lexington Avenue(1)	11/1/10	8.44%	123,107	124,745
317 Madison Avenue(1)(2)	8/20/04	LIBOR + 1.80%	65,000	65,000
555 West 57th Street (3)	11/4/04	LIBOR + 2.00%	68,254	68,930
470 Park Avenue South(4)	4/1/04	8.25%	—	9,356
673 First Avenue(5)	12/13/03	9.00%	—	8,977
50 West 23rd Street(6)	8/1/07	7.33%	20,901	21,000
875 Bridgeport Ave., Shelton,CT	5/10/25	8.32%	14,831	14,867
Total fixed rate debt			$366,226	$387,722
Total floating rate debt			—	—
Total mortgage notes payable(7)			$366,226	$387,722

(1)  Held in bankruptcy remote special purpose entity.

(2)  Based on LIBOR rate of 1.38% at December 31, 2002.  The Company obtained a first mortgage secured by the property on August 16, 2001.  The mortgage has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.

(3)  The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at December 31, 2002 since LIBOR was 1.38% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

(4)  This loan was repaid on June 5, 2002.

(5)  This loan was repaid on December 30, 2002.  See Note 23.

(6)  This asset is classified as held for sale at December 31, 2002.  The related loan is included in liabilities related to assets held for sale on the accompanying balance sheet.

(7)  Excludes $22,178 loan obtained to fund a structured finance transaction (see Note 5(4)).

At December 31, 2002, the net carrying value of the properties collateralizing the mortgage notes was $478,100.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan and the Company’s share of joint venture debt as of December 31, 2002 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$3,608	$22,178	$74,000	$—	$99,786	$628
2004	3,734	132,015	—	—	135,749	321,866
2005	3,366	47,247	—	—	50,613	16,079
2006	3,270	—	—	—	3,270	608
2007	3,410	19,224	—	100,000	122,634	659
Thereafter	17,655	132,697	—	—	150,352	56,521
	$35,043	$353,361	$74,000	$100,000	$562,404	$396,361

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $206,576 from Lehman Brothers Holdings, Inc. (“LBHI”) at December 31, 2002.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on May 15, 2003.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 2002.  The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  On October 24, 2002, the Company sold $116,200 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $570 from the sale.

10.  Revolving Credit Facilities

2000 Unsecured Credit Facility

On June 27, 2000, the Company repaid in full and terminated its $140 million credit facility and obtained a new senior unsecured revolving credit facility in the amount of $250,000 (the “2000 Unsecured Credit Facility”) from a group of nine banks.  In March 2001, the Company exercised an option to increase the capacity under this credit facility to $300,000.  The 2000 Unsecured Credit Facility has a term of three years and bears interest at a spread ranging from 137.5 basis points to 175 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to 125 basis points.  The 2000 Unsecured Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears.  At December 31, 2002, $74,000 was outstanding and carried an effective interest rate of 3.14%.  Availability under the 2000 Unsecured Credit Facility at December 31, 2002 was further reduced by the issuance of letters of credit in the amount of $15,000 for acquisition deposits.  On March 3, 2003, $207,000 was available under this facility.  The 2000 Unsecured Credit Facility includes certain restrictions and covenants (see restrictive covenants below).

2001 Secured Credit Facility

On December 20, 2001, the Company repaid in full and retired the $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured revolving credit facility (the “2001 Secured Credit Facility”).  The 2001 Secured Credit Facility has a term of two years with a one year extension option.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured financial investments.  At December 31, 2002, nothing was outstanding under this facility.  The 2001 Secured Credit Facility includes certain restrictions and covenants which are similar to those under the 2002 Unsecured Credit Facility (see restrictive covenants below).

2002 Term Loan

On December 5, 2002, the Company obtained a $150 million unsecured term loan and drew down $100,000 at that time.  This new unsecured revolving credit facility has a term of five years.  It bears interest at the rate of 150 basis points over LIBOR.  This facility was used to pay down our secured and unsecured revolving credit facilities.  The Company entered into two swap agreements to fix its exposure to the LIBOR rate on this loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the term loan have a fair value based on discounted cash flow models of approximately $493,995, which exceeds the book value by $27,769. Structured finance investments are carried at amounts which reasonably approximate their fair value since they are variable rate instruments whose interest rates reprice monthly.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2002.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from 2003 to 2020. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2002 are as follows:

2003	$180,562
2004	176,517
2005	159,098
2006	145,418
2007	122,654
Thereafter	466,348
$1,250,597

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $3,446 in 2002, $3,591 in 2001 and $2,837 in 2000.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $173.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $3,213 in 2002, $2,214 in 2001 and $1,807 in 2000.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by the Company.  Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $87 in 2002 and none in 2001 and 2000.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $62.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee the Company pays to her under a consulting agreement.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $205,000 of first mortgage financing for 100 Park Avenue in 2000 and 1250 Broadway in 2001.  Morton Holliday, the father of Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  The fees paid by us to Sonnenblick for such services were approximately $358 in 2000 and $319 in 2001.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $242 in 2002, $212 in 2001 and $209 in 2000.

Amounts due (to) from related parties at December 31 consisted of the following:

	2002	2001
17 Battery Condominium Association	$(203)	$143
110 Condominium Association	233	—
Morgan Stanley Real Estate Funds	531	378
100 Park	347	347
One Park Realty Corp.	31	33
JV-CMBS	559	—
1250 Broadway Realty Corp.	—	906
Officers	1,534	1,484
Other	1,836	207
Related party receivables	$4,868	$3,498

In January 2001, an officer received a $1,000 loan from the Company secured by the pledge of his Company stock.  Recourse for repayment of this loan is limited to those shares.  The loan is forgivable upon the attainment of specific financial performance goals by December 31, 2006 as well as continued employment.

14. Preferred Stock

The Company’s 4,600,000 8% Preferred Income Equity Redeemable Shares (“PIERS”) are non-voting and are convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $24.475 per share.  The conversion of all PIERS would result in the issuance of 4,699,000 of the Company’s common stock which have been reserved for issuance.  The PIERS receive annual dividends of $2.00 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after July 15, 2003, the PIERS may be redeemed into common stock at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share. The Company may pay the redemption price out of the sale proceeds of other shares of stock of the Company.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs are being accreted over the expected term of the PIERS using the interest method.

15. Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of Excess Stock, at $.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $.01 per share.  On August 20, 1997, the Company issued 11,615,000 shares of its common stock (including the underwriters’ over-allotment option of 1,520,000 shares) through an initial public offering (the “Offering”).  Concurrently with the consummation of the Offering, the Company issued 38,095 shares of restricted common stock pursuant to officer stock loans and 85,600 shares of restricted common stock to a financial advisor.  In addition, the Company previously issued to its executive officers approximately 553,616 shares, as founders’ shares.  As of December 31, 2002, no shares of Excess Stock were issued and outstanding.

On May 12, 1998 (the “May 1998 Offering”), the Company completed the sale of 11,500,000 shares of common stock and 4,600,000 shares of 8% Preferred Income Equity Redeemable Shares with a mandatory liquidation preference of $25.00 per share (the “PIERS”).  Net proceeds from these equity offerings ($353,000 net of underwriter’s discount) were used principally to repay various bridge loans and acquire additional properties.  These offerings resulted in the reduction of continuing investor’s interest in the Operating Partnership from 16.2% to 9.2%.

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock.  The net proceeds from this offering ($148,387) were initially used to pay down amounts outstanding under the 2000 Unsecured Credit Facility.

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

The Rights are attached to each share of common stock.  The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding common stock (“Acquiring Person”).  In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

Dividend Reinvestment and Stock Purchase Plan

The Company filed a registration statement with the SEC for the Company’s dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001, and commenced on September 24, 2001.  The Company registered 3,000,000 shares of common stock under the DRIP.

During the years ended December 31, 2002 and 2001, respectively, 71 and no shares were issued and $2 and no proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (the “Stock Option Plan”).  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the Compensation Committee, but may not be less than 100% of the fair market value of the shares of Common Stock on the date of grant.  At December 31, 2002, approximately 5,499,901 shares of common stock were reserved for issuance under the Plan.

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

The Company applies APB No. 25 and related interpretations in accounting for its plan.  Statement of Financial Accounting Standards No. 123 (“SFAS 123”) was issued by the Financial Accounting Standards Board in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company.  Adoption of SFAS 123 is optional, however, pro forma disclosure, as if the Company adopted the cost recognition requirements under SFAS 123, is presented below.  The Company did not record any compensation expense under APB No. 25.

A summary of the status of the Company’s stock options as of December 31, 2002, 2001 and 2000 and changes during the years then ended are presented below:

	2002		2001		2000
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,598,066	$23.76	2,371,820	$21.94	2,002,334	$20.84
Granted	1,050,000	$28.25	561,000	$29.28	633,000	$24.95
Exercised	(321,846)	$20.64	(260,090)	$20.33	(206,035)	$20.99
Lapsed or cancelled	(47,557)	$23.32	(74,664)	$19.49	(57,479)	$19.97
Balance at end of year	3,278,663	$25.49	2,598,066	$23.76	2,371,820	$21.94

Options exercisable at end of year	1,182,902	$22.62	1,022,641	$21.85	726,847	$20.95
Weighted average fair value of options granted during the year	$3,515		$1,817		$2,405

All options were granted within a price range of $18.44 to $34.99.  The remaining weighted average contractual life of the options was 7.95 years.  The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000.

	2002	2001	2000
Dividend yield	5.50%	5.50%	5.50%
Expected life of option	5 years	5 years	4 years
Risk-free interest rate	5.00%	5.00%	5.00%
Expected stock price volatility	18.91%	17.81%	25.35%

The compensation cost under SFAS 123 for the stock performance-based plan would have been $2,130, $2,265 and $2,455 in 2002, 2001 and 2000, respectively.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net income and net income per common share for 2002, 2001, and 2000 would approximate the pro forma amounts below:

	2002	2001	2000
Net income available to common shareholders	$62,656	$51,255	$74,353
Basic earnings per common share	$2.07	$1.90	$3.05
Diluted earnings per common share	$2.03	$1.86	$2.86

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

Numerator (Income)	2002	2001	2000
Basic Earnings:
Income available to common shareholders	$64,641	$53,343	$76,591
Effect of Dilutive Securities:
Redemption of Units to common shares	4,545	4,600	7,430
Preferred Stock (if converted to common stock)	9,690	—	9,626
Stock options	—	—	—
Diluted Earnings:
Income available to common shareholders	$78,876	$57,943	$93,647

Denominator (Shares)	2002	2001	2000
Basic Shares:
Shares available to common shareholders	30,236	26,993	24,373
Effect of Dilutive Securities:
Redemption of Units to common shares	2,208	2,283	2,365
Preferred Stock (if converted to common stock)	4,699	—	4,699
Stock options	643	532	381
Diluted Shares	37,786	29,808	31,818

The PIERS outstanding in 2002, 2001 and 2000 were not included in the 2001 computation of earnings per share as they were anti-dilutive during that period.

16.  Minority Interest

On May 15, 2002, the Operating Partnership issued 28,786 partnership units in connection with the acquisition of 1515 Broadway.

The unit holders represent the minority interest ownership in the Operating Partnership.  As of December 31, 2002 and 2001, the minority interest unit holders owned 6.6% (2,145,190 units) and 7.0% (2,271,404 units) of the Operating Partnership, respectively.  At December 31, 2002, 2,145,190 shares of Common Stock were reserved for the conversion of units.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $2,641, $2,455, and $825 during the years ended December 31, 2002, 2001 and 2000, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, the Company issued 150,000 shares in connection with an employment contract.  These shares vest annually at rates of 15% to 35% and were recorded at fair value.  At December 31, 2002, 108,750 of these shares had vested.  The Company recorded compensation expense of approximately $713, $616 and $534 for the years ended December 31, 2002, 2001 and 2000, respectively.

Effective January 1, 1999, the Company implemented a deferred compensation plan (the “Deferred Plan”) covering certain executives of the Company.  In connection with the Deferred Plan, the Company issued 17,500, 165,500 and 20,000 restricted shares in 2002, 2001 and 2000, respectively.  The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  As of December 31, 2002, 164,833 of these shares had vested and 110,650 had been retired.  The Company recorded compensation expense of approximately $685, $1,011, and $880 for the years ended December 31, 2002, 2001 and 2000, respectively.

Deferred Compensation Award

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management which was earned in connection with the realization of this investment gain ($5,624 net of the award).  This award, which will be paid out over a three-year period, is presented as Deferred compensation award on the balance sheet.  As of December 31, 2002, $1,504 had been paid against this compensation award.

401(K) Plan

During August 1997, the Company implemented a 401(K) Savings/Retirement Plan (the “401(K) Plan”) to cover eligible employees of the Company and any designated affiliate.  The 401(K) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  During 2000, the Company amended its 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of $140, $116 and $54, respectively.

18.  Commitments and Contingencies

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

The Company has entered into employment agreements with certain executives.  Six executives have employment agreements which expire between November 2003 and December 2007.  The cash based compensation associated with these employment agreements totals approximately $2,125 for 2003.

During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue.  The operating sub-leasehold position requires annual ground lease payments totaling $6,000 and sub-leasehold position payments totaling $1,100 (excluding an operating sub-lease position purchased January 1999).  The ground lease and sub-leasehold positions expire 2008.  The Company may extend the positions through 2029 at market rents.

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

The Company continues to lease the 673 First Avenue property which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,579, and $3,306 at December 31, 2002 and 2001, respectively.  The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2002.

December 31,	Capital leases	Non-cancellable Operating leases

2003	$1,290	$11,982
2004	1,290	11,982
2005	1,290	11,982
2006	1,322	11,982
2007	1,416	11,982
Thereafter	56,406	296,277
Total minimum lease payments	63,014	356,187
Less amount representing interest	47,152	—
Present value of net minimum lease payments	$15,862	$356,187

19.  Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2002.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Expiration Date	Fair Value
Interest Rate Collar	$70,000	6.580%	11/2004	$(5,344)
Interest Rate Swap	$65,000	4.010	8/2005	(3,156)
Interest Rate Swap	$100,000	1.637	12/2003	(266)
Interest Rate Swap	$100,000	4.060	12/2007	(2,196)

On December 31, 2002, the derivative instruments were reported as an obligation at their fair value of $10,962.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $10,740.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $4,575 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

The Company is not currently hedging exposure to variability in future cash flows for forecasted transactions other than anticipated future interest payments on existing debt.

20.  Environmental Matters

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

21.  Segment Information

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

Selected results of operations for the years ended December 31, 2002, 2001 and 2000, and selected asset information as of December 31, 2002 and 2001, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company

Total revenues
Year ended:
December 31, 2002	$222,979	$23,176	$246,155
December 31, 2001	232,318	17,369	249,687
December 31, 2000	209,260	13,271	222,531

Operating earnings
Year ended:
December 31, 2002	$60,592	$15,446	$76,038
December 31, 2001	48,126	12,391	60,517
December 31, 2000	41,571	7,819	49,390

Total assets
December 31, 2002	$1,327,530	$145,640	$1,473,170
December 31, 2001	1,182,939	188,638	1,371,577

Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($13,282, $15,374 and $11,561, for the years ended December 31, 2002, 2001 and 2000, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles operating earnings to net income available to common shareholders for the years ended December 31, 2002, 2001 and 2000.

	Years ended December 31,
	2002	2001	2000

Operating earnings	$76,038	$60,517	$49,390
Equity in net gain on sale of joint venture property	—	—	6,025
Gain on sale of rental properties/preferred investment, net of transaction and deferred compensation costs	—	4,956	35,391
Minority interest in operating partnership attributable to continuing operations	(4,545)	(4,419)	(7,179)
Income from continuing operations before cumulative effect adjustment	71,493	61,054	83,627
Cumulative effect of change in accounting principle, net of minority interest	—	(532)	—
Net income from continuing operations	71,493	60,522	83,627
Income from discontinued operations, net of minority interest	2,838	2,479	2,590
Net income	74,331	63,001	86,217
Preferred stock dividends	(9,200)	(9,200)	(9,200)
Preferred stock accretion	(490)	(458)	(426)
Net income available to common shareholders	$64,641	$53,343	$76,591

22.  Quarterly Financial Data (unaudited)

As a result of the adoption of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”), we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2002 and the prior period reclassification to interest expense of extraordinary losses from early extinguishment of debt.

Quarterly data for the last two years is presented in the tables below.

2002 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$62,949	$63,186	$60,298	$59,723
Income net of minority interest and before gain on sale	18,363	18,647	17,448	17,043
Discontinued operations	803	789	650	593
Net income before preferred dividends	19,166	19,436	18,098	17,636
Preferred dividends and accretion	(2,423)	(2,423)	(2,423)	(2,423)
Income available to common shareholders	$16,743	$17,013	$15,675	$15,213
Net income per common share-Basic	$0.55	$0.56	$0.52	$0.51
Net income per common share-Diluted	$0.54	$0.54	$0.51	$0.50

2001 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$60,377	$59,795	$64,541	$64,970
Income net of minority interest and before gain on sale	15,836	13,914	14,343	12,033
(Loss) gain on sale	(207)	647	3,002	1,514
Discontinued operations	369	786	600	697
Cumulative effect adjustment	—	—	—	(532)
Net income before preferred dividends	15,998	15,347	17,945	13,712
Preferred dividends and accretion	(2,414)	(2,414)	(2,415)	(2,414)
Income available to common shareholders	$13,584	$12,933	$15,530	$11,298
Net income per common share-Basic	$0.45	$0.45	$0.63	$0.46
Net income per common share-Diluted	$0.45	$0.44	$0.60	$0.45

23.  Subsequent Events

On January 24, 2003, the Company closed on a $15,000 mezzanine loan.  This is a two year loan with three one-year extensions.  Interest is payable at 10% above a 2% LIBOR floor.

On January 28, 2003, the Company entered into an agreement to sell the wholly-owned property located at 50 West 23rd Street for $66,000, before selling costs.  The sale is expected to close during the first quarter of 2003.

On February 6, 2003, the Company obtained a new $35,000 first mortgage collateralized by the property located at 673 First Avenue.  The ten-year mortgage bears interest at a rate of 5.67% and is interest-only for the first two years.

On February 13, 2003, the Company completed the previously announced acquisition of the 1.1 million square foot office property located at 220 East 42nd Street known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of $265,000.  Prior to the acquisition, we held a preferred equity investment in the property.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which matures in September 2004 and bears interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in our operating partnership having an aggregate value of approximately $11,300.  In addition, the Company’s $53,500 preferred equity investment in The News Building was redeemed in full.  The remaining $42,200 of the purchase price was funded from borrowings under the Company’s unsecured credit facility.  This included the repayment of a $28,500 mezzanine loan on the property.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2002

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description(1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
70 West 36th Street	$11,961	$1,517	$7,830	$13	$9,017	$1,530	$16,847	$18,377	$8,876		12/19/84	Various
1414 Ave. of Amer.	13,726	2,948	6,936	60	3,290	3,008	10,226	13,234	1,818		6/18/96	Various
673 First Ave.	—	—	43,618	—	2,789	—	46,407	46,407	17,439		8/20/97	Various
470 Park Ave. So.	—	3,750	22,040	1	13,971	3,751	36,011	39,762	13,636		8/20/97	Various
1372 Broadway	—	10,478	42,187	68	8,497	10,546	50,684	61,230	8,033		8/20/97	Various
1140 Ave. of Amer.	—	—	21,304	—	4,942	—	26,246	26,246	3,363		8/20/97	Various
17 Battery Place	—	7,237	29,080	20	7,348	7,257	36,428	43,685	5,149		12/19/97	Various
110 E. 42nd Street	—	3,680	14,842	26	3,985	3,706	18,827	22,533	4,031		9/15/97	Various
1466 Broadway	—	11,643	53,608	—	17,804	11,643	71,412	83,055	9,859		3/18/98	Various
420 Lexington Ave.	123,107	—	107,824	—	42,922	—	150,746	150,746	19,989		3/18/98	Various
440 Ninth Ave.	—	6,326	25,402	—	16,393	6,326	41,795	48,121	6,226		6/1/98	Various
711 Third Avenue	48,446	19,843	42,486	—	13,547	19,843	56,033	75,876	7,797		5/20/98	Various
555 W. 57th Street	68,254	18,845	78,698	—	12,973	18,845	91,671	110,516	9,581		1/1/99	Various
286 Madison Ave	—	2,474	10,332	—	2,115	2,474	12,447	14,921	1,137		5/24/99	Various
290 Madison Ave.	—	1,576	6,616	—	579	1,576	7,195	8,771	675		5/24/99	Various
292 Madison Ave.	—	5,949	24,141	—	3,587	5,949	27,728	33,677	2,543		5/24/99	Various
875 Bridgeport Ave.
Shelton, CT	14,831	3,315	13,305	—	—	3,315	13,305	16,620	839		6/20/00	Various
1370 Broadway	—	10,104	40,708		593	10,104	41,301	51,405	2,015		1/16/01	Various
317 Madison Ave.	65,000	21,205	85,551	—	3,839	21,205	89,390	110,595	3,663		6/7/01	Various

	345,325	130,890	676,508	188	168,191	131,078	844,699	975,777	126,669
50 W. 23rd Street(2)	20,901	7,217	29,379	43	3,683	7,260	33,062	40,322	4,204		8/20/97	Various
	$366,226	$138,107	$705,887	$230	$171,874	$138,338	$877,761	$1,016,099	$130,873

(1)  All properties located in New York, New York, except for 875 Bridgeport Avenue, Shelton, CT

(2)  This asset was classified as held for sale at December 31, 2002.

The changes in real estate for the three years ended December 31, 2002, are as follows:

	2002	2001	2000
Balance at beginning of year	$984,375	$895,810	$908,866
Property acquisitions	—	390,034	16,620
Improvements	32,123	27,752	38,855
Retirements/disposals	(40,721)	(329,221)	(68,531)
Balance at end of year	$975,777	$984,375	$895,810

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2002 was approximately $937,500.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2002, are as follows:

	2002	2001	2000
Balance at beginning of year	$100,776	$78,432	$56,983
Depreciation for year	30,907	30,248	24,620
Retirements/disposals	(5,014)	(7,904)	(3,171)
Balance at end of year	$126,669	$100,776	$78,432

ITEM  9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders – Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our Definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2003 (the “2003 Proxy Statement”), is incorporated herein by reference.

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c) and Rule 15d-14(c).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities.  As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

3.2	Bylaws of the Company incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

3.3

Articles Supplementary Establishing and Fixing the Rights and Preferences of the PIERS incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-50311), declared effective by the Commission on May 12, 1998.

3.4	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock included as an exhibit to Exhibit 4.1.

4.1

Rights Agreement, dated as of March 6, 2000, between the Company and American Stock Transfer & Trust Company which includes as Exhibit A thereto the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock and as Exhibit B thereto, the Form of Rights Certificates incorporated by reference to the Company’s Form 8-K, dated March 16, 2000, filed with the Commission on March 16, 2000.

4.2	Specimen Common Stock Certificate incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

4.3	Specimen Stock Certificate for PIERS incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-50311), declared effective by the Commission on May 12, 1998.

10.1

Form of Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.2

First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.3

First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.4

Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Form 10-Q, for the quarter ended June 30, 2002, filed with the Commission on July 31, 2002.

10.5

Form of Articles of Incorporation and Bylaws of the Management Corporation incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.6

Employment and Non-competition Agreement between Thomas E. Wirth and the Company, dated August 23, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.7

Employment and Non-competition Agreement between Stephen L. Green and the Company, dated August 20, 2002 incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 20, 2003.

10.8

Employment and Non-competition Agreement between Michael W. Reid and the Company, dated February 26, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.9

Amended and Restated Employment and Non-competition Agreement between Marc Holliday and the Company, dated January 17, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.10

Amended and Restated Employment and Non-competition Agreement between Gerard T. Nocera and the Company, dated September 30, 1998 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.11

Form of Registration Rights Agreement between the Company and the persons named therein incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.12	Amended 1997 Stock Option and Incentive Plan incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89964), filed with the Commission on June 6, 2002.

10.13

Form of Purchase and Sale Agreement between ARE One Park Avenue LLC, One Park Avenue Fee LLC, One Park Avenue SPE Inc. and One Park Avenue Manager LLC, as Sellers, and SL Green Diamond LLC, as Buyer incorporated by reference to the Company’s Form 8-K, dated January 25, 2001, filed with the Commission on January 25, 2001.

10.14

Sale-Purchase Agreement, dated as of June 7, 2001, between Richfield Investment Company and Green 317 Madison LLC incorporated by reference to the Company’s Form 8-K, dated June 7, 2001, filed with the Commission on June 18, 2001.

10.15

Qualified Exchange Accommodation Agreement, dated as of June 7, 2001, between Green 1412 Broadway LLC and BEC 317 LLC incorporated by reference to the Company’s Form 8-K, dated June 7, 2001, filed with the Commission on June 18, 2001.

10.16

Form of Contribution Agreement by and among Astor Plaza Venture, L.P., 1515 Broadway Associates, L.P., The Equitable Life Assurance Society of the United States and SL Green Realty Acquisition LLC incorporated by reference to the Company’s Form 10-Q, for the quarter ended March 30, 2002, filed with the Commission on April 30, 2002.

10.17

Form of Contribution and Purchase and Sale Agreement between 220 News Buildings LLC and the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated December 12, 2002, filed with the Commission on December 13, 2002.

10.18	Revolving Secured Credit and Guaranty Agreement, effective December 20, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.19

First Amendment to Revolving Secured Credit and Guaranty Agreement, dated March 30, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.20

Underwriting Agreement, dated July 19, 2001, by and among the Company, the Operating Partnership, SL Green Management LLC and Salomon Smith Barney Inc. incorporated by reference to the Company’s Form 8-K, dated July 19, 2001, filed with the Commission on July 26, 2001.

10.21	Amended and Restated Credit and Guaranty Agreement, dated February 6, 2003 incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.22

Modified Agreement of lease of Graybar Building dated December 30, 1957 between New York State Realty and Terminal Company with Webb & Knapp, Inc. and Graysler Corporation incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.23

Sublease between Webb & Knapp, Inc. and Graysler Corporation and Mary F. Finnegan dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.24

Operating Lease between Mary F. Finnegan and Rose Iacovone dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.25

Operating Sublease between Precision Dynamic Corporation and Graybar Building Company dated June 1, 1964 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.26

Form of Agreement of Sale and Purchase dated as of January 30, 1998 between Graybar Building Company, as Seller and SL Green Operating Partnership, L.P., as Purchaser incorporated by reference to the Company’s Form 8-K, dated March 18, 1998, filed with the Commission on March 31, 1998.

21.1	Subsidiaries of the Company filed herewith.

23.1	Consent of Ernst & Young LLP filed herewith.

99.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)	Reports on Form 8-K

-	The Registrant filed a Current Report on Form 8-K on October 23, 2002 in connection with its third quarter 2002 earnings release.
-	The Registrant filed a Current Report on Form 8-K on October 23, 2002 in connection with its third quarter supplemental information package.
-	The Registrant filed a Current Report on Form 8-K on December 13, 2002 announcing the signing of an agreement to acquire 220 East 42nd Street and 125 Broad Street.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: March 20, 2003	By:	/s/ Thomas E. Wirth
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 20, 2003
Stephen L. Green	Chief Executive Officer

/s/ Marc Holliday	President and Director	March 20, 2003
Marc Holliday	(Principal Executive Officer)

/s/ Michael W. Reid	Chief Operating Officer	March 20, 2003
Michael W. Reid

/s/ Thomas E. Wirth	Executive Vice President and
Thomas E. Wirth	Chief Financial Officer	March 20, 2003
(Principal Financial Officer and
Principal Accounting Officer)

/s/ John H. Alschuler, Jr.	Director	March 20, 2003
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	March 20, 2003
Edwin Thomas Burton, III

/s/ John S. Levy	Director	March 20, 2003
John S. Levy

CERTIFICATIONS

I, Stephen Green, Chairman of the Board and Chief Executive Officer, certify that:

1.             I have reviewed this annual report on Form 10-K of SL Green Realty Corp. (the “registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: March 20, 2003

/s/ Stephen Green
Name: Stephen Green
Title: Chief Executive Officer

CERTIFICATIONS

I, Thomas E. Wirth, Chief Financial Officer, certify that:

1.                                       I have reviewed this annual report on Form 10-K of SL Green Realty Corp. (the “registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: March 20, 2003

/s/ Thomas E. Wirth
Name: Thomas E. Wirth
Title: Chief Financial Officer