Form 10-Q
period 2003-03-31
SL GREEN REALTY CORP
filed 2003-05-07
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒   No ☐

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 31,068,940 at April 30, 2003.

SL GREEN REALTY CORP.

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Note 1)

Assets

Commercial real estate properties, at cost:

Land and land interests	$182,510	$131,078
Buildings and improvements	981,971	683,165
Building leasehold	150,375	149,326
Property under capital lease	12,208	12,208
	1,327,064	975,777
Less accumulated depreciation	(130,675)	(126,669)
	1,196,389	849,108
Assets held for sale	16,226	41,536
Cash and cash equivalents	24,619	58,020
Restricted cash	59,035	29,082
Tenant and other receivables, net of allowance of $6,090 and $5,927 in 2003 and 2002, respectively	8,921	6,587
Related party receivables	5,213	4,868
Deferred rents receivable, net of allowance of $6,915 and $6,575 in 2003 and 2002, respectively	57,223	55,731
Investment in and advances to affiliates	3,733	3,979
Structured finance investments, net of discount of $165 and $205 in 2003 and 2002, respectively	114,496	145,640
Investments in unconsolidated joint ventures	213,802	214,644
Deferred costs, net	37,251	35,511
Other assets	18,911	28,464
Total assets	$1,755,819	$1,473,170

Liabilities and Stockholders’ Equity

Mortgage notes payable	$621,469	$367,503
Revolving credit facilities	51,000	74,000
Unsecured term loan	100,000	100,000
Derivative instruments at fair value	11,553	10,962
Accrued interest payable	2,917	1,806
Accounts payable and accrued expenses	36,906	41,197
Deferred compensation awards	—	1,329
Deferred revenue/gain	27,337	3,096
Capitalized lease obligations	15,937	15,862
Deferred land lease payable	14,786	14,626
Dividend and distributions payable	17,859	17,436
Security deposits	20,928	20,948
Liabilities related to assets held for sale	14,821	21,321
Total liabilities	935,513	690,086

Commitments and Contingencies

Minority interest in Operating Partnership	54,819	44,039
Minority interest in partially owned entity	490	679

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at March 31, 2003 & December 31, 2002	111,852	111,721

Stockholders’ Equity

Common stock, $0.01 par value 100,000 shares authorized, 30,939 and 30,422 issued and outstanding at March 31, 2003 and December 31, 2002,respectively	309	304
Additional paid-in-capital	603,907	592,585
Deferred compensation plans	(9,224)	(5,562)
Accumulated other comprehensive loss	(11,375)	(10,740)
Retained earnings	69,528	50,058
Total stockholders’ equity	653,145	626,645
Total liabilities and stockholders’ equity	$1,755,819	$1,473,170

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues
Rental revenue, net	$53,280	$45,794
Escalation and reimbursement revenues	8,460	6,506
Signage rent	325	466
Investment income	3,361	3,720
Preferred equity income	1,556	1,911
Other income	1,701	975
Total revenues	68,683	59,372
Expenses
Operating expenses including $1,385 (2003) and $1,522 (2002) to affiliates	17,094	13,323
Real estate taxes	9,998	7,059
Ground rent	3,164	3,159
Interest	9,652	8,418
Depreciation and amortization	10,883	9,267
Marketing, general and administrative	3,186	3,202
Total expenses	53,977	44,428
Income from continuing operations before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest and discontinued operations	14,706	14,944
Equity in net income (loss) from affiliates	(97)	(84)
Equity in net income of unconsolidated joint ventures	4,176	3,333
Operating earnings	18,785	18,193
Minority interest in operating partnership attributable to continuing operations	(1,132)	(1,110)
Income from continuing operations	17,653	17,083
Income from discontinued operations, net of minority interest	867	553
Gain on sale of discontinued operations, net of minority interest	17,827	—
Net income	36,347	17,636
Preferred stock dividends	(2,300)	(2,300)
Preferred stock accretion	(131)	(123)
Net income available to common shareholders	$33,916	$15,213
Basic earnings per share:
Net income from continuing operations before gain on sale	$0.50	$0.49
Income from discontinued operations	0.03	0.02
Gain on sale of discontinued operations	0.58	—
Net income available to common shareholders	$1.11	$0.51
Diluted earnings per share:
Net income from continuing operations before gain on sale	$0.49	$0.48
Income from discontinued operations	0.02	0.02
Gain on sale of discontinued operations	0.50	—
Net income available to common shareholders	$1.01	$0.50
Basic weighted average common shares outstanding	30,706	29,992
Diluted weighted average common shares and common share equivalents outstanding	38,182	32,905

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Common Stock		Additional Paid- In- Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2002	30,422	$304	$592,585	$(5,562)	$(10,740)	$50,058	$626,645
Comprehensive Income:
Net income						36,347	36,347	$36,347
Net unrealized loss on derivative instruments					(635)		(635)	(635)
SL Green’s share of joint venture net unrealized loss on derivative instruments								(114)
Preferred dividends & accretion requirement						(2,431)	(2,431)
Redemption of units	168	1	3,463				3,464
Deferred compensation plan & stock award, net	175	2	4,276	(4,278)			—
Amortization of deferred compensation plan				616			616
Proceeds from stock options exercised	174	2	3,583				3,585
Cash distributions declared ($0.465 per common share)						(14,446)	(14,446)
Balance at March 31, 2003	30,939	$309	$603,907	$(9,224)	$(11,375)	$69,528	$653,145	$35,598

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Operating Activities
Net income	$36,347	$17,636
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustment related to income from discontinued operations	1,416	371
Depreciation and amortization	10,883	9,267
Amortization of discount on structured finance investments	(40)	(96)
Gain on sale of discontinued operations	(17,827)	—
Equity in net loss from affiliates	97	84
Equity in net income from unconsolidated joint ventures	(4,176)	(3,333)
Minority interest	1,132	1,110
Deferred rents receivable	(2,227)	(2,477)
Allowance for bad debts	163	600
Amortization of deferred compensation	616	(179)
Changes in operating assets and liabilities:
Restricted cash – operations	(14,149)	2,397
Tenant and other receivables	(2,497)	(74)
Related party receivables	(345)	102
Deferred lease costs	(1,891)	(1,656)
Other assets	9,276	1,034
Accounts payable, accrued expenses and other liabilities	(4,529)	(541)
Deferred revenue	1,567	295
Deferred land lease payable	160	160
Net cash provided by operating activities	13,976	24,700
Investing Activities
Acquisition of real estate property	(18,999)	—
Additions to land, buildings and improvements	(4,089)	(5,761)
Restricted cash – capital improvements/acquisitions	(15,804)	(1,098)
Investment in and advances to affiliates	149	1,055
Distribution from affiliate	—	739
Investments in unconsolidated joint ventures	—	—
Distributions from unconsolidated joint ventures	5,566	1,844
Net proceeds from disposition of rental property	62,478	—
Structured finance investments, net of repayments/participations	(22,316)	(482)
Net cash provided by (used in) investing activities	6,985	(3,703)
Financing Activities
Proceeds from mortgage notes payable	35,000	—
Repayments of mortgage notes payable	(50,255)	(1,714)
Proceeds from revolving credit facilities and term loan	106,000	10,000
Repayments of revolving credit facilities	(129,000)	(18,000)
Proceeds from stock options exercised	3,585	2,160
Capitalized lease obligation	75	70
Dividends and distributions paid	(17,404)	(14,277)
Deferred loan costs	(2,363)	—
Net cash (used in) financing activities	(54,362)	(21,761)
Net decrease in cash and cash equivalents	(33,401)	(764)
Cash and cash equivalents at beginning of period	58,020	13,193
Cash and cash equivalents at end of period	$24,619	$12,429
Supplemental cash flow disclosures
Interest paid	$8,541	$9,370

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, and dollars in thousands, except per share data)

March 31, 2003

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

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of March 31, 2003, minority investors held, in the aggregate, a 7.2% limited partnership interest in the Operating Partnership.

As of March 31, 2003, the Company’s wholly-owned portfolio (the “Properties”) consisted of 20 commercial properties encompassing approximately 8.23 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of March 31, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.3%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet which were 94.1% occupied as of March 31, 2003. The Company also owns one triple-net leased property located in Shelton, Connecticut (“Shaws”).  In addition, the Company continues to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2003 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Depreciation expense (including amortization of the Company’s capital lease asset) amounted to $8,391, and $7,239 for the three months ended March 31, 2003 and 2002, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of the Company’s real estate properties was impaired at March 31, 2003 and December 31, 2002.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, building, tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases in accordance with Statement of Financial Accounting Standard, or SFAS No. 141) and acquired liabilities, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

As a result of its evaluations, as of March 31, 2003, the Company has recorded a deferred credit of $15,800 representing the net value of acquired above and below market leases.  For the quarter ended March 31, 2003, the Company has not recognized any rental revenue for the amortization of below market leases net of above market leases, or depreciation expense for the amortization of the lease origination costs and additional building depreciation resulting from the reallocation of the purchase price of the applicable properties as the transaction closed at quarter end.  The Company has also recorded a deferred credit of $7,266 representing the value of mortgage loans assumed at above market rates.

In October 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The Company adopted this pronouncement on January 1, 2002.  This resulted in the Company having to reclassify certain revenue and expenses to discontinued operations.  This adoption had no impact on the Company’s results of operations or financial position.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities.  In all the joint ventures, the rights of the minority investor are both protective as well as participating.  These rights preclude the Company from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to the Company.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of tenants as well as capital improvement escrows.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $403 and $440 for the three months ended March 31, 2003 and 2002, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2003 or December 31, 2002.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”).  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the Company’s stock option plans.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.  See Note 15 for the pro-forma accounting impact under SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”).  On January 1, 2003, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  The Company did not change its method of accounting for stock-based compensation.

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

The Company uses a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

The Company may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and represented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by the corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive loss.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change in the estimated fair value of the derivative instruments.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  All collateral securing the mortgage loans receivable is located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.  Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 3.6% of the Company’s share of annualized rent.  Approximately 18% and 13% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, at March 31, 2003.  Three borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at March 31, 2003.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003 and the Company will need to apply these provisions to any existing variable interests in variable interest entities by no later than September 30, 2003.  The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.  See Note 7.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

On March 28, 2003, the Company acquired condominium interests in 125 Broad Street for approximately $92,000.  The Company assumed the $76,600 first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, the Company issued 51,667 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $1,570.  This property is encumbered by a ground lease that the condominium can acquire in the future at a fixed price.

On February 13, 2003, the Company completed the previously announced acquisition of the 1.1 million square foot office property located at 220 East 42nd Street known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of $265,000.  Prior to the acquisition, the Company held a $53,500 preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, the Company earned a redemption premium totaling $4,380 which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260,600.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which matures in September 2004 and bears interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $11,275.  The remaining $42,200 of the purchase price was funded from borrowings under the Company’s unsecured revolving credit facility, which included the repayment of a $28,500 mezzanine loan on the property.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the quarters ended March 31, 2003 and 2002 as though the 2003 acquisition of 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and the equity investment in 1515 Broadway (see Note 6) (May 2002) were completed on January 1, 2002 and the related units of limited partnership interest in the Operating Partnership were issued on that date.  There were no wholly-owned property acquisitions during 2002.

	2003	2002
Pro forma revenues	$77,597	$72,573
Pro forma net income	$34,835	$18,901
Pro-forma earnings per common share-basic	$1.13	$0.63
Pro-forma earnings per common share and common share equivalents-diluted	$1.01	$0.60
Pro-forma common shares-basic	30,706,000	29,992,000
Pro-forma common share and common share equivalents-diluted	38,411,000	38,032,000

4.  Property Dispositions and Assets Held for Sale

In March 2003, the Company sold 50 West 23rd Street for $66,000 or approximately $198 per square foot.  The Company acquired the building at the time of its initial public offering in August of 1997, at a purchase price of approximately $36,600.  Since that time, the building was upgraded and repositioned enabling the Company to realize a gain of approximately $19,200.  The proceeds of the sale were used to pay off an existing $21,000 first mortgage and substantially all of the balance was reinvested into the acquisitions of 220 East 42nd Street and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

At March 31, 2003, the Company considered the Shaws property to be held for sale under the criteria of SFAS 144 (see Note 2).  Condensed financial information of the results of operations for this real estate asset, classified as held for sale at March 31, 2003 and 50 West 23rd Street which was sold on March 26, 2003 and included in discontinued operations, is as follows:

	Three Months Ended March 31,
	2003	2002
Revenues
Rental revenue	$2,044	$1,990
Escalation and reimbursement revenues	314	316
Signage rent and other income	5	5
Total revenues	2,363	2,311
Operating expenses	361	396
Real estate taxes	390	296
Interest	654	694
Depreciation and amortization	28	330
Total expenses	1,433	1,716
Operating income from discontinued operations	930	595
Gain on disposition of discounted operations	19,152	—
Minority interest in operating partnership	(1,388)	(42)
Income from discontinued operations, net of minority interest	$18,694	$553

5.  Structured Finance Investments

During the quarter ended March 31, 2003, the Company originated $23,040 in structured finance and preferred equity investments (net of discount).  There was also $54,183 in repayments and participations during the quarter.  At March 31, 2003, all loans were performing in accordance with the terms of the loan agreements.  All of the properties comprising the structured finance investments are located in Manhattan.

As of March 31, 2003 and December 31, 2002, the Company held the following structured finance investments:

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2003 Principal Outstanding	2002 Principal Outstanding	Mandatory Maturity Date
Mezzanine Loan (1)	12.46%	$25,000	$110,000	$24,836	$24,796	April 2004
Mezzanine Loan	11.08%	10,300	30,600	10,300	10,300	June 2006
Junior Participation (2)	14.66%	27,723	67,277	27,584	27,723	November 2003
Junior Participation	14.10%	500	5,500	500	500	December 2004
Junior Participation (3)	13.40%	15,000	178,000	14,926	14,926	November 2004
Junior Participation	10.50%	15,000	173,000	15,000	—	January 2005
				$93,146	$78,245

(1)                   On July 20, 2001, this loan was contributed to a joint venture with the Prudential Real Estate Investors (“PREI”).  The Company retained a 50% interest in the loan.  The original investment was $50,000.

(2)                   In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment is $5,545.  This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR (1.30% at March 31, 2003).  This loan was extended for one year from the initial maturity date.  The interest rate in the table reflects the yield on the net investment.

(3)                   On April 12, 2002, this loan, with an original investment of $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

Preferred Equity Investments

In June 2001, the Company made an $8,000 preferred equity investment.  This investment entitles the Company to receive a preferential 10% yield.  The mandatory redemption date is May 2006, but is subject to extension options.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The balance on this investment was $7,871 at March 31, 2003.  The property is encumbered by $65,000 of senior financing.

In September 2001, the Company made a $53,500 preferred equity investment with an initial redemption date of September 2006.  This variable rate investment had a yield of 12.6% at December 31, 2002.  The Company could have participated in the appreciation of the property upon sale to a third party above a specified threshold.  The Company also received asset management fees.  The property was encumbered by $186,500 of senior financing.  This investment was redeemed on February 13, 2003 (see Note 3).

In June 2002, the Company made a $6,000 preferred equity investment with a mandatory redemption date of July 2007.  There is a one-year redemption lockout until June 2003.  This variable rate investment had a yield of 13.10% at March 31, 2003.  The balance on this investment was $5,479 at March 31, 2003.  The property is encumbered by $38,000 of senior financing.

On June 25, 2002, the Company made a $10,000 preferred equity investment, with a 10% yield.  On December 16, 2002 this investment was redeemed in full.

In January 2003, the Company made an $8,000 preferred equity investment with a mandatory redemption date of January 2006.  This variable rate investment had a yield of 16.42% at March 31, 2003.  The property is encumbered by $42,000 of senior financing.

6.  Investments in Unconsolidated Joint Ventures

Morgan Stanley Joint Ventures

MSSG I

On December 1, 2000, the Company and Morgan Stanley Real Estate Fund (“MSREF”), through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, the Company acts as the operating partner for the joint venture and is responsible for leasing and managing the property.  During the three months ended March 31, 2003 and 2002, the Company earned $65 and $89 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which matures on December 1, 2005, carries a fixed interest rate of 7.81%.  The mortgage was interest only until January 1, 2002, at which time principal repayments began.  The loan can be upsized to $34,000.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG II

On January 31, 2001, the Company and MSREF, through the MSSG II joint venture, acquired 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs.  The property is a 253,000 square foot, 16-story office building.

On June 20, 2002, the Company and MSREF, through the MSSG II joint venture, sold 469 Seventh Avenue for a gross sales price of $53,100, excluding closing costs. MSSG II realized a gain of approximately $4,808 on the sale of which the Company’s 35% share was approximately $1,680.  In addition, the $36,000 mortgage was repaid in full.  As part of the sale, the Company made a preferred equity investment of $6,000 in the entity acquiring the asset.  As a result of this continuing investment, the Company has deferred recognition of its share of the gain until its preferred investment is redeemed.

MSSG III

On May 4, 2000, the Company sold a 65% interest for cash in the property located at 321 West 44th Street, Manhattan to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the joint venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage matures on April 30, 2003 and has an effective interest rate based on LIBOR plus 250 basis points (3.84% at March 31, 2003).  The Company is in the process of extending this mortgage for one year.  The joint venture has substantially improved and repositioned the property.  In addition to retaining a 35% economic interest in the property, the Company acting as the operating partner for the joint venture, is responsible for redevelopment, construction, leasing and management of the property.  During the three months ended March 31, 2003 and 2002, the Company earned $29 and $35, respectively, for such services.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

SITQ Immobilier

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park Avenue, Manhattan (“One Park”) with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec (“SITQ”). Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage matures on January 10, 2004 and has an interest rate based on LIBOR plus 150 basis points (2.88% at March 31, 2003).  The Company provides management and leasing services for One Park.  During the three months ended March 31, 2003 and 2002, the Company earned $466 and $260, respectively, for such services.  During the three months ended March 31, 2003 and 2002, the Company earned $155 and $154 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the venture the sole option to purchase the ground lease position.  Accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway, Manhattan (“1250 Broadway”) to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss was recorded as a result of this transaction.  This property is subject to an $85,000 mortgage.  The interest only mortgage matures on October 21, 2004.  The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The interest rate based on LIBOR plus 250 basis points was 6.54% at March 31, 2003.  The Company provides management and leasing services for 1250 Broadway.  During the three months ended March 31, 2003 and 2002, the Company earned $270 and $153, respectively, for such services.  During each of the three months ended March 31, 2003 and 2002, the Company earned $225 in asset management fees.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, Manhattan (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During the three months ended March 31, 2003 and 2002, the Company earned $381 and none, respectively, for such services.  During the three months ended March 31, 2003 and 2002, the Company earned $164 and none in asset management fees, respectively.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.75% at March 31, 2003), matures in June 2004.  The mortgage has five one-year extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.8% at March 31, 2003), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.8% at March 31, 2003), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.

As a result of its evaluations, as of March 31, 2003, the joint venture recorded a deferred credit of $14,200 representing the net value of acquired above and below market leases pursuant to SFAS No. 141.

One tenant, whose leases end between 2008 and 2013, accounts for approximately 84.7% of this joint venture’s annualized rent.

Prudential Realty Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story property.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a 10 year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During the three months ended March 31, 2003 and 2002, the Company earned $128 and $119, respectively, for such services.

The condensed combined balance sheets for the unconsolidated joint ventures at March 31, 2003 and December 31, 2002, are as follows:

	2003	2002
Assets
Commercial real estate property	$1,096,035	$1,088,083
Other assets	116,484	101,664
Total assets	$1,212,519	$1,189,747

	2003	2002
Liabilities and members’ equity
Mortgage payable	$742,285	$742,623
Other liabilities	51,899	33,118
Members’ equity	418,335	414,006
Total liabilities and members’ equity	$1,198,319	$1,189,747
Company’s net investment in unconsolidated joint ventures	$1,212,519	$214,644

The condensed combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2003 and 2002 are as follows:

	2003	2002
Total revenues	$44,296	$28,221
Operating expenses	12,157	7,115
Real estate taxes	8,186	4,254
Interest	8,418	5,922
Depreciation and amortization	7,337	4,120
Total expenses	36,098	21,411
Net income before gain on sale	$8,198	$6,810
Company’s equity in net income of unconsolidated joint ventures	$4,176	$3,333

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.  As of March 31, 2003 and December 31, 2002, the Company’s net investment in and advances to the Service Corporation totaled $3,733 and $3,979, respectively.

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

The net book value of the Company’s investment in eEmerge as of March 31, 2003 was $4,500.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows. However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at March 31, 2003 and December 31, 2002, respectively, consisted of the following:

	2003	2002
Deferred financing	$18,410	$16,180
Deferred leasing	45,114	44,881
	63,524	61,061
Less accumulated amortization	(26,273)	(25,550)
	$37,251	$35,511

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2003 and December 31, 2002, respectively, are as follows:

Property	Maturity Date	Interest Rate	2003	2002
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,675	$13,726
70 West 36th Street (1)	5/1/09	7.90%	11,917	11,961
711 Third Avenue (1)	9/10/05	8.13%	48,333	48,446
420 Lexington Avenue (1)	11/1/10	8.44%	122,640	123,107
317 Madison Avenue (1) (2)	8/20/04	LIBOR + 1.80%	65,000	65,000
555 West 57th Street (3)	11/4/04	LIBOR + 2.00%	68,085	68,254
673 First Avenue	2/11/13	5.67%	35,000	—
125 Broad Street (4)	10/11/07	8.29%	76,641	—
50 West 23rd Street (5)	8/1/07	7.33%	—	20,901
875 Bridgeport Ave., Shelton, CT (6)	5/10/25	8.32%	14,821	14,831
Total fixed rate debt			$456,112	$366,226
220 East 42nd Street	9/4/04	LIBOR + 1.764%	$158,000	—
Total floating rate debt			$158,000	—
Total mortgage notes payable (7)			$614,112	$366,226

(1)                   Held in bankruptcy remote special purpose entity.

(2)                   The Company obtained a first mortgage secured by the property on August 16, 2001.  The mortgage has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.

(3)                   The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at March 31, 2003 since LIBOR was 1.30% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

(4)                   This mortgage has a contractual maturity date of October 11, 2030.

(5)                   This asset was classified as held for sale at December 31, 2002.  The related mortgage was included in liabilities related to assets held for sale on the accompanying balance sheet.  The mortgage was repaid on March 26, 2003, upon sale of the property.

(6)                   This asset was classified as held for sale at March 31, 2003.  The related mortgage was included in liabilities related to assets held for sale on the accompanying balance sheet.

(7)                   Excludes $22,178 loan obtained to fund a structured finance transaction (see Note 5(2)).

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, unsecured term loan and the Company’s share of joint venture debt as of March 31, 2003 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$2,894	$22,178	$—	$—	$25,072	$459
2004	4,059	290,015	—	—	294,074	321,866
2005	4,285	47,247	—	—	51,532	16,079
2006	4,370	—	51,000	—	55,370	608
2007	4,504	73,341	—	100,000	177,845	659
Thereafter	21,968	161,429	—	—	183,397	56,521
	$42,080	$594,210	$51,000	$100,000	$787,290	$396,192

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $96,051 from Lehman Brothers Holdings, Inc. (“LBHI”) at December 31, 2002.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on May 15, 2003.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at March 31, 2003.  Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by the Company in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by the Company, the finance costs are deferred and amortized over the term of the new related mortgage. The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  On February 7, 2003, the Company used $35,000 of these mortgage tax credit loans as part of the refinancing of 673 First Avenue.  An equivalent amount of the loan was repaid.  Also on February 7, 2003, the Company sold $50,335 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $276 from the sale.  As of March 31, 2003, the facility had an available balance of $10,716.

10.  Revolving Credit Facilities

Unsecured Revolving Credit Facility

On March 17, 2003, the Company renewed its $300,000 unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) from a group of 13 banks.  The Company has a one-time option to increase the capacity under the Unsecured Revolving Credit Facility to $375,000.  The Unsecured Revolving Credit Facility has a term of three years with a one year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The Unsecured Revolving Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At March 31, 2003, $51,000 was outstanding and carried an effective quarterly weighted average interest rate of 2.96%.  Availability under the Unsecured Revolving Credit Facility at March 31, 2003 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.  The Unsecured Revolving Credit Facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

On December 20, 2001, the Company repaid in full and retired the $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured revolving credit facility (the “Secured Revolving Credit Facility”).  The Secured Revolving Credit Facility has a term of two years with a one year extension option.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured financial investments.  At March 31, 2003, nothing was outstanding under the Secured Revolving Credit Facility.  The Secured Revolving Credit Facility includes certain restrictions and covenants which are similar to those under the Unsecured Revolving Credit Facility (see restrictive covenants below).

Term Loan

On December 5, 2002, the Company obtained a $150 million unsecured term loan and drew down $100,000 at that time.  This unsecured term loan has a term of five years.  It bears interest at the rate of 150 basis points over LIBOR.  This unsecured term loan was used to pay down our secured and unsecured revolving credit facilities.  The Company entered into two swap agreements to fix its exposure to the LIBOR rate on this loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loan have a fair value based on discounted cash flow models of approximately $588,524, which exceeds the book value by $32,412.  Structured finance investments are carried at amounts which reasonably approximate their fair value since they are variable rate instruments whose interest rates reprice monthly.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2003.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from April 1, 2003 to 2020.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2003 are as follows:

	Wholly-Owned Properties	Joint Venture Properties
2003	$229,436	$135,765
2004	221,071	134,122
2005	206,913	128,299
2006	196,160	123,939
2007	168,901	116,497
Thereafter	721,322	306,973
	$1,743,803	$945,595

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $668 and $653 for the three months ended March 31, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $273.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $710 and $860 for the three months ended March 31, 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by the Company.  Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $7 and $9 for the three months ended March 31, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee the Company pays to her under a consulting agreement.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $101 and $73 for the three months ended March 31, 2003 and 2002, respectively.

Amounts due (to) from related parties at March 31, 2003 and December 31, 2002 consisted of the following:

	March 31, 2003	December 31, 2002
17 Battery Condominium Association	$(130)	$(203)
110 Condominium Association	(30)	233
Morgan Stanley Real Estate Funds	617	531
100 Park	—	347
One Park Realty Corp.	31	31
JV-CMBS	—	559
Officers	1,768	1,534
Other	2,957	1,836
Related party receivables	$5,213	$4,868

On January 17, 2001, Mr. Marc Holliday, the Company’s President, received a non-recourse loan from us in the principal amount of $1,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from us in the principal amount of $300, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with the Company in order to modify the repayment terms of the $300 loan.  Pursuant to the agreement, $100 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by the Company through each of such date.  In addition, the $300 loan shall be forgiven if and when the $1,000 loan that Mr. Holliday received pursuant to his amended and restated employment and noncompetition agreement is forgiven.

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

15.  Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $0.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of Excess Stock, at $0.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.  As of March 31, 2003, 30,939,321 shares of common stock and no shares of Excess Stock were issued and outstanding.

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

Dividend Reinvestment and Stock Purchase Plan

The Company filed a registration statement with the Securities and Exchange Commission, or the SEC, for the Company’s dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001, and commenced on September 24, 2001.  The Company registered 3,000,000 shares of common stock under the DRIP.

As of March 31, 2003, 119 shares were issued and $4 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (the “Stock Option Plan”).  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At March 31, 2003, approximately 5,150,776 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

The Company applies APB No. 25 and related interpretations in accounting for its plan.  SFAS 123 was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company.  Adoption of SFAS 123 is optional, however, pro forma disclosure, as if the Company adopted the cost recognition requirements under SFAS 123, is presented below.  The Company did not record any compensation expense under APB No. 25.

A summary of the status of the Company’s stock options as of March 31, 2003 and changes during the quarter then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,278,663	$25.49
Granted	—	—
Exercised	173,831	$20.65
Lapsed or cancelled	—	—
Balance at end of quarter	3,104,832	$25.76

Options exercisable at end of quarter	1,280,571

All options were granted within a price range of $18.44 to $34.99.  The remaining weighted average contractual life of the options was 7.77 years.

The compensation cost under SFAS 123 for the stock performance-based plan using the Black-Scholes option-pricing model would have been $354 and $510 for the three months ended March 31, 2003 and 2002, respectively.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net income and net income per common share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended March 31,
	2003	2002
Net income available to common shareholders	$33,916	$15,213
Stock-based compensation expense	(354)	(510)
Pro-forma net income available to common shareholders	$33,562	$14,703
Basic earnings per common share	$1.11	$0.51
Basic earnings per share-pro-forma	$1.09	$0.49
Diluted earnings per common share	$1.01	$0.50
Diluted earnings per common share-pro-forma	$1.01	$0.48

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

Numerator (Income)	2003	2002
Basic Earnings:
Income available to common shareholders	$33,916	$15,213
Effect of Dilutive Securities:
Redemption of units to common shares	2,520	1,152
Preferred Stock (if converted to common stock)	2,431	—
Stock options	—	—
Diluted Earnings:
Income available to common shareholders	$38,867	$16,365

Denominator (Shares)	2003	2002
Basic Shares:
Shares available to common shareholders	30,706	29,992
Effect of Dilutive Securities:
Redemption of units to common shares	2,280	2,271
Preferred Stock (if converted to common stock)	4,699	—
Stock options	497	642
Diluted Shares	38,182	32,905

The PIERS outstanding in 2003 and 2002 were not included in the 2002 computation of earnings per share as they were anti-dilutive during that period.

16.  Minority Interest

On February 13, 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

On March 28, 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

The unit holders represent the minority interest ownership in the Operating Partnership.  As of March 31, 2003 and 2002, the minority interest unit holders owned 7.2% (2,404,066 units) and 7.0% (2,271,404 units) of the Operating Partnership, respectively.  At March 31, 2003, 2,404,066 shares of Common Stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $634 and $625 during the three months ended March 31, 2003 and 2002, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Deferred Compensation Award

Contemporaneous with the closing of 1370 Avenue of the Americas, Manhattan an award of $2,833 was granted to several members of management, which was earned in connection with the realization of this investment gain ($5,624 net of the award).  This award, which was paid out over a three-year period, was presented as Deferred compensation award on the balance sheet.  As of March 31, 2003, the complete award had been paid.

18.  Commitments and Contingencies

The Company and the Operating Partnership are not presently involved in any material litigation nor, to their knowledge, is any material litigation threatened against them or their properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by the Company and the Operating Partnership related to this litigation will not materially affect the financial position, operating results or liquidity of the Company or the Operating Partnership.

On October 24, 2001, an accident occurred at 215 Park Avenue South, Manhattan, a property which the Company manages, but does not own.  Personal injury claims have been filed against the Company and others by 11 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

The Company has entered into employment agreements with certain executives.  Six executives have employment agreements which expire between November 2003 and December 2007.  The cash based compensation associated with these employment agreements totals approximately $2,125 for 2003.

During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue, Manhattan.  The operating sub-leasehold position requires annual ground lease payments totaling $6,000 and sub-leasehold position payments totaling $1,100 (excluding an operating sub-lease position purchased January 1999).  The ground lease and sub-leasehold positions expire 2008.  The Company may extend the positions through 2029 at market rents.

The property located at 1140 Avenue of the Americas, Manhattan, operates under a net ground lease ($348 annually) with a term expiration date of 2016 and with an option to renew for an additional 50 years.

The property located at 711 Third Avenue, Manhattan, operates under an operating sub-lease which expires in 2083.  Under the sub-lease, the Company is responsible for ground rent payments of $1,600 annually which increased to $3,100 in July 2001 and will continue for the next ten years. The ground rent is reset after year ten based on the estimated fair market value of the property.

The property located at 125 Broad Street, Manhattan, operates under a ground lease ($1,075 annually) with a term expiration date of December 31, 2067 and with an option to renew for an additional five years and six months.

In April 1988, the SL Green predecessor entered into a lease agreement for property at 673 First Avenue, Manhattan (“673 First Avenue”), which has been capitalized for financial statement purposes.  Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease.  The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

The Company continues to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,685, and $3,579 at March 31, 2003 and December 31, 2002, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2003.

	Capital Leases	Noncancellable Operating Leases
2003	$1,215	$10,061
2004	1,290	13,057
2005	1,290	13,057
2006	1,322	13,057
2007	1,416	13,057
Thereafter	56,406	362,928
Total minimum lease payments	62,939	425,217
Less amount representing interest	47,002	—
Present value of net minimum lease payments	$15,937	$425,217

19.  Financial Instruments: Derivatives and Hedging

FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2003.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Collar	$70,000	6.580%	2/1999	11/2004	$(4,907)
Interest Rate Swap	$65,000	4.010%	10/2001	8/2005	(3,258)
Interest Rate Swap	$100,000	1.637%	12/2002	12/2003	(323)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(3,065)

On March 31, 2003, the derivative instruments were reported as an obligation at their fair value of $11,553.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $11,375.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $2,828 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

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

The Company’s real estate portfolio is primarily located in the geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on the Company’s structured finance investments.

Selected results of operations for the quarters ended March 31, 2003 and 2002, and selected asset information as of March 31, 2003 and December 31, 2002, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenue
Three months ended:
March 31, 2003	$63,766	$4,917	$68,683
March 31, 2002	53,741	5,631	59,372

Operating earnings
Three months ended:
March 31, 2003	$14,762	$4,023	$18,785
March 31, 2002	14,076	4,117	18,193

Total assets
March 31, 2003	$1,641,323	$114,496	$1,755,819
December 31, 2002	1,327,530	145,640	1,473,170

Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($3,186 and $3,202, for the three months ended March 31, 2003 and 2002, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles operating earnings to net income available to common shareholders for the three months ended March 31, 2003 and 2002.

	Quarter Ended March 31,
	2003	2002

Operating earnings	$18,785	$18,193
Minority interest in operating partnership attributable to continuing operations	(1,132)	(1,110)
Income from continuing operations	17,653	17,083
Income from discontinued operations, net of minority interest	18,694	553
Net income	36,347	17,636
Preferred stock dividends	(2,300)	(2,300)
Preferred stock accretion	(131)	(123)
Net income available to common shareholders	$33,916	$15,213

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2003	2002

Issuance of common stock as deferred compensation	$4,278	$—
Derivative instruments at fair value	11,553	10,962
Issuance of units of limited partnership interest in connection with acquisition	12,845	—
Assumption of mortgage notes payable upon acquisition of real estate	234,641	—
Fair value of above and below market leases (SFAS No. 141) in connection with acquisition	15,800	—
Fair value of debt assumed (SFAS No. 141) in connection with acquisition	7,266	—
Redemption premium purchase price adjustment	4,380	—

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions either nationally or in New York City being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies including in particular, the New York City area and our tenants, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in our annual report on Form 10-K.

As of March 31, 2003, we owned of 20 commercial properties encompassing approximately 8.23 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  We refer to these properties as our wholly-owned properties.  As of March 31, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 96.3%.  Our portfolio (the “Portfolio”) also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet.  These properties were 94.1% occupied as of March 31, 2003.  We also own one triple-net leased property located in Shelton, Connecticut (“Shaws”).  In addition, we continue to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our real estate properties or structured finance investments were impaired at March 31, 2003 and December 31, 2002.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2003 or December 31, 2002.

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

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

The following comparison for the three months ended March 31, 2003 (“2003”) to the three months ended March 31, 2002 (“2002”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2002 and at March 31, 2003 and total 18 of our 20 wholly-owned properties, representing approximately 81% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale, namely 50 West 23rd Street and Shaws, are excluded from the following discussion.

Rental Revenues (in millions)	2003	2002	$ Change	% Change
Rental revenue	$53.3	$45.8	$7.5	$16.4%
Escalation and reimbursement revenue	8.5	6.5	2.0	30.8%
Signage revenue	0.3	0.5	(0.2)	(40.0)%
Total	$62.1	$52.8	$9.3	17.6%

Same-Store Properties	$56.3	$53.2	$3.1	5.8%
2003 Acquisitions	5.1	—	5.1	—
Other	0.7	(0.4)	1.1	275.0%
Total	$62.1	$52.8	$9.3	17.6%

Rental revenue in the Same-Store Properties increased due to an increase in occupancy from 96.5% in 2002 to 96.8% in 2003.  The revenue increase is primarily due to new rents on previously occupied space by new tenants at Same-Store Properties being 31% higher than the previously fully escalated rent (i.e., the highest rent paid on the same space by the old tenant).

At March 31, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 7.6% higher than then existing in-place fully escalated rents.  Approximately 7.3% of the space leased at wholly-owned properties expires during the remainder of 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($1.1 million) and the 2003 Acquisitions ($0.6 million).  On an annualized basis, we recovered approximately 93% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$4.2	$3.3	$0.9	27.3%
Investment and preferred equity income	4.9	5.6	(0.7)	(12.5)%
Other	1.7	1.0	0.7	70.0%
Total	$10.8	$9.9	$0.9	9.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to 1515 Broadway being included for three months in 2003 and none in 2002.  This was partially offset by 469 Seventh Avenue, which was sold in June 2002.  Occupancy at the joint venture properties decreased from 98.1% in 2002 to 94.1% in 2003.  At March 31, 2003, we estimated that current market rents at our joint venture properties were approximately 17.2% higher than then existing in-place fully escalated rents.  Approximately 4.7% of the space leased at joint venture properties expires during the remainder of 2003.

The decrease in investment income primarily represents interest income from structured finance transactions ($0.6 million) primarily due to lower weighted average loan balances outstanding.  The weighted average loan balance outstanding and yield were $125.2 million and 12.4%, respectively, for 2003 compared to $189.0 million and 12.6%, respectively, for 2002.  In addition, there was a decrease in interest income from cash on hand ($0.1 million).

The increase in other income was primarily due to asset management fees earned from joint ventures ($0.4 million).  The balance of the increase was due to a gain on the sale of mortgage recording tax credits ($0.3 million).

Property Operating Expenses (in millions)	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$13.5	$10.2	$3.3	32.4%
Electric costs	3.6	3.1	0.5	16.1%
Real estate taxes	10.0	7.1	2.9	40.9%
Ground rent	3.2	3.2	—	—
Total	$30.3	$23.6	$6.7	28.4%

Same-Store Properties	$27.3	$23.1	$4.2	18.2%
2003 Acquisitions	2.2	—	2.2	—
Other	0.8	0.5	0.3	60.0%
Total	$30.3	$23.6	$6.7	28.4%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $2.1 million.  There were increases in insurance ($0.7 million), advertising, professional and management costs ($0.3 million), repairs, maintenance and cleaning expenses ($0.2 million) and steam and heating costs ($1.0 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the number of wholly-owned properties owned.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.1 million) due to higher assessed property values and tax rates and the 2003 Acquisitions ($0.8 million).

Other Expenses (in millions)	2003	2002	$ Change	% Change
Interest expense	$9.7	$8.4	$1.3	15.5%
Depreciation and amortization expense	10.9	9.3	1.6	17.2%
Marketing, general and administrative expense	3.2	3.2	—	—
Total	$23.8	$20.9	$2.9	13.9%

The increase in interest expense was primarily attributable to costs associated with new investment activity ($1.6 million), and the funding of ongoing capital projects and working capital requirements ($0.1 million).  This was partially offset by lower average debt levels due to dispositions ($0.5 million) and reduced interest costs on floating rate debt ($0.1 million), due to the weighted average interest rate decreasing from 6.71% at March 31, 2002 to 5.6% at March 31, 2003 and the weighted average debt balance increasing from $509.3 million to $653.3 million for these same periods.

Marketing, general and administrative expense was relatively stable in both periods.  We have reduced our marketing, general and administrative costs to 4.6% of total revenues in 2003 compared to 5.4% in 2002.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured revolving credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership); and (5) net proceeds from divestitures of properties.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured revolving credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

Net cash provided by operating activities decreased $10.7 million to $14.0 million for the three months ended March 31, 2003 compared to $24.7 million for the three months ended March 31, 2002.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from properties sold in 2003.

Net cash provided by investing activities increased $10.7 million to $7.0 million for the three months ended March 31, 2003 compared to $3.7 million for the three months ended March 31, 2002.  The increase was due primarily to the sale of 50 West 23rd Street ($62.5 million). This was offset by an increase in acquisitions and capital improvements in 2003 ($19.0 million and $4.1 million, respectively) as compared to 2002 (none and $5.8 million, respectively).  This relates primarily to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street.  In addition, these were net redemptions of structured finance investments ($22.3 million).  The Company did not close on any new joint venture or structured finance investments during the 2002 quarter.

Net cash used in financing activities increased $32.6 million to $54.4 million for the three months ended March 31, 2003 compared to $21.8 million for the three months ended March 31, 2002.  The increase was primarily due to higher borrowing requirements due to the increase in acquisitions, which were funded with mortgage debt and draws under the line of credit.

Capitalization

As of March 31, 2003, we had 30,939,321 shares of common stock, 2,404,066 units of limited partnership interest in the Operating Partnership units and 4,600,000 preferred income equity redeemable shares outstanding.

We currently have the ability to issue up to an aggregate amount of $251 million of our common and preferred stock under our existing effective registration statement.

Rights Plan

We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our shareholders will be entitled to purchase from us a new created series of junior preferred shares, subject to our ownership limit described below.  The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a purchase announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 17% or more of our outstanding common stock.  The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan (“DRIP”) which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

As of March 31, 2003, we issued 119 common shares and received approximately $4,000 of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

Indebtedness

At March 31, 2003, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and unsecured term loan (excluding our share of joint venture debt of $396.2 million) represented 40.98% of our market capitalization of $1.9 billion (based on a common stock price of $30.56 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2003).  Market capitalization includes consolidated debt, common and preferred stock and conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

The table below summarizes our mortgage debt, including a $14.8 million mortgage on an asset held for sale, secured and unsecured revolving credit facilities and unsecured term loan outstanding at March 31, 2003 and December 31, 2002, respectively (in thousands).

	March 31, 2003	December 31, 2002
Debt Summary:
Balance
Fixed rate	$323,028	$232,972
Variable rate – hedged	233,084	233,254
Total fixed rate	556,112	466,226
Variable rate	209,000	74,000
Variable rate – supporting variable rate assets	22,178	22,178
Total variable rate	231,178	96,178
Total	$787,290	$562,404

Percent of Total Debt:
Total fixed rate	70.64%	82.90%
Variable rate	29.36%	17.10%
Total	100.00%	100.00%

Effective Interest Rate For The Quarter:
Fixed rate	6.89%	7.90%
Variable rate	3.01%	3.00%
Effective interest rate	5.75%	7.06%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.30% at March 31, 2003).  Our debt on our wholly-owned properties at March 31, 2003 had a weighted average term to maturity of approximately 6.2 years.

As of March 31, 2003, we had five variable rate structured finance investments collateralizing the secured revolving credit facility.  These structured finance investments, totaling $63.4 million, partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of March 31, 2003, our total mortgage debt (excluding our share of joint venture debt of approximately $396.2 million) consisted of approximately $456.1 million of fixed rate debt with an effective weighted average interest rate of approximately 7.71% and $158.0 million of unhedged variable rate debt with an effective weighted average interest rate of approximately 3.12%.

Revolving Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At March 31, 2003, $51.0 million was outstanding under this unsecured revolving credit facility and carried an effective quarterly weighted average interest rate of 2.96%.  Availability under this unsecured revolving credit facility at March 31, 2003 was further reduced by the issuance of letters of credit in the amount of $5.0 million for acquisition deposits.

Secured Revolving Credit Facility

We also have a $75.0 million secured revolving credit facility, which matures in December 2003.  This secured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  This secured revolving credit facility is secured by various structured finance investments.  At March 31, 2003, there was no balance outstanding under this secured revolving credit facility.

Term Loan

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  This new unsecured term loan matures on December 5, 2007.  We immediately borrowed $100.0 million under this term loan to repay approximately $100.0 million of the outstanding balance under our 2000 unsecured revolving credit facility.  As of March 31, 2003, we had $100.0 million outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on the outstanding balance on unsecured term loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended all-in rate of 5.06%.  Under the terms of this unsecured term loan, at any time prior to December 5, 2005, we have an option to increase the total commitment to $200.0 million.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2003 would increase our annual interest cost by approximately $2.5 million and would increase our share of joint venture annual interest cost by approximately $1.6 million, respectively.

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

Approximately $556.1 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2003 ranged from LIBOR plus 100 basis points to LIBOR plus 450 basis points.

Summary of Indebtedness

Combined aggregate principal maturities of mortgages and notes payable, including a $14.8 million mortgage on an asset held for sale, revolving credit facilities, term loan and our share of joint venture debt as of March 31, 2003 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$2,894	$22,178	$—	$—	$25,072	$459
2004	4,059	290,015	—	—	294,074	321,866
2005	4,285	47,247	—	—	51,532	16,079
2006	4,370	—	51,000	—	55,370	608
2007	4,504	73,341	—	100,000	177,845	659
Thereafter	21,968	161,429	—	—	183,397	56,521
	$42,080	$594,210	$51,000	$100,000	$787,290	$396,192

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $0.7 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $273,000.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.7 million and $0.9 million for the three months ended March 31, 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by us. Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $7,000 and $9,000 for the three months ended March 31, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee we pay to her under a consulting agreement.

Management Indebtedness

On January 17, 2001, Mr. Marc Holliday, our President, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and noncompetition agreement is forgiven.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $101,000 and $73,000 for the three months ended March 31, 2003 and 2002, respectively.

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

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases and our secured and unsecured revolving credit facilities and unsecured term loan, contain customary covenants requiring us to maintain insurance.  There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions.  In addition, if lenders insist on full coverage for these risks, it could adversely affect our ability to finance and/or refinance our properties and to expand our portfolio.

Capital Expenditures

We estimate that for the nine months ending December 31, 2003, we will incur approximately $26.8 million of capital expenditures (including tenant improvements and leasing commissions) on currently owned wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $14.7 million.  Of those total capital expenditures, approximately $3.7 million for wholly-owned properties and $3.9 million of our share of capital expenditures at joint venture properties are dedicated to redevelopment costs, including New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.86 per share, we would pay approximately $57.5 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured revolving credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

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

Funds from Operations for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Income before minority interest, discontinued operations and preferred stock dividends	$18,785	$18,193
Add:
Depreciation and amortization	10,883	9,267
FFO from discontinued operations	957	927
FFO adjustment for unconsolidated joint ventures	3,387	1,881
Less:
Dividends on preferred shares	(2,300)	(2,300)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(1,484)	(983)
Funds From Operations – basic	30,228	26,985
Dividends on preferred shares	2,300	2,300
Funds From Operations – diluted	$32,528	$29,285
Cash flows provided by operating activities	$13,976	$24,700
Cash flows provided by (used in) investing activities	$6,985	$(3,703)
Cash flows used in financing activities	$(54,362)	$(21,761)

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

The following table presents principal cash flows based upon maturity dates of the debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of March 31, 2003 (in thousands).

	Long-Term Debt				Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Current Yield
2003	$2,894	6.88%	$22,178	3.01%	$27,584	14.66%
2004	136,074	6.70%	158,000	3.08%	40,262	12.66%
2005	51,532	6.66%	—	—	15,000	10.50%
2006	4,370	6.64%	51,000	2.96%	26,172	3.01%
2007	177,844	6.63%	—	—	5,478	13.10%
Thereafter	183,398	7.94%	—	—	—	—
Total	$556,112	7.66%	$231,178	3.00%	$114,496	12.70%
Fair Value	$588,524		$231,178		$114,496

The table below presents the gross principal cash flows based upon maturity dates of our share of joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of March 31, 2003 (in thousands):

	Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2003	$459	6.34%	—	—
2004	147,416	6.34%	$174,450	3.70%
2005	16,079	8.00%	—	—
2006	608	8.00%	—	—
2007	659	8.00%	—	—
Thereafter	56,521	8.00%	—	—
Total	$221,742	7.18%	$174,450	3.70%
Fair Value	$228,715		$174,450

The table below lists all our derivative instruments, including joint ventures, and their related fair value as of March 31, 2003 (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value	Our Share

Interest Rate Collar	$70,000	6.580%	2/1999	11/2004	$(4,907)	$(4,907)
Interest Rate Swap	65,000	4.010%	11/2001	8/2005	(3,258)	(3,258)
Interest Rate Cap	150,000	8.000%	7/2001	1/2004	—	—
Interest Rate Cap	85,000	6.500%	12/2001	11/2004	7	4
Interest Rate Cap Sold	46,750	6.500%	12/2001	11/2004	(4)	(4)
Interest Rate Swap	46,750	4.038%	11/2001	1/2005	(2,057)	(2,057)
Interest Rate Cap	275,000	7.000%	5/2002	6/2004	1	1
Interest Rate Cap	30,000	9.000%	5/2002	6/2004	—	—
Interest Rate Cap	30,000	9.000%	5/2002	6/2004	—	—
Interest Rate Cap Sold	100,000	7.000%	8/2002	6/2004	—	—
Interest Rate Swap	100,000	2.299%	8/2002	6/2004	(1,214)	(1,214)
Interest Rate Swap	100,000	1.637%	12/2002	12/2003	(323)	(323)
Interest Rate Swap	100,000	4.060%	12/2003	12/2007	(3,065)	(3,065)

Total					$(14,820)	$(14,823)

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Note 18 to the consolidated financial statements

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

10.1	Amended and Restated Revolving Credit and Guarantee Agreement dated March 17, 2003 filed herewith.

99.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on January 30, 2003 in connection with its fourth quarter 2002 earnings release and supplemental information package.

The Registrant filed a Current Report on Form 8-K on February 21, 2003 furnishing pro-forma financial information pursuant to Item 7, in connection with its planned acquisition of 220 East 42nd Street.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Thomas E. Wirth
Thomas E. Wirth
Executive Vice President, Chief Financial Officer

Date:   May 6, 2003

CERTIFICATION

I, Stephen L. Green, Chairman of the Board and Chief Executive Officer, certify that:

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

Date: May 6, 2003

/s/ Stephen L. Green
Name:	Stephen L. Green
Title:	Chief Executive Officer

CERTIFICATION

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

Date: May 6, 2003

/s/ Thomas E. Wirth
Name:	Thomas E. Wirth
Title:	Chief Financial Officer