Form 10-Q
period 2003-06-30
SL GREEN REALTY CORP
filed 2003-08-12
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 33,482,674 at July 31, 2003.

SL GREEN REALTY CORP.

PART I.                            FINANCIAL INFORMATION

ITEM 1.                             Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)

Assets

Commercial real estate properties, at cost:

Land and land interests	$167,793	$131,078
Buildings and improvements	839,139	683,165
Building leasehold and improvements	247,336	149,326
Property under capital lease	12,208	12,208
	$1,266,476	975,777
Less accumulated depreciation	(136,836)	(126,669)
	1,129,640	849,108
Assets held for sale	50,088	41,536
Cash and cash equivalents	16,810	58,020
Restricted cash	61,835	29,082
Tenant and other receivables, net of allowance of $6,876 and $5,927 in 2003 and 2002, respectively	10,448	6,587
Related party receivables	3,945	4,868
Deferred rents receivable, net of allowance of $7,054 and $6,575 in 2003 and 2002, respectively	58,834	55,731
Investment in and advances to affiliates	3,133	3,979
Structured finance investments, net of discount of $125 and $205 in 2003 and 2002, respectively	125,517	145,640
Investments in unconsolidated joint ventures	216,620	214,644
Deferred costs, net	37,694	35,511
Other assets	11,019	28,464
Total assets	$1,725,583	$1,473,170

Liabilities and Stockholders’ Equity

Mortgage notes payable	$620,530	$367,503
Revolving credit facilities	42,000	74,000
Unsecured term loan	100,000	100,000
Derivative instruments at fair value	12,829	10,962
Accrued interest payable	3,158	1,806
Accounts payable and accrued expenses	44,951	41,197
Deferred compensation awards	—	1,329
Deferred revenue/gain	6,464	3,096
Capitalized lease obligations	16,012	15,862
Deferred land lease payable	14,946	14,626
Dividend and distributions payable	17,923	17,436
Security deposits	20,872	20,948
Liabilities related to assets held for sale	748	21,321
Total liabilities	900,433	690,086

Commitments and Contingencies

Minority interest in Operating Partnership	53,711	44,039
Minority interest in partially owned entity	453	679

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and 4,600 outstanding at June 30, 2003 & December 31, 2002	111,984	111,721

Stockholders’ Equity

Common stock, $0.01 par value 100,000 shares authorized, 31,173 and 30,422 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	311	304
Additional paid–in-capital	609,321	592,585
Deferred compensation plans	(8,608)	(5,562)
Accumulated other comprehensive loss	(12,702)	(10,740)
Retained earnings	70,680	50,058
Total stockholders’ equity	659,002	626,645
Total liabilities and stockholders’ equity	$1,725,583	$1,473,170

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Month Ended June 30,
	2003	2002	2003	2002

Revenues
Rental revenue, net	$59,309	$44,711	$110,868	$88,890
Escalation and reimbursement revenues	10,022	5,977	18,200	12,312
Signage rent	407	267	732	733
Investment income	2,718	3,828	6,079	7,548
Preferred equity income	731	1,934	2,287	3,845
Other income	1,164	1,202	2,863	2,174
Total revenues	74,351	57,919	141,029	115,502
Expenses
Operating expenses including $1,986 and $3,373 (2003) and $1,824 and $3,347(2002) to affiliates	19,313	13,474	35,998	26,437
Real estate taxes	10,955	6,775	20,584	13,556
Ground rent	3,266	3,159	6,430	6,318
Interest	11,574	8,821	21,225	17,239
Depreciation and amortization	11,573	9,132	22,163	18,139
Marketing, general and administrative	2,804	3,357	5,990	6,559
Total expenses	59,485	44,718	112,390	88,248
Income from continuing operations before equity in net income (loss) from affiliates,equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	14,866	13,201	28,639	27,254
Equity in net income (loss) from affiliates	(99)	307	(196)	223
Equity in net income of unconsolidated joint ventures	3,651	3,998	7,827	7,331
Income from continuing operations before minority interest	18,418	17,506	36,270	34,808
Minority interest in operating partnership attributable to continuing Operations	(1,103)	(1,033)	(2,165)	(2,084)
Income from continuing operations	17,315	16,473	34,105	32,724
Income from discontinued operations, net of minority interest	958	1,625	2,691	3,010
(Loss) gain on sale of discontinued operations, net of minority interest	(300)	—	17,524	—
Net income	17,973	18,098	54,320	35,734
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Preferred stock accretion	(131)	(123)	(262)	(246)
Net income available to common shareholders	$15,542	$15,675	$49,458	$30,888
Basic earnings per share:
Income from continuing operations	$0.48	$0.47	$0.95	$0.93
Income from discontinued operations	0.03	0.05	0.08	0.10
(Loss) gain on sale of discontinued operations	(0.01)	—	0.57	—
Net income available to common shareholders	$0.50	$0.52	$1.60	$1.03
Diluted earnings per share:
Income from continuing operations	$0.47	$0.46	$0.94	$0.90
Income from discontinued operations	0.03	0.05	0.08	0.10
(Loss) gain on sale of discontinued operations	(0.01)	—	0.49	—
Net income available to common shareholders	$0.49	$0.51	$1.51	$1.00
Dividends per common share	$0.4650	$0.4425	$0.9300	$0.8850
Basic weighted average common shares outstanding	31,082	30,200	30,895	30,097
Diluted weighted average common shares and common share equivalents outstanding	38,819	33,183	38,512	33,051

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

			Additional	Deferred	Accumulated Other
	Common Stock		Paid-	Compensation	Comprehensive	Retained		Comprehensive
	Shares	Par Value	In-Capital	Plans	Loss	Earnings	Total	Income
Balance at December 31, 2002	30,422	$304	$592,585	$(5,562)	$(10,740)	$50,058	$626,645
Comprehensive Income:
Net income						54,320	54,320	$54,320
Net unrealized loss on derivative instruments					(1,962)		(1,962)	(1,962)
SL Green’s share of joint venture net unrealized gain on derivative instruments								42
Preferred dividends & accretion requirement						(4,862)	(4,862)
Redemption of units	266	3	5,688				5,691
Deferred compensation plan & stock award, net	175	2	4,276	(4,278)			—
Amortization of deferred compensation plan				1,232			1,232
Proceeds from stock options exercised	310	2	6,772				6,774
Cash distributions declared ($0.93 per common share)						(28,836)	(28,836)
Balance at June 30, 2003	31,173	$311	$609,321	$(8,608)	$(12,702)	$70,680	$659,002	$52,400

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2003	2002

Operating Activities
Net income	$54,320	$35,734
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustment related to income from discontinued operations	2,129	1,437
Depreciation and amortization	22,163	18,139
Amortization of discount on structured finance investments	(80)	193
Gain on sale of discontinued operations	(18,830)	—
Equity in net loss (income) from affiliates	196	(223)
Equity in net income from unconsolidated joint ventures	(7,827)	(7,331)
Minority interest	2,165	2,084
Deferred rents receivable	(5,267)	(5,178)
Allowance for bad debts	949	1,452
Amortization of deferred compensation	1,232	816
Changes in operating assets and liabilities:
Restricted cash – operations	(19,158)	3,233
Tenant and other receivables	(4,810)	(1,770)
Related party receivables	923	(17)
Deferred lease costs	(3,475)	(2,806)
Other assets	15,546	(1,145)
Accounts payable, accrued expenses and other liabilities	3,701	2,910
Deferred revenue	677	(141)
Deferred land lease payable	320	320
Net cash provided by operating activities	44,874	47,707
Investing Activities

Acquisition of real estate property	(16,749)	—
Additions to land, buildings and improvements	(15,376)	(8,848)
Restricted cash – capital improvements/acquisitions	(13,595)	700
Investment in and advances to affiliates	650	609
Distribution from affiliate	—	739
Investments in unconsolidated joint ventures	—	(93,807)
Distributions from unconsolidated joint ventures	8,521	4,478
Net proceeds from disposition of rental property	63,264	—
Structured finance investments, net of repayments/participations	(33,298)	(6,610)
Net cash used in investing activities	(6,583)	(102,739)
Financing Activities

Proceeds from mortgage notes payable	35,000	—
Repayments of mortgage notes payable	(51,213)	(12,529)
Proceeds from revolving credit facilities and term loan	118,000	143,000
Repayments of revolving credit facilities	(150,000)	(40,000)
Proceeds from stock options exercised	6,774	5,638
Capitalized lease obligation	150	228
Dividends and distributions paid	(35,028)	(33,180)
Deferred loan costs	(3,184)	(832)
Net cash (used in) provided by financing activities	(79,501)	62,325
Net (decrease) increase in cash and cash equivalents	(41,210)	7,293
Cash and cash equivalents at beginning of period	58,020	13,193
Cash and cash equivalents at end of period	$16,810	$20,486
Supplemental cash flow disclosures
Interest paid	$19,874	$18,555

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, and dollars in thousands, except per share data)

June 30, 2003

1.                                      Organization and Basis of Presentation

SL Green Realty Corp. (the “Company” or “SL Green”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the “Service Corporation”).  The Company has qualified, and expects to qualify in its current fiscal year, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operates as a self-administered and self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of June 30, 2003, minority investors held, in the aggregate, a 6.9% limited partnership interest in the Operating Partnership.

As of June 30, 2003, the Company’s wholly-owned portfolio (the “Properties”) consisted of 20 commercial properties encompassing approximately 8.23 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of June 30, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 97.0%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet which were 93.0% occupied as of June 30, 2003.  In addition, the Company continues to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2003 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

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

Depreciation expense (including amortization of the Company’s capital lease asset) amounted to $9,643, $17,759, $7,197 and $14,180 for the three and six months ended June 30, 2003 and 2002, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of the Company’s real estate properties was impaired at June 30, 2003 and December 31, 2002.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets (including land, building and tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases in accordance with Statement of Financial Accounting Standard, or SFAS No. 141) and acquired liabilities, and allocates purchase price based on these assessments.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.  If the Company incorrectly estimates the values at acquisition or the undiscounted cash flows, initial allocation of purchase price and future impairment charges may be different.

As a result of its evaluations, as of March 31, 2003, the Company recorded a deferred asset of $2,328 representing the net value of acquired above and below market leases and assumed lease origination costs.  For the quarter ended June 30, 2003, the Company has recognized a reduction in rental revenue of $55 for the amortization of above market leases and a reduction in lease origination costs, and additional building depreciation of $6 resulting from the reallocation of the purchase price of the applicable properties.  The Company also recorded a deferred liability of $3,232 representing the value of a mortgage loan assumed at an above market rate.  For the quarter ended June 30, 2003, the Company has recognized a $149 reduction in interest expense for the amortization of the above market mortgage.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $407, $809, $405 and $845 for the three and six months ended June 30, 2003 and 2002, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that management estimates to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, the Company establishes the provision for possible credit losses by category of asset.  When it is probable that the Company will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at June 30, 2003 or December 31, 2002.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB No. 25”).  Under APB No. 25, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted.  Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Accordingly, no compensation cost has been recognized for the Company’s stock option plans.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.  On January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”).  The Company did not change its method of accounting for stock-based compensation.

The compensation cost, net of minority interest, under SFAS 123 for the stock performance-based plan using the Black-Scholes option-pricing model would have been $349, $705, $550 and $1,062 for the three and six months ended June 30, 2003 and 2002, respectively.  Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net income and net income per common share for the three and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income available to common shareholders	$15,542	$15,675	$49,458	$30,888
Stock-based compensation expense	(349)	(550)	(705)	(1,062)
Pro-forma net income available to common shareholders	$15,193	$15,125	$48,753	$29,826
Basic earnings per common share	$0.50	$0.52	$1.61	$1.03
Basic earnings per common share-pro-forma	$0.49	$0.50	$1.58	$0.99
Diluted earnings per common share	$0.49	$0.51	$1.50	$1.01
Diluted earnings per common share-pro-forma	$0.48	$0.49	$1.49	$0.97

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  All collateral securing the mortgage loans receivable is located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.  Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 3.8% of the Company’s share of annualized rent.  Approximately 18% and 13% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, at June 30, 2003.  Four borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at June 30, 2003.

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

On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”  (“SFAS 149”). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.  Management does not expect the adoption of SFAS 149 to have a material impact on the Company’s financial condition, or results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  Management does not believe that the implementation of SFAS 150 will have a material impact on the Company’s results of operations or cash flows, however, the Preferred Income Equity Redeemable Shares will be reclassified as a liability on the balance sheet.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

On March 28, 2003, the Company acquired condominium interests in 125 Broad Street encompassing approximately 525,000 square feet of office space for approximately $92,000.  The Company assumed the $76,600 first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, the Company issued 51,667 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $1,570.  This property is encumbered by a ground lease that the condominium can acquire in the future at a fixed price.  The Company agreed not to take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition for a period of three years after the acquisition.

On February 13, 2003, the Company completed the acquisition of the 1.1 million square foot office property located at 220 East 42nd Street known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265,000.  Prior to the acquisition, the Company held a $53,500 preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, the Company earned a redemption premium totaling $4,380 which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260,600.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which matures in September 2004 and bears interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $11,275.  The remaining $42,200 of the purchase price was funded from borrowings under the Company’s unsecured revolving credit facility, which included the repayment of a $28,500 mezzanine loan on the property.  The Company agreed not to take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition for a period of seven years after the acquisition.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the six months ended June 30, 2003 and 2002 as though the 2003 acquisition of 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and the equity investment in 1515 Broadway (see Note 6) (May 2002) were completed on January 1, 2002 and the related units of limited partnership interest in the Operating Partnership were issued on that date.  There were no wholly-owned property acquisitions during 2002.

	Six Months Ended June 30,
	2003	2002
Pro forma revenues	$149,943	$141,903
Pro forma net income	$50,082	$34,067
Pro-forma earnings per common share-basic	$1.62	$1.13
Pro-forma earnings per common share and common share equivalents-diluted	$1.50	$1.10
Pro-forma common shares-basic	30,895,000	30,097,000
Pro-forma common share and common share equivalents-diluted	38,508,000	38,112,000

4.  Property Dispositions and Assets Held for Sale

In March 2003, the Company sold 50 West 23rd Street for $66,000 or approximately $198 per square foot.  The Company acquired the building at the time of its initial public offering in August of 1997, at a purchase price of approximately $36,600.  Since that time, the building was upgraded and repositioned enabling the Company to realize a gain of approximately $19,200.  The proceeds of the sale were used to pay off an existing $21,000 first mortgage and substantially all of the balance was reinvested into the acquisitions of 220 East 42nd Street (The News Building) and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

In May 2003, the Company sold 875 Bridgeport Avenue, Shelton, CT (“Shaws”) for $16,177 and the buyer assumed the existing $14,814 first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

At June 30, 2003, the Company considered the 1370 Broadway, Manhattan property to be held for sale under the criteria of SFAS 144 (see Note 2).  The results of operations for this real estate asset, classified as held for sale at June 30, 2003 and 50 West 23rd Street which was sold on March 26, 2003 and Shaws which was sold on May 21, 2003 are included in discontinued operations.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Month Ended June 30,
	2003	2002	2003	2002
Revenues
Rental revenue	$1,816	$3,774	$5,549	$7,284
Escalation and reimbursement revenues	300	447	895	1,030
Signage rent and other income	243	137	250	145
Total revenues	2,359	4,358	6,694	8,459
Operating expenses	416	720	1,155	1,473
Real estate taxes	369	574	1,129	1,147
Interest	243	698	896	1,392
Depreciation and amortization	301	621	622	1,212
Total expenses	1,329	2,613	3,802	5,224
Operating income from discontinued operations	1,030	1,745	2,892	3,235
(Loss) gain on disposition of discontinued operations	(322)	—	18,830	—
Minority interest in operating partnership	(50)	(120)	(1,507)	(225)
Income from discontinued operations, net of minority interest	$658	$1,625	$20,215	$3,010

5.  Structured Finance Investments

During the six months ended June 30, 2003, the Company originated $34,080 in structured finance and preferred equity investments (net of discount).  There was also $54,203 in repayments and participations during the six month period.  At June 30, 2003, all loans were performing in accordance with the terms of the loan agreements. All of the properties comprising the structured finance investments are located in Manhattan.

As of June 30, 2003 and December 31, 2002, the Company held the following structured finance investments:

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2003 Principal Outstanding	2002 Principal Outstanding	Mandatory Maturity Date
Mezzanine Loan (1)	12.50%	$25,000	$110,000	$24,876	$24,796	April 2004
Mezzanine Loan	11.33%	10,300	30,600	10,300	10,300	June 2006
Junior Participation (2)	14.66%	27,723	67,277	27,584	27,723	November 2003
Junior Participation	14.10%	500	5,500	500	500	December 2004
Junior Participation (3)	13.40%	15,000	178,000	14,926	14,926	November 2004
Junior Participation	10.50%	15,000	178,000	15,000	—	January 2005
Junior Participation	12.17%	11,000	46,500	11,000	—	May 2005
				$104,186	$78,245

(1)                                  On July 20, 2001, this loan was contributed to a joint venture with the Prudential Real Estate Investors (“PREI”).  The Company retained a 50% interest in the loan.  The original investment was $50,000.

(2)                                  In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment is $5,545.  This financing carries a variable interest rate of 100 basis points over the 30-day LIBOR (1.12% at June 30, 2003).  This loan was extended for one year from the initial maturity date.  The interest rate in the table reflects the yield on the net investment.  This loan was redeemed on July 17, 2003 and the related loan was repaid on that date.

(3)                                  On April 12, 2002, this loan, with an original investment of $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

Preferred Equity Investments

In June 2001, the Company made an $8,000 preferred equity investment.  This investment entitles the Company to receive a preferential 10% yield.  The mandatory redemption date is May 2006, but is subject to extension options.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The balance on this investment was $7,852 at June 30, 2003.  The property is encumbered by $65,000 of senior financing.

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

In June 2002, the Company made a $6,000 preferred equity investment with a mandatory redemption date of July 2007.  There is a one-year redemption lockout until June 2003.  This variable rate investment had a yield of 13.10% at June 30, 2003.  The balance on this investment was $5,479 at June 30, 2003.  The property is encumbered by $38,000 of senior financing.

On June 25, 2002, the Company made a $10,000 preferred equity investment, with a 10% yield.  On December 16, 2002 this investment was redeemed in full.

In January 2003, the Company made an $8,000 preferred equity investment with a mandatory redemption date of January 2006.  This variable rate investment had a yield of 12.0% at June 30, 2003.  The property is encumbered by $42,000 of senior financing.

6.  Investments in Unconsolidated Joint Ventures

Morgan Stanley Real Estate Joint Ventures

MSSG I

On December 1, 2000, the Company and Morgan Stanley Real Estate Fund (“MSREF”), through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, the Company acts as the operating member for the joint venture and is responsible for leasing and managing the property.  During the three and six months ended June 30, 2003 and 2002, the Company earned $59, $123, $83 and $172 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which matures on December 1, 2005, carries a fixed interest rate of 7.81%.  The mortgage was interest only until January 1, 2002, at which time principal repayments began.  The loan can be upsized to $34,000.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.  On July 17, 2003, this mortgage was repaid and replaced with a five year $45,000 first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year.

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

MSSG III

On May 4, 2000, the Company sold a 65% interest for cash in the property located at 321 West 44th Street, Manhattan to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the joint venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage matures on April 30, 2003 and has an effective interest rate based on LIBOR plus 250 basis points (3.82% at June 30, 2003).  The joint venture extended this mortgage for one year.  In addition to retaining a 35% economic interest in the property, the Company acting as the operating member for the joint venture, is responsible for redevelopment, construction, leasing and management of the property.  During the three and six months ended June 30, 2003 and 2002, the Company earned $145, $174, $136 and $171, respectively, for such services.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

SITQ Immobilier Joint Ventures

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park Avenue, Manhattan (“One Park”) with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec (“SITQ”).  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage matures on January 10, 2004 and has an interest rate based on LIBOR plus 150 basis points (2.62% at June 30, 2003).  The Company provides management and leasing services for One Park.  During the three and six months ended June 30, 2003 and 2002, the Company earned $177, $643, $310 and $569, respectively, for such services.  During the three and six months ended June 30, 2003 and 2002, the Company earned $155, $309, $154 and $308 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the venture the sole option to purchase the ground lease position.  Accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway, Manhattan (“1250 Broadway”) to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss was recorded as a result of this transaction.  The property is a 670,000 square foot office building.  This property is subject to an $85,000 mortgage.  The interest only mortgage matures on October 21, 2004.  The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The interest rate based on LIBOR plus 250 basis points was 6.54% at June 30, 2003.  The Company provides management and leasing services for 1250 Broadway.  During the three and six months ended June 30, 2003 and 2002, the Company earned $171, $440, $190 and $343, respectively, for such services.  During each of the three and six months ended June 30, 2003 and 2002, the Company earned $225, $450, $225 and $450, respectively in asset management fees.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, Manhattan (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During the three and six months ended June 30, 2003 and 2002, the Company earned $311, $692, $98 and $98, respectively, for such services.  During the three and six months ended June 30, 2003 and 2002, the Company earned $245, $409, $123 and $123 in asset management fees, respectively.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.67% at June 30, 2003), matures in June 2004.  The mortgage has five one-year extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.62% at June 30, 2003), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.62% at June 30, 2003), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.  The blended weighted average interest rate was 4.01% for the quarter ended June 30, 2003.

One tenant, whose leases end between 2008 and 2013, accounts for approximately 92% of this joint venture’s annualized rent at June 30, 2003.

Prudential Real Estate Investors Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story property.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a 10 year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During the three and six months ended June 30, 2003 and 2002, the Company earned $130, $258, $211 and $330, respectively, for such services.

The condensed combined balance sheets for the unconsolidated joint ventures at June 30, 2003 and December 31, 2002, are as follows:

	June 30, 2003	December 31, 2002
Assets
Commercial real estate property	$1,075,489	$1,088,083
Other assets	113,912	101,664
Total assets	$1,189,401	$1,189,747

	2003	2002
Liabilities and members’ equity
Mortgage payable	$741,993	$742,623
Other liabilities	27,198	33,118
Members’ equity	420,210	414,006
Total liabilities and members’ equity	$1,189,401	$1,189,747
Company’s net investment in unconsolidated joint ventures	$216,620	$214,644

The condensed combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total revenues	$43,505	$35,899	$87,801	$64,121
Operating expenses	12,243	8,851	24,400	16,149
Real estate taxes	8,186	5,507	16,372	9,760
Interest	8,500	7,475	16,918	13,396
Depreciation and amortization	7,434	5,938	14,770	10,034
Total expenses	36,363	27,771	72,460	49,339
Net income before gain on sale	$7,142	$8,128	$15,341	$14,782
Company’s equity in net income of unconsolidated joint ventures	$3,651	$3,998	$7,827	$7,331

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Company accounts for its investment in the Service Corporation on the equity basis of accounting because it has significant influence with respect to management and operations, but does not control the entity.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.  As of June 30, 2003 and December 31, 2002, the Company’s net investment in and advances to the Service Corporation totaled $3,133 and $3,979, respectively.

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

The Company, through the Operating Partnership, owned all the non-voting common stock of eEmerge.  Through dividends on its equity interest, the Operating Partnership received approximately 100% of the cash flow from eEmerge operations.  All of the voting common stock was held by a Company affiliate.  This controlling interest gave the affiliate the power to elect all the directors of eEmerge.  The Company accounted for its investment in eEmerge on the equity basis of accounting because although it had significant influence with respect to management and operations, it did not control the entity.  Effective March 26, 2002, the Company acquired all the voting common stock previously held by the Company affiliate.  As a result, the Company controls all the common stock of eEmerge.  Effective with the quarter ended March 31, 2002, the Company consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

On June 8, 2000, eEmerge and Eureka Broadband Corporation (“Eureka”) formed eEmerge.NYC LLC, a Delaware limited liability company (“ENYC”) whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, the Company consolidated the operations of ENYC.

The net book value of the Company’s investment as of June 30, 2003 was $4,318.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows. However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at June 30, 2003 and December 31, 2002, respectively, consisted of the following:

	June 30, 2003	December 31, 2002
Deferred financing	$19,225	$16,180
Deferred leasing	46,624	44,881
	65,849	61,061
Less accumulated amortization	(28,155)	(25,550)
	$37,694	$35,511

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2003 and December 31, 2002, respectively, are as follows:

Property	Maturity Date	Interest Rate	June 30, 2003	December 31, 2002
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,629	$13,726
70 West 36th Street (1)	5/1/09	7.90%	11,877	11,961
711 Third Avenue (1)	9/10/05	8.13%	48,240	48,446
420 Lexington Avenue (1)	11/1/10	8.44%	122,191	123,107
317 Madison Avenue (1) (2)	8/20/04	LIBOR + 1.80%	65,000	65,000
555 West 57th Street (3)	11/4/04	LIBOR + 2.00%	67,916	68,254
673 First Avenue (1)	2/11/13	5.67%	35,000	—
125 Broad Street (4)	10/11/07	8.29%	76,499	—
50 West 23rd Street (5)	8/1/07	7.33%	—	20,901
875 Bridgeport Ave., Shelton, CT (6)	5/10/25	8.32%	—	14,831
Total fixed rate debt			440,352	366,226
220 East 42nd Street	9/4/04	LIBOR + 1.764%	158,000	—
Total floating rate debt			158,000	—
Total mortgage notes payable (7)			$598,352	$366,226

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  The Company obtained a first mortgage secured by the property on August 16, 2001.  The mortgage has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.  This loan was repaid on July 31, 2003.

(3)                                  The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at June 30, 2003 since LIBOR was 1.12% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

(4)                                  This mortgage has a contractual maturity date of October 11, 2030.

(5)                                  This asset was classified as held for sale at December 31, 2002.  The related mortgage was included in liabilities related to assets held for sale on the accompanying balance sheet.  The mortgage was repaid on March 26, 2003, upon sale of the property.

(6)                                  This asset was classified as held for sale at March 31, 2003.  The related mortgage was included in liabilities related to assets held for sale on the accompanying balance sheet.  The mortgage was assumed by the purchaser on May 21, 2003, upon sale of the property.

(7)                                  Excludes $22,178 loan obtained to fund a structured finance transaction (see Note 5(2)).

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, unsecured term loan and the Company’s share of joint venture debt as of June 30, 2003 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$1,903	$22,178	$7,000	$—	$31,081	$314
2004	3,958	290,015	—	—	293,973	321,866
2005	4,158	47,247	—	—	51,405	16,079
2006	4,222	—	35,000	—	39,222	608
2007	4,344	73,341	—	100,000	177,685	659
Thereafter	12,950	156,214	—	—	169,164	56,521
	$31,535	$588,995	$42,000	$100,000	$762,530	$396,047

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $96,051 from Lehman Brothers Holdings, Inc. (“LBHI”) at December 31, 2002.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2004.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at June 30, 2003.  Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by the Company in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by the Company, the finance costs are deferred and amortized over the term of the new related mortgage. The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  On February 7, 2003, the Company used $35,000 of these mortgage tax credit loans as part of the refinancing of 673 First Avenue.  An equivalent amount of the loan was repaid.  Also on February 7, 2003, the Company transferred $50,335 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $276 from the sale. As of June 30, 2003, the facility had an available balance of $10,716 and total capacity of $200,000.

10.  Revolving Credit Facilities

Unsecured Revolving Credit Facility

On March 17, 2003, the Company renewed its $300,000 unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) from a group of 13 banks.  The Company has a one-time option to increase the capacity under the Unsecured Revolving Credit Facility to $375,000 at any time prior to the maturity date.  The Unsecured Revolving Credit Facility has a term of three years with a one-year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The Unsecured Revolving Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At June 30, 2003, $35,000 was outstanding and carried an effective quarterly weighted average interest rate of 2.68%.  Availability under the Unsecured Revolving Credit Facility at June 30, 2003 was further reduced by the issuance of letters of credit in the amount of $5,000 for acquisition deposits.  The Unsecured Revolving Credit Facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

On December 20, 2001, the Company repaid in full and retired the $60,000 secured credit facility in connection with the Company obtaining a $75,000 secured revolving credit facility (the “Secured Revolving Credit Facility”).  The Secured Revolving Credit Facility has a term of two years with a one-year extension option.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured financial investments.  At June 30, 2003, $7,000 was outstanding and earned an effective quarterly weighted average interest rate of 2.79%.  The Secured Revolving Credit Facility includes certain restrictions and covenants which are similar to those under the Unsecured Revolving Credit Facility (see restrictive covenants below).

Term Loan

On December 5, 2002, the Company obtained a $150,000 unsecured term loan and drew down $100,000 at that time.  This unsecured term loan has a term of five years.  It bears interest at the rate of 150 basis points over LIBOR.  This unsecured term loan was used to pay down our secured and unsecured revolving credit facilities.  The Company entered into two swap agreements to fix its exposure to the LIBOR rate on this loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.  On June 5, 2003, the Company increased the capacity under the unsecured term loan to $200,000 and extended the ultimate maturity to June 5, 2008.  On July 31, 2003, the Company drew down $65,000 to repay the mortgage on 317 Madison Avenue.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loan have an estimated fair value based on discounted cash flow models of approximately $564,260, which exceeds the book value by $23,908.  Structured finance investments are carried at amounts which reasonably approximate their fair value as determined by the Company.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2003.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from July 1, 2003 to 2020.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2003 for the wholly-owned properties and the Company’s share of joint venture properties are as follows:

	Wholly-Owned Properties	Joint Venture Properties
2003	$225,841	$72,205
2004	221,414	71,379
2005	208,709	68,390
2006	195,424	66,189
2007	181,074	62,294
Thereafter	742,690	165,726
	$1,775,152	$506,183

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $998, $1,667, $901 and $1,554 for the three and six months ended June 30, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $290.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $945, $1,656, $915 and $1,775 for the three and six months ended June 30, 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by the Company. Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $43, $50, $8 and $18 for the three and six months ended June 30, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10 per month, the Company pays to her pursuant to a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $66, $125, $72 and $129 for the three and six months ended June 30, 2003 and 2002, respectively.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001 and $35,000 of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by the Company to Sonnenblick for such services was approximately $319 in 2001 and $175 in 2003.

Investments

The ownership interests in NJMA Centennial, an entity in which the Company held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4,500 to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial's Operating Agreement, the Company had no authority with respect to the sale.  Marc Holliday, one of our executive officers, invested $225,000 in a non-managing membership interest in the entity acquiring the property.  The Company's Board of Directors determined that this was not an appropriate investment opportunity for the Company and approved the investment by the executive officer prior to the transaction occurring.

Amounts due (to) from related parties at June 30, 2003 and December 31, 2002 consisted of the following:

	June 30, 2003	December 31, 2002

17 Battery Condominium Association	$(31)	$(203)
110 Condominium Association	(13)	233
Morgan Stanley Real Estate Funds	438	531
100 Park	—	347
One Park Realty Corp.	31	31
JV-CMBS	—	559
Officers	1,539	1,534
Other	1,981	1,836
Related party receivables	$3,945	$4,868

On January 17, 2001, Mr. Marc Holliday, the Company’s President, received a non-recourse loan from us in the principal amount of $1,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from the Company in the principal amount of $300, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with the Company in order to modify the repayment terms of the $300 loan.  Pursuant to the agreement, $100 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by the Company through each of such date.  In addition, the $300 loan shall be forgiven if and when the $1,000 loan that Mr. Holliday received pursuant to his amended and restated employment and noncompetition agreement is forgiven.

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

15. Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $0.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.  As of June 30, 2003, 31,172,893 shares of common stock and no shares of excess stock were issued and outstanding.

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

As of June 30, 2003, 138 shares were issued and $4.4 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of the Company’s Board of Directors, the Board ratified a long-term, seven-year compensation program for senior management.  The program, which measures the Company’s performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of the Company’s common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from the Company’s Stock Option Plan (as defined below), which was previously approved through a shareholder vote in May 2002. The total return will be calculated as of each quarter end. If the total return exceeds the baseline, the award will be valued based on various factors such as time elapsed since commencement, excess over baseline, and vesting schedule, and compensation expense recorded. Forty percent of the award will be amortized over four years and the balance will be amortized at twenty percent per year over five, six and seven years, respectively. The total value of the award (capped at one percent per year of common stock outstanding) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  No compensation expense was recorded during the three months ended June 30, 2003.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (the “Stock Option Plan”).  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At June 30, 2003, approximately 5,168,710 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options outstanding as of June 30, 2003 and changes during the six months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,278,663	$25.49
Granted	25,000	$33.45
Exercised	(309,765)	$21.89
Lapsed or cancelled	—	—
Balance at end of quarter	2,993,898	$25.91

Options exercisable at end of quarter	1,179,969	$23.31

All options were granted within a price range of $18.44 to $34.99.  The remaining weighted average contractual life of the options was 7.59 years.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (Income)	2003	2002	2003	2002
Basic Earnings:
Income available to common shareholders	$15,542	$15,675	$49,458	$30,888

Effect of Dilutive Securities:
Redemption of units to common shares	1,153	1,153	3,672	2,309
Preferred Stock (if converted to common stock)	2,431	—	4,862	—
Stock options	—	—	—	—
Diluted Earnings:
Income available to common shareholders	$19,126	$16,828	$57,992	$33,197

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator (Shares)	2003	2002	2003	2002
Basic Shares:
Shares available to common shareholders	31,082	30,200	30,895	30,097
Effect of Dilutive Securities:
Redemption of units to common shares	2,326	2,222	2,302	2,247
Preferred Stock (if converted to common stock)	4,699	—	4,699	—
Stock options	712	761	616	707
Diluted Shares	38,819	33,183	38,512	33,051

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

The unit holders represent the minority interest ownership in the Operating Partnership.  As of June 30, 2003 and 2002, the minority interest unit holders owned 6.9% (2,306,447 units) and 6.8% (2,212,690 units) of the Operating Partnership, respectively.  At June 30, 2003, 2,306,447 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $815, $1,582, $705 and $1,390 during the three and six months ended June 30, 2003 and 2002, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, Manhattan, a property which the Company manages, but does not own.  Personal injury and wrongful death claims have been filed against the Company and others by 11 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

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

The property located at 125 Broad Street, Manhattan, operates under a ground lease ($426 annually) with a term expiration date of December 31, 2067 and with an option to renew for an additional five years and six months.  The Company can acquire the ground lease at specified times in the future at a fixed price.

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

The Company continues to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,715 and $3,579 at June 30, 2003 and December 31, 2002, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2003.

	Capital Leases	Noncancellable Operating Leases
2003	$696	$6,204
2004	1,290	12,408
2005	1,290	12,408
2006	1,322	12,408
2007	1,416	12,408
Thereafter	56,406	322,691
Total minimum lease payments	62,420	$378,527
Less amount representing interest	(46,408)
Present value of net minimum lease payments	$16,012

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at June 30, 2003.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Collar	$70,000	6.580%	2/1999	11/2004	$(4,416)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(3,479)
Interest Rate Swap	$100,000	1.637%	12/2002	12/2003	(256)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(5,660)
Interest Rate Swap	$100,000	3.869%	10/2003	10/2013	722
Interest Rate Swap	$46,000	3.888%	10/2003	10/2013	260

On June 30, 2003, the derivative instruments were reported as an obligation at their fair value of $12,829.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $12,702.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $5,451 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

The Company is hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

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

Selected results of operations for the three and six months June 30, 2003 and 2002, and selected asset information as of June 30, 2003 and December 31, 2002, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenue
Three months ended:
June 30, 2003	$70,902	$3,449	$74,351
June 30, 2002	52,157	5,762	57,919

Six months ended:
June 30, 2003	$132,663	$8,366	$141,029
June 30, 2002	104,109	11,393	115,502

Income from continuing operations before minority interest

Three months ended:
June 30, 2003	$15,757	$2,661	$18,418
June 30, 2002	13,239	4,267	17,506

Six months ended:
June 30, 2003	$31,267	$5,003	$36,270
June 30, 2002	26,424	8,384	34,808

Total assets
June 30, 2003	$1,600,066	$125,517	$1,725,583
December 31, 2002	1,327,530	145,640	1,473,170

Operating earnings represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($2,804, $5,990, $3,356 and $6,558 for the three and six months ended June 30, 2003 and 2002, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles operating earnings to net income available to common shareholders for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income from continuing operations before minority interest	$18,418	$17,506	$36,270	$34,808
Minority interest in operating partnership attributable to continuing operations	(1,103)	(1,033)	(2,165)	(2,084)
Income from continuing operations	17,315	16,473	34,105	32,724
Income from discontinued operations, net of minority interest	658	1,625	20,215	3,010
Net income	17,973	18,098	54,320	35,734
Preferred stock dividends	(2,300)	(2,300)	(4,600)	(4,600)
Preferred stock accretion	(131)	(123)	(262)	(246)
Net income available to common shareholders	$15,542	$15,675	$49,458	$30,888

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2003	2002
Issuance of common stock as deferred compensation	$4,278	$—
Derivative instruments at fair value	(1,962)	(1,798)
Issuance of units of limited partnership interest in connection with acquisition	12,845	—
Assumption of mortgage notes payable upon acquisition of real estate	234,641	—
Fair value of above and below market leases (SFAS No. 141) in connection with acquisition	(2,328)	—
Fair value of debt assumed (SFAS No. 141) in connection with acquisition	3,232	—
Redemption premium purchase price adjustment	4,380	—
Assignment of mortgage note payable upon sale of real estate	14,814	—
Conversion of preferred equity investment	53,500

23.  Subsequent Events

On July 21, 2003, the Company entered into an agreement to acquire the long-term leasehold interest in 461 Fifth Avenue for $62.3 million, or $312 per square foot.  The leasehold acquisition will be funded, in part, with the proceeds from the sale of 1370 Broadway, which closed on July 31, 2003.  As a 1031 tax-free exchange, the transaction will enable the Company to defer gains from this sale of 1370 Broadway and from the sale of 17 Battery Place South, which gain was initially re-invested in 1370 Broadway.  The balance of the acquisition will be funded using the Company’s unsecured revolving credit facility.

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

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

General

SL Green Realty Corp. (the “Company”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in our annual report on Form 10-K.

As of June 30, 2003, we owned 20 commercial properties encompassing approximately 8.23 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  We refer to these properties as our wholly-owned properties.  As of June 30, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 97.0%.  Our portfolio (the “Portfolio”) also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet.  These properties were 93.0% occupied as of June 30, 2003.  In addition, we continue to manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our real estate properties or structured finance investments were impaired at June 30, 2003 and December 31, 2002.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by category of asset.  When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at June 30, 2003 or December 31, 2002.

Derivative Financial Instruments

In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Results of Operations

The following comparison for the three and six months ended June 30, 2003 (“2003”) to the three and six months ended June 30, 2002 (“2002”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2002 and at June 30, 2003 and total 17 of our 20 wholly-owned properties, representing approximately 78% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Rental Revenues (in millions)	2003	2002	$ Change	% Change
Rental revenue	$59.3	$44.7	$14.6	32.7%
Escalation and reimbursement revenue	10.0	6.0	4.0	66.7%
Signage revenue	0.4	0.3	0.1	33.3%
Total	$69.7	$51.0	$18.7	36.7%

Same-Store Properties	$55.0	$50.9	$4.1	8.1%
2003 Acquisitions	14.0	—	14.0	—%
Other	0.7	0.1	0.6	600.0%
Total	$69.7	$51.0	$18.7	36.7%

Rental revenue in the Same-Store Properties increased due to an increase in occupancy from 96.6% in 2002 to 97.3% in 2003 and because new cash rents on previously occupied space by new tenants at Same-Store Properties was 14% higher than the previously fully escalated rent (i.e., the highest rent paid on the same space by the old tenant).

At June 30, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 6.8% higher than then existing in-place fully escalated rents.  Approximately 5.8% of the space leased at wholly-owned properties expires during the remainder of 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($2.6 million) and the 2003 Acquisitions ($1.4 million).  The increase in recoveries at the Same-Store Properties was due to real estate tax recoveries ($1.4 million), operating expense recoveries ($0.8 million) and electric recoveries ($0.4 million).  On an annualized basis, we recovered approximately 93% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$3.7	$4.0	$(0.3)	(7.5)%
Investment and preferred equity income	3.4	5.8	(2.4)	(41.4)%
Other	1.2	1.2	—	—%
Total	$8.3	$11.0	$(2.7)	(24.6)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower contributions from our joint ventures in 2003 compared to 2002.  Occupancy at the joint venture properties decreased from 98.2% in 2002 to 93.0% in 2003.  At June 30, 2003, we estimated that current market rents at our joint venture properties were approximately 17.0% higher than then existing in-place fully escalated rents.  Approximately 2.8% of the space leased at joint venture properties expires during the remainder of 2003.

The decrease in investment income primarily represents interest income from structured finance transactions ($2.2 million) primarily due to lower weighted average loan balances outstanding as a result of the redemption of the preferred equity investment in 220 East 42nd Street.  The weighted average loan balance outstanding and yield were $120.0 million and 12.4%, respectively, for 2003 compared to $175.9 million and 12.7%, respectively, for 2002.

Property Operating Expenses (in millions)	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$14.5	$9.6	$4.9	51.0%
Electric costs	4.8	3.9	0.9	23.1%
Real estate taxes	11.0	6.8	4.2	61.8%
Ground rent	3.3	3.2	0.1	3.1%
Total	$33.6	$23.5	$10.1	43.0%

Same-Store Properties	$26.4	$22.6	$3.8	16.8%
2003 Acquisitions	6.4	—	6.4	—%
Other	0.8	0.9	(0.1)	(11.1)%
Total	$33.6	$23.5	$10.1	43.0%

Same-Store Properties operating expenses, excluding real estate taxes, increase approximately $2.6 million.  There were increases in insurance premiums from policy renewals ($0.8 million), advertising, professional and management costs ($0.6 million), repairs, maintenance and security expenses ($0.2 million) and steam and heating costs ($0.2 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the number of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.0 million) due to higher assessed property values and increased tax rates and the 2003 Acquisitions ($2.1 million).

Other Expenses (in millions)	2003	2002	$ Change	% Change
Interest expense	$11.6	$8.8	$2.8	31.8%
Depreciation and amortization expense	11.6	9.1	2.5	27.5%
Marketing, general and administrative expense	2.8	3.4	(0.6)	(17.7)%
Total	$26.0	$21.3	$4.7	22.1%

The increase in interest expense was primarily attributable to costs associated with new investment activity  ($4.1 million) and the funding of ongoing capital projects and working capital requirements ($0.4 million) resulting in the weighted average debt balance increasing from $539.8 million as of June 30, 2002 to $785.7 million as of June 30, 2003.  This was partially offset by lower average debt levels due to dispositions ($1.4 million) and reduced interest costs on floating rate debt ($0.2 million), due to the weighted average interest rate decreasing from 6.51% at June 30, 2002 to 5.95% at June 30, 2003.

Marketing, general and administrative expense was relatively stable in both periods.  We have reduced our marketing, general and administrative costs to 3.8% of total revenues in 2003 compared to 5.8% in 2002.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Rental Revenues (in millions)	2003	2002	$ Change	% Change
Rental revenue	$110.9	$88.9	$22.0	24.8%
Escalation and reimbursement revenue	18.2	12.3	5.9	48.0%
Signage revenue	0.7	0.7	—	—
Total	$129.8	$101.9	$27.9	27.4%

Same-Store Properties	$109.3	$102.1	$7.2	7.1%
2003 Acquisitions	19.0	—	19.0	—%
Other	1.5	(0.2)	1.7	85.0%
Total	$129.8	$101.9	$27.9	27.4%

Rental revenue in the Same-Store Properties increased due to an increase in occupancy from 96.6% in 2002 to 97.3% in 2003 and because the new cash rents on previously occupied space by new tenants at Same-Store Properties was 4.2% higher than the previously fully escalated rent (i.e., the highest rent paid on the same space by the old tenant).

At June 30, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 6.8% higher than then existing in-place fully escalated rents.  Approximately 5.8% of the space leased at wholly-owned properties expires during the remainder of 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($3.7 million) and the 2003 Acquisitions ($2.0 million).  The increase in recoveries at the Same-Store Properties was due to real estate tax recoveries ($2.6 million), operating expense recoveries ($0.5 million) and electric recoveries ($0.6 million)  On an annualized basis, we recovered approximately 93% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$7.8	$7.3	$0.5	6.9%
Investment and preferred equity income	8.4	11.4	(3.0)	(26.3)%
Other	2.9	2.2	0.7	31.8%
Total	$19.1	$20.9	$(1.8)	(8.6)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to 1515 Broadway being included for six months in 2003 and four and one-half months in 2002.  This was partially offset by 469 Seventh Avenue, which was sold in June 2002.  Occupancy at the joint venture properties decreased from 98.2% in 2002 to 93.0% in 2003.  At June 30, 2003, we estimated that current market rents at our joint venture properties were approximately 17.0% higher than then existing in-place fully escalated rents.  Approximately 2.8% of the space leased at joint venture properties expires during the remainder of 2003.

The decrease in investment income primarily represents lower interest income from structured finance transactions ($2.8 million) primarily due to lower weighted average loan balances outstanding.  The weighted average loan balance outstanding and yield were $122.6 million and 12.0%, respectively, for 2003 compared to $160.1 million and 12.6%, respectively, for 2002.  In addition, there was a decrease in interest income from cash on hand ($0.1 million).

The increase in other income was primarily due to asset management fees earned from joint ventures ($0.5 million).  The balance of the increase was due to an increase in lease buyout income ($0.2 million).

Property Operating Expenses (in millions)	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$27.7	$19.4	$8.1	41.8%
Electric costs	8.3	7.0	1.3	18.6%
Real estate taxes	20.6	13.6	7.0	51.5%
Ground rent	6.4	6.3	0.1	1.6%
Total	$63.0	$46.3	$16.5	35.6%

Same-Store Properties	$52.9	$44.9	$8.0	17.8%
2003 Acquisitions	8.7	—	8.7	—%
Other	1.4	1.4	—	—%
Total	$63.0	$46.3	$16.5	35.6%

Same-Store Properties operating expenses, excluding real estate taxes, increase approximately $3.9 million.  There were increases in insurance ($1.5 million), advertising, professional and management costs ($0.9 million), repairs, maintenance and security expenses ($0.4 million) and steam and heating costs ($1.1 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the number of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($4.1 million) due to higher assessed property values and increased tax rates and the 2003 Acquisitions ($2.9 million).

Other Expenses (in millions)	2003	2002	$ Change	% Change
Interest expense	$21.2	$17.2	$4.0	23.3%
Depreciation and amortization expense	22.2	18.1	4.1	22.7%
Marketing, general and administrative expense	6.0	6.6	(0.6)	(9.1)%
Total	$49.4	$41.9	$7.5	17.9%

The increase in interest expense was primarily attributable to costs associated with new investment activity  ($7.0 million) and the funding of ongoing capital projects and working capital requirements ($0.2 million) resulting in the weighted average debt balance increasing from $539.8 million as of June 30, 2002 to $785.7 million as of June 30, 2003.  This was partially offset by lower average debt levels due to dispositions ($2.7 million) and reduced interest costs on floating rate debt ($0.4 million), due to the weighted average interest rate decreasing from 6.51% at June 30, 2002 to 5.95% at June 30, 2003.

Marketing, general and administrative expense was relatively stable in both periods.  We have reduced our marketing, general and administrative costs to 4.3% of total revenues in 2003 compared to 5.7% in 2002.

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

Cash Flows

Net cash provided by operating activities decreased $2.8 million to $44.9 million for the six months ended June 30, 2003 compared to $47.7 million for the six months ended June 30, 2002.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the properties sold in 2003.

Net cash used in investing activities decreased $96.1 million to $6.6 million for the six months ended June 30, 2003 compared to $102.7 million for the six months ended June 30, 2002.  The decrease was due primarily to the purchase of 1515 Broadway in 2002 of which our share of the investment was approximately $93.8 million.  This was offset by the sale of 50 West 23rd Street ($62.5 million).  In addition, there was an increase in acquisitions and capital improvements in 2003 ($16.8 million and $15.4 million, respectively) as compared to 2002 (none and $8.9 million, respectively).  This relates primarily to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street.  In addition, there were net redemptions of structured finance investments ($26.7 million).

Net cash used in financing activities increased $141.8 million to $79.5 million for the six months ended June 30, 2003 compared to ($62.3) million for the six months ended June 30, 2002.  The increase was primarily due to lower draws under our unsecured revolving credit facility ($25.0 million) and increased repayments ($110.0 million).  The repayment of the mezzanine loan on 220 East 42nd Street ($28.5 million) was offset by the refinancing of 673 First Avenue ($35.0 million).

Capitalization

As of June 30, 2003, we had 31,172,893 shares of common stock, 2,306,447 units of limited partnership interest in the Operating Partnership and 4,600,000 preferred income equity redeemable shares outstanding.

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

As of June 30, 2003, we had issued 138 common shares and received approximately $4,400 of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our Board of Directors, the Board ratified a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  The total return will be calculated as of each quarter end. If the total return exceeds the baseline, the award will be valued based on various factors such as time elapsed since commencement, excess over baseline, and vesting schedule, and compensation expense recorded. Forty percent of the award will be amortized over four years and the balance will be amortized at twenty percent per year over five, six and seven years, respectively. The total value of the award (capped at one percent per year of common stock outstanding) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  No compensation expense was recorded during the three months ended June 30, 2003.

Indebtedness

At June 30, 2003, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and unsecured term loan (excluding our share of joint venture debt of $396.0 million) represented 36.6% of our market capitalization of $2.0 billion (based on a common stock price of $34.89 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2003).  Market capitalization includes consolidated debt, common and preferred stock and conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

The table below summarizes our mortgage, secured and unsecured revolving credit facilities and unsecured term loan outstanding at June 30, 2003 and December 31, 2002, respectively (in thousands).

	June 30, 2003	December 31, 2002
Debt Summary:
Balance
Fixed rate	$307,436	$232,972
Variable rate – hedged	232,916	233,254
Total fixed rate	540,352	466,226
Variable rate	200,000	74,000
Variable rate-supporting variable rate assets	22,178	22,178
Total variable rate	222,178	96,178
Total	$762,530	$562,404

Percent of Total Debt:
Total fixed rate	70.86%	82.90%
Variable rate	29.14%	17.10%
Total	100.00%	100.00%

Effective Interest Rate For The Quarter:
Fixed rate	6.85%	6.77%
Variable rate	2.89%	3.00%
Effective interest rate	5.69%	6.13%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.12% at June 30, 2003).  Our debt on our wholly-owned properties at June 30, 2003 had a weighted average term to maturity of approximately 3.9 years.

As of June 30, 2003, we had seven variable rate structured finance investments collateralizing the secured revolving credit facility.  These structured finance investments, totaling $86.4 million, partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of June 30, 2003, our total mortgage debt (excluding our share of joint venture debt of approximately $396.0 million) consisted of approximately $440.4 million of fixed rate debt with an effective weighted average interest rate of approximately 7.69% and $158.0 million of unhedged variable rate debt with an effective weighted average interest rate of approximately 3.02%.

Revolving Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At June 30, 2003, $35.0 million was outstanding under this unsecured revolving credit facility and carried an effective quarterly weighted average interest rate of 2.68%.  Availability under this unsecured revolving credit facility at June 30, 2003 was further reduced by the issuance of letters of credit in the amount of $5.0 million for acquisition deposits.

Secured Revolving Credit Facility

We also have a $75.0 million secured revolving credit facility, which matures in December 2003.  This secured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  This secured revolving credit facility is secured by various structured finance investments.  At June 30, 2003, $7.0 million was outstanding under this secured revolving credit facility and carried an effective quarterly weighted average interest rate of 2.79%.

Term Loan

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  This new unsecured term loan matures on December 5, 2007.  We immediately borrowed $100.0 million under this term loan to repay approximately $100.0 million of the outstanding balance under our 2000 unsecured revolving credit facility.  Effective June 5, 2003, the Term Loan was upsized to $200.0 million and the term was extended by six months to June 2008.  As of June 30, 2003, we had $100.0 million outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on the outstanding balance on the unsecured term loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended all-in rate of 5.06%.  On July 31, 2003, we drew down $65.0 million to repay the mortgage on 317 Madison Avenue.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2003 would increase our annual interest cost by approximately $2.2 million and would increase our share of joint venture annual interest cost by approximately $1.6 million, respectively.

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

Approximately $540.4 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2003 ranged from LIBOR plus 100 basis points to LIBOR plus 450 basis points.

Summary of Indebtedness

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan and our share of joint venture debt as of June 30, 2003 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$1,903	$22,178	$7,000	$—	$31,081	$314
2004	3,958	290,015	—	—	293,973	321,866
2005	4,158	47,247	—	—	51,405	16,079
2006	4,222	—	35,000	—	39,222	608
2007	4,344	73,341	—	100,000	177,685	659
Thereafter	12,950	156,214	—	—	169,164	56,521
	$31,535	$588,995	$42,000	$100,000	$762,530	$396,047

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.0 million, $1.7 million, $0.9 million and $1.6 million for the three and six months ended June 30, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $290,000.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.9 million, $1.7 million, $0.9 million, and $1.8 million for the three and six months ended June 30, 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by us. Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $43,000, $50,000, $8,000 and $18,000 for the three and six months ended June 30, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, we pay to her pursuant to a consulting agreement which is cancelable upon 30-days notice.

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

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $66,000, $125,000 and $72,000, $129,000 for the three and six months ended June 30, 2003 and 2002, respectively.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001 and $35,000 of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by the Company to Sonnenblick for such services was approximately $319,000 in 2001 and $175,000 in 2003.

Investments

The ownership interests in NJMA Centennial, an entity in which we held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4.5 million to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial’s Operating Agreement, we had no authority with respect to the sale.  Marc Holliday, one of our executive officers, invested $225,000 in a non-managing membership interest in the entity acquiring the property.  Our Board of Directors determined that this was not an appropriate investment opportunity for us and approved the investment by the executive officer prior to the transaction occurring.

Other

Insurance

The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2003, primarily in the area of terrorism insurance coverage.  We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $300 million of terrorism coverage for most of the properties in our portfolio and expires in October 2003.  We are currently in the market to renew this policy.  Additionally, a joint venture property we recently purchased for a gross purchase price of $483.5 million, 1515 Broadway, has stand-alone insurance coverage, which provides for full all risk coverage but has a limit of $300 million in terrorism coverage.  This policy will expire in May 2004.  While we believe our insurance coverage is adequate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2003.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2003, we will incur approximately $25.4 million of capital expenditures (including tenant improvements and leasing commissions) on current wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $8.5 million.  Of those total capital expenditures, approximately $6.6 million for wholly-owned properties and $2.1 million of our share of capital expenditures at joint venture properties are dedicated to redevelopment costs, including New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.86 per share, we would pay approximately $58.0 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured revolving credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

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

Funds from Operations for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income before minority interest, discontinued operations and preferred stock dividends	$18,418	$17,506	$36,270	$34,808
Add:
Depreciation and amortization	11,573	9,132	22,163	18,139
FFO from discontinued operations	1,333	2,359	3,517	4,431
FFO adjustment for unconsolidated joint ventures	3,438	2,713	6,825	4,594
Less:
Dividends on preferred shares	(2,300)	(2,300)	(4,600)	(4,600)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(886)	(1,050)	(2,371)	(2,033)
Funds From Operations – basic	31,576	28,360	61,804	55,339
Dividends on preferred shares	2,300	2,300	4,600	4,600
Funds From Operations – diluted	$33,876	$30,660	$66,404	$59,939
Cash flows provided by operating activities	$30,898	$23,007	$44,874	$47,707
Cash flows used in investing activities	$(13,568)	$(99,036)	$(6,583)	$(102,739)
Cash flows (used in) provided by financing activities	$(25,139)	$84,086	$(79,501)	$62,325

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Developments

On July 21, 2003, we entered into an agreement to acquire the long-term leasehold interest in 461 Fifth Avenue for $62.3 million, or $312 per square foot.  The leasehold acquisition will be funded, in part, with the proceeds from the sale of 1370 Broadway, which closed on July 31, 2003.  As a 1031 tax-free exchange, the transaction will enable us to defer gains from this sale of 1370 Broadway and from the sale of 17 Battery Place South, which gain was initially re-invested in 1370 Broadway.  The balance of the acquisition will be funded using our unsecured revolving credit facility.

In July 2003, we completed a $45.0 million first mortgage financing of the property located at 180 Madison Avenue, owned through a joint venture with Morgan Stanley Real Estate Fund.  The mortgage bears interest at a fixed rate of 4.57% per annum and matures in August 2008.  The financing proceeds were used to pay off the existing $31.6 million first mortgage.  The excess proceeds of approximately $6.0 million to be received by us will reduce the outstanding balance on our unsecured revolving credit facility.

In June 2003, we executed a 10-year, $146 million forward swap in anticipation of a financing to be executed in the fourth quarter of 2003.  The forward swap hedged the Treasury rate on the future funding at an effective rate of 3.50%, as well as the swap spread which is highly correlated to the credit risk spread.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

The following table presents principal cash flows based upon maturity dates of the debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of June 30, 2003 (in thousands).

	Long-Term Debt				Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Current Yield
2003	$1,903	6.84%	$29,178	2.45%	$27,584	14.66%
2004	135,974	6.65%	158,000	3.02%	40,302	12.85%
2005	51,405	6.59%	—	—	26,000	11.21%
2006	4,222	6.57%	35,000	2.68%	26,153	11.14%
2007	177,685	6.56%	—	—	5,478	13.10%
Thereafter	169,163	6.53%	—	—	—	—
Total	$540,352	6.58%	$222,178	2.89%	$125,517	12.01%
Fair Value	$564,260		$222,178		$125,517

The table below presents the gross principal cash flows based upon maturity dates of our share of joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of June 30, 2003 (in thousands):

	Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2003	$314	6.42%	—	—
2004	147,416	6.41%	$174,450	3.55%
2005	16,079	8.00%	—	—
2006	608	8.00%	—	—
2007	659	8.00%	—	—
Thereafter	56,521	8.00%	—	—
Total	$221,597	7.22%	$174,450	3.55%
Fair Value	$228,285		$174,450

The table below lists all of our derivative instruments, including joint ventures, and their related fair value as of June 30, 2003 (in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	LIBOR	$70,000	6.580%	2/1999	11/2004	$(4,416)
Interest Rate Swap	LIBOR	65,000	4.010%	11/2001	8/2005	(3,479)
Interest Rate Cap	LIBOR	150,000	8.000%	7/2001	1/2004	—
Interest Rate Cap	LIBOR	85,000	6.500%	12/2001	11/2004	—
Interest Rate Cap Sold	LIBOR	46,750	6.500%	12/2001	11/2004	—
Interest Rate Swap	LIBOR	46,750	4.038%	11/2001	1/2005	(1,994)
Interest Rate Cap	LIBOR	275,000	7.000%	5/2002	6/2004	—
Interest Rate Cap	LIBOR	30,000	9.000%	5/2002	6/2004	—
Interest Rate Cap	LIBOR	30,000	9.000%	5/2002	6/2004	—
Interest Rate Cap Sold	LIBOR	100,000	7.000%	8/2002	6/2004	—
Interest Rate Swap	LIBOR	100,000	2.299%	8/2002	6/2004	(1,140)
Interest Rate Swap	LIBOR	100,000	1.637%	12/2002	12/2003	(256)
Interest Rate Swap	LIBOR	100,000	4.060%	12/2003	12/2007	(5,660)
Interest Rate Swap	10 Yr. Treasury	100,000	3.869%	10/2003	10/2013	722
Interest Rate Swap	10 Yr. Treasury	46,000	3.888%	10/2003	10/2013	260
Total						(15,963)
Less: Allocation to joint ventures						3,134
Fair value of our derivative instruments						$(12,829)

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date we completed our evaluation.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

See Note 18 to the consolidated financial statements

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 7, 2003, at which the following matters were voted upon:

1.                                       To elect two Class III directors of the Company to serve until the 2006 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

2.                                       To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2003.

The results of the meeting were as follows:

	For	Against	Abstain
Proposal 1:
John H. Alschuler, Jr.	25,040,002	—	1,345,738
Stephen Green	26,028,218	—	357,522
Proposal 2:	24,715,112	1,443,006	227,622

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1	2003 Long-Term OutPerformance Compensation Program dated April 1, 2003, filed herewith.

10.2	First Amendment to Amended and Restated Revolving Credit and Guaranty Agreement dated June 5, 2003, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on April 23, 2003 in connection with its first quarter 2003 earnings release.

The Registrant filed a Current Report on Form 8-K/A on May 16, 2003 in connection with its first quarter 2003 earnings release and supplemental information package.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Thomas E. Wirth
Thomas E. Wirth
Executive Vice President,
Chief Financial Officer

Date:       August 12, 2003