Form 10-Q
period 2003-09-30
SL GREEN REALTY CORP
filed 2003-11-12
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 35,939,606 at October 31, 2003.

SL GREEN REALTY CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets

Commercial real estate properties, at cost:
Land and land interests	$167,816	$131,078
Building and improvements	841,716	683,165
Building leasehold and improvements	251,866	149,326
Property under capital lease	12,208	12,208
	1,273,606	975,777
Less: accumulated depreciation	(147,083)	(126,669)
	1,126,523	849,108
Assets held for sale	—	41,536
Cash and cash equivalents	14,171	58,020
Restricted cash	110,639	29,082
Tenant and other receivables, net of allowance of $7,599 and $5,927 in 2003 and 2002, respectively	14,022	6,587
Related party receivables	7,068	4,868
Deferred rents receivable, net of allowance of $7,029 and $6,575 in 2003 and 2002, respectively	61,361	55,731
Investment in and advances to affiliates	—	3,979
Structured finance investments, net of discount of $85 and $205 in 2003 and 2002, respectively	167,954	145,640
Investments in unconsolidated joint ventures	205,821	214,644
Deferred costs, net	36,969	35,511
Other assets	20,619	28,464
Total assets	$1,765,147	$1,473,170

Liabilities and Stockholders’ Equity
Mortgage notes payable	$532,426	$367,503
Revolving credit facilities	95,000	74,000
Unsecured term loan	165,000	100,000
Derivative instruments at fair value	5,390	10,962
Accrued interest payable	2,553	1,806
Accounts payable and accrued expenses	46,935	41,197
Deferred compensation awards	—	1,329
Deferred revenue/gain	9,267	3,096
Capitalized lease obligations	16,090	15,862
Deferred land lease payable	15,106	14,626
Dividend and distributions payable	17,914	17,436
Security deposits	21,110	20,948
Liabilities related to assets held for sale	—	21,321
Total liabilities	926,791	690,086

Commitments and Contingencies

Minority interest in Operating Partnership	53,947	44,039
Minority interest in partially owned entities	525	679

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and none and 4,600 outstanding at September 30, 2003 and December 31, 2002, respectively	—	111,721

Stockholders’ Equity
Common stock $0.01 par value 100,000 shares authorized and 35,876 and 30,422 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	358	304
Additional paid-in-capital	722,565	592,585
Deferred compensation plans	(9,062)	(5,562)
Accumulated other comprehensive loss	(5,382)	(10,740)
Retained earnings	75,405	50,058
Total stockholders’ equity	783,884	626,645
Total liabilities and stockholders’ equity	$1,765,147	$1,473,170

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Rental revenue, net	$59,866	$45,199	$170,733	$134,089
Escalation and reimbursement revenues	13,387	8,489	31,586	20,798
Signage rent	99	191	831	924
Investment income	3,201	3,871	9,280	11,420
Preferred equity income	658	1,960	2,945	5,805
Other income	4,113	1,093	6,976	3,265
Total revenues	81,324	60,803	222,351	176,301

Expenses
Operating expenses including $2,044 and $5,416 (2003) and $1,723 and $5,069 (2002) to affiliates	23,534	15,594	59,532	42,037
Real estate taxes	11,814	7,383	32,397	20,938
Ground rent	3,366	3,159	9,796	9,478
Interest	11,584	9,069	32,809	26,308
Depreciation and amortization	12,682	9,421	34,844	27,560
Marketing, general and administrative	2,994	3,160	8,984	9,719
Total expenses	65,974	47,786	178,362	136,040
Income from continuing operations before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	15,350	13,017	43,989	40,261
Equity in net income (loss) from affiliates	—	21	(196)	245
Equity in net income of unconsolidated joint ventures	3,036	5,784	10,863	13,113
Income from continuing operations before minority interest	18,386	18,822	54,656	53,619
Minority interest in partially-owned entities	27	—	64	—
Minority interest in operating partnership attributable to continuing operations	(999)	(1,101)	(3,201)	(3,185)
Income from continuing operations	17,414	17,721	51,519	50,434
Income from discontinued operations, net of minority interest	482	1,715	3,173	4,730
Gain on sale of discontinued operations, net of minority interest	3,745	—	21,269	—
Net income	21,641	19,436	75,961	55,164
Preferred stock dividends	(2,093)	(2,300)	(6,693)	(6,900)
Preferred stock accretion	(131)	(123)	(394)	(368)
Net income available to common shareholders	$19,417	$17,013	$68,874	$47,896
Basic earnings per share:
Income from continuing operations	$0.48	$0.50	$1.43	$1.43
Income from discontinued operations	0.02	0.06	0.10	0.16
Gain on sale of discontinued operations	0.12	—	0.69	—
Net income available to common shareholders	$0.62	$0.56	$2.22	$1.59
Diluted earnings per share:
Income from continuing operations	$0.48	$0.49	$1.41	$1.41
Income from discontinued operations	0.01	0.05	0.09	0.14
Gain on sale of discontinued operations	0.10	—	0.59	—
Net income available to common shareholders	$0.59	$0.54	$2.09	$1.55
Dividends per common share	$0.465	$0.4425	$1.395	$1.3275
Basic weighted average common shares outstanding	31,269	30,357	31,021	30,185
Diluted weighted average common shares and common share equivalents outstanding	39,186	37,811	38,748	33,074

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
	Shares	Par Value
Balance at December 31, 2002	30,422	$304	$592,585	$(5,562)	$(10,740)	$50,058	$626,645
Comprehensive Income:
Net income						75,961	75,961	$75,961
Net unrealized gain on derivative instruments					5,358		5,358	5,358
SL Green’s share of joint venture net unrealized gain on derivative instruments								707
Preferred dividends & accretion requirement						(7,087)	(7,087)
Redemption of units	266	3	5,688				5,691
Proceeds from dividend reinvestment plan	2		16				16
Deferred compensation plan & stock award, net	175	2	5,345	(5,347)			—
Amortization of deferred compensation plan				1,847			1,847
Conversion of preferred stock	4,699	46	112,066				112,112
Proceeds from stock options exercised	312	3	6,865				6,868
Cash distributions declared ($1.395 per common share)						(43,527)	(43,527)
Balance at September 30, 2003	35,876	$358	$722,565	$(9,062)	$(5,382)	$75,405	$783,884	$82,026

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$75,961	$55,164
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash adjustment related to income from discontinued operations	2,533	2,013
Depreciation and amortization	34,844	27,560
Amortization of discount on structured finance investments	(120)	290
Gain on sale of discontinued operations	(22,849)	—
Equity in net loss (income) from affiliates	196	(245)
Equity in net income from unconsolidated joint ventures	(10,863)	(13,113)
Minority interest	3,137	3,185
Deferred rents receivable	(6,674)	(7,212)
Allowance for bad debts	1,672	2,253
Amortization of deferred compensation	1,847	994
Changes in operating assets and liabilities:
Restricted cash – operations	(11,632)	3,813
Tenant and other receivables	(9,107)	(2,038)
Related party receivables	(2,200)	(1,334)
Deferred lease costs	(5,083)	(5,966)
Other assets	5,013	2,302
Accounts payable, accrued expenses and other liabilities	5,318	11,617
Deferred revenue	3,632	652
Deferred land lease payable	480	380
Net cash provided by operating activities	66,105	80,315
Investing Activities
Acquisition of real estate property	(16,495)	—
Additions to land, buildings and improvements	(23,390)	(18,016)
Restricted cash – capital improvements/acquisitions	(69,925)	2,073
Investment in and advances to affiliates	2,361	390
Distribution from affiliate	—	739
Investment in unconsolidated joint ventures	—	(93,807)
Distributions from unconsolidated joint ventures	22,549	14,365
Net proceeds from disposition of rental property	119,075	—
Structured finance investments, net of repayments/participations	(75,694)	(6,360)
Net cash used in investment activities	(41,519)	(100,616)
Financing Activities
Proceeds from mortgage notes payable	35,292	—
Repayments of mortgage notes payable	(139,610)	(14,100)
Proceeds from revolving credit facilities and term loan	270,000	151,000
Repayments of revolving credit facilities	(184,000)	(72,000)
Proceeds from stock options exercised	6,884	6,150
Capitalized lease obligation	228	321
Dividends and distributions paid	(52,896)	(49,892)
Deferred loan costs	(4,333)	(921)
Net cash (used in) provided by financing activities	(68,435)	20,558
Net (decrease) increase in cash and cash equivalents	(43,849)	257
Cash and cash equivalents at beginning of period	58,020	13,193
Cash and cash equivalents at end of period	$14,171	$13,450
Supplemental cash flow disclosures
Interest paid	$32,363	$36,046

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, and dollars in thousands, except per share data)

September 30, 2003

1.             Organization and Basis of Presentation

SL Green Realty Corp. (the “Company” or “SL Green”), a Maryland corporation, and SL Green Operating Partnership, L.P. (the “Operating Partnership”), a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies (the “Service Corporation”).  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), and operates as a self-administered and self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2003, minority investors held, in the aggregate, a 6.0% limited partnership interest in the Operating Partnership.

As of September 30, 2003, the Company’s wholly-owned portfolio (the “Properties”) consisted of 19 commercial properties encompassing approximately 7.97 million rentable square feet located primarily in midtown Manhattan (“Manhattan”), a borough of New York City.  As of September 30, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 97.3%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures, which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet, and which had a weighted average occupancy of 92.6% as of September 30, 2003.  In addition, the Company manages three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership (the “Operating Partnership Agreement”), all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level.  Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if the Company so elects, shares of common stock.  In addition, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

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

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities in which the Company is the primary beneficiary under the Financial Accounting Standards Board, or FASB Interpretation No. 46 “Consolidation of Variable Interest Entities – an Interpretation of ARB No. 51 (“FIN 46”) (see Note 5 and Note 6).  Entities which are not controlled by the Company and entities which are variable interest entities, but the Company is not the primary beneficiary are accounted for under the equity method. All significant inter company balances and transactions have been eliminated.

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

Depreciation expense (including amortization of the Company’s capital lease asset) amounted to $10,202, $27,967, $7,496 and $21,677 for the three and nine months ended September 30, 2003 and 2002, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of the Company’s real estate properties was impaired at September 30, 2003 and December 31, 2002.

Upon acquisitions of real estate, the Company assesses the fair value of acquired assets including land, building and tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases and acquired liabilities, and allocates purchase price based on these assessments in accordance with Statement of Financial Accounting Standard, or SFAS No. 141.  The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of its evaluations, as of March 31, 2003, the Company recorded a deferred asset of $2,328 representing the net value of acquired above and below market leases and assumed lease origination costs.  For the three and nine months ended September 30, 2003, the Company has recognized a reduction in rental revenue of $42 and $97, respectively, for the amortization of above market leases and a reduction in lease origination costs, and additional building depreciation of $6 and $6, respectively, resulting from the reallocation of the purchase price of the applicable properties.  The Company also recorded a deferred liability of $3,232 representing the value of a mortgage loan assumed at an above market interest rate.  For the three and nine months ended September 30, 2003, the Company has recognized a $152 and $301 reduction in interest expense for the amortization of the above market mortgage, respectively.

In October 2001, the FASB, issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121.  The Company adopted this pronouncement on January 1, 2002.  This resulted in the Company having to reclassify certain revenue and expenses to discontinued operations.  This adoption had no impact on the Company’s results of operations or financial position.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting as the Company exercises significant influence, but does not control these entities and is not considered to be the primary beneficiary under FIN 46.  In all the joint ventures, the rights of the minority investor are both protective as well as participating.  These rights preclude the Company from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to the Company.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of tenants as well as capital improvement escrows and funds held by a qualified intermediary pending the completion of a 1031 tax-deferred exchange.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $472, $1,281, $449 and $1,294 for the three and nine months ended September 30, 2003 and 2002, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by estimated selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2003 or December 31, 2002.

Rent Expense

Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheets.

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

The compensation cost, net of minority interest, under SFAS 123 for the stock performance-based plan using the Black-Scholes option-pricing model would have been $282, $987, $491 and $1,552 for the three and nine months ended September 30, 2003 and 2002, respectively.  The Company is in the process of evaluating the impact of the long-term out performance plan (see Note 15) under SFAS 123. Accordingly, no value has been ascribed to the plan in the table below. Had compensation cost for the Company’s grants for stock-based compensation plans been determined consistent with SFAS 123, the Company’s net income and net income per common share for the three and nine months ended September 30, 2003 and 2002 would approximate the pro forma amounts below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available to common shareholders	$19,417	$17,013	$68,874	$47,896
Stock-based compensation expense	(282)	(491)	(987)	(1,552)
Proforma net income available to common shareholders	$19,135	$16,522	$67,887	$46,344
Basic earnings per common share	$0.62	$0.56	$2.22	$1.59
Basic earnings per common share-proforma	$0.61	$0.54	$2.21	$1.54
Diluted earnings per common share	$0.59	$0.54	$2.09	$1.55
Diluted earnings per common share-proforma	$0.58	$0.53	$2.08	$1.50

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

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by the corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive loss.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change in the estimated fair value of the derivative instruments.

Earnings Per Share

The Company presents both basic and diluted earnings per share (“EPS”).  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  This also includes units of limited partnership interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  All collateral securing the mortgage loans receivable is located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with retenanting the space.  Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 3.8% of the Company’s share of annualized rent.  Approximately 19% and 14% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, at September 30, 2003.  Four borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at September 30, 2003.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003 and the Company will need to apply these provisions to any existing variable interests in variable interest entities formed prior to January 31, 2003 by no later than December 31, 2003. The adoption of this pronouncement effective July 1, 2003 had no impact on the Company’s results of operations or cash flows, but resulted in a gross-up of assets and liabilities by $2,543 and $629, respectively.  See Note 7.

On April 30, 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s financial condition, or results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The implementation of SFAS 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

On October 1, 2003, the Company acquired the long-term leasehold interest in 461 Fifth Avenue, Manhattan, for $60,900 , or $305 per square foot.  The leasehold acquisition was funded, in part, with the proceeds from the sale of 1370 Broadway, Manhattan, which closed on July 31, 2003.  As a 1031 tax-free exchange, the transaction enabled the Company to defer gains from the sale of 1370 Broadway and from the sale of 17 Battery Place South, Manhattan, which gain was initially re-invested in 1370 Broadway.  The balance of the acquisition was funded using the Company’s unsecured revolving credit facility.

On March 28, 2003, the Company acquired condominium interests in 125 Broad Street, Manhattan, encompassing approximately 525,000 square feet of office space for approximately $92,000.  The Company assumed the $76,600 first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, the Company issued 51,667 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $1,570.  The balance of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue.  This property is encumbered by a ground lease that the condominium can acquire in the future at a fixed price.  The Company has exercised its option to acquire its portion of the underlying fee interest for $5,900.  This transaction is expected to close the third quarter of during 2004.  The Company agreed that for a period of three years following the acquisition, it would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition.

On February 13, 2003, the Company completed the acquisition of the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265,000.  Prior to the acquisition, the Company held a $53,500 preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, the Company earned a redemption premium totaling $4,380 which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260,600.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which matures in September 2004 and bears interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $11,275.  The remaining $42,200 of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, and borrowings under the Company’s unsecured revolving credit facility, which included the repayment of a $28,500 mezzanine loan on the property.  The Company agreed that for a period of seven years after the acquisition, it would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the nine months ended September 30, 2003 and 2002 as though the 2003 acquisition of 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and the equity investment in 1515 Broadway, Manhattan, (see Note 6) (May 2002) were completed on January 1, 2002 and the related units of limited partnership interest in the Operating Partnership were issued on that date.  There were no wholly-owned property acquisitions during 2002.

	Nine Months Ended September 30,
	2003	2002
Pro forma revenues	$231,265	$215,903
Pro forma net income	$69,789	$53,031
Pro forma earnings per common share-basic	$2.25	$1.76
Pro forma earnings per common share and common share equivalents-diluted	$2.07	$1.69
Pro forma common shares-basic	31,021,000	30,184,000
Pro forma common share and common share equivalents-diluted	38,824,000	38,200,000

4.  Property Dispositions and Assets Held for Sale

On July 31, 2003, the Company sold 1370 Broadway for $57,500, realizing a gain of approximately $4,037.  The net proceeds were reinvested into the acquisition of 461 Fifth Avenue to effectuate a 1031 tax-free exchange.

On May 21, 2003, the Company sold 875 Bridgeport Avenue, Shelton, CT (“Shaws”) for $16,177 and the buyer assumed the existing $14,814 first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

On March 26, 2003, the Company sold 50 West 23rd Street for $66,000 or approximately $198 per square foot.  The Company acquired the building at the time of its initial public offering in August of 1997, at a purchase price of approximately $36,600.  Since that time, the building was upgraded and repositioned enabling the Company to realize a gain of approximately $19,200.  The proceeds of the sale were used to pay off an existing $21,000 first mortgage and substantially all of the balance was reinvested into the acquisitions of 220 East 42nd Street (The News Building) and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

At September 30, 2003 discontinued operations included the results of operations of real estate assets sold or held for sale, namely, 50 West 23rd Street which was sold in March 2003, Shaws which was sold in May 2003 and 1370 Broadway which was sold in July 2003.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Month Ended September 30,
	2003	2002	2003	2002
Revenues
Rental revenue	$505	$3,864	$6,053	$11,153
Escalation and reimbursement revenues	296	547	1,191	1,577
Signage rent and other income	130	17	380	162
Total revenues	931	4,428	7,624	12,892
Operating expenses	185	805	1,341	2,277
Real estate taxes	129	623	1,258	1,770
Interest	—	706	896	2,099
Depreciation and amortization	99	456	721	1,668
Total expenses	413	2,590	4,216	7,814
Operating income from discontinued operations	518	1,838	3,408	5,078
Gain on disposition of discontinued operations	4,019	—	22,846	—
Minority interest in operating partnership	(310)	(123)	(1,812)	(348)
Income from discontinued operations, net of minority interest	$4,227	$1,715	$24,442	$4,730

5.  Structured Finance Investments

During the nine months ended September 30, 2003, the Company originated $104,121 in structured finance and preferred equity investments (net of discount).  There were also $81,807 in repayments and participations during the nine month period.  At September 30, 2003, all loans were performing in accordance with the terms of the loan agreements. All but one of the properties comprising the structured finance investments are located in Manhattan.

As of September 30, 2003 and December 31, 2002, the Company held the following structured finance investments:

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2003 Principal Outstanding	2002 Principal Outstanding	Mandatory Maturity Date
Mezzanine Loan (1)	13.01%	$25,000	$110,000	$24,917	$24,796	April 2004
Mezzanine Loan	11.46%	10,300	30,600	10,300	10,300	June 2006
Mezzanine Loan	12.50%	15,000	178,000	15,000	—	January 2005
Mezzanine Loan	11.43%	10,500	102,000	10,500	—	October 2013
Mezzanine Loan	7.00%	3,500	28,000	3,500	—	July 2021
Junior Participation (2)	—	27,723	67,277	—	27,723	November 2003
Junior Participation	41.28%	500	5,500	500	500	December 2004
Junior Participation (3)	13.33%	15,000	178,000	14,926	14,926	November 2004
Junior Participation	12.51%	11,000	46,500	11,000	—	May 2005
Junior Participation	8.52%	30,000	121,000	30,000	—	September 2005
Junior Participation	10.93%	15,000	167,000	15,000	—	September 2005
Junior Participation	10.00%	4,000	44,000	4,000	—	August 2010
				$139,643	$78,245

(1)                                  On July 20, 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors (“PREI”).  The Company retained a 50% interest in the loan.  The original investment was $50,000.

(2)                                  In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant which is co-terminous with the mortgage loan.  As a result, the Company’s net investment was $5,545.  This financing carried a variable interest rate of 100 basis points over the 30-day LIBOR.  This loan was extended for one year from the initial maturity date.  This loan was redeemed on July 17, 2003 and the related loan was repaid on that date.

(3)                                  On April 12, 2002, this loan, with an original investment of $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.

Preferred Equity Investments

In June 2001, the Company made an $8,000 preferred equity investment.  This investment entitles the Company to receive a preferential 10% yield.  The mandatory redemption date is May 2006, but is subject to extension options. The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.  The balance on this investment was $7,832 at September 30, 2003.  The property is encumbered by $65,000 of senior financing.

In September 2001, the Company made a $53,500 preferred equity investment with an initial redemption date of September 2006.  This variable rate investment had a yield of 12.6% at December 31, 2002.  The Company would also have participated in the appreciation of the property upon sale to a third party above a specified threshold.  The Company also received asset management fees.  The property was encumbered by $186,500 of senior financing.  This investment was redeemed on February 13, 2003 (see Note 3).

In June 2002, the Company made a $6,000 preferred equity investment with a mandatory redemption date of July 2007.  There was a one-year redemption lockout until June 2003.  This variable rate investment had a yield of 13.89% at September 30, 2003.  The balance on this investment was $5,479 at September 30, 2003.  The property is encumbered by $38,000 of senior financing.

On June 25, 2002, the Company made a $10,000 preferred equity investment, with a 10% yield.  On December 16, 2002 this investment was redeemed in full.

In January 2003, the Company made an $8,000 non-amortizing preferred equity investment with a mandatory redemption date of January 2006.  This variable rate investment had a yield of 11.1% at September 30, 2003.  The property is encumbered by $42,000 of senior financing.

In August 2003, the Company made a $7,000 non-amortizing preferred equity investment with a mandatory redemption date of August 2006.  This variable rate investment had a yield of 12.65% at September 30, 2003.  The property is encumbered by $47,500 of senior financing.

6.  Investments in Unconsolidated Joint Ventures

Morgan Stanley Real Estate Fund Joint Ventures

MSSG I

On December 1, 2000, the Company and Morgan Stanley Real Estate Fund (“MSREF”), through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story office building.  In addition to holding a 49.9% ownership interest in the property, the Company acts as the operating member for the joint venture and is responsible for leasing and managing the property.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $133, $257, $64 and $235 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which was to mature on December 1, 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 1, 2002, at which time principal repayments began.  On July 17, 2003, this mortgage was repaid and replaced with a five year $45,000 first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which principal repayments begin.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

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

MSSG III

On May 4, 2000, the Company sold a 65% interest for cash in the property located at 321 West 44th Street, Manhattan to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the joint venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage matures on April 30, 2004 and has an effective interest rate based on LIBOR plus 250 basis points (3.65% at September 30, 2003).  In addition to retaining a 35% economic interest in the property, the Company acting as the operating member for the joint venture, is responsible for redevelopment, construction, leasing and management of the property.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $27, $201, $30 and $193, respectively, for such services.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.  See Note 23.

SITQ Immobilier Joint Ventures

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park Avenue, Manhattan (“One Park”) with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec (“SITQ”).  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage matures on January 10, 2004 and has an interest rate based on LIBOR plus 150 basis points (2.61% at September 30, 2003).  The Company provides management and leasing services for One Park.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $234, $877, $270 and $839, respectively, for such services.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $155, $464, $155 and $463 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the venture the sole option to purchase the ground lease position.  Accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway, Manhattan (“1250 Broadway”) to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss was recorded as a result of this transaction.  The property is a 670,000 square foot office building.  This property is subject to an $85,000 mortgage.  The interest only mortgage matures on October 21, 2004 and has a one year renewal option.  The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The interest rate based on LIBOR plus 250 basis points was 6.53% at September 30, 2003.  The Company provides management and leasing services for 1250 Broadway.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $247, $688, $142 and $485, respectively, for such services.  During each of the three and nine months ended September 30, 2003 and 2002, the Company earned $225, $675, $225 and $675, respectively, in asset management fees.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, Manhattan (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office building located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $405, $1,097, $343 and $441, respectively, for such services.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $245, $654, $195 and $319 in asset management fees, respectively.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.57% at September 30, 2003), matures in June 2004.  The mortgage has five one-year extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.62% at September 30, 2003), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.62% at September 30, 2003), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.  The blended weighted average interest rate was 3.92% for the quarter ended September 30, 2003.

One tenant, whose leases end between 2008 and 2013, accounts for approximately 89.6% of the Company’s share of this joint venture’s annualized rent at September 30, 2003.

Prudential Real Estate Investors Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a 10-year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During the three and nine months ended September 30, 2003 and 2002, the Company earned $130, $388, $156 and $486, respectively, for such services.

The condensed combined balance sheets for the unconsolidated joint ventures at September 30, 2003 and December 31, 2002, are as follows:

	September 30, 2003	December 31, 2002

Assets
Commercial real estate property	$1,075,128	$1,088,083
Other assets	113,277	101,664
Total assets	$1,188,405	$1,189,747

	2003	2002
Liabilities and members’ equity
Mortgage payable	$755,196	$742,623
Other liabilities	30,877	33,118
Members’ equity	402,332	414,006
Total liabilities and members’ equity	$1,188,405	$1,189,747
Company’s net investment in unconsolidated joint ventures	$205,821	$214,644

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenues	$44,765	$45,935	$132,566	$110,056
Operating expenses	13,119	12,254	37,520	28,385
Real estate taxes	8,760	6,835	25,132	16,595
Interest	8,964	9,058	25,881	22,987
Depreciation and amortization	7,676	7,006	22,447	17,064
Total expenses	38,519	35,153	110,980	85,031
Net income before gain on sale	$6,246	$10,782	$21,586	$25,025
Company’s equity in net income of unconsolidated joint ventures	$3,036	$5,784	$10,863	$13,113

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through an unconsolidated company, the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, the Company accounted for its investment in the Service Corporation on the equity basis of accounting because it had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and the Company is the primary beneficiary.  Therefore, effective July 1, 2003, the Company consolidated the operations of the Service Corporation.  For the quarter ended September 30, 2003, the Service Corporation earned $1,400 of revenue and incurred $1,500 in expenses.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of the Company’s investment as of September 30, 2003 was $4,100.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at September 30, 2003 and December 31, 2002, respectively, consisted of the following:

	September 30, 2003	December 31, 2002
Deferred financing	$20,380	$16,180
Deferred leasing	48,161	44,881
	68,541	61,061
Less accumulated amortization	(31,572)	(25,550)
	$36,969	$35,511

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2003 and December 31, 2002, respectively, are as follows:

Property	Maturity Date	Interest Rate	September 30, 2003	December 31, 2002
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,583	$13,726
70 West 36th Street (1)	5/1/09	7.90%	11,836	11,961
711 Third Avenue (1)	9/10/05	8.13%	48,144	48,446
420 Lexington Avenue (1)	11/1/10	8.44%	121,761	123,107
317 Madison Avenue (1) (2)	8/20/04	LIBOR + 1.80%	—	65,000
555 West 57th Street (3)	11/4/04	LIBOR + 2.00%	67,748	68,254
673 First Avenue (1)	2/11/13	5.67%	35,000	—
125 Broad Street (4)	10/11/07	8.29%	76,354	—
50 West 23rd Street (5)	8/1/07	7.33%	—	20,901
875 Bridgeport Ave., Shelton, CT (6)	5/10/25	8.32%	—	14,831
Total fixed rate debt			374,426	366,226
220 East 42nd Street	9/4/04	LIBOR + 1.764%	158,000	—
Total floating rate debt			158,000	—
Total mortgage notes payable (7)			$532,426	$366,226

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

(3)                                  The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at September 30, 2003 since LIBOR was 1.12% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.

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

(7)                                  Excludes $22,178 loan obtained to fund a structured finance transaction.  This loan was repaid on July 17, 2003. (see Note 5(2)).

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, unsecured term loan and the Company’s share of joint venture debt as of September 30, 2003, excluding extension options, are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$976	$—	$14,000	$—	$14,976	$126
2004	3,958	225,015	—	—	228,973	321,881
2005	4,158	47,247	—	—	51,405	927
2006	4,222	—	81,000	—	85,222	991
2007	4,344	73,341	—	—	77,685	1,060
Thereafter	12,950	156,215	—	165,000	334,165	77,650
	$30,608	$501,818	$95,000	$165,000	$792,426	$402,635

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $96,051 from Lehman Brothers Holdings, Inc. (“LBHI”) at December 31, 2002.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2004.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at September 30, 2003. Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by the Company in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by the Company, the finance costs are deferred and amortized over the term of the new related mortgage. The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  On February 7, 2003, the Company used $35,000 of these mortgage tax credit loans as part of the refinancing of 673 First Avenue.  An equivalent amount of the loan was repaid.  Also on February 7, 2003, the Company transferred $50,335 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $276 from the sale.  In July 2003, the Company sold $48,000 of mortgage tax credits and in August 2003, $17,000 to third parties and realized a gain of $1,423 from the sales.  As of September 30, 2003, the LBHI facility had an available balance of $10,716 and a total capacity of $200,000.

10.  Revolving Credit Facilities

Unsecured Revolving Credit Facility

On March 17, 2003, the Company renewed its $300,000 unsecured revolving credit facility (the “Unsecured Revolving Credit Facility”) from a group of 13 banks.  The Company has a one-time option to increase the capacity under the Unsecured Revolving Credit Facility to $375,000 at any time prior to the maturity date.  The Unsecured Revolving Credit Facility has a term of three years with a one-year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The Unsecured Revolving Credit Facility also requires a 15 to 25 basis point fee on the unused balance payable quarterly in arrears. At September 30, 2003, $81,000 was outstanding and carried an effective quarterly weighted average interest rate of 2.56%.  Availability under the Unsecured Revolving Credit Facility at September 30, 2003 was further reduced by the issuance of letters of credit in the amount of $11,500 for acquisition deposits.  The Unsecured Revolving Credit Facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

On December 20, 2001, the Company obtained a $75,000 secured revolving credit facility (the “Secured Revolving Credit Facility”).  The Secured Revolving Credit Facility has a term of two years with a one-year extension option.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured finance investments.  At September 30, 2003, $14,000 was outstanding and carried an effective quarterly weighted average interest rate of 2.67%.  The Secured Revolving Credit Facility includes certain restrictions and covenants which are similar to those under the Unsecured Revolving Credit Facility (see restrictive covenants below).

Unsecured Term Loan

On December 5, 2002, the Company obtained a $150,000 unsecured term loan and drew down $100,000 at that time.  This unsecured term loan has a term of five years.  It bears interest at the rate of 150 basis points over LIBOR.  This unsecured term loan was used to pay down our secured and unsecured revolving credit facilities.  The Company entered into two swap agreements to fix its exposure to the LIBOR rate on this loan. The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended rate of 5.06%.  On June 5, 2003, the Company increased the capacity under the unsecured term loan to $200,000 and extended the ultimate maturity to June 5, 2008. On July 31, 2003, the Company drew down $65,000 to repay the mortgage on 317 Madison Avenue.  The LIBOR rate on the $65,000 was fixed at 4.01% through October 2005.  The effective quarterly weighted average interest rate on the $165,000 unsecured term loan was 3.14% at September 30, 2003.  See Note 23.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loan have an estimated fair value based on discounted cash flow models of approximately $562,260, which exceeds the book value by $22,834.  Structured finance investments are carried at amounts which reasonably approximate their fair value as determined by the Company.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2003.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from October 1, 2003 to 2020.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2003 for the wholly-owned properties and the Company’s share of joint venture properties are as follows:

	Wholly-Owned Properties	Joint Venture Properties
2003	$57,252	$18,040
2004	226,455	71,674
2005	214,411	68,819
2006	201,612	66,594
2007	185,522	62,579
Thereafter	782,478	167,929
	$1,733,445	$455,635

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $1,059, $2,726, $818 and $2,372 for the three and nine months ended September 30, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street, Manhattan, pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $298.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $949, $2,604, $876 and $2,651 for the three and nine months ended September 30, 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by the Company. Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $36, $86, $29 and $46 for the three and nine months ended September 30, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee of $10 per month the Company pays to her pursuant to a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $55, $180, $58 and $187 for the three and nine months ended September 30, 2003 and 2002, respectively.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001 and $35,000 of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by the Company to Sonnenblick for such services was approximately $319 in 2001 and $175 in 2003.  In 2003, the Company also paid $623 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue and $225 in connection with the refinancing of 180 Madison Avenue.

Investments

The ownership interests in NJMA Centennial, an entity in which the Company held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4,500 to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial’s Operating Agreement, the Company had no authority with respect to the sale.  Marc Holliday, one of the Company’s executive officers, invested $225 in a non-managing membership interest in the entity acquiring the property.  The Company’s Board of Directors determined that this was not an appropriate investment opportunity for the Company and approved the investment by the executive officer prior to the transaction occurring.

Amounts due (to) from related parties at September 30, 2003 and December 31, 2002 consisted of the following:

	September 30, 2003	December 31, 2002
17 Battery Condominium Association	$684	$(203)
110 Condominium Association	—	233
Morgan Stanley Real Estate Funds	217	531
100 Park	—	347
One Park Realty Corp.	31	31
JV-CMBS	—	559
Officers and employees	1,757	1,534
Service Corp.	1,722	—
Other	2,657	1,836
Related party receivables	$7,068	$4,868

On January 17, 2001, Mr. Marc Holliday, the Company’s President, received a non-recourse loan from the Company in the principal amount of $1,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from the Company in the principal amount of $300, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with the Company in order to modify the repayment terms of the $300 loan.  Pursuant to the agreement, $100 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by the Company through each of such date.  The balance outstanding on this loan was $250 on September 30, 2003.  In addition, the $300 loan shall be forgiven if and when the $1,000 loan that Mr. Holliday received pursuant to his amended and restated employment and noncompetition agreement is forgiven.

14. Preferred Stock

The Company’s 4,600,000 8% Preferred Income Equity Redeemable Shares (“PIERS”) were non-voting and were convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $24.475 per share.  The conversion of all PIERS would have resulted in the issuance of 4,698,900 of the Company’s common stock which had been reserved for issuance.  The PIERS received annual dividends of $2.00 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.  On or after July 15, 2003, the PIERS could be redeemed into common stock at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share.  The Company could pay the redemption price out of the sale proceeds of other shares of stock of the Company.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs were being accreted over the expected term of the PIERS using the interest method.  The PIERS were converted into 4,698,880 shares of common stock on September 30, 2003.  No charge was recorded to earnings as the conversion was not a redemption or an induced conversion to common stock.

15. Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $0.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2003, 35,876,112 shares of common stock and no shares of excess stock or preferred stock were issued and outstanding.

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

As of September 30, 2003, 606 shares were issued and $20.2 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of the Company’s Board of Directors, the Board ratified a long-term, seven-year compensation program for senior management.  The program, which measures the Company’s performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of the Company’s common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from the Company’s Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  The total return will be calculated as of each quarter end.  If the total return exceeds the baseline, the award will be valued based on various factors such as time elapsed since commencement, excess over baseline, and vesting schedule, and compensation expense recorded.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at twenty percent per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at one percent per year of common stock outstanding) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $653 was recorded during the three and nine months ended September 30, 2003.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan (the “Stock Option Plan”).  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At September 30, 2003, approximately 5,165,376 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options outstanding as of September 30, 2003 and changes during the nine months then ended is presented below:

	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,278,663	$25.49
Granted	25,000	$33.45
Exercised	(313,099)	$21.95
Lapsed or cancelled	(5,000)	$21.19
Balance at end of quarter	2,985,564	$25.91

Options exercisable at end of quarter	1,232,635	$23.33

All options were granted within a price range of $18.44 to $34.99.  The remaining weighted average contractual life of the options was 7.34 years.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator (Income)
Basic Earnings: Income available to common shareholders	$19,417	$17,013	$68,874	$47,896
Effect of Dilutive Securities:
Redemption of units to common shares	1,309	1,224	5,016	3,533
Preferred Stock (if converted to common stock)	2,224	2,423	7,087	—
Stock options	—	—	—	—
Diluted Earnings: Income available to common shareholders	$22,950	$20,660	$80,977	$51,429

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Denominator (Shares)
Basic Shares: Shares available to common shareholders	31,269	30,357	31,021	30,185
Effect of Dilutive Securities:
Redemption of units to common shares	2,306	2,180	2,304	2,224
Preferred Stock (if converted to common stock)	4,607	4,699	4,668	—
Outperformance program	178	—	60	—
Stock options	826	575	695	665
Diluted Shares	39,186	37,811	38,748	33,074

The PIERS outstanding in 2003 and 2002 were not included in the nine months ended September 30, 2002 computation of earnings per share as they were anti-dilutive during that period.

16.  Minority Interest

On February 13, 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

On March 28, 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

The unit holders represent the minority interest ownership in the Operating Partnership.  As of September 30, 2003 and 2002, the minority interest unit holders owned 6.0% (2,306,447 units) and 6.7% (2,166,440 units) of the Operating Partnership, respectively.  At September 30, 2003, 2,306,447 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $845, $2,427, $697 and $2,087 during the three and nine months ended September 30, 2003 and 2002, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

The property located at 125 Broad Street, Manhattan, operates under a ground lease ($426 annually) with a term expiration date of December 31, 2067 and with an option to renew for an additional five years and six months.  The Company can acquire the ground lease at specified times in the future at a fixed price.  The Company has exercised its option to acquire its portion of the underlying fee interest for $5,900.  This transaction is expected to close during the third quarter of 2004.

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

The Company continues to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,783 and $3,579 at September 30, 2003 and December 31, 2002, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2003.

	Capital Leases	Noncancellable Operating Leases
2003	$400	$3,102
2004	1,290	12,408
2005	1,290	12,408
2006	1,322	12,408
2007	1,416	12,408
Thereafter	56,406	322,691
Total minimum lease payments	62,124	$375,425
Less amount representing interest	(46,034)
Present value of net minimum lease payments	$16,090

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

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at September 30, 2003.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Collar	$70,000	6.580%	2/1999	11/2004	$(3,588)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(2,939)
Interest Rate Swap	$100,000	1.637%	12/2002	12/2003	(111)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(4,478)
Interest Rate Swap	$100,000	3.869%	10/2003	10/2013	3,970
Interest Rate Swap	$46,000	3.888%	10/2003	10/2013	1,756

On September 30, 2003, the derivative instruments were reported as an obligation at their fair value of $5,390.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $5,382.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $7,718 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next twelve months.

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

The Company’s real estate portfolio is located in the geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on the Company’s structured finance investments.

Selected results of operations for the three and nine months ended September 30, 2003 and 2002, and selected asset information as of September 30, 2003 and December 31, 2002, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenue
Three months ended:
September 30, 2003	$77,465	$3,859	$81,324
September 30, 2002	54,972	5,831	60,803

Nine months ended:
September 30, 2003	$210,126	$12,225	$222,351
September 30, 2002	159,076	17,225	176,301

Income from continuing operations before minority interest
Three months ended:
September 30, 2003	$15,346	$3,040	$18,386
September 30, 2002	14,628	4,194	18,822

Nine months ended:
September 30, 2003	$45,766	$8,890	$54,656
September 30, 2002	41,040	12,579	53,619

Total assets
September 30, 2003	$1,597,193	$167,954	$1,765,147
December 31, 2002	1,327,530	145,640	1,473,170

Income from continuing operations before minority interest represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($2,994, $8,984, $3,160 and $9,719 for the three and nine months ended September 30, 2003 and 2002, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income from continuing operations before minority interest	$18,386	$18,822	$54,656	$53,619
Minority interest in operating partnership attributable to continuing operations	(999)	(1,101)	(3,201)	(3,185)
Minority interest in partially-owned entities	27	—	64	—
Income from continuing operations	17,414	17,721	51,519	50,434
Income from discontinued operations, net of minority interest	4,227	1,715	24,442	4,730
Net income	21,641	19,436	75,961	55,164
Preferred stock dividends	(2,093)	(2,300)	(6,693)	(6,900)
Preferred stock accretion	(131)	(123)	(394)	(368)
Net income available to common shareholders	$19,417	$17,013	$68,874	$47,896

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	2003	2002
Issuance of common stock as deferred compensation	$4,278	$—
Derivative instruments at fair value	5,358	(1,798)
Issuance of units of limited partnership interest in connection with acquisition	12,845	—
Assumption of mortgage notes payable upon acquisition of real estate	234,641	—
Fair value of above and below market leases (SFAS No. 141) in connection with acquisition	(2,328)	—
Fair value of debt assumed (SFAS No. 141) in connection with acquisition	3,232	—
Redemption premium purchase price adjustment	4,380	—
Assignment of mortgage note payable upon sale of real estate	14,814	—
Conversion of preferred equity investment	53,500
Conversion of preferred stock	112,112	—

23.  Subsequent Events

The MSSG III joint venture comprised of the Company and  MSREF entered into an agreement to sell 321 West 44th Street to Thor Equities LLC.  The sale price is $35,000, or approximately $172 per square foot.  321 West 44th Street is a 10 story office building located mid-block between Eighth and Ninth Avenues on 44th Street.  The Company purchased 321 West 44th in March 1998 for $17,000.  In May 2000 the Company contributed the property into the joint venture with MSREF and retained a 35% ownership interest.  This transaction is expected to close in the fourth quarter of 2003.

In October 2003, the Company entered into a $35,000 five-year forward serial swap in connection with the anticipated final December 2003 draw from the unsecured term loan.  The forward swap is stepped with a one-year rate of 2.95% that will increase to 5.61% in December 2004 for a blended rate of 4.99% through the unsecured term loan’s maturity date of June 2008.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

SL Green Realty Corp., or  the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing elsewhere in this report and the financial statements included in our annual report on Form 10-K.

As of September 30, 2003, we owned 19 commercial properties encompassing approximately 7.97 million rentable square feet located primarily in midtown Manhattan, a borough of New York City.  We refer to these properties as our wholly-owned properties.  As of September 30, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 97.3%.  Our portfolio also includes ownership interests in unconsolidated joint ventures which own six commercial properties in Manhattan, encompassing approximately 4.64 million rentable square feet.  These properties had a weighted average occupancy of 92.6% as of September 30, 2003.  In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our real estate properties or structured finance investments were impaired at September 30, 2003 and December 31, 2002.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2003 or December 31, 2002.

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

Results of Operations

The following comparison for the three and nine months ended September 30, 2003, or 2003, to the three and nine months ended September 30, 2002, or 2002, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2002 and at September 30, 2003 and total 17 of our 19 wholly-owned properties, representing approximately 80% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Rental Revenues (in millions)

	2003	2002	$ Change	% Change
Rental revenue	$59.9	$45.2	$14.7	32.5%
Escalation and reimbursement revenue	13.4	8.4	5.0	59.5%
Signage revenue	—	0.2	(0.2)	(100.0)%
Total	$73.3	$53.8	$19.5	36.3%

Same-Store Properties	$57.6	$52.9	$4.7	8.9%
2003 Acquisitions	14.6	—	14.6	—
Other	1.1	0.9	0.2	22.2%
Total	$73.3	$53.8	$19.5	36.3%

Rental revenue in the Same-Store Properties increased due to an increase in occupancy from 96.7% in 2002 to 97.5% in 2003 and because new cash rents on previously occupied space by new tenants at Same-Store Properties was 8.9% higher than the previously fully escalated rent (i.e., the highest rent paid on the same space by the old tenant).

At September 30, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 2.0% higher than then existing in-place fully escalated rents.  Approximately 4.4% of the space leased at wholly-owned properties expires during the remainder of 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($3.6 million) and the 2003 Acquisitions ($1.9 million).  The increase in recoveries at the Same-Store Properties was due to real estate tax recoveries ($2.4 million), operating expense recoveries ($0.6 million) and electric recoveries ($0.5 million).  For the quarter, we recovered approximately 90% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)

	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$3.0	$5.8	$(2.8)	(48.3)%
Investment and preferred equity income	3.9	5.8	(1.9)	(32.8)%
Other	4.1	1.1	3.0	272.7%
Total	$11.0	$12.7	$(1.7)	(13.4)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower contributions from our joint ventures in 2003 compared to 2002.  Occupancy at our venture properties decreased from 97.5% in 2002 to 92.6% in 2003.  At September 30, 2003, we estimated that current market rents at our joint venture properties were approximately 9.6% higher than then existing in-place fully escalated rents.  Approximately 1.9% of the space leased at our joint venture properties expires during the remainder of 2003.

The decrease in investment income primarily represents interest income from structured finance transactions ($1.9 million) primarily due to lower weighted average loan balances outstanding as a result of the redemption of the preferred equity investment in 220 East 42nd Street.  The weighted average investment balance outstanding and yield were $128.0 million and 11.27%, respectively, for 2003 compared to $194.7 million and 12.45%, respectively, for 2002.

The increase in other income was primarily due to lease buyout income ($0.3 million) and gains from the sale of non-real estate assets ($1.4 million).  The balance represents fee income earned by the service corporation ($1.3 million), which was accounted for under the equity method prior to July 1, 2003.

Property Operating Expenses (in millions)

	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$16.4	$10.3	$6.1	59.2%
Electric costs	7.1	5.3	1.8	34.0%
Real estate taxes	11.8	7.4	4.4	59.5%
Ground rent	3.4	3.2	0.2	6.3%
Total	$38.7	$26.2	$12.5	47.7%

Same-Store Properties	$29.2	$25.3	$3.9	15.4%
2003 Acquisitions	7.3	—	7.3	—
Other	2.2	0.9	1.3	144.4%
Total	$38.7	$26.2	$12.5	47.7%

Same-Store Properties operating expenses, excluding real estate taxes ($2.1), increased approximately $1.8 million.  There were increases in insurance premiums from policy renewals ($0.9 million), advertising, professional and management costs ($0.2 million), repairs, maintenance and security expenses ($0.4 million) and utility costs ($0.2 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the number of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.1 million) due to higher assessed property values and increased tax rates and the 2003 Acquisitions ($2.3 million).

Other Expenses (in millions)

	2003	2002	$ Change	% Change
Interest expense	$11.6	$9.1	$2.5	27.5%
Depreciation and amortization expense	12.7	9.4	3.3	35.1%
Marketing, general and administrative expense	2.9	3.2	(0.3)	(9.4)%
Total	$27.2	$21.7	$5.5	25.4%

The increase in interest expense was primarily attributable to costs associated with new investment activity ($3.8 million) and the funding of ongoing capital projects and working capital requirements ($0.2 million).  This was partially offset by reduced interest costs due to dispositions ($1.3 million) and floating rate debt ($0.1 million), due to the weighted average interest rate decreasing from 6.15% at September 30, 2002 to 5.87% at September 30, 2003.  As a result, the weighted average debt balance increased from $588.9 million as of September 30, 2002 to $757.6 million as of September 30, 2003.

Marketing, general and administrative expense was relatively stable in both periods.  We have reduced our marketing, general and administrative costs to 3.7% of total revenues in 2003 compared to 5.2% in 2002.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Rental Revenues (in millions)

	2003	2002	$ Change	% Change
Rental revenue	$170.7	$134.1	$36.6	27.3%
Escalation and reimbursement revenue	31.6	20.8	10.8	51.9%
Signage revenue	0.8	0.9	(0.1)	(11.1)%
Total	$203.1	$155.8	$47.3	30.4%

Same-Store Properties	$167.0	$155.0	$12.0	7.7%
2003 Acquisitions	33.6	—	33.6	—
Other	2.5	0.8	1.7	212.5%
Total	$203.1	$155.8	$47.3	30.4%

 Rental revenue in the Same-Store Properties increased due to an increase in occupancy from 96.7% in 2002 to 97.5% in 2003 and because the new cash rents on previously occupied space by new tenants at Same-Store Properties was 2.7% higher than the previously fully escalated rent (i.e., the highest rent paid on the same space by the old tenant).

At September 30, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 2.0% higher than then existing in-place fully escalated rents.  Approximately 4.4% of the space leased at wholly-owned properties expires during the remainder of 2003.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2003.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($7.3 million) and the 2003 Acquisitions ($3.9 million).  The increase in recoveries at the Same-Store Properties was due to real estate tax recoveries ($4.9 million), operating expense recoveries ($1.2 million) and electric recoveries ($1.1 million).  On an annualized basis, we recovered approximately 93% of our electric costs at our Same-Store Properties.

Investment and Other Income (in millions)

	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.9	$13.1	$(2.2)	(16.8)%
Investment and preferred equity income	12.2	17.2	(5.0)	(29.1)%
Other	7.0	3.3	3.7	112.1%
Total	$30.1	$33.6	$(3.5)	(10.4)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower contributions from our joint venture properties in 2003 compared to 2002.  Occupancy at our joint venture properties decreased from 97.5% in 2002 to 92.6% in 2003.  At September 30, 2003, we estimated that current market rents at our joint venture properties were approximately 9.6% higher than then existing in-place fully escalated rents.  Approximately 1.9% of the space leased at our joint venture properties expires during the remainder of 2003.

The decrease in investment income primarily represents lower interest income from structured finance transactions ($4.8 million) primarily due to lower weighted average investment balances outstanding.  The weighted average loan balance outstanding and yield were $124.4 million and 11.77%, respectively, for 2003 compared to $186.9 million and 12.6%, respectively, for 2002.  In addition, there was a decrease in interest income from cash on hand ($0.1 million).

The increase in other income was primarily due to asset management fees earned from our joint ventures ($0.3 million), lease buyout income ($0.5 million) and gains from the sale of non-real estate assets ($1.7 million).  The balance represents fee income earned by the service corporation ($1.3 million) which was accounted for under the equity method prior to July 1, 2003.

Property Operating Expenses (in millions)

	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$44.1	$29.7	$14.4	48.5%
Electric costs	15.4	12.3	3.1	25.2%
Real estate taxes	32.4	20.9	11.5	55.0%
Ground rent	9.8	9.5	0.3	3.2%
Total	$101.7	$72.4	$29.3	40.5%

Same-Store Properties	$82.1	$70.2	$11.9	17.0%
2003 Acquisitions	16.0	—	16.0	—
Other	3.6	2.2	1.4	63.6%
Total	$101.7	$72.4	$29.3	40.5%

Same-Store Properties operating expenses, excluding real estate taxes ($6.2 million), increased approximately $5.7 million.  There were increases in insurance ($2.4 million), advertising, professional and management costs ($1.1 million), repairs, maintenance and security expenses ($0.5 million) and utility costs ($1.4 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the number of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($6.2 million) due to higher assessed property values and increased tax rates and the 2003 Acquisitions ($5.3 million).

Other Expenses (in millions)

	2003	2002	$ Change	% Change
Interest expense	$32.8	$26.3	$6.5	24.7%
Depreciation and amortization expense	34.8	27.6	7.2	26.1%
Marketing, general and administrative expense	9.0	9.7	(0.7)	(7.2)%
Total	$76.7	$63.6	$13.0	20.4%

The increase in interest expense was primarily attributable to costs associated with new investment activity ($9.6 million) and the funding of ongoing capital projects and working capital requirements ($1.6 million).  This was partially offset by reduced interest costs due to dispositions ($3.9 million) and floating rate debt ($0.4 million), due to the weighted average interest rate decreasing from 6.15% at September 30, 2002 to 5.87% at September 30, 2003.  As a result, the weighted average debt balance increased from $588.9 million as of September 30, 2002 to $757.6 million as of September 30, 2003.

Marketing, general and administrative expense was relatively stable in both periods.  We have reduced our marketing, general and administrative costs to 4.0% of total revenues in 2003 compared to 5.5% in 2002.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured revolving credit facilities and term loan; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or our Operating Partnership (including issuances of units of limited partnership interest in our Operating Partnership); and (5) net proceeds from divestitures of properties.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured revolving credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

Net cash provided by operating activities decreased $14.2 million to $66.1 million for the nine months ended September 30, 2003 compared to $80.3 million for the nine months ended September 30, 2002.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the properties sold in 2003.

Net cash used in investing activities decreased $59.1 million to $41.5 million for the nine months ended September 30, 2003 compared to $100.6 million for the nine months ended September 30, 2002.  The decrease was due primarily to the purchase of 1515 Broadway in 2002 of which our share of the investment was approximately $93.8 million.  This was offset by the receipt of proceeds from the sale of 50 West 23rd Street and 1370 Broadway ($119.1 million).  A substantial portion of these proceeds were held in a restricted account pending the acquisition of 461 Fifth Avenue ($56.6 million).  In addition, there was an increase in acquisitions and capital improvements in 2003 ($16.5 million and $23.4 million, respectively) as compared to 2002 (none and $18.0 million, respectively).  This relates primarily to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street.  In addition, there were net originations of structured finance investments ($69.3 million).

Net cash used in financing activities increased $89.0 million to $68.4 million for the nine months ended September 30, 2003 compared to ($20.6) million for the nine months ended September 30, 2002.  The increase was primarily due to new mortgage financings and draws under our credit facilities ($154.3 million) being less than repayments ($237.5 million).

Capitalization

As of September 30, 2003, we had 35,876,112 shares of common stock, 2,306,447 units of limited partnership interest in our Operating Partnership and no shares of preferred stock outstanding.

We currently have the ability to issue up to an aggregate amount of $251 million of our common and preferred stock under our existing effective shelf registration statement.  This amount can be increased to approximately $300 million under securities regulations.

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

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001. We registered 3,000,000 shares of common stock under the DRIP.

As of September 30, 2003, we had issued 606 shares of our common stock and received approximately $20,200 of proceeds from dividend reinvestments and/or stock purchases under the DRIP.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our board of directors, our board ratified a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  The total return will be calculated as of each quarter end. If the total return exceeds the baseline, the award will be valued based on various factors such as time elapsed since commencement, excess over baseline, and vesting schedule, and compensation expense recorded.  Forty percent of the award will be amortized over four years and the balance will be amortized at twenty percent per year over five, six and seven years, respectively.  The total value of the award (capped at one percent per year of common stock outstanding) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $653,000 was recorded during the three and nine months ended September 30, 2003.

Market Capitalization

At September 30, 2003, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and unsecured term loan (excluding our share of joint venture debt of $402.6 million) represented 36.5% of our consolidated market capitalization of $2.2 billion (based on a common stock price of $36.11 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2003).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage, secured and unsecured revolving credit facilities and unsecured term loan outstanding at September 30, 2003 and December 31, 2002, respectively (in thousands).

	September 30, 2003	December 31, 2002
Debt Summary:
Balance
Fixed rate	$306,678	$232,972
Variable rate – hedged	232,748	233,254
Total fixed rate	539,426	466,226
Variable rate	239,000	74,000
Variable rate–supporting variable rate assets	14,000	22,178
Total variable rate	253,000	96,178
Total	$792,426	$562,404

Percent of Total Debt:
Total fixed rate	68.07%	82.90%
Variable rate	31.93%	17.10%
Total	100.00%	100.00%

Effective Interest Rate For The Quarter:
Fixed rate	6.52%	6.77%
Variable rate	2.76%	3.00%
Effective interest rate	5.87%	6.13%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.12% at September 30, 2003).  Our debt on our wholly-owned properties at September 30, 2003 had a weighted average term to maturity of approximately 3.6 years.

As of September 30, 2003, we had five variable rate structured finance investments collateralizing the secured revolving credit facility.  These structured finance investments, totaling $63.5 million, partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of September 30, 2003, our total mortgage debt (excluding our share of joint venture debt of approximately $402.6 million) consisted of approximately $374.4 million of fixed rate debt with an effective weighted average interest rate of approximately 8.01% and $158.0 million of unhedged variable rate debt with an effective weighted average interest rate of approximately 2.87%.

Revolving Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At September 30, 2003, $81.0 million was outstanding under this unsecured revolving credit facility and carried an effective quarterly weighted average interest rate of 2.56%. Availability under this unsecured revolving credit facility at September 30, 2003 was further reduced by the issuance of letters of credit in the amount of $11.5 million for acquisition deposits.

Secured Revolving Credit Facility

We also have a $75.0 million secured revolving credit facility, which matures in December 2003.  This secured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  We are in the process of extending this facility for one year.  This secured revolving credit facility is secured by various structured finance investments.  At September 30, 2003, $14.0 million was outstanding under this secured revolving credit facility and carried an effective quarterly weighted average interest rate of 2.67%.

Unsecured Term Loan

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  This new unsecured term loan matures on December 5, 2007.  We immediately borrowed $100.0 million under this unsecured term loan to repay approximately $100.0 million of the outstanding balance under our unsecured revolving credit facility.  Effective June 5, 2003, the unsecured term loan was upsized to $200.0 million and the term was extended by six months to June 2008.  As of September 30, 2003, we had $165.0 million outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on $100.0 of the unsecured term loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended all-in rate of 5.06%.  On July 31, 2003, we drew down $65.0 million to repay the mortgage on 317 Madison Avenue.  The LIBOR rate on the $65.0 million was fixed at 4.01% through October 2005.  The effective quarterly interest rate on the unsecured term loan was 3.14% at September 30, 2003.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate debt arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2003 would increase our annual interest cost by approximately $2.7 million and would increase our share of joint venture annual interest cost by approximately $1.6 million, respectively.

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

Approximately $539.4 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2003 ranged from LIBOR plus 145 basis points to LIBOR plus 450 basis points.

Summary of Indebtedness

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan and our share of joint venture debt, excluding extension options, as of September 30, 2003 are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2003	$976	$—	$14,000	$—	$14,976	$126
2004	3,958	225,015	—	—	228,973	321,881
2005	4,158	47,247	—	—	51,405	927
2006	4,222	—	81,000	—	85,222	991
2007	4,344	73,341	—	—	77,685	1,060
Thereafter	12,950	156,215	—	165,000	334,165	77,650
	$30,608	$501,818	$95,000	$165,000	$792,426	$402,635

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are discussed in Note 5, “Structured Finance Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.  Additional information about the debt of our unconsolidated joint ventures is included in “Summary of Indebtedness” above.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P. provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our Chairman of the Board and Chief Executive Officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.1 million, $2.7 million, $0.8 million and $2.4 million for the three and nine months ended September 30, 2003 and 2002, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2005 and provides for annual rental payments of approximately $298,000.

Security Services

Classic Security LLC provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.9 million, $2.6 million, $0.9 million, and $2.7 million for the three and nine months ended September 2003 and 2002, respectively.

Messenger Services

Bright Star Couriers LLC provides messenger services with respect to certain properties owned by us. Bright Star Couriers is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $36,000, $86,000, $29,000 and $46,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

Leases

Nancy Peck and Company leases 2,013 feet of space at 420 Lexington Avenue pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $63,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, we pay to her pursuant to a consulting agreement which is cancelable upon 30-days notice.

Management Indebtedness

On January 17, 2001, Mr. Marc Holliday, our President, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan was $250,000 on September 30, 2003.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and noncompetition agreement is forgiven.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $55,000, $180,000 and $58,000, $187,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001 and $35,000 of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by us to Sonnenblick for such services was approximately $319,000 in 2001 and $175,000 in 2003.  In 2003, we also paid $623,000 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue and $225,000 in connection with the refinancing of 180 Madison Avenue.

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

Other

Insurance

The real estate industry witnessed a sharp rise in property insurance costs after the terrorist attacks on September 11, 2001.  Recently, there has been some abatement in these costs, primarily as a result of Federal legislation that required insurance companies to provide terrorism coverage while providing a financial backstop in the event of a terrorist attack.  We recently renewed our insurance policy at a modestly reduced cost.  We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2004.  1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $300 million in terrorism coverage.  This policy will expire in May 2004.  While we believe our insurance coverage is adequate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2004.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases and our secured and unsecured revolving credit facilities and unsecured term loan, contain customary covenants requiring us to maintain insurance.  There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions.  In addition, if lenders insist on full coverage for these risks, it would adversely affect our ability to finance and/or refinance our properties and to expand our portfolio.

Capital Expenditures

We estimate that for the three months ending December 31, 2003, we will incur approximately $13.7 million of capital expenditures (including tenant improvements and leasing commissions) on our current wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $7.4 million.  Of those total capital expenditures, approximately $3.7 million for wholly-owned properties and $2.1 million of our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.86 per share, we would pay approximately $66.8 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured revolving credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Funds from Operations

The revised White Paper on Funds from Operations, or  FFO, approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REIT’s that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Funds from Operations for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income before minority interest, discontinued operations and preferred stock dividends	$18,386	$18,822	$54,656	$53,619
Add:
Depreciation and amortization	12,682	9,421	34,844	27,560
FFO from discontinued operations	617	2,293	4,134	6,724
FFO adjustment for unconsolidated joint ventures	3,477	3,072	10,302	7,666
Less:
Dividends on preferred shares	(2,093)	(2,300)	(6,693)	(6,900)
Amortization of deferred financing costs and depreciation of non-rental real estate assets	(1,237)	(1,046)	(3,608)	(3,079)
Funds From Operations – basic	31,842	30,262	43,635	85,590
Dividends on preferred shares	2,093	2,300	6,693	6,900
Funds From Operations – diluted	$33,925	$32,562	$100,328	$92,490
Cash flows provided by operating activities	$21,231	$32,608	$66,105	$80,315
Cash flows provided by (used in) investing activities	$(34,936)	$2,123	$(41,519)	$(100,616)
Cash flows provided by (used in) financing activities	$11,066	$(41,767)	$(68,435)	$20,558

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recent Developments

The joint venture comprised of us and Morgan Stanley Real Estate Fund III, L.P., or MSREF, entered into an agreement to sell 321 West 44th Street to Thor Equities LLC.  The sale price is $35.0 million, or approximately $172 per square foot.  321 West 44th Street is a 10 story office building located mid-block between Eighth and Ninth Avenues on 44th Street.  We purchased 321 West 44th in March 1998 for $17.0 million.  In May 2000, we contributed the property into a joint venture with MSREF and retained a 35% ownership interest.  This transaction is expected to close in the fourth quarter of 2003.

In October 2003, we entered into a $35.0 million five-year forward serial swap in connection with the anticipated final December 2003 draw from our unsecured term loan.  The forward swap is stepped with a one-year rate of 2.95% that will increase to 5.61% in December 2004 through the our unsecured term loan’s maturity date of June 2008.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions either nationally or in New York City being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies including in particular, the New York City area and our tenants, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental risks, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

The following table presents principal cash flows based upon maturity dates of the debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of September 30, 2003 (in thousands).

	Long-Term Debt				Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2003	$976	6.52%	$14,000	2.76%	$—	—
2004	70,974	6.28%	158,000	2.76%	40,343	12.97%
2005	51,405	6.05%	—	—	78,000	8.69%
2006	4,222	6.03%	81,000	2.56%	29,633	11.29%
2007	77,685	6.01%	—	—	5,478	14.06%
Thereafter	334,164	6.53%	—	—	14,500	11.67%
Total	$539,426	6.35%	$253,000	2.66%	$167,954	11.81%
Fair Value	$562,260		$253,000		$167,954

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of September 30, 2003 (in thousands):

	Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate

2003	$126	6.03%	—	—
2004	147,431	6.03%	$174,450	3.42%
2005	927	8.00%	—	—
2006	991	8.00%	—	—
2007	1,060	8.00%	—	—
Thereafter	77,650	8.00%	—	—
Total	$228,185	7.00%	$174,450	3.42%
Fair Value	$233,912		$174,450

The table below lists all of our derivative instruments, including joint ventures, and their related fair value as of September 30, 2003 (in thousands):

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	LIBOR	$70,000	6.580%	12/1999	11/2004	$(3,588)
Interest Rate Swap	LIBOR	65,000	4.010%	11/2001	8/2005	(2,939)
Interest Rate Cap	LIBOR	150,000	8.000%	7/2001	1/2004	—
Interest Rate Cap	LIBOR	85,000	6.500%	12/2001	11/2004	—
Interest Rate Cap Sold	LIBOR	46,750	6.500%	12/2001	11/2004	—
Interest Rate Swap	LIBOR	46,750	4.038%	11/2001	1/2005	(1,663)
Interest Rate Cap	LIBOR	275,000	7.000%	5/2002	6/2004	—
Interest Rate Cap	LIBOR	30,000	9.000%	5/2002	6/2004	—
Interest Rate Cap	LIBOR	30,000	9.000%	5/2002	6/2004	—
Interest Rate Cap Sold	LIBOR	100,000	7.000%	8/2002	6/2004	—
Interest Rate Swap	LIBOR	100,000	2.299%	8/2002	6/2004	(841)
Interest Rate Swap	LIBOR	100,000	1.637%	12/2002	12/2003	(111)
Interest Rate Swap	LIBOR	100,000	4.060%	12/2003	12/2007	(4,478)
Interest Rate Swap	10 Yr. Treasury	100,000	3.869%	10/2003	10/2013	3,970
Interest Rate Swap	10 Yr. Treasury	46,000	3.888%	10/2003	10/2013	1,756
Total						(7,894)
Less: Allocation to joint ventures						2,504
Fair value of our derivative instruments						$(5,390)

ITEM 4.  Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

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

(b)   Changes in Internal Controls Over Financial Reporting

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

31.1         Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K on July 23, 2003 in connection with its second quarter 2003 earnings release and supplemental information package.

The Registrant filed a Current Report on Form 8-K on September 17, 2003 in connection with the conversion of its preferred income equity redeemable shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Thomas E. Wirth
Thomas E. Wirth
Executive Vice President, Chief Financial Officer

Date: November 12, 2003