Form 10-Q/A
period 2003-06-30
SL GREEN REALTY CORP
filed 2003-12-03
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 31,176,781 at July 31, 2003.

SL GREEN REALTY CORP.

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 is being filed in order to amend Part I, Item 4 and Part II, Items 4 and 6 in their entirety and to replace such items as set forth below.  No further changes have been made to the Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no significant changes in our internal controls that could significantly affect the internal controls subsequent to the date we completed our evaluation.

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

Directors whose term of office continued after the annual meeting of stockholders are as follows:

Edwin Thomas Burton, III (2004)

Marc Holliday (2005)

John S. Levy (2005)

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1*	2003 Long-Term OutPerformance Compensation Program dated April 1, 2003.

10.2*	First Amendment to Amended and Restated Revolving Credit and Guaranty Agreement dated June 5, 2003.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from our Form 10-Q filed on August 12, 2003.

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

Date:       December 3, 2003