Form 10-Q/A
period 2003-09-30
SL GREEN REALTY CORP
filed 2003-12-03
CIK 1040971

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

SL GREEN REALTY CORP.

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 is being filed in order to amend Part I, Item 4 and Part II, Item 6 in their entirety and to replace such items as set forth below.  No further changes have been made to the Form 10-Q.

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