Form 10-K
period 2003-12-31
SL GREEN REALTY CORP
filed 2004-03-15
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

7.625% Series C Cumulative Redeemable
Preferred Stock, $0.01 par value, $25.00
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

As of February 27, 2004, there were 38,265,273 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (30,571,805 shares) at June 30, 2003, was $1,066,650,276.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 19, 2004 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL GREEN REALTY CORP.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity and Related Stockholders Matters

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

PART III

10.	Directors and Executive Officers of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

PART I

ITEM 1.            BUSINESS

General

SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing.  We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity.  S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, our Chairman and former Chief Executive Officer, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan,  a borough of New York City, or Manhattan.

As of December 31, 2003, our portfolio, which included interests in 26 properties aggregating 15.2 million square feet, consisted of 20 wholly-owned commercial properties, or the wholly-owned properties, and six partially-owned commercial properties encompassing approximately 8.2 million and 7.0 million rentable square feet, respectively, located primarily in midtown Manhattan.  Our wholly-owned interests in these properties represent fee ownership (14 properties), including ownership in condominium units, leasehold ownership (four properties) and operating sublease ownership (two properties).  Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants.  We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 95.8%.  Our six partially-owned properties, which we own through unconsolidated joint ventures, were 95.8% occupied as of December 31, 2003.  We refer to our wholly-owned properties and unconsolidated joint ventures collectively as our portfolio.  See Note 6 to the consolidated financial statements for a further discussion on our ownership interests in One Park Avenue, one of our joint venture properties.  In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  Our corporate staff consists of approximately 130 persons, including 102 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  We maintain a website at www.slgreen.com.  On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.  We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

Unless the content requires otherwise, all references to “we,” “our,” and “us” in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including SL Green Operating Partnership, L.P., a Delaware limited partnership, or the Operating Partnership, and the predecessors thereof, or the SL Green Predecessor, or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and “S.L. Green Properties” means S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

Corporate Structure

In connection with our initial public offering, or IPO, in August 1997, our Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties.  We refer to this management entity as the “Service Corporation.”  We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership.  We are the sole managing general partner of, and as of December 31, 2003, were the owner of approximately 94.0% of the economic interests in, our Operating Partnership.  All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC.  Our Operating Partnership owns a 100% interest in Management LLC.

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on our equity interest, we expect to receive substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, we accounted for our investment in the Service Corporation on the equity basis of accounting because we had significant influence with respect to management and operations, but did not control the entity.  Since July 1, 2003, we have consolidated the operations of the Service Corporation into our financial results.  Effective January 1, 2001, the Service Corporation elected to be taxed as a taxable REIT subsidiary.

Business and Growth Strategies

Our primary business objective is to maximize total return to shareholders through growth in funds from operations and appreciation in the value of our assets during any business cycle.  We seek to achieve this objective by assembling a compelling portfolio of Manhattan office properties by capitalizing on current opportunities in the Manhattan office market through: (i) property acquisitions (including through joint ventures) - acquiring office properties at significant discounts to replacement costs with market rents at a premium to fully escalated in place rents which provide attractive initial yields and the potential for cash flow growth; (ii) property repositioning - repositioning acquired properties that are under performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments in the greater New York area.  Generally, we focus on properties that are within a ten minute walk of midtown Manhattan’s primary commuter stations.

Property Acquisitions. We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets).  In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management’s average 21 years of experience as a full service, fully integrated real estate company focused on the office market in Manhattan; (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies); (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iv) the ability to close a transaction quickly despite complicated ownership structures.

Property Repositioning. We apply our management’s experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their submarkets.  Many of the office buildings we own or acquire are located in or near submarkets which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets.  Because the properties feature unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in them provides us an opportunity to meet market needs and generate favorable returns.

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

Structured Finance.  We seek to invest in high-yield structured finance investments.  These investments generally provide high current returns and, in certain cases, a potential for future capital gains.  These investments may also serve as a potential source of real estate acquisitions for us.  These investments include both floating rate and fixed rate investments.  Our floating rate investments serve as a natural hedge for our unhedged floating rate debt.  We intend to invest up to 10% of our total market capitalization in structured finance investments.  Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

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

Manhattan Office Market Overview

The properties in our portfolio are located in highly developed areas of Manhattan that include a large number of other office properties.  Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next five largest central business district office markets in the United States combined.  Manhattan has a total inventory of 389 million square feet with 231 million square feet in Midtown.  Over the next five years, we estimate that Midtown Manhattan will have approximately 5.9 million square feet of new construction coming on line.  This represents approximately 1.5% of total Manhattan inventory.

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

Electricity is most often supplied by the landlord either on a submetered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.  During the year ended December 31, 2003, we were able to recover approximately 90% of our electric costs.

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

Occupancy

The following table sets forth the occupancy rates at our properties based on space leased as of December 31, 2003, 2002 and 2001:

	Percent Occupied as of December 31,
Property	2003	2002	2001
Same Store Properties (1)	95.8%	97.1%	97.4%
Joint Venture Properties	95.8%	97.3%	98.4%
Portfolio	95.8%	96.9%	97.7%

(1) Represents 17 of our 20 wholly-owned properties owned by us at December 31, 2001 and still owned by us at December 31, 2003.

Rent Growth

Previous strength in the New York City economy fueled the demand for quality commercial space in our submarkets.  Over the past several years, there has been an approximately 20% decline in average market rents. This has substantially reduced the rent growth for our Same-Store Properties, measured as the difference between effective (average) rents on new and renewed leases as compared to the expiring rent on those same spaces, to 6.5% for 2003.  Recent strengthening in the national and New York City economies may ultimately lead to a decline in vacancies and future growth in rents.

Despite the changes to the New York City economy, we estimate that rents currently in place in our wholly-owned properties are approximately 1.0% below current market asking rents.  We estimate that rents currently in place in our properties owned through joint ventures are approximately 14.4% below current market asking rents.  We refer to this premium over our current in-placed rents as embedded growth.  Embedded growth was 6.6% at December 31, 2002 for the wholly-owned properties and 20.8% for the joint venture properties.  As of December 31, 2003, 26.7% and 23.9% of all leases in-place in our wholly-owned and joint venture properties, respectively, are scheduled to expire during the next four years.  We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth.  However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term income growth.

Industry Segments

We are a REIT that owns, manages, leases and repositions office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to net operating income.

Our real estate portfolio is primarily located in one geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2003, no single tenant in our wholly-owned properties contributed more than 4.8% of our annualized revenue.  In addition, two properties, 420 Lexington Avenue and 220 East 42nd Street, each contributed in excess of 10% of our consolidated revenue for 2003.  See Item 2 “Properties – 420 Lexington Avenue” and “ - 220 East 42nd Street” for a further discussion on these properties.  In addition, one tenant at 1515 Broadway, a joint venture property, contributed approximately 7.8% of portfolio annualized rent.  Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue.  In addition, three borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2003.

Employees

At December 31, 2003, we employed approximately 629 employees, over 102 of whom were managers and professionals, approximately 493 of whom were hourly paid employees involved in building operations and approximately 34 of whom were clerical, data processing and other administrative employees.  There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

During 2003, we acquired three wholly-owned properties, namely 220 East 42nd Street, condominium interests at 125 Broad Street and 461 Fifth Avenue, for an aggregate gross purchase price of $417.9 million encompassing 1.9 million rentable square feet.  In addition, we acquired a 45% interest in 1221 Avenue of the Americas for a gross purchase price of $450.0 million.  This property encompasses 2.55 million rentable square feet.

Dispositions

During 2003, we sold 1370 Broadway and 50 West 23rd Street for $123.5 million.  We realized total gains of $23.2 million on the sale of these properties which encompassed 588,000 rentable square feet.

Through a joint venture, we sold the 203,000 square foot property located at 321 West 44th Street in December 2003 for $35.0 million.  The joint venture realized a gain of approximately $271,000.  We held a 35% interest in the joint venture which owned the property.  In addition, we recognized a book gain of $3.0 million that had previously been deferred due to our continued involvement with the property.

Offering/Financings

On September 30, 2003, we converted our 4.6 million 8% Preferred Income Equity Redeemable Shares, or PIERS, into 4,698,880 shares of our common stock.

On December 5, 2003, we borrowed $35.0 million on our unsecured term loan, increasing the balance to the $200.0 million outstanding.  We executed a serial swap on this $35.0 million with a first year all-in rate of 2.95% through December 4, 2004, and a blended all-in rate of 5.01% through a final maturity date in June 2008.

On December 9, 2003, we completed a $210.0 million 10-year mortgage refinancing of the property located at 220 East 42nd Street, also known as the News Building.  The mortgage bears interest at a fixed rate of 5.23% per annum.  The financing proceeds were used to pay off the existing $158.0 million first mortgage on the property.  Excess proceeds were used to reduce the outstanding balance on our unsecured revolving credit facility.

On December 12, 2003, we completed a public offering of 6.3 million shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, with net proceeds totaling approximately $152.0 million. The shares of Series C preferred stock have a liquidation preference of $25 per share and will be redeemable at par at our option on or after December 12, 2008.  We used a portion of the net proceeds to partially fund the year-end acquisition of 1221 Avenue of the Americas.

On December 29, 2003, we closed on a $100.0 million 5-year term loan.  The financing was led by Wells Fargo Bank and has a floating rate of 150 basis points over the current LIBOR rate. The proceeds were used to partially fund the acquisition of our interest in 1221 Avenue of the Americas.

On December 8, 2003, the Company declared a dividend distribution of $0.50 per common share for the fourth quarter 2003, representing an annual increase of $0.14 per common share, or a 7.5% increase on an annualized basis. This distribution reflects the regular quarterly dividend, which is the equivalent of an annualized distribution of $2.00 per common share.

On January 16, 2004, we sold 1.8 million shares of our common stock under our shelf registration statement.  The net proceeds from this offering ($73.9 million) were used to pay down our unsecured revolving credit facility.

Recent Developments

On January 5, 2004, Marc Holliday was promoted to chief executive officer of our company.  Mr. Holliday, 37, joined us in 1998 as chief investment officer and remains president, a post he has held since 2001.  Stephen L. Green, our founder and prior chief executive officer, will continue in his position as chairman of the board of directors and will be a full-time executive officer of our company.  In connection with Mr. Holliday’s promotion to chief executive officer, we have amended his employment agreement to extend it through January 2010.  Pursuant to the amended employment agreement, Mr. Holliday will receive an additional 270,000 restricted shares of our common stock plus a 40% gross-up for income taxes.  95,000 of the restricted shares will vest immediately and be non-transferable for a period of two years.  The balance of the restricted shares will vest over the remaining term of the employment agreement subject to achieving certain time and performance criteria.

On February 3, 2004, Gregory F. Hughes was appointed chief financial officer of our company.  Mr. Hughes succeeded Thomas E. Wirth, who will remain with us until at least April 30, 2004 to assist with the transition.  We also announced that Michael W. Reid, our chief operating officer, will leave our company effective April 30, 2004 to pursue a business venture.

In January 2004, we funded $77.5 million of structured finance investments.  Also in January, a $14.9 million investment was redeemed.

On January 16, 2004, we entered into a $65.0 million serial swap on a portion of our unsecured term loan commencing August 2005, with an initial 12-month rate of 3.30% and an all-in blended rate of 5.45%.

On February 27, 2004, we entered into an agreement to acquire the property located at 19 West 44th Street for $67.0 million, including the assumption of a $47.5 million mortgage, with the potential for up to an additional $2.0 million in consideration based on property performance.  We currently hold a $7.0 million preferred equity investment in the property which will be redeemed at the closing.  We expect that this acquisition, which is subject to customary closing conditions, will close in March 2004.

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

•      reduced demand for office space;

•      risks of real estate acquisitions;

•      risks of structured finance investments;

•      availability and creditworthiness of prospective tenants;

•      adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increasing insurance costs;

•      availability of capital (debt and equity);

•      unanticipated increases in financing and other costs, including a rise in interest rates;

•      market interest rates could adversely affect the market price of our common stock, as well as our performance and cash flows;

•      our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes, our Operating Partnership’s ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•      competition with other companies;

•      the continuing threat of terrorist attacks on the national, regional and local economies including, in particular, the New York City area and our tenants;

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

ITEM 2.            PROPERTIES

The Portfolio

General

As of December 31, 2003, we wholly-owned interests in 20 office properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2003, our portfolio also included ownership interests in six unconsolidated joint ventures which own six office properties located in Manhattan, encompassing approximately 7.0 million rentable square feet.

The following table sets forth certain information with respect to each of the Manhattan properties in the portfolio as of December 31, 2003:

Property Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)
673 First Avenue (6)	1928/1990	Grand Central So.	422,000	2.8	99.8	$14,162,244	3.5	16	$33.20	$22.86
470 Park Avenue South (5)	1912/1994	Park Avenue So.	260,000	1.7	85.7	7,859,160	1.9	25	$32.97	$23.74
70 West 36th Street	1923/1994	Times Square So.	151,000	1.0	96.8	4,079,484	1.0	31	$27.21	$22.48
1414 Ave. of Americas	1923/1998	Rockefeller Center	111,000	0.7	94.3	4,486,728	1.1	21	$39.94	$47.92
1372 Broadway	1914/1998	Times Square So.	508,000	3.4	99.5	16,112,808	3.9	27	$30.35	$29.55
1140 Ave. of Americas	1926/1998	Rockefeller Center	191,000	1.3	96.0	7,915,764	1.9	23	$40.82	$33.31
110 East 42nd Street	1921/	Grand Central No.	181,000	1.2	85.8	6,055,260	1.5	26	$36.35	$28.29
17 Battery Place North	1972	World Trade/Battery Place	419,000	2.8	100.0	9,463,248	2.3	7	$23.76	$22.13
1466 Broadway	1907/1982	Times Square	289,000	1.9	89.4	10,301,472	2.5	97	$42.11	$28.18
420 Lexington Avenue (7)	1927/1999	Grand Central No.	1,188,000	7.9	94.1	48,469,512	11.8	266	$43.16	$34.86
440 Ninth Avenue	1927/1989	Times Square So.	339,000	2.2	100.0	10,197,972	2.5	15	$27.82	$23.40
711 Third Avenue (6) (8)	1955/	Grand Central No.	524,000	3.5	99.8	20,685,396	5.0	19	$37.76	$31.64
555 West 57th Street (6)	1971/	Midtown West	941,000	6.2	99.8	22,365,768	5.5	20	$23.07	$20.57
286 Madison Avenue	1918/1997	Grand Central So.	112,000	0.7	89.1	3,267,768	0.8	37	$35.14	$25.31
290 Madison Avenue	1952/	Grand Central So.	37,000	0.2	100.0	1,456,164	0.4	4	$38.23	$37.73
292 Madison Avenue	1923/	Grand Central So.	187,000	1.2	88.7	6,559,740	1.6	17	$40.97	$32.39
317 Madison Avenue	1920/	Grand Central	450,000	3.0	90.4	13,318,236	3.3	98	$35.02	$26.44
220 East 42nd Street	1929/	Grand Central East	1,135,000	7.5	94.5	35,572,822	8.7	42	$33.58	$31.88
461 Fifth Avenue (9)	1988/	Grand Central	200,000	1.3	93.9	11,261,760	2.6	19	$59.12	$55.17
125 Broad Street (9)	1968/1997	Downtown East	525,000	3.5	100.0	16,185,024	4.0	5	$30.85	$29.50
Total/Weighted average wholly-owned (10)			8,170,000	54.2	95.8	$269,776,330	65.8	815	$34.09	$30.49

Joint Ventures
1250 Broadway (6) (11)	1968/	Penn Station	670,000	4.4	91.9	$19,459,632	2.6	28	$30.66	$25.97
100 Park Avenue (12)	1950	Grand Central So.	834,000	5.5	97.6	31,866,474	3.9	39	$39.61	$33.85
180 Madison Avenue (12)	1926/	Grand Central So.	265,000	1.8	85.6	7,621,008	0.9	50	$34.34	$23.82
1515 Broadway (6) (11)	1972/	Times Square	1,750,000	11.6	96.2	64,986,516	8.7	15	$39.54	$31.61
One Park Avenue (13)	1925/1986	Grand Central So.	913,000	6.1	91.1	32,935,152	4.4	16	$38.04	$36.52
1221 Ave. of Americas (14)	1971/1997	Rockefeller Center	2,550,000	16.4	98.8	123,568,632	13.7	24	$50.63	$50.03
Total/Weighted average joint ventures (15)			6,982,000	45.8	95.8	$280,437,414	34.2	172	$42.42	$38.27

Grand Total/ Weighted average portfolio			15,152,000	100.0	95.8	$550,213,744	—	987	$37.55	$34.06
Grand Total/ our share of annualized rent						$409,646,183	100.0

(1)   Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2003 for the 12 months ending December 31, 2004 are approximately $3,061,000 for our wholly-owned properties and $774,000 for our joint venture properties.

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

(9)   We hold a leasehold interest in this property.

(10) Includes approximately 7,348,000 square feet of rentable office space, 710,000 square feet of rentable retail space and 112,000 square feet of garage space.

(11) We own a 55% interest in this joint venture.

(12) We own a 49.9% interest in this joint venture.

(13) We own a 55% interest in this joint venture which acquired various ownership and mortgage interests in this property.

(14) We own a 45% interest in this joint venture.  We do not manage this property.

(15) Includes approximately 6,117,000 square feet of rentable office space, 744,000 square feet of rentable retail space and 121,000 square feet of garage space.

Historical Occupancy.  We have historically achieved consistently higher occupancy rates in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2) (3)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2) (3)
December 31, 2003	96%	92%	90%
December 31, 2002	97%	94%	89%
December 31, 2001	97%	96%	92%
December 31, 2000	99%	98%	96%
December 31, 1999	97%	96%	93%

(1)   Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties owned by us as of that date.

(2)   Includes vacant space available for direct lease, but does not include vacant space available for sublease, which if included, would reduce the occupancy rate as of each date shown.  Source: Cushman & Wakefield.

(3)   The term “Class B” is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan.  Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and obtain the highest rental rates within their markets.

Lease Expirations

Leases in our portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2008, the average annual rollover at our wholly-owned properties and joint venture properties is approximately 555,000 square feet and 425,000 square feet, respectively, representing an average annual expiration rate of 6.9% and 6.4% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our wholly-owned properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2003 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-Owned Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2004 (3)	164	630,595	7.97	$23,057,844	$36.57
2005	140	559,916	7.07	20,343,768	36.33
2006	105	598,253	7.56	19,566,372	32.71
2007	84	356,838	4.51	13,117,620	36.76
2008	99	629,605	7.96	22,246,872	35.33
2009	41	611,281	7.72	21,559,608	35.27
2010	65	1,521,466	19.22	50,836,704	33.41
2011	25	316,272	4.00	14,187,228	44.86
2012	26	753,243	9.52	18,623,076	24.72
2013 & thereafter	83	1,937,070	24.47	66,237,238	34.19
Total/weighted average	832	7,914,539	100.00	$269,776,330	$34.09

(1)     Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2003 for the 12 months ending December 31, 2004 are approximately $3,061,000 for the properties.

(2)     Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)     Includes 104,991 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2003.

Joint Venture Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2004 (3)	31	247,445	3.74	$9,514,758	$38.46
2005	27	486,973	7.37	16,591,548	34.07
2006	26	388,081	5.87	11,488,392	29.60
2007	13	460,271	6.96	24,269,328	52.73
2008	20	540,364	8.17	21,185,940	39.21
2009	21	631,217	9.55	26,949,480	42.69
2010	16	1,297,951	19.63	54,573,132	42.05
2011	6	165,256	2.50	6,782,352	41.04
2012	8	358,561	5.42	5,386,008	15.02
2013 & thereafter	23	2,035,256	30.78	103,696,476	50.95
Total/weighted average	191	6,611,375	100.00	$280,437,414	$42.42

(1)   Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2003 for the 12 months ending December 31, 2004 are approximately $774,000 for the joint venture properties.

(2)   Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)   Includes 73,695 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2003.

Tenant Diversification

Our portfolio is currently leased to approximately 987 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 25 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2003:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Viacom International Inc.	1515 Broadway	116	1,277,895	8.48	7.78
Morgan Stanley & Co., Inc.	1221 Sixth Avenue	130	496,249	3.29	3.40
Societe Generale	1221 Sixth Avenue	129	486,662	3.23	2.57
The McGraw Hill Companies	1221 Sixth Avenue	195	443,399	2.94	2.10
Omnicom Group	220 East 42nd Street	160	419,111	2.78	3.16
Salomon Smith Barney	125 Broad Street	77	330,900	2.20	2.48
Visiting Nurse Services	1250 Broadway	104	264,331	1.75	0.97
City of New York, fka Dept. of Citywide Admin Services	17 Battery Place	108	249,854	1.66	1.39
BMW of Manhattan, Inc.	555 West 57th St.	115	227,782	1.51	0.90
CBS, Inc.	555 West 57th St.	120	188,583	1.25	0.96
Altria Corp. Services fka Phillip Morris	100 Park Avenue	48	175,887	1.17	0.91
The Columbia House Co.	1221 Sixth Avenue	49	175,312	1.16	0.89
City University of NY-CUNY	555 West 57th St.	133	171,733	1.14	1.25
J&W Seligman & Co., Inc.	100 Park Avenue	71	168,390	1.12	0.70
Segal Company	One Park Avenue	72	157,947	1.05	0.82
Sonnenschein, Nath & Rosenthal	1221 Sixth Avenue	169	147,997	0.98	0.76
Mt. Sinai Hospital & NYU Hospital Centers	One Park Avenue	134	140,600	0.93	0.69
MTA	420 Lexington Ave.	145	134,687	0.89	1.00
Tribune Newspaper/WQCD/WPIX	220 East 42nd Street	75	134,208	0.89	0.96
St. Luke’s Roosevelt Hospital Ctr.	555 West 57th St.	126	134,150	0.89	0.85
Ross Stores, Inc.	1372 Broadway	77	126,001	0.84	0.87
JP Morgan Chase Bank	1221 Sixth Avenue	72	103,991	0.69	0.70
Fahnestock & Co., Inc.	125 Broad Street	117	103,566	0.69	0.75
Minskoff/Nederlander JV	1515 Broadway	245	102,452	0.68	0.03
Ketchum, Inc.	711 Third Avenue	143	100,876	0.67	1.07
Total Weighted Average (3)			6,462,563	42.88	37.96

(1)   This list is not intended to be representative of our tenants as a whole.

(2)     Lease term from December 31, 2003 until the date of the last expiring lease for tenants with multiple leases.

(3)   Weighted average calculation based on total rentable square footage leased by each tenant.

420 Lexington Avenue (The Graybar Building)

We purchased the tenant’s interest in the operating sublease, or the Graybar operating sublease, at 420 Lexington Avenue, also known as the Graybar Building, in March 1998. This 31-story office property sits at the foot of Grand Central Terminal in the Grand Central North sub-market of the midtown Manhattan office market. The Graybar Building was designed by Sloan and Robertson and completed in 1927.  The building takes its name from its original owner, the Graybar Electric Company.  The Graybar Building contains approximately 1.2 million rentable square feet (including approximately 1,133,000 square feet of office space, and 60,000 square feet of mezzanine and retail space), with floor plates ranging from 17,000 square feet to 50,000 square feet.  We restored the grandeur of this building through the implementation of an $11.9 million capital improvement program geared toward certain cosmetic upgrades, including a new entrance and storefronts, new lobby, elevator cabs and elevator lobbies and corridors.

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

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord’s interest under the operating lease through which we hold our interest in this property.  This operating lease which expires December 31, 2008 is subject to renewal by us through December 31, 2029, or the Graybar ground lease.  We control the exercise of this renewal option through the terms of subordinate leases which have corresponding renewal option terms and control provisions and which culminate in the Graybar operating sublease.  An unaffiliated third-party owns the landlord’s interest in the Graybar operating sublease.

The Graybar Building is our largest wholly-owned property.  It contributes Annualized Rent of approximately $48.5 million, or 11.8% of our portfolio’s Annualized Rent at December 31, 2003.

As of December 31, 2003, 94.1% of the rentable square footage in the Graybar Building was leased.  The following table sets forth certain information with respect to this property:

Year-End	Percent Leased	Annualized Rent per Leased Square Foot

2003	94%	$43.16
2002	95%	37.52
2001	95%	33.48
2000	100%	32.81
1999	97%	29.63

As of December 31, 2003, the Graybar Building was leased to 266 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 11.3% of the rentable square footage at this property and accounted for approximately 8.5% of this property’s Annualized Rent.  The next largest tenant occupied approximately 6.3% of the rentable square footage at this property and accounted for approximately 5.9% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2003 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2004 (3)	45	74,767	6.7	$2,938,812	$39.31
2005	43	109,153	9.7	4,406,232	40.37
2006	32	86,981	7.7	3,483,900	40.05
2007	39	98,226	8.7	3,898,596	39.69
2008	46	177,156	15.8	7,201,824	40.65
2009	10	112,270	10.0	4,436,520	39.52
2010	16	112,203	10.0	4,944,036	44.06
2011	9	96,197	8.6	3,761,580	39.10
22012	4	26,716	2.4	1,070,400	40.07
2013 & thereafter	25	229,222	20.4	12,327,612	53.78
Subtotal/Weighted average	269	1,122,891	100.0	$48,469,512	$43.16

(1)           Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2003 for the 12 months ending December 31, 2004 are approximately $345,000 for this property.

(2)           Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)           Includes 14,800 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2003.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $156.8 million as of December 31, 2003. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.431 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2003/2004 tax year, is $8.6 million (at a taxable assessed value of $70.2 million).

220 East 42nd Street

We acquired the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, for a purchase price of approximately $265.0 million in February 2003.  This property located in the Grand Central and United Nations submarket.

The News Building is our second largest wholly-owned property.  It contributes Annualized Rent of approximately $35.6 million, or 8.7% of our portfolio’s Annualized Rent at December 31, 2003.

As of December 31, 2003, 94.5% of the rentable square footage in The News Building was leased and had an annualized rent per leased square foot of $33.58.

As of December 31, 2003, The News Building was leased to 42 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 36.9% of the rentable square footage at this property and accounted for approximately 36.4% of this property’s Annualized Rent.  The next largest tenant occupied approximately 11.8% of the rentable square footage at this property and accounted for approximately 11.1% of this property’s Annualized Rent.  The third largest tenant occupied approximately 8.0% of the rentable square footage at this property and accounted for approximately 11.4% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at The News Building for leases executed as of December 31, 2003 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2004 (3)	3	4,463	0.4	$219,408	$49.16
2005	4	57,075	5.4	1,645,968	28.84
2006	2	84,804	8.0	2,382,048	28.09
2007	5	15,836	1.5	729,600	46.07
2008	3	79,596	7.5	2,186,088	27.46
2009	1	61,297	5.8	2,271,024	37.05
2010	8	251,141	23.7	9,012,492	35.89
2011	—	—	—	—	—
2012	4	14,427	1.4	684,084	47.42
2013 & thereafter	15	490,734	46.3	16,442,110	33.51
Subtotal/Weighted average	45	1,059,373	100.0	$35,572,822	$33.58

(1)           Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2003 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2003 for the 12 months ending December 31, 2004 are approximately $132,000 for this property.

(2)           Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)           Includes 2,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2003.

The aggregate undepreciated tax basis of depreciable real property at The News Building for Federal income tax purposes was $237.9 million as of December 31, 2003.  Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.431 per $100 of assessed value.  The total annual tax for The News Building at this rate, including the applicable BID tax for the 2003/2004 tax year, is $6.9 million (at a taxable assessed value of $58.4 million).

Environmental Matters

We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our portfolio, in order to assess existing environmental conditions.  All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate.  These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

ITEM 3.            LEGAL PROCEEDINGS

As of December 31, 2003, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which we manage, but do not own.  Personal injury and wrongful death claims were filed against us and others by 11 persons.  We believe that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2003.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the New York Stock Exchange (“NYSE”) on August 15, 1997 under the symbol “SLG.” On February 27, 2004, the reported closing sale price per share of common stock on the NYSE was $44.00 and there were approximately 110 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2003			2002
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$31.95	$29.05	$0.4650	$33.60	$30.40	$0.4425
June 30	$36.00	$31.47	$0.4650	$36.50	$33.60	$0.4425
September 30	$37.42	$34.52	$0.4650	$35.40	$29.23	$0.4425
December 31	$41.05	$36.12	$0.5000	$31.87	$27.65	$0.4650

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” for additional information regarding our dividends.

UNITS

On February 13, 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

On March 28, 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

On May 15, 2002, the Operating Partnership issued 28,786 units of limited partnership interest in connection with the acquisition of 1515 Broadway.

At December 31, 2003 there were 2,305,955 units of limited partnership interest of the Operating Partnership outstanding.  These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES

We issued 211,750, 17,500 and 165,500 shares of our common stock in 2003, 2002 and 2001, respectively, for deferred stock-based compensation in connection with employment contracts.  These transactions were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

See Notes 15 and 17 to Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down our unsecured revolving credit facility.

On September 30, 2003, we converted our 4,600,000 8% PIERS into 4,698,880 shares of our common stock.

On December 12, 2003, we sold 6,300,000 shares of preferred stock under our self-registration statement.  A portion of the net proceeds from this offering ($152.0 million) were used to pay down our secured and unsecured revolving credit facilities.

On January 16, 2004, we sold 1,800,000 shares of our common stock under our shelf registration statement.  The net proceeds from this offering ($73.9 million) were used to pay down our unsecured revolving credit facility.

ITEM 6.            SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  During 2003, we classified two properties as held for sale and, in compliance with SFAS 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K.  This reclassification had no effect on our reported net income or funds from operations.

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2003.

	Year Ended December 31,
Operating Data	2003	2002	2001	2000	1999
(In thousands, except per share data)
Total revenue	$308,957	$236,957	$240,768	$221,830	$198,859
Property operating expenses	80,460	56,172	55,290	53,322	48,234
Real estate taxes	44,524	28,287	28,806	27,772	28,137
Ground rent	13,562	12,637	12,579	12,660	12,754
Interest	45,493	35,421	43,869	39,167	28,038
Depreciation and amortization	47,282	37,600	35,845	31,360	26,380
Marketing, general and administration	17,131	13,282	15,374	11,561	10,922
Total expenses	248,452	183,399	191,763	175,842	154,465
Income from continuing operations before items	60,505	53,558	49,005	45,988	44,394
Equity in net (loss) income from affiliates	(196)	292	(1,054)	378	730
Equity in net income of unconsolidated joint ventures	14,870	18,383	8,607	3,108	377
Income before minority interest and gain on sales	75,179	72,233	56,558	49,474	45,501
Minority interest	(4,624)	(4,286)	(4,084)	(7,186)	(4,895)
Income before gains on sale and cumulative effect of accounting charge	70,555	67,947	52,474	42,288	40,606
Gain on sale of properties/preferred investments	3,087	—	4,956	41,416	—
Cumulative effect of change in accounting principle	—	—	(532)	—	—
Income from continuing operations	73,642	67,947	56,898	83,704	40,606
Discontinued operations (net of minority interest)	24,517	6,384	6,103	2,513	2,250
Net income	98,159	74,331	63,001	86,217	42,856
Preferred dividends and accretion	(7,712)	(9,690)	(9,658)	(9,626)	(9,598)
Income available to common shareholders	$90,447	$64,641	$53,343	$76,591	$33,258
Net income per common share – Basic	$2.80	$2.14	$1.98	$3.14	$1.37
Net income per common share – Diluted	$2.66	$2.09	$1.94	$2.93	$1.37
Cash dividends declared per common share	$1.895	$1.7925	$1.605	$1.475	$1.41
Basic weighted average common shares outstanding	32,265	30,236	26,993	24,373	24,192
Diluted weighted average common shares and common share equivalents outstanding	38,970	37,786	29,808	31,818	26,680

Balance Sheet Data

	As of December 31,
(In thousands)	2003	2002	2001	2000	1999

Commercial real estate, before accumulated depreciation	$1,346,431	$975,777	$984,375	$895,810	$908,866
Total assets	2,261,841	1,473,170	1,371,577	1,161,154	1,071,242
Mortgages and notes payable, revolving credit facilities and term loans	1,119,449	541,503	504,831	460,716	435,693
Minority interests	54,791	44,718	46,430	43,326	41,494
Preferred Income Equity Redeemable Shares SM	—	111,721	111,231	110,774	110,348
Stockholders’ equity	950,782	626,645	612,908	455,073	406,104

Other Data

	Year Ended December 31,
(In thousands)	2003	2002	2001	2000	1999
Funds from operations after distributions to preferred shareholders (1)	$128,781	$116,230	$94,416	$74,698	$61,656
Funds from operations before distributions to preferred shareholders (1)	135,474	125,430	103,616	83,898	70,856
Net cash provided by operating activities	78,250	101,948	80,588	53,806	48,013
Net cash used in investment activities	(491,369)	(52,328)	(420,061)	(38,699)	(228,678)
Net cash provided by (used in) financing activities	393,645	(4,793)	341,873	(25,875)	195,990

(1)  The revised White Paper on Funds from Operations, or FFO, approved by the Board of Governors of NAREIT in October 1999 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs.  We compute FFO in accordance with the current standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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

2003 proved to be a year of transition.  The national economy began to recover after over two years of a difficult recession.  New York City witnessed an increase in overall business activity and a reduction in what had become significant budget deficits.  Securities firms began limited hiring and the City’s unemployment rates, which were above national averages, began to decline.  This improvement in the economic environment had a modestly positive impact on office space demand.  Vacancy rates stabilized as the supply of sublease space began to shrink.  Landlords should benefit from a moderation in property insurance costs.  Additionally, real estate tax increases are expected to moderate.

The Midtown office market appears to have bottomed with an overall vacancy of approximately 12%.  Overall rents and tenant concession packages appear to be stabilizing.  Midtown continues to benefit from the absence of new construction.  In 2003, no major project was completed in the approximately 231 million square foot Midtown market.  In this environment we registered 2003 year-end occupancy of 95.8% versus 96.9% at the end of 2002.  Additionally, new cash rents on previously occupied space by new tenants at our Same-Store Properties was 6.5% higher than the previous cash rent paid by the old tenant for the same space.  In 2004, we expect vacancy rates in Midtown will gradually decline as office space demand increases in response to a recovering economy.  We do not expect to see any meaningful increase in rents during 2004.  Tenant concession packages should remain stable.  Additionally, in order for us to maintain our current occupancy levels, we believe that ongoing capital improvements to the common areas and physical infrastructures will be required at our properties.

The acquisition market continues to witness record prices in heated auctions.  During 2003, approximately $9.1 billion of real estate acquisitions closed at an average rate of $346 per square foot.  Much of the activity was fueled by continued strong investor interest in midtown Manhattan and historically low borrowing costs.  Despite this environment, we purchased $867.9 million of properties in four separate real estate transactions at a blended rate of $323 per square foot.  These acquisitions included 220 East 42nd Street for $265.0 million, condominium interests in 125 Broad Street for $92.0 million, 461 Fifth Avenue for $60.9 million and a 45% interest in 1221 Avenue of the Americas for $450.0 million.

As of December 31, 2003, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 95.8%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own six commercial properties in Manhattan, encompassing approximately 6.9 million rentable square feet, and which had a weighted average occupancy of 95.8% as of December 31, 2003.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at December 31, 2003 and 2002.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets.  We establish, on a current basis, an allowance for future potential tenant credit losses which may occur against this account.  The balance reflected on the balance sheet is net of such allowance.

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for structured finance investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2003 or 2002.

Derivative Instruments

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk.  We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Results of Operations

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The following comparison for the year ended December 31, 2003, or 2003, to the year ended December 31, 2002, or 2002, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2002 and at December 31, 2003 and total 17 of our 20 wholly-owned properties, representing approximately 80% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Rental Revenues (in millions)	2003	2002	$ Change	% Change
Rental revenue	$233.0	$179.5	$53.5	29.8%
Escalation and reimbursement revenue	42.2	27.2	15.0	55.2
Signage revenue	1.0	1.5	(0.5)	(33.3)
Total	$276.2	$208.2	$68.0	32.7%

Same-Store Properties	$223.2	$208.6	$14.6	7.0%
2003 Acquisitions	50.6	—	50.6	—
Other	2.4	(0.4)	2.8	700.0
Total	$276.2	$208.2	$68.0	32.7%

Despite a decrease in occupancy in the Same-Store Properties from 96.9% in 2002 to 95.8% in 2003, rental revenue in the Same-Store Properties increased because new cash rents on previously occupied space by new tenants at Same-Store Properties was 6.5% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).

At December 31, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 1.0% higher than then existing in-place fully escalated rents.  Approximately 8.0% of the space leased at wholly-owned properties expires during 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($9.6 million) and the 2003 Acquisitions ($5.4 million).  The increase in recoveries at the Same-Store Properties was due to real estate tax recoveries ($6.9 million), operating expense recoveries ($1.5 million) and electric recoveries ($1.2 million).  We recovered approximately 90% of our electric costs at our Same-Store Properties during 2003.

Investment and Other Income (in millions)	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$14.9	$18.4	$(3.5)	(19.0)%
Investment and preferred equity income	22.1	23.2	(1.1)	(4.7)
Other	10.6	5.6	5.0	89.3
Total	$47.6	$47.2	$0.4	0.9%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower occupancy levels in 2003 compared to 2002.  Occupancy at our joint venture properties decreased from 97.3% in 2002 to 95.8% in 2003.  At December 31, 2003, we estimated that current market rents at our joint venture properties were approximately 14.4% higher than then existing in-place fully escalated rents.  Approximately 3.7% of the space leased at our joint venture properties expires during 2004.  Our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 is expected to significantly increase our equity in net income of unconsolidated joint ventures in 2004.

The decrease in investment income from structured finance investments primarily represents a decrease in preferred equity income ($3.7 million) as a result of the redemption of the preferred equity investment in 220 East 42nd Street in March 2003.  This was partially offset by an increase in investment income from mezzanine transactions ($2.7 million).  The weighted average investment balance outstanding and yield were $135.8 million and 11.72%, respectively, for 2003 compared to $160.4 million and 13.1%, respectively, for 2002.

The increase in other income was primarily due to lease buyout income ($0.8 million) and gains from the sale of non-real estate assets ($1.1 million).  The balance represents fee income earned by the service corporation ($3.3 million), which was accounted for under the equity method prior to July 1, 2003.

Property Operating Expenses (in millions)	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$61.0	$41.0	$20.0	48.8%
Electric costs	19.5	15.2	4.3	28.3
Real estate taxes	44.5	28.3	16.2	57.2
Ground rent	13.6	12.6	1.0	7.9
Total	$138.6	$97.1	$41.5	42.7%

Same-Store Properties	$108.2	$93.8	$14.4	15.4%
2003 Acquisitions	24.5	—	24.5	—
Other	5.9	3.3	2.6	78.8
Total	$138.6	$97.1	$41.5	42.7%

Same-Store Properties operating expenses, excluding real estate taxes ($8.0 million), increased approximately $6.4 million.  There were increases in insurance premiums from policy renewals ($2.4 million), advertising, professional and management costs ($1.3 million), repairs, maintenance and security expenses ($0.4 million) and utility costs ($1.7 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the square footage of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($8.0 million) due to higher assessed property values and increased tax rates and the 2003 Acquisitions ($8.3 million).

Other Expenses (in millions)	2003	2002	$ Change	% Change
Interest expense	$45.5	$35.4	$10.1	28.5%
Depreciation and amortization expense	47.3	37.6	9.7	25.8
Marketing, general and administrative expenses	17.1	13.3	3.8	28.6
Total	$109.9	$86.3	$23.6	27.4%

The increase in interest expense was primarily attributable to costs associated with new investment activity ($15.1 million) and the funding of ongoing capital projects and working capital requirements ($0.3 million).  This was partially offset by reduced interest costs due to dispositions ($4.4 million) and floating rate debt ($0.5 million), due to the weighted average interest rate decreasing from 6.31% for the year ended December 31, 2002 to 5.66% for the year ended December 31, 2003.  As a result of the new investment activity, the weighted average debt balance increased from $555.6 million as of December 31, 2002 to $756.4 million as of December 31, 2003.

Marketing, general and administrative expenses increased primarily as a result of higher compensation awards.  Despite this, we have reduced our marketing, general and administrative costs to 5.5% of total revenues in 2003 compared to 5.6% in 2002.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

The following comparison for the year ended December 31, 2002 (“2002”) to the year ended December 31, 2001 (“2001”) makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2001 and at December 31, 2002 and total 15 of our 19 wholly-owned properties, representing approximately 83% of our annualized rental revenue, (ii) the effect of the “2001 Acquisitions,” which represents all properties acquired in 2001, namely, 317 Madison Avenue (June 2001), (iii) the effect of the “2001 Dispositions,” which represents all properties disposed of in 2001, namely, 633 Third Avenue (January 2001), One Park Avenue which was contributed to a joint venture (May 2001) and 1412 Broadway (June 2001), and (iv) “Other,” which represents corporate level items not allocable to specific properties, eEmerge and assets of which a portion was sold, namely, 110 East 42nd Street.  Assets classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2002	2001	$ Change	% Change
Rental revenue	$179.5	$190.0	$(10.5)	(5.2)%
Escalation and reimbursement revenue	27.2	29.2	(2.0)	(6.9)
Signage revenue	1.5	1.5	—	—
Total	$208.2	$220.7	$(12.5)	(5.7)%

Same-Store Properties	$186.5	$184.3	$2.2	1.2%
2001 Acquisitions	15.2	8.0	7.2	90.0
2001 Dispositions	—	21.3	(21.3)	(100.0)
Other	6.5	7.1	(0.6)	(8.5)
Total	$208.2	$220.7	$(12.5)	(5.7% )

Rental revenue in the Same-Store Properties was primarily flat despite a decrease in occupancy from 97.4% in 2001 to 97.1% in 2002.  The revenue increase is primarily due to annualized rents from replacement rents on previously occupied space at Same-Store Properties being 41.0% higher than previous fully escalated rents.

We estimated that the current market rents on our wholly-owned properties were approximately 6.6% higher than existing in-place fully escalated rents.  Approximately 10.2% of the space leased at wholly-owned properties was expected to expire during 2003.

The decrease in escalation and reimbursement revenue was primarily due to the 2001 Dispositions ($4.1 million).  This was partially offset by increased recoveries at the Same-Store Properties ($1.0 million) and the 2001 Acquisitions ($1.2 million).  We recovered approximately 89% of our electric costs at our Same-Store Properties during 2002.

Investment and Other Income (in millions)	2002	2001	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$18.4	$8.6	$9.8	114.0%
Investment and preferred equity income	23.2	17.4	5.8	33.3
Other	5.6	2.8	2.8	100.0
Total	$47.2	$28.8	$18.4	63.9%

The increase in equity in net income of unconsolidated joint ventures was due to an increase in the square footage of our joint venture properties from 3.1 million square feet in 2001 to 4.6 million square feet in 2002.  The increase was primarily due to One Park Avenue being included for all of 2002, but only seven months of 2001 and 1515 Broadway being included for seven months in 2002 and none in 2001.  This was partially offset by 469 Seventh Avenue, which was sold in June 2002.  Occupancy at the joint venture properties decreased from 98.4% in 2001 to 97.3% in 2002.  We estimated that current market rents were approximately 20.8% higher than existing in-place fully escalated rents at our joint venture properties.  Approximately 10.9% of the space leased at joint venture properties was expected to expire during 2003.

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

Property Operating Expenses (in millions)	2002	2001	$ Change	% Change
Operating expenses (excluding electric)	$41.0	$37.7	$3.3	8.8%
Electric costs	15.2	17.6	(2.4)	(13.6)
Real estate taxes	28.3	28.8	(0.5)	(1.7)
Ground rent	12.6	12.6	—	—
Total	$97.1	$96.7	$0.4	0.4%

Same-Store Properties	$84.0	$81.1	$2.9	3.6%
2001 Acquisitions	6.4	3.7	2.7	73.0
2001 Dispositions	—	7.2	(7.2)	(100.0)
Other	6.7	4.7	2.0	42.6
Total	$97.1	$96.7	$0.4	0.4%

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

The decrease in real estate taxes was primarily attributable to the 2001 Dispositions which decreased real estate taxes by $2.8 million.  This was partially offset by an increase in real estate taxes attributable to the Same-Store Properties ($1.5 million) due to higher assessed property values and the 2001 Acquisitions ($0.9 million).

Other Expenses (in millions)	2002	2001	$ Change	% Change
Interest expense	$35.4	$43.9	$(8.5)	(19.4)%
Depreciation and amortization expense	37.6	35.8	1.8	5.0
Marketing, general and administrative expenses	13.3	15.4	(2.1)	(13.6)
Total	$86.3	$95.1	$(8.8)	(9.3% )

The decrease in interest expense was primarily attributable to lower average debt levels due to dispositions ($10.6 million) and reduced interest costs on floating rate debt ($3.6 million).  The 2001 balance also includes $0.3 million associated with the reclassification of an extraordinary item related to the early extinguishment of debt to interest expense.  This was partially offset by increases due to costs associated with new investment activity ($5.2 million), and the funding of ongoing capital projects and working capital reserves ($0.5 million).  The weighted average interest rate decreased from 6.91% for the year ended December 31, 2001 to 6.31% for the year ended December 31, 2002 and the weighted average debt balance increased from $492.0 million to $555.6 million for these same periods.

Marketing, general and administrative expenses decreased primarily due to a one time $1.0 million donation made in 2001 to the Twin Towers Fund and a decrease in corporate advertising ($0.5 million) in 2002.  We have reduced our marketing, general and administrative costs to 5.6% of total revenues in 2002 compared to 6.4% in 2001.

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

Cash Flows

2003 Compared to 2002

Net cash provided by operating activities decreased $23.6 million to $78.3 million for the year ended December 31, 2003 compared to $101.9 million for the year ended December 31, 2002.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the properties sold in 2003.

Net cash used in investing activities increased $439.1 million to $491.4 million for the year ended December 31, 2003 compared to $52.3 million for the year ended December 31, 2002.  The increase was due primarily to the purchase of 1221 Avenue of the Americas in 2003 of which our share of the cash invested was approximately $385.1 million.  This was offset by the receipt of net proceeds from the sale of 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT ($119.1 million).  In addition, there was an increase in acquisitions and capital improvements in 2003 ($81.2 million and $22.5 million, respectively) as compared to 2002 (none and $26.7 million, respectively).  This relates primarily to the acquisitions of 220 East 42nd Street, condominium interests in 125 Broad Street and 461 Fifth Avenue.  In addition, there were net originations of structured finance investments ($169.3 million) in 2003 compared to 2002.

Net cash provided by financing activities increased $398.4 million to $393.6 million for the year ended December 31, 2003 compared to $4.8 million of net cash used for the year ended December 31, 2002.  The increase was primarily due to new mortgage financings and draws under our credit facilities and term loans ($598.0 million) being greater than repayments ($346.9 million).  In addition we received net proceeds of $152.0 million from the sale of our 7.625% Series C cumulative redeemable preferred stock in 2003.

2002 Compared to 2001

Net cash provided by operating activities increased $21.3 million to $101.9 million for the year ended December 31, 2002 compared to $80.6 million for the year ended December 31, 2001.  Operating cash flow was primarily generated by the Same-Store Properties and 2001 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the 2001 Dispositions and contributions to a joint venture.

Net cash used in investing activities decreased $367.8 million to $52.3 million for the year ended December 31, 2002 compared to $420.1 million for the year ended December 31, 2001.  The decrease was due primarily to the acquisitions of One Park Avenue ($233.9 million) and 1370 Broadway ($50.5 million) in January 2001 compared to no acquisitions of wholly-owned properties in 2002.  Approximately $50.2 million of the 2001 acquisitions was funded out of restricted cash set aside from the sale of 17 Battery Place South.  The investing activity in 2002 related primarily to the joint venture investment in connection with the acquisition of 1515 Broadway in May 2002.  The change in structured finance investments relates primarily to the timing of originations and repayments or participations of these investments.

Net cash used in financing activities decreased $346.7 million to $4.8 million of net cash used for the year ended December 31, 2002 compared to $341.9 million of net cash provided for the year ended December 31, 2001.  The decrease was primarily due to lower borrowing requirements due to the decrease in acquisitions, which would have been funded with mortgage debt and draws under the line of credit.  In addition, the 2001 financing activities include the $148.4 million in net proceeds from a common stock offering.

Capitalization

On January 16, 2004, we sold 1,800,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($73.9 million) were used to pay down our unsecured revolving credit facility.

On December 12, 2003, we sold 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock under our shelf registration statement.  A portion of the net proceeds from this offering ($152.0 million) were used to pay down our secured and unsecured revolving credit facilities.

On September 30, 2003, we converted our 4,600,000 PIERS into 4,698,880 shares of our common stock.

On July 25, 2001, we sold 5,000,000 shares of common stock under our shelf registration statement.  The net proceeds from this offering ($148.4 million) were used to pay down our unsecured revolving credit facility.

Rights Plan

We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our common shareholders will be entitled to purchase from us a new created series of junior preferred shares, subject to our ownership limit described below.  The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a purchase announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 17% or more of our outstanding common stock.  The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

During the years ended December 31, 2003 and 2002, we issued 68,453 and 71 common shares and received approximately $2,500,000 and $2,000 of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our board of directors, our board ratified a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.   We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $0.5 million related to this plan was recorded during the year ended December 31, 2003.

Market Capitalization

At December 31, 2003, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and unsecured term loan (excluding our share of joint venture debt of $473.6 million) represented 39.3% of our consolidated market capitalization of $2.9 billion (based on a common stock price of $41.05 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2003).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage, secured and unsecured revolving credit facilities and unsecured term loan outstanding at December 31, 2003 and 2002, respectively (in thousands).

	December 31,
Debt Summary:	2003	2002
Balance
Fixed rate	$515,871	$232,972
Variable rate — hedged	270,000	233,254
Total fixed rate	785,871	466,226
Variable rate	267,578	74,000
Variable rate—supporting variable rate assets	66,000	22,178
Total variable rate	333,578	96,178
Total	$1,119,449	$562,404

Percent of Total Debt:
Total fixed rate	70.20%	82.90%
Variable rate	29.80%	17.10%
Total	100.00%	100.00%

Effective Interest Rate for the Year:
Fixed rate	6.77%	7.49%
Variable rate	2.85%	3.26%
Effective interest rate	5.66%	6.31%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.12% at December 31, 2003).  Our debt on our wholly-owned properties at December 31, 2003 had a weighted average term to maturity of approximately 4.6 years.

As of December 31, 2003, we had 12 structured finance investments collateralizing our secured revolving credit facility.  These structured finance investments, totaling $155.7 million, partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of December 31, 2003, our total mortgage debt (excluding our share of joint venture debt of approximately $473.6 million) consisted of approximately $515.9 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.87% and no unhedged variable rate debt.

Revolving Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At December 31, 2003, $170.0 million was outstanding under this unsecured revolving credit facility and carried an effective annual weighted average interest rate of 2.77%.  Availability under this unsecured revolving credit facility at December 31, 2003 was further reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facility

We also have a $75.0 million secured revolving credit facility, which matures in December 2004.  This secured revolving credit facility had an automatic one-year extension option which was exercised in December 2003.  We are currently in the market to extend and upsize this facility.  This secured revolving credit facility is secured by various structured finance investments.  At December 31, 2003, $66.0 million was outstanding under this secured revolving credit facility and carried an effective annual weighted average interest rate of 2.68%.

Term Loans

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  We immediately borrowed $100.0 million under this unsecured term loan to repay approximately $100.0 million of the outstanding balance under our unsecured revolving credit facility.  Effective June 5, 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  As of December 31, 2003, we had $200.0 million outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective annual interest rate on the unsecured term loan was 3.63% for 2003.

On December 29, 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of the Company’s partnership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (2.62% at December 31, 2003).

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2003 and 2002, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2003 and 2002, would increase our annual interest cost by approximately $3.4 million and $1.3 million and would increase our share of joint venture annual interest cost by approximately $2.3 million and $1.7 million, respectively.

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

Approximately $785.9 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of December 31, 2003 ranged from LIBOR plus 140 basis points to LIBOR plus 450 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loans and our share of joint venture debt, excluding extension options, and our obligations under our capital lease and ground leases, as of December 31, 2003 are as follows:

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Total	Joint Venture Debt
2004	$3,395	$66,000	$67,578	$1,290	$14,195	$152,458	$231,651
2005	51,405	—	—	1,322	14,195	66,922	83,425
2006	4,222	170,000	—	1,416	13,301	188,939	79,739
2007	80,954	—	1,324	1,416	12,408	96,102	1,058
2008	7,666		298,676	1,416	12,408	320,166	21,863
Thereafter	368,229	—	—	54,736	310,283	733,248	55,821
	$515,871	$236,000	$367,578	$61,596	$376,790	$1,557,835	$473,557

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and structured finance investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Structured Finance Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.  Additional information about the debt of our unconsolidated joint ventures is included in “Contractual Obligations” above.

Capital Expenditures

We estimate that for the year ending December 31, 2004, we will incur approximately $37.2 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $13.1 million.  Of those total capital expenditures, approximately $5.4 million for wholly-owned properties and $0.8 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.00 per share, we would pay approximately $81.1 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $4.3 million in 2003, $3.4 million in 2002 and $3.6 million in 2001.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $3.7 million in 2003, $3.2 million in 2002 and $2.2 million in 2001.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $145,000 in 2003, $87,000 in 2002 and none in 2001.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $64,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, we pay to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $237,000 in 2003, $242,000 in 2002 and $206,000 in 2001.

Management Indebtedness

On January 17, 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was $284,000 on December 31, 2003.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85 million of first mortgage financing for 1250 Broadway in 2001 and $35 million of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by us to Sonnenblick for such services was approximately $175,000 in 2003,  none in 2002 and $319,000 in 2001.  In 2003, we also paid $623,000 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue and $225,000 in connection with the refinancing of 180 Madison Avenue.

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

Other

Insurance

The real estate industry witnessed a sharp rise in property insurance costs after the terrorist attacks on September 11, 2001.  Recently, there has been some stabilizing of these costs, primarily as a result of Federal legislation that required insurance companies to provide terrorism coverage while providing a financial backstop in the event of a terrorist attack.  We recently renewed our insurance policy.  We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2004.  1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $300 million in terrorism coverage.  This policy will expire in May 2004.  We are currently in the market to renew this policy.  We also have a separate policy for 1221 Avenue of the Americas in which we participate with the Rockefeller Group Inc. in a blanket policy providing $1.2 billion of all risk property insurance along with $1.0 billion of insurance for terrorism.  While we believe our insurance coverage is appropriate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2004, or in the case of 1515 Broadway, May 2004.

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), ground leases and our secured and unsecured revolving credit facilities and unsecured term loan, contain customary covenants requiring us to maintain insurance.  There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions.  In addition, if lenders insist on full coverage for these risks, it would adversely affect our ability to finance and/or refinance our properties and to expand our portfolio or result in substantially higher insurance premiums.

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

Funds from Operations for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income before minority interest, gain on sales, preferred stock dividends and cumulative effect adjustment	$75,179	$72,233	$56,558
Add:
Depreciation and amortization	47,282	37,600	35,845
FFO from discontinued operations	4,134	8,890	9,094
FFO adjustment for unconsolidated joint ventures	13,982	11,025	6,575
Less:
Dividends on convertible preferred shares	(6,693)	(9,200)	(9,200)
Dividends on perpetual preferred shares	(625)	—	—
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(4,478)	(4,318)	(4,456)
Funds From Operations — basic	128,781	116,230	94,416
Dividends on preferred shares	6,693	9,200	9,200
Funds From Operations – diluted	$135,474	$125,430	$103,616
Cash flows provided by operating activities	$78,250	$101,948	$80,588
Cash flows used in investing activities	$(491,369)	$(52,328)	$(420,061)
Cash flows provided by (used in) financing activities	$393,645	$(4,793)	$341,873

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities.”  FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be effective by March 31, 2004, for all variable interests.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on the Company’s results of operations or cash flows, but resulted in a gross-up of assets and liabilities by $2.5 million and $0.6 million, respectively.  See Note 7.  The Company is still evaluating the impact on its structured finance portfolio.  See Note 6.

On April 30, 2003, FASB issued SFAS No. 149, or SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s financial condition, or results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The implementation of SFAS 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of December 31, 2003 (in thousands):

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2004	$73,395	6.24%	$63,578	2.70%	$99,763	13.55%
2005	51,405	5.90%	—	—	78,000	7.41%
2006	4,222	5.89%	170,000	2.71%	15,809	11.42%
2007	80,954	5.88%	1,324	2.62%	5,478	14.13%
2008	207,666	6.39%	98,676	2.62%	19,939	9.99%
Thereafter	368,229	6.85%	—	—	—	—
Total	$785,871	6.41%	$333,578	2.67%	$218,989	12.13%
Fair Value	$805,233		$333,578		$218,989

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2003 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2004(1)	$147,401	6.06%	$84,250	3.08%
2005	925	7.05%	82,500	2.39%
2006	989	7.06%	78,750	2.09%
2007	1,058	7.06%	—	—
2008	21,863	7.07%	—	—
Thereafter	55,821	8.00%	—	—
Total	$228,057	6.94%	$245,500	2.71%
Fair Value	$232,446		$245,500

(1)   Included in this item is $184,250 based on the contractual maturity date of the debt on 1515 Broadway. This loan has five one-year as-of-right extension options.

The table below lists all of our derivative instruments, including joint ventures, and their related fair value as of December 31, 2003 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	Fleet loan	LIBOR	$70,000	6.580%	12/1999	11/2004	$(2,753)
Interest Rate Swap(1)	Term loan	LIBOR	65,000	4.010%	11/2001	8/2005	(2,341)
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(3,597)
Interest Rate Swap (2)	Term loan	LIBOR	35,000	1.450%	12/2003	12/2004	(34)
Interest Rate Swap (2)	Term loan	LIBOR	—	4.113%	12/2004	6/2008	(284)
Total Consolidated Hedges			$270,000				$(9,009)

Interest Rate Swap (3)	1250 Broadway	LIBOR	$46,750	4.038%	11/2001	1/2005	$(1,279)
Interest Rate Swap (3)	1515 Broadway	LIBOR	100,000	2.299%	8/2002	6/2004	(512)
Total Joint Venture Hedges			$146,750				$(1,791)

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at December 31, 2003.

(1)    In January 2004, we extended this interest rate swap through June 2008 at an all-in blended LIBOR rate of 3.95%.

(2)    This is a step swap with an initial term of 1 year followed by a 4 year term.

(3)    This represents a hedge on a portion of our share of the unconsolidated joint venture debt.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2003

Consolidated Financial Statements and Report of Ernst & Young LLP. Independent Auditors for Rock-Green, Inc.
Consolidated Balance Sheet as of December 31, 2003
Consolidated Statement of Income for the year ended December 31, 2003
Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2003
Consolidated Statement of Cash Flows for the year ended December 31, 2003
Notes to the Consolidated Financial Statements

The consolidated financial statements of Rock-Green, Inc. are being provided to comply with applicable rules and regulations of the Securities and Exchange Commission.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Auditors

To the Board of Directors and Shareholders of
SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, SL Green Realty Corp. adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”

/s/ Ernst & Young LLP
New York, New York
January 30, 2004, except for
Note 24 as to which the date is February 27, 2004

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2003	2002
Assets
Commercial real estate properties, at cost:
Land and land interests	$168,032	$131,078
Building and improvements	849,013	683,165
Building leasehold and improvements	317,178	149,326
Property under capital lease	12,208	12,208
	1,346,431	975,777
Less: accumulated depreciation	(156,768)	(126,669)
	1,189,663	849,108
Assets held for sale	—	41,536
Cash and cash equivalents	38,546	58,020
Restricted cash	59,542	29,082
Tenant and other receivables, net of allowance of $7,533 and $5,927 in 2003 and 2002, respectively	13,165	6,587
Related party receivables	6,610	4,868
Deferred rents receivable, net of allowance of $7,017 and $6,575 in 2003 and 2002, respectively	63,131	55,731
Investment in and advances to affiliates	—	3,979
Structured finance investments, net of discount of $44 and $205 in 2003 and 2002, respectively	218,989	145,640
Investments in unconsolidated joint ventures	590,064	214,644
Deferred costs, net	39,277	35,511
Other assets	42,854	28,464
Total assets	$2,261,841	$1,473,170

Liabilities and Stockholders’ Equity
Mortgage notes payable	$515,871	$367,503
Revolving credit facilities	236,000	74,000
Term loans	367,578	100,000
Derivative instruments at fair value	9,009	10,962
Accrued interest payable	3,500	1,806
Accounts payable and accrued expenses	43,835	41,197
Deferred compensation awards	—	1,329
Deferred revenue/gain	8,526	3,096
Capitalized lease obligation	16,168	15,862
Deferred land leases payable	15,166	14,626
Dividend and distributions payable	18,647	17,436
Security deposits	21,968	20,948
Liabilities related to assets held for sale	—	21,321
Total liabilities	1,256,268	690,086

Commitments and Contingencies

Minority interest in Operating Partnership	54,281	44,039
Minority interest in partially-owned entities	510	679

8% Preferred Income Equity Redeemable SharesSM $0.01 par value $25.00 mandatory liquidation preference, 25,000 authorized and none and 4,600 outstanding at December 31, 2003 and 2002, respectively	—	111,721

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation performance, 6,300 and none issued and outstanding at December 31, 2003 and 2002, respectively	151,981	—
Common stock, $0.01 par value 100,000 shares authorized and 36,016 and 30,422 issued and outstanding at December 31, 2003 and 2002, respectively	360	304
Additional paid-in-capital	728,882	592,585
Deferred compensation plans	(8,446)	(5,562)
Accumulated other comprehensive loss	(961)	(10,740)
Retained earnings	78,966	50,058
Total stockholders’ equity	950,782	626,645
Total liabilities and stockholders’ equity	$2,261,841	$1,473,170

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Revenues
Rental revenue, net	$233,033	$179,520	$189,919
Escalation and reimbursement	42,223	27,203	29,194
Signage rent	968	1,488	1,522
Investment income	17,988	15,396	14,808
Preferred equity income	4,098	7,780	2,561
Other income	10,647	5,570	2,764
Total revenues	308,957	236,957	240,768
Expenses
Operating expenses including $8,081 (2003), $6,745 (2002) and $5,805 (2001) to affiliates	80,460	56,172	55,290
Real estate taxes	44,524	28,287	28,806
Ground rent	13,562	12,637	12,579
Interest	45,493	35,421	43,869
Depreciation and amortization	47,282	37,600	35,845
Marketing, general and administrative	17,131	13,282	15,374
Total expenses	248,452	183,399	191,763
Income from continuing operations before equity in net income (loss) from affiliates, equity in net income of unconsolidated joint ventures, gain on sale, minority interest, cumulative effect adjustment and discontinued operations	60,505	53,558	49,005
Equity in net income (loss) from affiliates	(196)	292	(1,054)
Equity in net income of unconsolidated joint ventures	14,870	18,383	8,607
Income from continuing operations before gain on sale, minority interest, cumulative effect adjustment and discontinued operations	75,179	72,233	56,558
Equity in net gain on sale of joint venture property	3,087	—	—
Gain on sale of rental properties	—	—	4,956
Minority interest in partially-owned entities	(79)	—	—
Minority interest in Operating Partnership attributable to continuing operations	(4,545)	(4,286)	(4,084)
Income from continuing operations before cumulative effect adjustment	73,642	67,947	57,430
Cumulative effect of change in accounting principle, net of minority interest	—	—	(532)
Net income from continuing operations	73,642	67,947	56,898
Net income from discontinued operations, net of minority interest	3,191	6,384	6,103
Gain on sale of discontinued operations, net of minority interest	21,326	—	—
Net income	98,159	74,331	63,001
Preferred stock dividends	(7,318)	(9,200)	(9,200)
Preferred stock accretion	(394)	(490)	(458)
Net income available to common shareholders	$90,447	$64,641	$53,343
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.95	$1.93	$1.59
Net income from discontinued operations	0.10	0.21	0.23
Gain on sale of discontinued operations	0.66	—	—
Gain on sale of joint venture property	0.09	—	0.18
Cumulative effect of change in accounting principle	—	—	(0.02)
Net income available to common shareholders	$2.80	$2.14	$1.98
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.90	$1.92	$1.59
Net income from discontinued operations	0.09	0.17	0.20
Gain on sale of discontinued operations	0.59	—	—
Gain on sale of joint venture property	0.08	—	0.17
Cumulative effect of change in accounting principle	—	—	(0.02)
Net income available to common shareholders	$2.66	$2.09	$1.94
Basic weighted average common shares outstanding	32,265	30,236	26,993
Diluted weighted average common shares and common share equivalents outstanding	38,970	37,786	29,808

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except per share data)

	Series C Preferred Stock	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
		Shares	Par Value
Balance at December 31, 2000	$ ---	24,516	$246	$428,698	$(5,037)	$ ---	$31,166	$455,073
Cumulative effect of accounting change						(811)		(811)
Comprehensive Income:
Net income							63,001	63,001	$63,001
Net unrealized loss on derivative instruments						(2,100)		(2,100)	(2,100)
SL Green’s share of joint venture net unrealized gain on derivative instruments									109
Preferred dividend & accretion requirement							(9,657)	(9,657)
Net proceeds from common stock offering and revaluation of minority interest ($2,927)		5,000	50	144,558				144,608
Redemption of units		36		689				689
Deferred compensation plan & stock award, net		166	1	4,122	(4,105)			18
Amortization of deferred compensation plan					1,627			1,627
Proceeds from stock options exercised		260	3	5,283				5,286
Cash distributions declared ($1.605 per common share of which none represented a return of capital for federal income tax purposes)							(44,826)	(44,826)
Balance at December 31, 2001	—	29,978	300	583,350	(7,515)	(2,911)	39,684	612,908	$61,010
Comprehensive Income:
Net income							74,331	74,331	$74,331
Net unrealized loss on derivative instruments						(7,829)		(7,829)	(7,829)
SL Green’s share of joint venture net unrealized loss on derivative instruments									(3,434)
Preferred dividends & accretion requirement							(9,690)	(9,690)
Redemption of units		155	1	3,128				3,129
Deferred compensation plan & stock award, net		(33)		(537)	534			(3)
Amortization of deferred compensation plan					1,419			1,419
Proceeds from stock options exercised		322	3	6,644				6,647
Cash distributions declared ($1.7925 per common share of which none represented a return of capital for federal income tax purposes)							(54,267)	(54,267)
Balance at December 31, 2002	—	30,422	304	592,585	(5,562)	(10,740)	50,058	626,645	$63,068
Comprehensive Income:
Net income							98,159	98,159	$98,159
Net unrealized gain on derivative instruments						9,779		9,779	9,779
SL Green’s share of joint venture net unrealized gain on derivative instruments									1,474
Preferred dividends & accretion requirement							(7,712)	(7,712)
Redemption of units		267	3	5,699				5,702
Proceeds from dividend reinvestment plan		68	1	3,650				3,651
Deferred compensation plan & stock award, net		213	2	6,668	(6,670)			---
Amortization of deferred compensation plan					3,786			3,786
Conversion of preferred stock		4,699	47	112,059				112,106
Net proceeds from preferred stock offering	151,981							151,981
Proceeds from stock options exercised		347	3	7,589				7,592
Stock-based compensation – fair value				632				632
Cash distributions declared ($1.8950 per common share of which none represented a return of capital for federal income tax purposes)							(61,539)	(61,539)
Balance at December 31, 2003	$151,981	36,016	$360	$728,882	$(8,446)	$(961)	$78,966	$950,782	$109,412

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Operating Activities
Net income	$98,159	$74,331	$63,001
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	2,472	2,508	3,007
Depreciation and amortization	47,282	37,600	35,845
Amortization of discount on structured finance investments	(161)	388	2,728
Cumulative effect of change in accounting principle	—	—	532
Gain on sale of rental properties	(3,087)	—	(4,956)
Gain on sale of discontinued operations	(22,849)	—	—
Write-off of deferred financing costs	—	—	430
Equity in net loss (income) from affiliates	196	(292)	1,054
Equity in net income from unconsolidated joint ventures	(14,870)	(18,383)	(8,607)
Minority interest	4,624	4,286	4,084
Deferred rents receivable	(9,094)	(8,929)	(10,329)
Allowance for bad debts	1,606	2,298	1,906
Amortization of deferred compensation	3,786	1,419	1,627
Changes in operating assets and liabilities:
Restricted cash – operations	3,313	6,455	4,593
Tenant and other receivables	(8,184)	(604)	(3,119)
Related party receivables	(1,742)	(1,370)	(2,658)
Deferred lease costs	(5,446)	(7,297)	(4,702)
Other assets	(16,290)	(6,452)	(1,362)
Accounts payable, accrued expenses and other liabilities	(5,062)	15,479	(3,683)
Deferred revenue	3,057	(29)	269
Deferred land lease payable	540	540	928
Net cash provided by operating activities	78,250	101,948	80,588
Investing Activities
Acquisitions of real estate property	(81,214)	—	(390,034)
Additions to land, buildings and improvements	(22,532)	(26,675)	(27,752)
Restricted cash – capital improvements/acquisitions	(33,773)	2,887	43,806
Investment in and advances to affiliates	2,361	(490)	(2,892)
Distribution from affiliate	—	739	—
Investments in unconsolidated joint ventures	(385,067)	(93,881)	(27,832)
Distributions from unconsolidated joint ventures	36,469	22,482	26,909
Net proceeds from disposition of rental property	119,075	—	95,079
Structured finance investments net of repayments/participations	(126,688)	42,610	(137,345)
Net cash used in investing activities	(491,369)	(52,328)	(420,061)
Financing Activities
Proceeds from mortgage notes payable	245,000	—	237,178
Repayments of mortgage notes payable	(298,294)	(21,496)	(39,678)
Proceeds from revolving credit facilities and term loans	628,000	275,000	512,984
Repayments of revolving credit facilities	(266,000)	(195,931)	(464,427)
Proceeds from stock options exercised	7,592	6,647	5,286
Net proceeds from dividend reinvestment plan	3,651	—	—
Net proceeds from sale of common/preferred stock	152,539	—	148,373
Capitalized lease obligation	306	288	271
Dividends and distributions paid	(70,868)	(66,592)	(53,062)
Deferred loan costs	(8,281)	(2,709)	(5,052)
Net cash provided by (used in) financing activities	393,645	(4,793)	341,873
Net (decrease) increase in cash and cash equivalents	(19,474)	44,827	2,400
Cash and cash equivalents at beginning of period	58,020	13,193	10,793
Cash and cash equivalents at end of period	$38,546	$58,020	$13,193
Supplemental cash flow disclosures
Interest paid	$44,256	$36,725	$46,712

In December 2003, 2002, and 2001 the Company declared distributions per share of $0.50, $0.465, and $0.4425, respectively.  These distributions were paid in January 2004, 2003 and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2003

(Dollars in thousands, except per share data)

1.  Organization and Basis of Presentation

SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of December 31, 2003, minority investors held, in the aggregate, a 6.0% limited partnership interest in the Operating Partnership.

As of December 31, 2003, the Company’s wholly-owned portfolio consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, or Manhattan, a borough of New York City.  As of December 31, 2003, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 95.8%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures, which own six commercial properties in Manhattan, encompassing approximately 6.9 million rentable square feet, and which had a weighted average occupancy of 95.8% as of December 31, 2003.  In addition, the Company manages three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership or the Operating Partnership Agreement, all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if the Company so elects, shares of common stock on a one-for-one basis.  In addition, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities in which the Company is the primary beneficiary under the Financial Accounting Standards Board, or FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51” (see Note 5 and Note 6).  FIN 46 will be fully adopted by March 31, 2004.  Entities which are not controlled by the Company and entities which are variable interest entities, but where the Company is not the primary beneficiary are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded.

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

Depreciation expense (including amortization of the capital lease asset) amounted to $38,326, $29,488, and $27,514 for the years ended December 31, 2003, 2002, and 2001, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of its rental properties was impaired at December 31, 2003 and 2002.

Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations,” the Company allocates the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  The Company depreciates the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  The Company assesses fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of its evaluation, under SFAS 141, of acquisitions made, the Company recorded a deferred asset of $2,995 representing the net value of acquired above and below market leases and assumed lease origination costs.  For the year ended December 31, 2003, the Company recognized a reduction in rental revenue of $155, for the amortization of above market leases and a reduction in lease origination costs, and additional building depreciation of $8, resulting from the reallocation of the purchase price of the applicable properties.  The Company also recorded a deferred liability of $3,232 representing the value of a mortgage loan assumed at an above market interest rate.  For the year ended December 31, 2003, the Company has recognized a $457 reduction in interest expense for the amortization of the above market mortgage.

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

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of tenants as well as capital improvement and real estate tax escrows.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $1,745, $1,745 and $1,663 for the years ended December 31, 2003, 2002 and 2001, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions which do not close are expensed in the period in which it is determined that the financing will not close.

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

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis.  Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield.  Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield.  Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for structured finance investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2003 or 2002.

Rent Expense

Rent expense is recognized on a straight-line basis over the initial term of the lease.  The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheets.

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Code.  As a REIT, the Company generally is not subject to Federal income tax.  To maintain its qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate rates.  The Company may also be subject to certain state, local and franchise taxes.  Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries (each a “TRS”).  In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Based Employee Compensation Plans

Effective January 1, 2003, the Company elected to adopt FASB Statement No. 123, or SFAS 123, “Accounting for Stock Based Compensation”.  SFAS 123 requires the use of option valuation models which determine the fair value of the option on the date of the grant. All employee stock option grants subsequent to January 1, 2003 will be expensed over the options’ vesting periods based on the fair value at the date of the grant in accordance with SFAS 123.  The Company expects minimal financial impact from the adoption of SFAS 123.  To determine the fair value of the stock options granted, the Company uses a Black-Scholes option pricing model.  Prior to January 1, 2003, the Company had applied Accounting Principles Board Opinion No. 25, or APB 25, and related interpretations in accounting for its stock option plans and reported pro forma disclosures in its Form 10-K filings by estimating the fair value of options issued and the related expense in accordance with SFAS 123.  Accordingly, no compensation cost had been recognized for its stock option plans prior to the Company’s adoption of SFAS 123.

In December 2002, the FASB issued Statement No. 148, or SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS 148 amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense.  SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.  In accordance with SFAS 148, the Company adopted the prospective method of applying SFAS 123.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2003, 2002 and 2001.

	2003	2002	2001
Dividend yield	5.00%	5.50%	5.50%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.00%	5.00%	5.00%
Expected stock price volatility	17.91%	18.91%	17.81%

The following table illustrates the effect of net income available to common shareholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the years ended December 31, 2003, 2002 and 2001, assuming all stock options had been granted under APB 25.

	Year Ended December 31,
	2003	2002	2001
Net income available to common shareholders	$90,447	$64,641	$53,343
Deduct stock option expense-all awards	(1,529)	(2,130)	(2,265)
Add back stock option expense included in net income	147	—	—
Allocation of compensation expense to minority interest	102	145	177
Pro forma net income available to common shareholders	$89,167	$62,656	$51,255
Basic earnings per common share-historical	$2.80	$2.14	$1.98
Basic earnings per common share-pro forma	$2.76	$2.07	$1.90
Diluted earnings per common share-historical	$2.66	$2.09	$1.94
Diluted earnings per common share-pro forma	$2.62	$2.03	$1.86

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the impact future awards may have on the result of operations.

Derivative Instruments

In the normal course of business, the Company uses a variety of derivative instruments to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs.  Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by the Company are deemed to be fully effective in meeting the hedging objectives established by the corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive loss.  For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

Earnings Per Share

The Company presents both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  This also includes units of limited partnership interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, mortgage loans receivable and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing the mortgage loans receivable is primarily located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 3.2% of the Company’s share of annualized rent.  Approximately 19% and 9% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2001.  Approximately 20% and 9% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2002.  Approximately 18% and 13% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the year ended December 31, 2003.  Three borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2003.  The Company currently has 77.3% of its workforce covered by three collective bargaining agreements which service substantially all of the Company’s properties.

Recently Issued Accounting Pronouncements

In January 2003, FASB issued FIN 46.  FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be effective by March 31, 2004, for all variable interests.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on the Company’s results of operations or cash flows, but resulted in a gross-up of assets and liabilities by $2,543 and $629, respectively.  See Note 7.  The Company is still evaluating the impact on its structured finance portfolio.  See Note 6.

On April 30, 2003, FASB issued SFAS No. 149, or SFAS 149, or “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.  SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.  The adoption of SFAS 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, FASB issued SFAS No. 150, or SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption.  The implementation of SFAS 150 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

2003 Acquisitions

On February 13, 2003, the Company completed the acquisition of the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265,000.  Prior to the acquisition, the Company held a $53,500 preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, the Company earned a redemption premium totaling $4,380 which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260,600.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which was due to mature in September 2004 and bore interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $11,275.  The remaining $42,200 of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, Shelton, CT, and borrowings under the Company’s unsecured revolving credit facility, which included the repayment of a $28,500 mezzanine loan on the property.  In December 2003, the Company replaced the $158,000 mortgage with a new $210,000 10-year mortgage (see Note 9).  The Company agreed that for a period of seven years after the acquisition, it would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition.

On March 28, 2003, the Company acquired condominium interests in 125 Broad Street, Manhattan, encompassing approximately 525,000 square feet of office space for approximately $92,000.  The Company assumed the $76,600 first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, the Company issued 51,667 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $1,570.  The balance of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue.  This property is encumbered by a ground lease that the condominium can acquire in the future at a fixed price.  The Company has exercised its option to acquire its portion of the underlying fee interest for $5,900.  This transaction is expected to close the third quarter of 2004.  The Company agreed that for a period of three years following the acquisition, it would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition.

On October 1, 2003, the Company acquired the long-term leasehold interest in 461 Fifth Avenue, Manhattan, for $60,900, or $305 per square foot.  The leasehold acquisition was funded, in part, with the proceeds from the sale of 1370 Broadway, Manhattan, which closed on July 31, 2003.  As a 1031 tax-free exchange, the transaction enabled the Company to defer gains from the sale of 1370 Broadway and from the sale of 17 Battery Place South, Manhattan, which gain was initially re-invested in 1370 Broadway.  The balance of the acquisition was funded using the Company’s unsecured revolving credit facility.

2002 Acquisitions

During the year ended December 31, 2002, the Company did not acquire any wholly-owned properties.

2001 Acquisitions

On January 10, 2001, the Company acquired various ownership and mortgage interests in the 913,000 square foot, 20-story office building at One Park Avenue, Manhattan (“One Park”).  The Company acquired the fee interest in the property, which is subject to a ground lease position held by third-parties, and certain mortgage interests in the property for $233,900, excluding closing costs.  As part of the transaction, SL Green acquired an option to purchase the ground lease position.  The acquisition was financed with a $150,000 mortgage loan provided by Lehman Brothers Holdings Inc., or LBHI, and funds provided by the Company’s unsecured revolving credit facility.  On May 25, 2001, One Park Avenue was transferred to a joint venture (see Note 6).

On January 16, 2001, the Company purchased 1370 Broadway, Manhattan, a 16-story, 253,000 square foot office building for $50,400, excluding closing costs.  The Company redeployed the proceeds from the sale of 17 Battery Place South, through a like-kind tax deferred exchange, to fund this acquisition.

On June 7, 2001, the Company acquired 317 Madison Avenue, Manhattan, or 317 Madison, for an aggregate purchase price of $105,600, excluding closing costs.  The 22-story building contains approximately 450,000 square feet and is located at the Northeast corner of Madison Avenue and 42nd Street with direct access to Grand Central Station.  The acquisition was funded, in part, with proceeds from the sale of 1412 Broadway in a reverse 1031 tax-free exchange, thereby deferring taxable capital gain resulting from such sale.  The balance of the acquisition was funded using the Company’s unsecured revolving credit facility.

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for years ended December 31, 2003 and 2002 as though the 2003 acquisition of 220 East 42nd Street and the redemption of the related preferred equity investment (February 2003) and its $210,000 refinancing (December 2003), 125 Broad Street (March 2003) and the equity investment in 1515 Broadway (May 2002) and 1221 Avenue of the Americas (December 2003) (see Note 6) were completed on January 1, 2002 and the related units of limited partnership interest in the Operating Partnership and December 2003 Series C preferred stock were issued on that date.  There were no wholly-owned property acquisitions during 2002.

	2003	2002
Pro forma revenues	$317,028	$283,018
Pro forma net income	$90,688	$68,336
Pro forma earnings per common share-basic	$2.81	$2.26
Pro forma earnings per common share and common share equivalents-diluted	$2.67	$2.19
Pro forma common shares-basic	32,265	30,236
Pro forma common share and common share equivalents-diluted	39,040	38,236

4.  Property Dispositions and Assets Held for Sale

On March 26, 2003, the Company sold 50 West 23rd Street for $66,000 or approximately $198 per square foot.  The Company acquired the building at the time of its initial public offering in August of 1997, at a purchase price of approximately $36,600.  Since that time, the building was upgraded and repositioned enabling the Company to realize a gain of approximately $19,200.  The proceeds of the sale were used to pay off an existing $21,000 first mortgage and substantially all of the balance was reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

On May 21, 2003, the Company sold 875 Bridgeport Avenue, Shelton, CT (“Shaws”) for $16,177 and the buyer assumed the existing $14,814 first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

On July 31, 2003, the Company sold 1370 Broadway for $57,500, or approximately $225 per square foot, realizing a gain of approximately $4,037.  The net proceeds were reinvested into the acquisition of 461 Fifth Avenue to effectuate a 1031 tax-free exchange.

During the year ended December 31, 2002, the Company did not dispose of any wholly-owned properties.

During the year ended December 31, 2001, the Company disposed of the following office properties to unaffiliated parties, except for One Park which was sold to an affiliated joint venture.

Date Sold	Property	Submarket	Rentable Square Feet	Gross Sales Price	Gain On Sale
1/9/01	633 Third Avenue	Grand Central	41,000	$13,250	$1,113
5/25/01	One Park Avenue	Grand Central	913,000	233,900	—
6/29/01	1412 Broadway	Times Square	389,000	91,500	3,115
			1,343,000	$338,650	$4,228

In June 2001, Cipriani, a tenant at 110 East 42nd Street occupying 70,000 square feet, notified the Company that it was exercising the purchase option under its lease agreement.  The gross purchase price of the option to acquire the condominium interest was $14,500.  This transaction closed on July 23, 2001 and the Company realized a gain of $728.

At December 31, 2003, discontinued operations included the results of operations of real estate assets sold or held for sale, namely, 50 West 23rd Street which was sold in March 2003, 875 Bridgeport Avenue, Shelton, CT which was sold in May 2003 and 1370 Broadway which was sold in July 2003.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2003, 2002 and 2001.

	Year Ended December 31,
	2003	2002	2001
Revenues
Rental revenue	$6,074	$14,965	$14,743
Escalation and reimbursement revenues	1,191	2,061	2,145
Signage rent and other income	380	170	29
Total revenues	7,645	17,196	16,917
Operating expense	1,351	3,117	2,851
Real estate taxes	1,258	2,392	2,157
Interest	896	2,795	2,799
Depreciation and amortization	721	2,042	2,491
Total expenses	4,226	10,346	10,298
Income from discontinued operations	3,419	6,850	6,619
Gain on disposition of discontinued operations	22,849	—	—
Minority interest in operating partnership	(1,751)	(466)	(516)
Income from discontinued operations, net of minority interest	$24,517	$6,384	$6,103

5.  Structured Finance Investments

During the years ended December 31, 2003 and 2002, the Company originated $165,487 and $27,684 in structured finance and preferred equity investments (net of discount), respectively.  There were also $92,138 and $70,682 in repayments and participations during those years, respectively.  These investments were made to entities which have been determined to be variable interest entities.  At December 31, 2003, 2002 and 2001, all loans were performing in accordance with the terms of the loan agreements.  All of the properties comprising the structured financial investments are located in the greater New York area.

As of December 31, 2003 and 2002, the Company held the following structured finance investments, excluding preferred equity investments:

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2003 Principal Outstanding	2002 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	13.72%	$25,000	$110,000	$24,957	$24,796	April 2004
Mezzanine Loan	12.52%	15,000	178,000	15,000	—	January 2005
Mezzanine Loan (2)	10.19%	12,445	102,000	12,445	—	October 2013
Mezzanine Loan (3)	10.51%	3,500	15,000	3,500	—	September 2021
Mezzanine Loan (4)	—	—	—	—	10,300	—
Junior Participation	32.00%	500	5,500	500	500	December 2004
Junior Participation (5)	12.87%	15,000	178,000	14,926	14,926	November 2004
Junior Participation (6)	12.69%	11,000	46,500	11,000	—	May 2005
Junior Participation (6)	8.57%	30,000	121,000	30,000	—	September 2005
Junior Participation (6)	11.38%	15,000	167,000	15,000	—	September 2005
Junior Participation (7)	—	27,723	67,277	—	27,723	November 2003
		$155,168	$990,277	$127,328	$78,245

(1)	On July 20, 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors (“PREI”). The Company retained a 50% interest in the loan. The original investment was $50,000.

(2)	The Company is committed to fund up to $15,000 under this loan.

(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.

(4)	This loan was redeemed in December 2003.

(5)

On April 12, 2002, this loan, with an original investment of $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.  This loan was redeemed in January 2004.

(6)	These loans are subject to three one-year extension options from the initial maturity date.

(7)

In connection with the acquisition of a subordinate first mortgage interest, the Company obtained $22,178 of financing from the senior participant, which was co-terminous with the mortgage loan.  As a result, the Company’s net investment was $5,545.  This financing carried a variable interest rate of 100 basis points over the 30-day LIBOR.  This loan was extended for one year from the initial maturity date.  This loan was redeemed on July 17, 2003 and the related loan was repaid on that date.

Preferred Equity Investments

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2003 Principal Outstanding	2002 Principal Outstanding	Initial Maturity Date
Preferred equity (1)	10.36%	$8,000	$65,000	$7,809	$7,895	May 2006
Preferred equity (2)	—	53,500	186,500	—	53,500	September 2006
Preferred equity	14.13%	38,000	38,000	5,479	6,000	July 2007
Preferred equity	12.45%	8,000	42,000	8,000	—	January 2006
Preferred equity	11.38%	7,000	47,500	7,000	—	August 2006
Preferred equity (3)	13.69%	59,380	—	59,380	—	April 2004
Preferred equity	8.91%	4,000	44,000	3,993	—	August 2010
		$177,880	$423,000	$91,661	$67,395

(1)                                  The investment is subject to extension options.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(2)                                  The Company could participate in the appreciation of the property upon sale to a third party above a specified threshold.  The Company also received asset management fees.  This investment was redeemed on February 13, 2003 (see Note 3).

(3)                                  This investment contains two extension options of six months each.

On June 25, 2002, the Company made a $10,000 preferred equity investment, with a 10% yield.  On December 16, 2002 this investment was redeemed in full.

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

On December 29, 2003, the Company purchased a 45% ownership interest in 1221 Avenue of the Americas for $450,000, or $394 per square foot, from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounts for approximately 16.3% of property’s total revenue.  Rockefeller Group International, Inc. will retain its 55% ownership interest in 1221 Avenue of the Americas and it will continue to manage the property. The Company is in the process of completing  the SFAS 141 analysis.  The purchase account 04 will be completed once that analysis is finalized.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450,000 was partially funded by the assumption of 45% of underlying property indebtedness of $175,000, or $78,750 and the balance was paid in cash.  The Company funded the cash component, in part, with proceeds from its offering of  7.625% Series C cumulative redeemable preferred stock (net proceeds of $152,000) that closed in December 2003.  The balance of the proceeds was funded with the Company’s unsecured revolving credit facility and a $100,000 non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

On December 1, 2000, the Company and Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, the Company acts as the operating member for the joint venture, and is responsible for leasing and managing the property.  During 2003 and 2002, the Company earned $281 and $331 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage from M&T Bank.  The loan, which was to mature on December 1, 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 1, 2002, at which time principal payments began.  On July 17, 2003, this mortgage was repaid and replaced with a five year $45,000 first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG II

On January 31, 2001, the Company and MSREF, through the MSSG II joint venture, acquired 469 Seventh Avenue, Manhattan, for $45,700, excluding closing costs.  The property is a 253,000 square foot, 16-story office building.  In addition to holding a 35% ownership interest in the property, the Company acted as the operating member for the joint venture, and was responsible for leasing and managing the property.  During 2002 and 2001, the Company earned $137 and $146, respectively, for such services.  The acquisition was partially funded by a $36,000 mortgage from LBHI.  The loan, which was to mature on February 10, 2003, carried a fixed interest rate of 7.84% from the acquisition date through March 10, 2001 and thereafter, the interest rate was LIBOR plus 210 basis points.

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

MSSG III

On May 4, 2000, the Company sold a 65% interest, for cash, in the property located at 321 West 44th Street to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square submarket of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage was scheduled to mature on April 30, 2004 and had an interest rate based on LIBOR plus 250 basis points.  In addition to retaining a 35% economic interest in the property, the Company, acting as the operating member for the joint venture, was responsible for redevelopment, construction, leasing and management of the property.  During 2003, 2002 and 2001, the Company earned $147, $227 and $154, respectively, for such services.  The venture agreement provided the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

On December 16, 2003, the Company and MSREF, through the MSSG III joint venture, sold the property for a gross sales price of $35,000, excluding closing costs.  MSSG III realized a gain of approximately $271 on the sale of which the Company’s share was approximately $95.  The Company also recognized a gain of $2,985, which had been deferred at the time the Company sold the property to the joint venture.

SITQ Immobilier Joint Ventures

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage, which was scheduled to mature on January 10, 2004, was extended for one year.  This mortgage has an interest rate based on LIBOR plus 150 basis points (2.74% at December 31, 2003).  The Company provides management and leasing services for One Park.  During 2003, 2002 and 2001, the Company earned $1,689, $1,108 and $538, respectively, for such services.  During 2003, 2002 and 2001, the Company earned $757, $797 and $343 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the joint venture the sole option to purchase the ground lease position.  Accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway, Manhattan (“1250 Broadway”) to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  This property is subject to an $85,000 mortgage.  The interest only mortgage matures on October 21, 2004 and has a one year renewal option.  The mortgage has an interest rate based on LIBOR plus 250 basis points (3.62% at December 31, 2003).  The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The Company provides management and leasing services for 1250 Broadway.  During 2003, 2002 and 2001, the Company earned $695, $642 and $66, for such services.  During each of the years ended December 31, 2003 and 2002, the Company earned $900 in asset management fees.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, Manhattan (“1515 Broadway”) for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During 2003 and 2002, the Company earned $1,356 and $828, respectively for such services.  During 2003 and 2002, the Company earned $898 and $612, respectively, in asset management fees.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.57% at December 31, 2003), matures in June 2004.  The mortgage has five one-year as-of-right extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.62% at December 31, 2003), matures in May 2007.  The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.62% at December 31, 2003), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  The blended weighted average effective interest rate was 4.04% for the year ended December 31, 2003.

One tenant, whose leases end between 2008 and 2013, represents approximately 89.2% of this joint venture’s annualized rent at December 31, 2003.

Prudential Real Estate Investors Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan (“100 Park”) for $95,800. 100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During 2003, 2002 and 2001, the Company earned $757, $631 and $538 for such services, respectively.

  The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2003 and 2002, are as follows:

	2003	2002
Assets
Commercial real estate property	$1,173,883	$1,088,083
Other assets	290,373	101,664
Total assets	$1,464,256	$1,189,747

Liabilities and members’ equity
Mortgage payable	$907,875	$742,623
Other liabilities	88,629	33,118
Members’ equity	467,752	414,006
Total liabilities and members’ equity	$1,464,256	$1,189,747
Company’s net investment in unconsolidated joint ventures	$590,064	$214,644

The difference between the nil investment in consolidated joint ventures and the Company joint venture member’s equity relates its purchase price adjustments, primarily the acquisition of 1221 Avenue of the Americas ($342,000).

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2003 are as follows:

	2003	2002	2001
Total revenues	$176,889	$154,685	$92,794
Operating expenses	48,988	39,831	23,287
Real estate taxes	33,741	23,430	14,691
Interest	34,295	32,019	25,073
Depreciation and amortization	30,232	24,362	13,678
Total expenses	147,256	119,642	76,729
Net income before gain on sale	$29,633	$35,043	$16,065
Company’s equity in net income of unconsolidated joint ventures	$14,870	$18,383	$8,607

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, the Company accounted for its investment in the Service Corporation on the equity basis of accounting because it had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and the Company is the primary beneficiary.  Therefore, effective July 1, 2003, the Company consolidated the operations of the Service Corporation.  For the six months ended December 31, 2003, the Service Corporation earned $3,293 of revenue and incurred $3,261 in expenses.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

All of the management, leasing and construction services with respect to the properties wholly-owned by the Company are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.

eEmerge

On May 11, 2000, the Operating Partnership formed eEmerge, Inc., a Delaware corporation, or eEmerge, in partnership with Fluid Ventures LLC, or Fluid.  In March 2001, the Company bought out Fluid’s entire ownership interest in eEmerge.  eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to businesses.

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

On June 8, 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, the Company consolidated the operations of ENYC.

The net book value of the Company’s investment as of December 31, 2003 and 2002 was $3,955 and $4,900, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management, may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at December 31 consisted of the following:

	2003	2002
Deferred financing	$22,464	$16,180
Deferred leasing	49,131	44,881
	71,595	61,061
Less accumulated amortization	(32,318)	(25,550)
	$39,277	$35,511

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at

December 31, 2003 and 2002, respectively, are as follows:

Property	Maturity Date	Interest Rate	2003	2002
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,532	$13,726
70 West 36th Street (1)	5/1/09	7.90%	11,791	11,961
711 Third Avenue (1)	9/10/05	8.13%	48,036	48,446
420 Lexington Avenue (1)	11/1/10	8.44%	121,324	123,107
673 First Avenue (1)	2/11/13	5.67%	35,000	—
125 Broad Street (2)	10/11/07	8.29%	76,188	—
220 East 42nd Street	12/9/13	5.23%	210,000	—
317 Madison Avenue (1) (3)	8/20/04	LIBOR + 1.80%	—	65,000
555 West 57th Street (4)	11/4/04	LIBOR + 2.00%	—	68,254
50 West 23rd Street (5)	8/1/07	7.33%	—	20,901
875 Bridgeport Ave., Shelton, CT (6)	5/10/25	8.32%	—	14,831
Total fixed rate debt			515,871	366,226
Total floating rate debt			—	—
Total mortgage notes payable (7)			$515,871	$366,226

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  This mortgage has a contractual maturity date of October 11, 2030.

(3)                                  The Company obtained a first mortgage secured by the property on August 16, 2001.  The mortgage has two one-year extension options.  On October 18, 2001, the Company entered into a swap agreement effectively fixing the LIBOR rate at 4.01% for four years.  This loan was repaid on July 31, 2003.

(4)                                  The Company entered into an interest rate protection agreement which fixed the LIBOR interest rate at 6.10% at December 2003 since LIBOR was 1.12% at that date.  If LIBOR exceeds 6.10%, the loan will float until the maximum LIBOR rate of 6.58% is reached.  On December 9, 2003, this mortgage was repaid and replaced with an unsecured term loan in the amount of $67,578 containing identical terms.

(5)                                  This asset was classified as held for sale at December 31, 2002.  The mortgage was repaid on March 26, 2003, upon sale of the property.

(6)                                  This asset was classified as held for sale at March 31, 2003.  The mortgage was assumed by the purchaser on May 21, 2003, upon sale of the property.

(7)                                  Excludes $22,178 loan obtained to fund a structured finance transaction.  This loan was repaid on July 17, 2003 (see Note 5(7)).

At December 31, 2003 and 2002, the net carrying value of the properties collateralizing the mortgage notes was $594,741 and $478,100, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, unsecured term loan and the Company’s share of joint venture debt as of December 31, 2003, excluding extension options, are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loan	Total	Joint Venture Debt
2004	$3,395	$—	$66,000	$67,578	$136,973	$231,651
2005	4,158	47,247	—	—	51,405	83,425
2006	4,222	—	170,000	—	174,222	79,739
2007	7,613	73,341	—	1,324	82,278	1,058
2008	7,666	—		298,676	306,342	21,863
Thereafter	29,621	338,608	—	—	368,229	55,821
	$56,675	$459,196	$236,000	$367,578	$1,119,449	$473,557

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $45,545 from LBHI at December 31, 2003.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2004.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 2003. Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by the Company in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by the Company, the finance costs are deferred and amortized over the term of the new related mortgage. The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property, which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  On October 24, 2002, the Company sold $116,200 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $570 from the sale.  On February 7, 2003, the Company used $35,000 of these mortgage tax credit loans as part of the refinancing of 673 First Avenue.  An equivalent amount of the loan was repaid.  Also on February 7, 2003, the Company transferred $50,335 of these mortgage tax credit loans to a third party, repaid an equivalent amount of the loan and realized a gain of $276 from the sale.  In July 2003, the Company sold $48,000 of mortgage tax credits and in August 2003, $17,000 to third parties and realized a gain of $1,423 from the sales.  As of December 31, 2003, the LBHI facility had total capacity of $200,000.

10.  Revolving Credit Facilities

Unsecured Revolving Credit Facility

On March 17, 2003, the Company renewed its $300,000 unsecured revolving credit facility from a group of 13 banks.  The Company has a one-time option to increase the capacity under the unsecured revolving credit facility to $375,000 at any time prior to the maturity date.  The unsecured revolving credit facility has a term of three years with a one-year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears. At December 31, 2003, $170,000 was outstanding and carried an effective annual weighted average interest rate of 2.77%.  Availability under the unsecured revolving credit facility at December 31, 2003 was further reduced by the issuance of letters of credit in the amount of $4,000.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

On December 20, 2001, the Company obtained a $75,000 secured revolving credit facility.  The secured revolving credit facility had a term of two years with a one-year extension option.  The extension option was exercised in December 2003.  It bears interest at the rate of 150 basis points over LIBOR and is secured by various structured finance investments.  At December 31, 2003, $66,000 was outstanding and carried an effective annual weighted average interest rate of 2.68%.  The secured revolving credit facility includes certain restrictions and covenants which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

Term Loans

On December 5, 2002, we obtained a $150,000 unsecured term loan.  We immediately borrowed $100,000 under this unsecured term loan to repay approximately $100,000 of the outstanding balance under our unsecured revolving credit facility.  Effective June 5, 2003, the unsecured term loan was upsized to $200,000 and the term was extended by six months to June 2008.  As of December 31, 2003, we had $200,000 outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into two swap agreements to fix the LIBOR rate on $100,000 of the unsecured term loan.  The LIBOR rates were fixed at 1.637% for the first year and 4.06% for years two through five for a blended all-in rate of 5.07%.  On July 31, 2003, we drew down $65,000 to repay the mortgage on 317 Madison Avenue.  The LIBOR rate on the $65,000 was fixed at 4.01% through October 2005.  On December 5, 2003, we drew down $35,000.  The LIBOR rate on the $35,000 was fixed at 1.45% for the first year and 4.113% for years two through five for a blended all-in rate of 5.01%.  The effective annual interest rate on the unsecured term loan was 3.63% at December 31, 2003.

On December 29, 2003, the Company closed on a $100.0 million five-year non-recourse term loan secured by a pledge of the Company’s partnership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (all-in rate of 2.62% at December 31, 2003).

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2003 and 2002, the Company was in complined with all such covenants.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loan have an estimated fair value based on discounted cash flow models of approximately $805,233, which exceeds the book value by $21,783.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by the Company.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2004 to 2021.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2003 for the wholly-owned properties and the Company’s share of joint venture properties are as follows:

	Wholly-Owned Properties	Joint Venture Properties
2004	$238,345	$122,689
2005	228,042	119,539
2006	213,822	117,839
2007	197,160	112,258
2008	184,366	103,215
Thereafter	668,532	492,670
	$1,730,267	$1,068,210

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $4,258 in 2003, $3,446 in 2002 and $3,591 in 2001.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $3,678 in 2003, $3,213 in 2002 and $2,214 in 2001.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by the Company.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $145 in 2003, $87 in 2002 and none in 2001.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $64.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is offset against a consulting fee of $10 per month the Company pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $85,000 of aggregate first mortgage financing for 1250 Broadway in 2001 and $35,000 of first mortgage financing for 673 First Avenue in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  The fees paid by the Company to Sonnenblick for such services was approximately $175 in 2003, none in 2002 and $319 in 2001.  In 2003, the Company also paid $623 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue and $225 in connection with the refinancing of 180 Madison Avenue.

Investments

The ownership interests in NJMA Centennial, an entity in which we held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4,500 to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial’s Operating Agreement, we had no authority with respect to the sale.  Marc Holliday, one of our executive officers, invested $225 in a non-managing membership interest in the entity acquiring the property.  Our board of directors determined that this was not an appropriate investment opportunity for us and approved the investment by the executive officer prior to the transaction occurring.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $237 in 2003, $242 in 2002 and $206 in 2001.

Amounts due from (to) related parties at December 31 consisted of the following:

	2003	2002
17 Battery Condominium Association	$290	$(203)
110 Condominium Association	—	233
Morgan Stanley Real Estate Funds	62	531
100 Park	—	347
One Park Realty Corp.	31	31
JV-CMBS	559	559
Officers and employees	1,743	1,534
Service Corp.	1,650	—
Other	2,275	1,836
Related party receivables	$6,610	$4,868

On January 17, 2001, Mr. Marc Holliday, the Company’s then president, received a non-recourse loan from the Company in the principal amount of $1,000 pursuant to his amended and restated employment and non-competition agreement.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from the Company in the principal amount of $300, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with the Company in order to modify the repayment terms of the $300 loan.  Pursuant to the agreement, $100 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by the Company through each of such date.  The balance outstanding on this loan, including accrued interest, was $284 on December 31, 2003.  In addition, the $300 loan shall be forgiven if and when the $1,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

14.  Preferred Stock

The Company’s 4,600,000 8% Preferred Income Equity Redeemable Shares, or PIERS, were non-voting and were convertible at any time at the option of the holder into the Company’s common stock at a conversion price of $24.475 per share.  The PIERS received annual dividends of $2.00 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.  On or after July 15, 2003, the PIERS could be redeemed into common stock at the option of the Company at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share.  The Company could pay the redemption price out of the sale proceeds of other shares of stock of the Company.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs were being accreted over the expected term of the PIERS using the interest method.  The PIERS were converted into 4,698,880 shares of common stock on September 30, 2003.  No charge was recorded to earnings as the conversion was not a redemption or an induced conversion to common stock.

15.  Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of December 31, 2003, 36,015,791 shares of common stock and no shares of excess stock were issued and outstanding.

On July 25, 2001, the Company completed the sale of 5,000,000 shares of common stock.  The net proceeds from this offering ($148,387) were initially used to pay down amounts outstanding under the unsecured credit facility.

Preferred Stock

On December 12, 2003, the Company completed the sale of 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $152,000) were used principally to repay amounts outstanding under the secured and unsecured revolving credit facilities.  The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after December 12, 2008, the Series C preferred stock may be redeemed for cash at the option of the Company.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

Rights Plan

On February 16, 2000, the Board of Directors of the Company authorized a distribution of one preferred share purchase right, or Right, for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share, or Preferred Shares, at a price of $60.00 per one one-hundredth of a Preferred Share, or Purchase Price, subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless the expiration date is extended or the Right is redeemed or exchanged earlier by the Company.

The Rights are attached to each share of common stock.  The Rights are generally exercisable only if a person or group becomes the beneficial owner of 17% or more of the outstanding common stock or announces a tender offer for 17% or more of the outstanding common stock, or Acquiring Person.  In the event that a person or group becomes an Acquiring Person, each holder of a Right, excluding the Acquiring Person, will have the right to receive, upon exercise, common stock having a market value equal to two times the Purchase Price of the Preferred Shares.

Dividend Reinvestment and Stock Purchase Plan

The Company filed a registration statement with the Securities and Exchange Commission, or the SEC, for the Company’s dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001.  The Company registered 3,000,000 shares of common stock under the DRIP.

During the years ended December 31, 2003 and 2002, respectively, 68,453 and 71 shares were issued and $2,520 and $2 proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of the Company’s board of directors, the board ratified a long-term, seven-year compensation program for senior management.  The program, which measures the Company’s performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of the Company’s common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from the Company’s Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  The Company will record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3,200.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25,500) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $485 was recorded during the year ended December 31, 2003.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At December 31, 2003, approximately 4,581,876 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001 and changes during the years then ended are presented below:

	2003		2002		2001
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,278,663	$25.49	2,598,066	$23.76	2,371,820	$21.94
Granted	327,000	$35.09	1,050,000	$28.25	561,000	$29.28
Exercised	(347,099)	$22.14	(321,846)	$20.64	(260,090)	$20.33
Lapsed or cancelled	(8,333)	$24.52	(47,557)	$23.32	(74,664)	$19.49
Balance at end of year	3,250,231	$26.80	3,278,663	$25.49	2,598,066	$23.75

Options exercisable at end of year	1,404,467	$23.41	1,182,902	$22.62	1,022,641	$21.85
Weighted average fair value of options granted during the year	$1,150		$3,515		$1,817

All options were granted within a price range of $18.44 to $36.55.  The remaining weighted average contractual life of the options was 7.4 years.

Earnings Per Share

Earnings per share is computed as follows (in thousands):

Numerator (Income)	2003	2002	2001
Basic Earnings:
Income available to common shareholders	$90,447	$64,641	$53,343
Effect of Dilutive Securities:
Redemption of Units to common shares	6,295	4,752	4,600
Preferred Stock (as converted to common stock)	7,087	9,690	—
Stock options	—	—	—
Diluted Earnings:
Income available to common shareholders	$103,829	$79,083	$57,943

Denominator (Shares)	2003	2002	2001
Basic Shares:
Shares available to common shareholders	32,265	30,236	26,993
Effect of Dilutive Securities:
Redemption of Units to common shares	2,305	2,208	2,283
Preferred Stock (as converted to common stock)	3,491	4,699	—
Stock-based compensation plans	909	643	532
Diluted Shares	38,970	37,786	29,808

The PIERS outstanding in 2003, 2002 and 2001 were not included in the 2001 computation of earnings per share as they were anti-dilutive during that period.

16.  Minority Interest

The unit holders represent the minority interest ownership in the Operating Partnership.  As of December 31, 2003 and 2002, the minority interest unit holders owned 6.0% (2,305,955 units) and 6.6% (2,145,190 units) of the Operating Partnership, respectively.  At December 31, 2003, 2,305,955 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

On February 13, 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

On March 28, 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

On May 15, 2002, the Operating Partnership issued 28,786 units of limited partnership interest in connection with the acquisition of 1515 Broadway.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to $3,264, $2,734 and $2,739 during the years ended December 31, 2003, 2002 and 2001, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, the Company issued 150,000 shares in connection with an employment contract.  These shares vest annually at rates of 15% to 35% and were recorded at fair value.  At December 31, 2003, 129,483 of these shares had vested.  The Company recorded compensation expense of approximately $445, $713 and $616 for the years ended December 31, 2003, 2002 and 2001, respectively.

Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, covering certain executives of the Company.  In connection with the Deferred Plan, the Company issued 211,750, 17,500 and 165,500 restricted shares in 2003, 2002 and 2001, respectively.  The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon the Company meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  As of December 31, 2003, 234,450 of these shares had vested and 110,650 had been retired.  The Company recorded compensation expense of approximately $2,018, $685, and $1,011 for the years ended December 31, 2003, 2002 and 2001, respectively.

Deferred Compensation Award

Contemporaneous with the closing of 1370 Avenue of the Americas, an award of $2,833 was granted to several members of management which was earned in connection with the realization of this investment gain ($5,624 net of the award).  This award, which was paid out over a three-year period, was presented as Deferred compensation award on the balance sheet.  As of December 31, 2003 the complete award had been paid.

401(K) Plan

During August 1997, the Company implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of the Company and any designated affiliate.  The 401(K) Plan permits eligible employees of the Company to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  During 2000, the Company amended its 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  During 2003, the Company amended its 401(K) Plan to provide for discretionary matching contributions only.  For the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of none, $140 and $116, respectively.

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which the Company manages, but does not own.  Personal injury and wrongful death claims were filed against the Company and others by 11 persons.  The Company believes that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.

The Company has entered into employment agreements with certain executives.  Eight executives have employment agreements which expire between February 2004 and January 2010.  The cash-based compensation associated with these employment agreements totals approximately $2,796 for 2004.

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

The property located at 461 Fifth Avenue operates under a ground lease ($1,787 annually) with a term expiration date of 2006 and with three options to renew for an additional 21 years each, followed by a fourth option for 15 years.  The Company also has an option to purchase the ground lease for a fixed price on a specific date.

The property located at 125 Broad Street operates under a ground lease ($426 annually) with a term expiration date of December 31, 2067 and with an option to renew for an additional five years and six months.  The Company can acquire the ground lease at specified times in the future at a fixed price.  The Company has exercised its option to acquire its portion of the underlying fee interest for $5,900.  This transaction is expected to close during the third quarter of 2004.

In April 1988, the SL Green predecessor entered into a lease agreement for property at 673 First Avenue, which has been capitalized for financial statement purposes.  Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease.  The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

The Company continues to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,850, and $3,579 at December 31, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2003.

December 31,	Capital lease	Non-cancellable operating leases

2004	$1,290	$14,195
2005	1,322	14,195
2006	1,416	13,301
2007	1,416	12,408
2008	1,416	12,408
Thereafter	54,736	310,283
Total minimum lease payments	61,596	$376,790
Less amount representing interest	45,428
Present value of net minimum lease payments	$16,168

19.          Financial Instruments: Derivatives and Hedging

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at December 31, 2003.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	$70,000	6.580%	12/1999	11/2004	$(2,753)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(2,341)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(3,597)
Interest Rate Swap	$35,000	1.450%	12/2003	12/2004	(34)
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	(284)

On December 31, 2003, the derivative instruments were reported as an obligation at their fair value of $9,009.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $961, including a gain of $8,065 from the settlement of a forward swap.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $6,331 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

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

Selected results of operations for the years ended December 31, 2003, 2002 and 2001, and selected asset information as of December 31, 2003 and 2002, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2003	$286,871	$22,086	$308,957
December 31, 2002	213,781	23,176	236,957
December 31, 2001	223,399	17,369	240,768

Income from continuing operations before minority interest:
Year ended:
December 31, 2003	$56,428	$18,751	$75,179
December 31, 2002	56,787	15,446	72,233
December 31, 2001	44,167	12,391	56,558

Total assets
As of:
December 31, 2003	$2,042,852	$218,989	$2,261,841
December 31, 2002	1,327,530	145,640	1,473,170

Income from continuing operations before minority interest represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($17,131, $13,282 and $15,374, for the years ended December 31, 2003, 2002 and 2001, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the years ended December 31, 2003, 2002 and 2001.

	Years ended December 31,
	2003	2002	2001
Income from continuing operations before minority interest	$75,179	$72,233	$56,558
Equity in net gain on sale of joint venture property	3,087	—	—
Gain on sale of rental properties	—	—	4,956
Minority interest in operating partnership attributable to continuing operations	(4,545)	(4,286)	(4,084)
Minority interest in partially-owned entities	(79)	—	—
Income from continuing operations before cumulative effect adjustment	73,642	67,947	57,430
Cumulative effect of change in accounting principle, net of minority interest	—	—	(532)
Net income from continuing operations	73,642	67,947	56,898
Income from discontinued operations, net of minority interest	24,517	6,384	6,103
Net income	98,159	74,331	63,001
Preferred stock dividends	(7,318)	(9,200)	(9,200)
Preferred stock accretion	(394)	(490)	(458)
Net income available for common shareholders	$90,447	$64,641	$53,343

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	Years ended December 31,
	2003	2002
Issuance of common stock as deferred compensation	$6,670	$588
Cancellation of common stock as deferred compensation	—	1,122
Derivative instruments at fair value	(9,009)	(10,962)
Issuance of units of limited partnership interest in connection with acquisition	12,845	—
Assumption of mortgage notes payable upon acquisition of real estate	234,641	—
Fair value of above and below market leases (SFAS 141) in connection with acquisitions	(2,995)	—
Fair value of debt assumed (SFAS 141) in connection with acquisition	3,232	—
Redemption premium purchase price adjustment	4,380	—
Assignment of mortgage note payable upon sale of real estate	14,814	—
Conversion of preferred equity investment	53,500
Conversion of Series A preferred stock	112,112	—
Assumption of our share of joint venture mortgage note payable	78,750	—
Tenant improvements and leasing commissions payable	14,533	5,448

23.  Quarterly Financial Data (unaudited)

As a result of the adoption of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2002 and the prior period reclassification to interest expense of extraordinary losses from early extinguishment of debt.

Quarterly data for the last two years is presented in the tables below.

2003 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$86,602	$81,324	$74,351	$66,678
Income net of minority interest and before gain on sale	19,196	17,414	17,315	16,790
Equity in net gain on sale of joint venture property	3,087	—	—	—
Discontinued operations	9	482	958	1,733
Gain on sale of discontinued operations	—	3,745	(300)	17,824
Net income before preferred dividends	22,292	21,641	17,973	36,347
Preferred dividends and accretion	(625)	(2,224)	(2,431)	(2,431)
Income available to common shareholders	$21,667	$19,417	$15,542	$33,916
Net income per common share-Basic	$0.60	$0.62	$0.50	$1.11
Net income per common share-Diluted	$0.58	$0.59	$0.49	$1.01

2002 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$60,654	$60,803	$57,920	$57,582
Income net of minority interest and before gain on sale	17,510	17,722	16,478	16,250
Discontinued operations	1,656	1,714	1,620	1,386
Net income before preferred dividends	19,166	19,436	18,098	17,636
Preferred dividends and accretion	(2,423)	(2,423)	(2,423)	(2,423)
Income available to common shareholders	$16,743	$17,013	$15,675	$15,213
Net income per common share-Basic	$0.55	$0.56	$0.52	$0.51
Net income per common share-Diluted	$0.54	$0.54	$0.51	$0.50

24.  Subsequent Events

In January 2004, the Company funded $77,500 of structured finance investments.  In addition, a $14,926 loan was redeemed.

On January 16, 2004, the Company sold 1,800,000 shares of its common stock at a gross price of $42.33 per share.  The net proceeds from this offering ($73,900) were used to pay down our unsecured revolving credit facility which had a balance of $121,000 on February 27, 2004.

On January 5, 2004, Marc Holliday was promoted to chief executive officer of the Company.  Mr. Holliday, 37, joined us in 1998 as chief investment officer and remains president, a post he has held since 2001.  Stephen L. Green, founder and prior chief executive officer, will continue in his position as chairman of the board of directors and will be a full-time executive officer of the Company.  In connection with Mr. Holliday’s promotion to chief executive officer, we have amended his employment agreement to extend it through January 2010.  Pursuant to the amended employment agreement, Mr. Holliday will receive an additional 270,000 restricted shares of our common stock plus a 40% gross-up for income taxes.  95,000 of the restricted shares will vest immediately and be non-transferable for a period of two years.  The balance of the restricted shares will vest over the remaining term of the employment agreement subject to achieving certain time and performance criteria.

On February 3, 2004, Gregory F. Hughes was appointed chief financial officer of the Company.  Mr. Hughes succeeded Thomas E. Wirth, who will remain with us until at least April 30, 2004 to assist with the transition.  We also announced that Michael W. Reid, our chief operating officer, will leave the Company effective April 30, 2004 to pursue a business venture.

On January 16, 2004, the Company entered into a $65,000 serial swap on a portion of the unsecured term loan commencing August 2005, with an initial 12-month rate of 3.30% and an all-in blended rate of 5.45%.

On February 27, 2004, the Company entered into an agreement to acquire the property located at 19 West 44th Street for $67,000, including the assumption of a $47,500 mortgage, with the potential for up to an additional $2,000 in consideration based on property performance.  The Company currently holds a $7,000 preferred equity investment in the property which will be redeemed at the closing.  We expect that this acquisition, which is subject to customary closing conditions, will close in March 2004.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2003

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
70 West 36th Street	$11,791	$1,517	$7,830	$13	$6,295	$1,530	$14,125	$15,655	$6,056		12/19/84	Various
1414 Ave. of Amer.	13,532	2,948	6,936	60	4,322	3,008	11,258	14,266	2,231		6/18/96	Various
673 First Ave.	35,000	—	43,618	—	2,979	—	46,597	46,597	19,534		8/20/97	Various
470 Park Ave. So.	—	3,750	22,040	1	15,621	3,751	37,661	41,412	14,953		8/20/97	Various
1372 Broadway	—	10,478	42,187	67	9,887	10,545	52,074	62,619	9,966		8/20/97	Various
1140 Ave. of Amer.	—	—	21,304	—	5,371	—	26,675	26,675	4,222		8/20/97	Various
17 Battery Place	—	7,237	29,080	21	7,657	7,258	36,737	43,995	6,384		12/19/97	Various
110 E. 42nd Street	—	3,680	14,842	26	4,218	3,706	19,060	22,766	4,764		9/15/97	Various
1466 Broadway	—	11,643	53,608	—	20,471	11,643	74,079	85,722	13,409		3/18/98	Various
420 Lexington Ave.	121,324	—	107,824	—	51,586	—	159,410	159,410	25,868		3/18/98	Various
440 Ninth Ave.	—	6,326	25,402	—	18,043	6,326	43,445	49,771	8,678		6/1/98	Various
711 Third Avenue	48,036	19,843	42,486	—	14,241	19,843	56,727	76,570	9,875		5/20/98	Various
555 W. 57th Street	—	18,845	78,698	—	14,473	18,845	93,171	112,016	11,931		1/1/99	Various
286 Madison Ave	—	2,474	10,332	—	2,288	2,474	12,620	15,094	1,454		5/24/99	Various
290 Madison Ave.	—	1,576	6,616	—	558	1,576	7,174	8,750	811		5/24/99	Various
292 Madison Ave.	—	5,949	24,141	—	4,126	5,949	28,267	34,216	3,175		5/24/99	Various
317 Madison Ave.	—	21,205	85,551	—	7,167	21,205	92,718	113,923	6,480		6/7/01	Various
220 East 42nd Street	210,000	50,373	201,184		5,655	50,373	206,839	257,212	4,783		2/13/03	Various
125 Broad Street	76,188	—	96,611		499	—	97,110	97,110	1,804		3/28/03	Various
461 Fifth Avenue	—	—	62,652		—	—	62,652	62,652	390		10/1/03	Various
	$515,871	$167,844	$982,942	$188	$195,457	$168,032	$1,178,399	$1,346,431	$156,768

(1)           All properties located in New York, New York

The changes in real estate for the three years ended December 31, 2003 are as follows:

	2003	2002	2001
Balance at beginning of year	$975,777	$984,375	$895,810
Property acquisitions	410,937	—	390,034
Improvements	31,617	32,123	27,752
Retirements/disposals	(71,900)	(40,721)	(329,221)
Balance at end of year	$1,346,431	$975,777	$984,375

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2003 was approximately $1,277,000.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2003, are as follows:

	2003	2002	2001
Balance at beginning of year	$126,669	$100,776	$78,432
Depreciation for year	37,614	30,907	30,248
Retirements/disposals	(7,515)	(5,014)	(7,904)
Balance at end of year	$156,768	$126,669	$100,776

Report of Independent Auditors

The Stockholders and Board of Directors of

Rock-Green, Inc.

We have audited the accompanying consolidated balance sheet of Rock-Green, Inc. (formerly Rock-McGraw, Inc.) (the “Company”) as of December 31, 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Green, Inc. at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

New York, New York
January 22, 2004

ROCK-GREEN, INC.
(Formerly Rock-McGraw, Inc.)
CONSOLIDATED BALANCE SHEET
December 31, 2003
(Thousands of dollars, except per share data)

2003
Assets
Current assets:
Cash and cash equivalents	$14,379
Accounts receivable, net of allowance of $211	1,955
Due from related parties	651
Prepaid real estate taxes	11,284
28,269

Investments:
Investment portfolio	2,570

Fixed Assets, at cost:
Land	24,508
Building and improvements	218,466
Other fixed assets	1,074
244,048
Less accumulated depreciation	(115,502)
128,546

Deferred costs, net of accumulated amortization of $36,256	79,223
Deferred rents receivable, net	57,703
Other assets	3,666
Total Assets	$299,977

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,234
Due to related parties	701
Accrued federal, state and local taxes	1,944
Deferred revenue	3,592
11,471

Loan payable	175,000
Other non-current liabilities	206
Deferred taxes	41,176

Stockholders’ Equity:
Capital stock, $2 par value; 2,000 shares, authorized, issued and outstanding	4
Additional paid-in capital	64,887
Retained earnings	7,233
72,124
Total liabilities and stockholders’ equity	$299,977

ROCK-GREEN, INC.
(Formerly Rock-McGraw, Inc.)
CONSOLIDATED STATEMENT OF INCOME
Year ended December 31, 2003
(Thousands of dollars)

2003

Rental revenues:
Fixed, percentage and sublease revenues	$92,336
Operating and real estate tax escalations	8,411
Rental revenues from related parties	23,683

Total rental revenues	124,430

Sales of services	6,991
Sales of services to related parties	1,207

Total revenues	132,628

Operating expenses:
Real estate taxes	22,118
Building operating expenses	17,457
Building operating expenses from related parties	6,965
Cost of service sales	4,438
Cost of service sales to related parties	586

Total operating expenses	51,564

Gross operating profit	81,064

Other operating expense (income):
Interest expense	583
Interest income	(1,327)
Depreciation expense	4,977
Amortization expense	7,421
General and administrative expenses	606
Other income	(460)
Income before provision for taxes	69,264

Provision for taxes	31,831
Net Income	$37,433

ROCK-GREEN, INC.
(Formerly Rock-McGraw, Inc.)
CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
Year ended December 31, 2003
(Thousands of dollars)

	Total	Common Stock	Additional Paid-in Capital	Retained Earnings

Balances at December 31, 2002	$264,691	$4	$64,887	$199,800

Net income for the year	37,433	—	—	37,433

Dividend	(230,000)	—	—	(230,000)

Balances at December 31, 2003	$72,124	$4	$64,887	$7,233

ROCK-GREEN, INC.
(Formerly Rock-McGraw, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
Year ended December 31, 2003
(Thousands of dollars)

2003
Cash Flows from Operating Activities:
Net income	$37,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,398
Amortization of premium on fixed income securities	134
Deferred taxes	1,820
Deferred rents receivable, net	(3,056)
Gain on sale of short term investments	(107)
Changes in certain assets and liabilities	(11,568)
(Decrease) due to related parties, net	(638)
Net cash provided by operating activities	36,416

Cash Flows from Investing Activities:
Cash received from RGII relating to cash management, net	54,571
Proceeds from investment portfolio	7,653
Capital expenditures	(2,642)
Deferred expenses paid	(5,933)
Net cash provided by investing activities	53,649

Cash Flows from Financing Activities:
Proceeds from loan payable	175,000
Principal repayment of mortgage loan payable	(19,250)
Dividends distributions	(230,000)
Deferred financing cost	(1,436)
Net cash used in financing activities	(75,686)
Net increase in cash and cash equivalents	14,379
Cash and cash equivalents, beginning of year	—
Cash and cash equivalents, end of year	$14,379
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$332
Income taxes	$32,448

1.  Organization

Rock-McGraw, Inc. (the Company), a New York State corporation, is 55% owned by Rockefeller Group International, Inc. (RGII) and was 45% owned by The McGraw-Hill Companies, Inc. (MHC) prior to December 29, 2003.  On December 29, 2003, MHC sold its 45% ownership interest in the Company to Green Hill Acquisition, LLC (GHA).  Thereafter, the Company changed its name to Rock-Green, Inc.  The Company owns and operates a 2.5 million square foot office building (the Property) known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York.  In addition, the Company owns two small properties adjacent to the Property totaling approximately 17,000 s.f.

To position the Company to operate as a real estate investment trust (REIT) in 2004, the following actions were taken.  On December 22, 2003, the Company contributed its net assets, exclusive of the two small properties, to a new wholly-owned subsidiary, 1221 Avenue Holdings LLC.  On December 23, 2003, 1221 Avenue Holdings LLC repaid its $19.3 million mortgage, obtained a new loan of $175 million and distributed $230 million to the Company.  Thereafter, the Company paid dividends totaling $230 million to RGII and MHC.  (See Note 5).

2.  REIT election

The Company agrees that it will file an election to qualify as a REIT under the Tax Code for the taxable year ending December 31, 2004 and during all subsequent years.

The Company has historically been subject to taxes as a C corporation.  The Company intends to elect to be taxed as a REIT, commencing with its taxable year ending December 31, 2004, upon the filing of its federal income tax return for that year.  Qualification and taxation as a REIT depends upon the Company’s ability to satisfy various asset, income and distribution requirements on a continuing basis.  The Company believes that its organizational and operational structure as well as its intended distributions will enable it to qualify as a REIT and maintain such status in the future.  As a REIT, the Company will be entitled to a deduction for dividends that it pays and therefore will not be subject to federal income tax on its taxable income that is currently distributed to its shareholders.

In order to enable the Company to qualify as a REIT in 2004, the Company was required to pay a dividend of its accumulated Earnings & Profits (E&P) by the end of 2003.  The Company, accordingly, paid a dividend of $230 million, which it believes to be sufficient to meet this requirement.

As a REIT, the Company will be subject to corporate level tax (built-in gains tax) on any appreciated property (i.e., property whose fair market value exceeds its adjusted tax basis as of the date of conversion) that it owned as of the date of conversion to a REIT if such property is disposed of in a taxable transaction at any time through 2013.  The built-in gains tax applies to that portion of the gain equal to the excess of the fair market value of the property over its tax basis as of the date of conversion.  The Company does not intend to enter into any taxable sale of its property during this period.

Upon the effective date of the Company’s change in tax status, it will reduce its deferred and other tax liabilities, which will result in a benefit of approximately $39 million in 2004.

3.  Significant Accounting Policies

(a)           Principles of consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, all of which are wholly-owned by the Company.  All significant intercompany balances and transactions have been eliminated.

(b)           Investments

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates this designation at each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  These investments are carried at amortized cost and are not adjusted for changes in market value.

The recorded cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity.  Amortization and accretion amounts are classified as components of investment income.  The cost of securities sold is based on the specific identification method.

(c)           Cash and cash equivalent

The Company considers all highly liquid financial instruments purchased with maturity of three months or less to be cash equivalents.

(d)           Fixed assets

Land, building and improvements, and other fixed assets are carried at cost. Expenditures for maintenance and repairs are expensed as incurred.  All direct and indirect costs of acquisition of the building have been capitalized.

Depreciation is computed using the straight-line method over the estimated useful lives of the building (50 year) and other depreciable assets (5-35 yrs).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, long-lived assets, such as building and improvements, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(e)           Revenue Recognition

The Company accounts for all leases as operating leases.  Deferred rents receivable, net, including free rental periods and lease arrangements allowing for increasing base rental payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective lease terms in accordance with the provisions of SFAS No. 13, Accounting for Leases.

Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable.  The Company recorded $3,056,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the year ended December 31, 2003.

(f)            Income Taxes

Deferred taxes result principally from differences in tax and financial statement reporting for deferred rents receivable and depreciation expense.

(g)           Fair value of financial instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies.  However, considerable judgment is required in interpreting market data to develop estimates of fair value.

(h)           Accounts Receivable

The reserve method is utilized for computing any bad debt expenditures, with a valuation allowance being recorded to reduce receivables to the net amount expected to be collected.  There were no writeoffs in 2003.

(i)            Deferred Expenses

Deferred expenses, which represent certain expenditures incurred in obtaining new tenants and preparing the premises for occupancy, are amortized using the straight-line method over the terms of the related tenants’ leases or its estimated useful life, whichever is shorter.

Deferred costs incurred in connection with obtaining debt financing are being amortized over the term of the loan using the straight-line method, which approximates the effective interest rate method.

(j)            Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management of the Company to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year.  Significant items subject to such estimates and assumptions include the carrying amount and estimation of useful lives of property and improvements; and valuation allowances for receivables.  Actual results could differ from those estimates.

4.  Investments

At December 31, 2003, the amortized cost of the investment portfolio was $2,570,000.  The investments consist of debt securities classified as held-to-maturity which bear interest at fixed rates ranging from 3.98% to 7.75% at December 31, 2003, and mature at various dates from 2004 through 2005.  The fair value of these investments is estimated on the basis of quoted market prices or fair values of similar investments which are actively traded.  At December 31, 2003, the amortized cost of the Company’s investments approximated the fair value.

During 2003, the Company sold three debt securities for $4.7 million, realizing a pretax gain of approximately $107,000.  Additionally, three debt securities were redeemed at maturity for $3.0 million.  In February 2004, the Company sold the remaining two debt securities for $2.6 million, realizing a pretax gain of approximately $33,000.  The liquidation of the investment portfolio was effected in preparation for the conversion to REIT status.

5.  Loan Payable

On December 23, 2003, the Company obtained a Loan in the original principal amount of $175 million from a Bank, which matures on December 23, 2006.

The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate).  Interest is due on the outstanding principal balance in arrears.  The loan carried an average interest rate of 2.12% during 2003, and requires periodic interest payments.  The entire outstanding principal balance is payable on the maturity date.  The Company has the option to extend the term of the loan for two consecutive terms of one year each subject to an extension fee based on the original principal amount of the loan.

The loan may not be prepaid in whole or in part, subject to costs incurred by the Lender, prior to the Lockout Period (June 23, 2005), unless the Company has been unable to obtain REIT status by December 31, 2004.

At December 31, 2003, the carrying amount of the loan approximates fair value, which was estimated by calculating the present value of its cash flows, discounted at a fair market rate, which would currently be available.

The Company repaid its $19.3 million mortgage payable on December 23, 2003.  The mortgage carried an average interest rate of l.63% during 2003.  The mortgage had been collaterized by the land, building, and tenant leases.

6.  Provision for taxes

The provision for taxes is summarized as follows:

($ 000s)	2003

Current:
Federal	$18,871
State and local taxes	11,140
30,011
Deferred
Federal	1,344
State and local taxes	476
1,820
Total provision for taxes	$31,831

A reconciliation between tax expense for 2003 computed by applying the federal statutory rates to the pretax book income and the actual tax provision is as follows:

	2003
	Amount	% of pretax Income
($000s)

Federal tax at statutory rates	$24,242	35.0%
Federal tax benefit of state and local taxes and other	(4,027)	(5.8)%
Federal taxes	20,215	29.2%
State and local taxes	11,616	16.8%
Total provision for taxes	$31,831	46.0%

The tax effects of temporary differences give rise to deferred tax liabilities (assets) and at December 31, 2003 consisted of the following items:

($ 000s)	2003

Depreciation and amortization methods	$17,158
Lease incentives	25,476
All other items	(1,458)
Total deferred tax liabilities	$41,176

7.  Tenant Leasing Arrangements

The Company leases office, shop, and storage space to tenants in the Property through non-cancelable operating leases expiring through 2020.  The leases require fixed minimum monthly payments over their terms and also adjustments to rent for the tenants’ proportionate share of changes in certain costs and expenses of the building.  Certain leases also provide for additional rent which is based upon a percentage of the sales of the lessee.

Minimum future rentals from tenants under noncancelable operating leases as of December 31, 2003 are approximately as follows:

($ 000s)	Total	RGII and Related Subsidiaries

Year ending December 31:
2004	$113,441	$2,849
2005	112,894	2,849
2006	114,221	2,856
2007	110,754	3,012
2008	105,390	3,166
Thereafter	799,529	9,349
Total	$1,356,229	$24,081

Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations.  Future rentals from three unrelated parties in the businesses of financial services and publishing amount to approximately 54% of total minimum future rentals listed above.  Rental income from these tenants amounted to approximately 59% of total rental revenues for 2003.  These tenants’ leases expire in 2007, 2013 and 2020.  RGII’s lease expires on December 31, 2011.

8.  Related party transactions

Rental revenues and sales of services included $21,557,000 from MHC for the year ended December 31, 2003.  Accounts receivable included $287,000 receivable from MHC at December 31, 2003, related primarily to operating and real estate tax escalation.  Rental revenues and sales of services also included $3,333,000 from RGII and related subsidiaries for the year ended December 31, 2003.  Accounts receivable included $146,000 due from RGII at December 31, 2003, related primarily to operating and real estate tax escalation.

The Company receives a number of management and operating services from RGII and its affiliates.  Amounts included in operating expenses for these services were $6,965,000 for the year ended December 31, 2003.  The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

The Company participated in a cash management system under which its funds, together with the funds of other related companies, were managed by RGII, with whom the responsibility for the funds rested.  The participants either earned or were charged interest at rates approximating the “AA commercial paper” rate, depending on whether they have positive or overdraft account balances in the system.  As of December 23, 2003, the Company maintains its own cash account.  The Company earned net interest income of $818,000 during 2003, relating to funds within the cash management system.

At December 31, 2003, the balance due to RGII affiliates, amounted to $701,000, consisted primarily of amounts for services performed by RGII affiliates.

MHC occupies under lease 443,609 square feet or 18% of the Property as of December 31, 2003.  Of this space, 23,071 square feet under lease expires on April 30, 2004 and the remainder expires on March 31, 2020.

9.  Cash flows from changes in certain assets and liabilities

The cash flows from changes in certain assets and liabilities of the Company as of December 31, 2003 were as follows:

($ 000s)	2003

Decrease (increase) in:
Accounts receivable, net	$428
Prepaid real estate taxes	(11,284)
Other assets	(2,067)
(Decrease) increase in:
Accrued federal, state and local taxes	(2,383)
Other current liabilities	112
Amortization of deferred financing costs	28
Other non-current liabilities	96
Accounts payable and accrued expenses	3,502
Total changes in certain assets and liabilities	$(11,568)

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.   CONTROLS AND PROCEDURES

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

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders – Compliance with Section 16(a) of the Securities Exchange Act of 1934” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2004 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2004 (the “2004 Proxy Statement”), is incorporated herein by reference.

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP.

Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Income for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2003

Consolidated Financial Statements and Report of Ernst & Young LLP. Independent Auditors for Rock–Green, Inc.
Consolidated Balance Sheet as of December 31, 2003
Consolidated Statement of Income for the year ended December 31, 2003
Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2003
Consolidated Statement of Cash Flows for the year ended December 31, 2003
Notes to the Consolidated Financial Statements

The consolidated financial statements of Rock-Green, Inc. are being provided to comply with applicable rules and regulations of the Securities and Exchange Commission.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

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

3.5           Articles Supplementary designating the Company’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share incorporated by reference to the Company’s Form 8-K, dated December 3, 2003, filed with the Commission on December 10, 2003.

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

4.3           Form of stock certificate evidencing the 7.625% Series C Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.01 per share incorporated by reference to the Company’s Form 8-K, dated December 3, 2003, filed with the Commission on December 10, 2003.

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

10.5         Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, filed herewith.

10.6         Form of Articles of Incorporation and Bylaws of the Management Corporation incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.7         Form of Registration Rights Agreement between the Company and the persons named therein incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.8         Amended 1997 Stock Option and Incentive Plan incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89964), filed with the Commission on June 6, 2002.

10.9         Employment and Non-competition Agreement between Stephen L. Green and the Company, dated August 20, 2002 incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.10       Employment and Non-competition Agreement between Michael W. Reid and the Company, dated February 26, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.11       Amended and Restated Employment and Non-competition Agreement between Marc Holliday and the Company, dated January 17, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.12       Amended and Restated Employment and Non-competition Agreement between Gerard T. Nocera and the Company, dated September 30, 1998 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.13       Employment and Non-competition Agreement between Thomas E. Wirth and the Company, dated August 23, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.14       Amended and Restated Employment and Non-competition Agreement between Marc Holliday and the Company, dated January 1, 2004, filed herewith.

10.15       Employment and Non-competition Agreement between Andrew Mathias and the Company, dated January 1, 2004, filed herewith.

10.16       Employment and Non-competition Agreement between Gregory Hughes and the Company, dated February 3, 2004, filed herewith.

10.17       Form of June 27, 2000 Revolving Credit and Guaranty Agreement incorporated by reference to the Company’s Form 8-K, dated June 27, 2000, filed with the Commission on July 12, 2000.

10.18       Amended and Restated Revolving Credit and Guaranty Agreement, dated March 17, 2003, incorporated by referenced to the Company’s Form 10-Q, dated May 7, 2003, filed with the Commission on May 7, 2003.

10.19       First Amendment to Amended and Restated Revolving Credit and Guaranty Agreement, dated December 16, 2003, filed herewith.

10.20       Revolving Secured Credit and Guaranty Agreement, effective December 20, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.21       First Amendment to Revolving Secured Credit and Guaranty Agreement, dated March 30, 2001 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.22       Amended and Restated Revolving Secured Credit and Guaranty Agreement, dated December 16, 2003, filed herewith.

10.23       Amended and Restated Credit and Guaranty Agreement, dated February 6, 2003 incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.24       First Amendment to Amended and Restated Credit and Guaranty Agreement, dated June 5, 2003, incorporated by referenced to the Company’s Form 10-Q, dated August 12, 2003, filed with the Commission on August 12, 2003.

10.25       Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated December 16, 2003, filed herewith.

10.26       Form of Contribution Agreement by and among Astor Plaza Venture, L.P., 1515 Broadway Associates, L.P., The Equitable Life Assurance Society of the United States and SL Green Realty Acquisition LLC incorporated by reference to the Company’s Form 10-Q, for the quarter ended March 30, 2002, filed with the Commission on April 30, 2002.

10.27       Form of Contribution and Purchase and Sale Agreement between 220 News Buildings LLC and the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated December 12, 2002, filed with the Commission on December 13, 2002.

10.28       Modified Agreement of lease of Graybar Building dated December 30, 1957 between New York State Realty and Terminal Company with Webb & Knapp, Inc. and Graysler Corporation incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.29       Sublease between Webb & Knapp, Inc. and Graysler Corporation and Mary F. Finnegan dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.30       Operating Lease between Mary F. Finnegan and Rose Iacovone dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.31       Operating Sublease between Precision Dynamic Corporation and Graybar Building Company dated June 1, 1964 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.32       Form of Agreement of Sale and Purchase dated as of January 30, 1998 between Graybar Building Company, as Seller and SL Green Operating Partnership, L.P., as Purchaser incorporated by reference to the Company’s Form 8-K, dated March 18, 1998, filed with the Commission on March 31, 1998.

10.33       Share purchase agreement dated as of December 24, 2003, by and between The McGraw-Hill Companies, Inc., as seller and Green Hill Acquisition LLC as purchaser incorporated by reference to the Company’s Form 8-K/A, dated December 29, 2003, filed with the Commission on January 9, 2004.

10.34       2003 Long-Term OutPerformance Compensation Program, dated April 1, 2003, incorporated by reference to the Company’s Form 10-Q, dated August 12, 2003, filed with the Commission on August 12, 2003.

10.35       Separation agreement between Michael W. Reid and the Company dated February 3, 2004, filed herewith.

10.36       Interim employment agreement between Thomas E. Wirth and the Company dated February 3, 2004, filed herewith.

12.1         Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1         Subsidiaries of the Company filed herewith.

23.1         Consent of Ernst & Young LLP filed herewith.

31.1         Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2         Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1         Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2         Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)           Reports on Form 8-K

•              The Registrant filed a Current Report on Form 8-K on October 22, 2003 (reporting under Items 7, 9 and 12) in connection with its third quarter 2003 earnings release and supplemental information package.

•              The Registrant filed a Current Report on Form 8-K on December 3, 2003 (reporting under Item 5) in connection with updating Items 6, 7, 8 and 15(a)1 of our Form 10-K to reflect the properties sold during 2003 as discontinued operations.

•              The Registrant filed a Current Report on Form 8-K on December 8, 2003 (reporting under Items 7 and 9) in connection with an amendment to its long-term outperformance compensation plan, the adoption of SFAS 123 and an increase in its annual common stock dividend.

•              The Registrant filed a Current Report on Form 8-K on December 10, 2003 (reporting under Items 5 and 9) in connection with its sale of Series C Cumulative Redeemable Preferred Stock.

•              The Registrant filed a Current Report on Form 8-K on December 29, 2003 (reporting under Items 5 and 7) in connection with its acquisition of a 45% ownership interest in 1221 Avenue of the Americas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: March 15, 2004	By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Marc Holliday and Gregory F. Hughes, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 15, 2004
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 15, 2004
Marc Holliday	and Director

/s/ Gregory F. Hughes	Chief Financial Officer	March 15, 2004
Gregory F. Hughes

/s/ Michael W. Reid	Chief Operating Officer	March 15, 2004
Michael W. Reid

/s/ Thomas E. Wirth	Principal Accounting Officer	March 15, 2004
Thomas E. Wirth

/s/ John H. Alschuler, Jr.	Director	March 15, 2004
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	March 15, 2004
Edwin Thomas Burton, III

/s/ John S. Levy	Director	March 15, 2004
John S. Levy