Form 10-Q
period 2004-03-31
SL GREEN REALTY CORP
filed 2004-05-10
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 38,619,044 at April 30, 2004.

SL GREEN REALTY CORP.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Commercial real estate properties, at cost:
Land and land interests	$168,660	$168,032
Building and improvements	857,278	849,013
Building leasehold and improvements	317,734	317,178
Property under capital lease	12,208	12,208
	1,355,880	1,346,431
Less: accumulated depreciation	(165,333)	(156,768)
	1,190,547	1,189,663
Cash and cash equivalents	22,393	38,546
Restricted cash	47,768	59,542
Tenant and other receivables, net of allowance of $7,660 and $7,533 in 2004 and 2003, respectively	14,333	14,533
Related party receivables	3,524	5,242
Deferred rents receivable, net of allowance of $7,270 and $7,017 in 2004 and 2003, respectively	64,562	63,131
Structured finance investments, net of discount of none and $44 in 2004 and 2003, respectively	276,538	218,989
Investments in unconsolidated joint ventures	600,002	590,064
Deferred costs, net	44,379	39,277
Other assets	31,837	42,854
Total assets	$2,295,883	$2,261,841

Liabilities and Stockholders’ Equity
Mortgage notes payable	$515,018	$515,871
Revolving credit facilities	178,000	236,000
Term loans	367,410	367,578
Derivative instruments at fair value	11,518	9,009
Accrued interest payable	4,788	3,500
Accounts payable and accrued expenses	46,953	43,835
Deferred revenue/gain	8,623	8,526
Capitalized lease obligation	16,247	16,168
Deferred land leases payable	15,326	15,166
Dividend and distributions payable	24,003	18,647
Security deposits	22,776	21,968
Total liabilities	1,210,662	1,256,268

Commitments and Contingencies

Minority interest in Operating Partnership	52,263	54,281
Minority interest in partially-owned entities	493	510

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation performance, 6,300 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	151,981	151,981
Common stock, $0.01 par value 100,000 shares authorized and 38,551 and 36,016 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	385	360
Additional paid-in-capital	825,842	728,882
Deferred compensation plans	(17,642)	(8,446)
Accumulated other comprehensive loss	(3,704)	(961)
Retained earnings	75,603	78,966
Total stockholders’ equity	1,032,465	950,782
Total liabilities and stockholders’ equity	$2,295,883	$2,261,841

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues
Rental revenue, net	$61,511	$51,559
Escalation and reimbursement	9,790	8,178
Signage rent	70	325
Investment income	9,785	3,361
Preferred equity income	4,044	1,556
Other income	2,490	1,699
Total revenues	87,690	66,678
Expenses
Operating expenses including $1,896 (2004), $1,385 (2003) to affiliates	23,355	16,685
Real estate taxes	12,341	9,629
Ground rent	3,866	3,164
Interest	14,830	9,651
Depreciation and amortization	13,048	10,590
Marketing, general and administrative	10,903	3,186
Total expenses	78,343	52,905
Income from continuing operations before equity in net loss from affiliates, equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	9,347	13,773
Equity in net loss from affiliates	—	(97)
Equity in net income of unconsolidated joint ventures	10,551	4,176
Income from continuing operations before minority interest and discontinued operations	19,898	17,852
Minority interest in partially-owned entities	17	—
Minority interest in Operating Partnership attributable to continuing operations	(960)	(1,062)
Income from continuing operations	18,955	16,790
Net income from discontinued operations	—	1,733
Gain on sale of discontinued operations, net of minority interest	—	17,824
Net income	18,955	36,347
Preferred stock dividends	(3,000)	(2,300)
Preferred stock accretion	—	(131)
Net income available to common shareholders	$15,955	$33,916
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.42	$0.50
Net income from discontinued operations	—	0.03
Gain on sale of discontinued operations	—	0.58
Net income available to common shareholders	$0.42	$1.11
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.40	$0.49
Net income from discontinued operations	—	0.02
Gain on sale of discontinued operations	—	0.50
Net income available to common shareholders	$0.40	$1.01
Dividends per share	0.50	$0.465
Basic weighted average common shares outstanding	37,978	30,706
Diluted weighted average common shares and common share equivalents outstanding	42,010	38,182

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C Preferred	Common Stock		Additional Paid-	Deferred Compensation	Accumulated Other Comprehensive	Retained		Comprehensive
	Stock	Shares	Par Value	In-Capital	Plans	Loss	Earnings	Total	Income
Balance at December 31, 2003	$151,981	36,016	$360	$728,882	$(8,446)	$(961)	$78,966	$950,782
Comprehensive Income:
Net income							18,955	18,955	$18,955
Net unrealized loss on derivative instruments						(2,743)		(2,743)	(2,743)
SL Green’s share of joint venture net unrealized gain on derivative instruments									133
Preferred dividends							(3,000)	(3,000)
Redemption of units and DRIP proceeds		109	1	1,927				1,928
Deferred compensation plan & stock award, net		347	3	14,093	(14,096)			—
Amortization of deferred compensation plan					4,900			4,900
Net proceeds from common stock offering		1,800	18	73,617				73,635
Proceeds from stock options exercised		279	3	7,096				7,099
Stock-based compensation - fair value				227				227
Cash distributions declared ($0.50 per common share of which none represented a return of capital for federal income tax purposes)							(19,318)	(19,318)
Balance at March 31, 2004	$151,981	38,551	$385	$825,842	$(17,642)	$(3,704)	$75,603	$1,032,465	$16,345

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Operating Activities
Net income	$18,955	$36,347
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	—	1,776
Depreciation and amortization	13,048	10,590
Amortization of discount on structured finance investments	(44)	(40)
Gain on sale of discontinued operations	—	(17,824)
Equity in net loss from affiliates	—	97
Equity in net income from unconsolidated joint ventures	(10,551)	(4,176)
Minority interest	943	1,062
Deferred rents receivable	(1,431)	(2,227)
Allowance for bad debts	127	163
Amortization of deferred compensation	4,900	616
Changes in operating assets and liabilities:
Restricted cash – operations	1,332	(3,140)
Tenant and other receivables	73	(2,497)
Related party receivables	(1,423)	(345)
Deferred lease costs	(5,707)	(1,891)
Other assets	10,621	9,276
Accounts payable, accrued expenses and other liabilities	(570)	(4,529)
Deferred revenue	256	1,567
Deferred land lease payable	160	160
Net cash provided by operating activities	30,689	24,985
Investing Activities
Acquisitions of real estate property	—	(18,999)
Additions to land, buildings and improvements	(2,434)	(4,089)
Restricted cash – capital improvements/acquisitions	10,442	(26,813)
Investment in and advances to affiliates	—	149
Investments in unconsolidated joint ventures	(8,873)	——
Distributions from unconsolidated joint ventures	9,485	5,566
Net proceeds from disposition of rental property	—	62,478
Structured finance investments net of repayments/participations	(57,505)	(22,316)
Net cash used in investing activities	(48,885)	(4,024)
Financing Activities
Proceeds from mortgage notes payable	—	35,000
Repayments of mortgage notes payable	(853)	(50,255)
Proceeds from revolving credit facilities and term loans	34,000	106,000
Repayments of revolving credit facilities and term loans	(92,168)	(129,000)
Proceeds from stock options exercised	7,099	3,585
Net proceeds from sale of common stock	73,635	—
Capitalized lease obligation	79	75
Dividends and distributions paid	(18,028)	(17,404)
Deferred loan costs	(1,721)	(2,363)
Net cash provided by (used in) financing activities	2,043	(54,362)
Net decrease in cash and cash equivalents	(16,153)	(33,401)
Cash and cash equivalents at beginning of period	38,546	58,020
Cash and cash equivalents at end of period	$22,393	$24,619
Supplemental cash flow disclosures
Interest paid	$13,701	$8,541

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited, and dollars in thousands, except per share data)

March 31, 2004

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

Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of March 31, 2004, minority investors held, in the aggregate, a 5.5% limited partnership interest in the Operating Partnership.

As of March 31, 2004, the Company’s wholly-owned portfolio consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, or Manhattan, a borough of New York City.  As of March 31, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.8%.  The Company’s portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 7.3 million rentable square feet, and which had a weighted average occupancy of 95.7% as of March 31, 2004.  In addition, the Company manages three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, all allocations of distributions and profits and losses are made in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, the Company is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if the Company so elects, shares of common stock on a one-for-one basis.  In addition, the Company is prohibited from selling 673 First Avenue and 470 Park Avenue South through August 2009.

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2004 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly-owned or controlled by the Company or entities which are variable interest entities in which the Company is the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (see Note 5 and Note 6).  Entities which are not controlled by the Company and entities which are variable interest entities, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations (see Note 4).

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

Depreciation expense (including amortization of the capital lease asset) amounted to $10,763, and $8,116 for the three months ended March 31, 2004 and 2003, respectively.

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  Management does not believe that the value of any of its rental properties was impaired at March 31, 2004 and December 31, 2003.

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

As a result of its evaluation, under SFAS 141, of acquisitions made, the Company recorded a deferred asset of $2,995 representing the net value of acquired above and below market leases and assumed lease origination costs.  For the three months ended March 31, 2004, the Company recognized a reduction in rental revenue of $58, for the amortization of above market leases and a reduction in lease origination costs, and additional building depreciation of $1, resulting from the reallocation of the purchase price of the applicable properties.  The Company also recorded a deferred liability of $3,232 representing the value of a mortgage loan assumed at an above market interest rate.  For the three months ended March 31, 2004, the Company has recognized a $159 reduction in interest expense for the amortization of the above market mortgage.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of the employees of the Company provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $422 and $403 for the three months ended March 31, 2004 and 2003, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2004 and December 31, 2003.

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

Pursuant to amendments to the Code that became effective January 1, 2001, the Company has elected or may elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or “TRS.  In general, a TRS of the Company may perform non-customary services for tenants of the Company, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with the Company’s stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Based Employee Compensation Plans

The Company has a stock-based employee compensation plan, described more fully in Note 15.  Prior to 2003, the Company accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost was reflected in  net income prior to January 1, 2003, as all awards granted under those plans had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption selected by the Company under the provisions of FASB Statement No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004 and 2003.

	2004	2003
Dividend yield	5.00%	5.00%
Expected life of option	5 years	5 years
Risk-free interest rate	4.00%	4.00%
Expected stock price volatility	14.40%	17.91%

The following table illustrates the effect of net income available to common shareholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2004 and 2003, assuming all stock options had been granted under APB 25.

	Three Months Ended March 31,
	2004	2003
Net income available to common shareholders	$15,955	$33,916
Deduct stock option expense-all awards	(511)	(354)
Add back stock option expense included in net income	65	3
Allocation of compensation expense to minority interest	29	25
Pro forma net income available to common shareholders	$15,538	$33,590
Basic earnings per common share-historical	$0.42	$1.11
Basic earnings per common share-pro forma	$0.41	$1.10
Diluted earnings per common share-historical	$0.40	$1.01
Diluted earnings per common share-pro forma	$0.39	$1.00

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  The Company places its cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing the mortgage loans receivable is primarily located in Manhattan (see Note 5).  Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 3.1% of the Company’s share of annualized rent.  Approximately 18% and 13% of the Company’s annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, for the three months ended March 31, 2004 and 2003, respectively.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments at March 31, 2004.

Recently Issued Accounting Pronouncements

In January 2003, FASB issued FIN 46.  FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation 46R is required in financial statements of public entities for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on the Company’s results of operations or cash flows, but resulted in a gross-up of assets and liabilities by $2,543 and $629, respectively.  See Note 7.  The adoption of this pronouncement effective January 1, 2004, for the structured financeportfolio and joint ventures had no impact on the Company’s financial condition, results of operations or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

The Company did not acquired any wholly-owned properties during the three months ended March 31, 2004.

On February 13, 2003, the Company completed the acquisition of the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265,000.  Prior to the acquisition, the Company held a $53,500 preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, the Company earned a redemption premium totaling $4,380, which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260,600.  In connection with this acquisition, the Company assumed a $158,000 mortgage, which was due to mature in September 2004 and bore interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in the Operating Partnership having an aggregate value of approximately $11,275.  The remaining $42,200 of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, Shelton, CT, and borrowings under the Company’s unsecured revolving credit facility, which included the repayment of a $28,500 mezzanine loan on the property.  In December 2003, the Company refinanced the $158,000 mortgage with a new $210,000 10-year mortgage at an annual interest rate of 5.23% (see Note 9). The Company agreed that for a period of seven years after the acquisition, it would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in the Operating Partnership and who held interests in this property prior to the acquisition.

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

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2003 as though the 2003 acquisitions of 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003) and the $210,000 refinancing of 220 East 42nd Street (December 2003) and the equity investment in 1221 Avenue of the Americas (December 2003) (see Note 6) were completed on January 1, 2003 and the December 2003 Series C preferred stock and the January 2004 common stock were issued on that date.  There were no wholly-owned property acquisitions during the quarter ended March 31, 2004.

2003
Pro forma revenues	$74,749
Pro forma net income	$35,294
Pro forma earnings per common share-basic	$1.11
Pro forma earnings per common share and common share equivalents-diluted	$1.09
Pro forma common shares-basic	$1.01
Pro forma common share and common share equivalents-diluted	$1.00

4.  Property Dispositions and Assets Held for Sale

During the three months ended March 31, 2004, the Company did not dispose of any wholly-owed properties.

On March 26, 2003, the Company sold 50 West 23rd Street for $66,000.  The Company acquired the building at the time of its initial public offering in August of 1997, at a purchase price of approximately $36,600.  Since that time, the building was upgraded and repositioned enabling the Company to realize a gain of approximately $19,200.  The proceeds of the sale were used to pay off an existing $21,000 first mortgage and substantially all of the balance was reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

On May 21, 2003, the Company sold 875 Bridgeport Avenue, Shelton, CT, or Shaws, for $16,177 and the buyer assumed the existing $14,814 first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

On July 31, 2003, the Company sold 1370 Broadway for $57,500 realizing a gain of approximately $4,037.  The net proceeds were reinvested into the acquisition of 461 Fifth Avenue to effectuate a 1031 tax-free exchange.

At March 31, 2003, discontinued operations included the results of operations of real estate assets sold or held for sale, namely, 50 West 23rd Street which was sold in March 2003, 875 Bridgeport Avenue, Shelton, CT which was sold in May 2003 and 1370 Broadway which was sold in July 2003.  There were no assets held for sale as of March 31, 2004.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three months ended March 31, 2003.

Three Months Ended March 31, 2003
Revenues
Rental revenue	$3,732
Escalation and reimbursement revenues	595
Signage rent and other income	7
Total revenues	4,334
Operating expense	741
Real estate taxes	759
Interest	653
Depreciation and amortization	319
Total expenses	2,472
Income from discontinued operations	1,862
Gain on disposition of discontinued operations	19,152
Minority interest in operating partnership	(1,457)
Income from discontinued operations, net of minority interest	$19,557

5.  Structured Finance Investments

During the three months ended March 31, 2004 and 2003, the Company originated $80,045 and $23,040 in structured finance and preferred equity investments (net of discount), respectively.  There were also $22,496 and $54,183 in repayments and participations during those periods, respectively.  At March 31, 2004 and December 31,  2003, all loans were performing in accordance with the terms of the loan agreements.  All of the properties comprising the structured financial investments are located in the greater New York area.

As of March 31, 2004 and December 31, 2003, the Company held the following structured finance investments, excluding preferred equity investments:

Loan Type	Weighted Yield	Gross Investment	Senior Financing	2004 Principal Outstanding	2003 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	13.43%	$25,000	$110,000	$25,000	$24,957	April 2004
Mezzanine Loan	12.43%	15,000	178,000	15,000	15,000	January 2005
Mezzanine Loan (2) (3)	10.79%	15,000	102,000	14,914	12,445	October 2013
Mezzanine Loan (2) (4)	6.09%	3,500	15,000	3,500	3,500	September 2021
Mezzanine Loan (2) (4)	12.51%	40,000	184,000	40,000	—	February 2014
Junior Participation (5)	12.08%	11,000	46,500	11,000	11,000	May 2005
Junior Participation (5)	8.47%	30,000	110,000	30,000	30,000	September 2005
Junior Participation (5)	12.72%	15,000	167,000	15,000	15,000	September 2005
Junior Participation (2)	11.33%	37,500	477,500	37,500	—	January 2014
Junior Participation	—	—	—	—	500	December 2004
Junior Participation (6)	—	—	—	—	14,926	November 2004
		$192,000	$1,390,000	$191,914	$127,328

(1)          On July 20, 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors (“PREI”).  The Company retained a 50% interest in the loan.  The original investment was $50,000.  This investment was redeemed on April 9, 2004.

(2)          This is a fixed rate loan.

(3)          This is an amortizing loan.

(4)          The maturity date may be accelerated to July 2006 upon the occurrence of certain events.

(5)          These loans are subject to three one-year extension options from the initial maturity date.

(6)          On April 12, 2002, this loan, with an original investment of $30,000, was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.  This loan was redeemed in January 2004.

Preferred Equity Investments

Type	Weighted Yield	Gross Investment	Senior Financing	2004 Amount Outstanding	2003 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	10.06%	$8,000	$65,000	$7,779	$7,809	May 2006
Preferred equity	13.92%	38,000	38,000	5,479	5,479	July 2007
Preferred equity	12.14%	8,000	42,000	8,000	8,000	January 2006
Preferred equity (1) (3)	13.80%	59,380	24,700	59,380	59,380	April 2004
Preferred equity (1)	10.15%	4,000	44,000	3,986	3,993	August 2010
Preferred equity (4)	—	—	—	—	7,000	August 2006
		$117,380	$213,700	$84,624	$91,661

(1)          This is a fixed rate investment

(2)          The investment is subject to extension options.  The Company will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(3)          This investment was redeemed on April 1, 2004.

(4)          This investment was redeemed in March 2004 in connection with the acquisition of 19 West 44th Street.  See Note 6.

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

On December 29, 2003, the Company purchased a 45% ownership interest in 1221 Avenue of the Americas for $450,000, or $394 per square foot, from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounts for approximately 15.4% of property’s total revenue.  Rockefeller Group International, Inc.  retained its 55% ownership interest in 1221 Avenue of the Americas and continues to manage the property.  For the three months ended March 31, 2004, the Company recognized an increase in net equity in unconsolidated joint ventures of $86 as a result of amortizing the SFAS 141 adjustment.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450,000 was partially funded by the assumption of 45% of underlying property indebtedness of $175,000, or $78,750, and the balance was paid in cash.  This loan, which matures in December 2006, has an interest rate based on the Eurodollar plus 95 basis points (effective all-in weighted average interest rate for the quarter ended March 31, 2004 was 2.64%).  The Company funded the cash component, in part, with proceeds from its offering of 7.625% Series C cumulative redeemable preferred stock (net proceeds of approximately $152,000) that closed in December 2003.  The balance of the proceeds was funded with the Company’s unsecured revolving credit facility and a $100,000 non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

On December 1, 2000, the Company and Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41,250, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, the Company acts as the operating member for the joint venture, and is responsible for leasing and managing the property.  During the three months ended March 31, 2004 and 2003, the Company earned $43 and $65 for such services, respectively.  The acquisition was partially funded by a $32,000 mortgage.  The loan, which was to mature on December 1, 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 1, 2002, at which time principal payments began.  On July 17, 2003, this mortgage was repaid and replaced with a five year $45,000 first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG III

On May 4, 2000, the Company sold a 65% interest, for cash, in the property located at 321 West 44th Street to MSREF, valuing the property at $28,000.  The Company realized a gain of $4,797 on this transaction and retained a 35% interest in the property (with a carrying value of $6,500), which was contributed to MSSG I.  The property, a 203,000 square foot building located in the Times Square sub-market of Manhattan, was acquired by the Company in March 1998. Simultaneous with the closing of this joint venture, the venture received a $22,000 mortgage for the acquisition and capital improvement program, which was estimated at $3,300.  The interest only mortgage was scheduled to mature on April 30, 2004 and had an interest rate based on LIBOR plus 250 basis points.  In addition to retaining a 35% economic interest in the property, the Company, acting as the operating member for the joint venture, was responsible for redevelopment, construction, leasing and management of the property.  During the three months ended March 31, 2003, the Company earned $29 for such services.  The venture agreement provided the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

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

City Investment Fund

On March 16, 2004, the Company, through a joint venture with the City Investment Fund, or CIF, acquired the property located at 19 West 44th Street, or 19 West, for $67,000, including the assumption of a $47,200 mortgage, with the potential for up to an additional $2,000 in consideration based on property performance.  The Company previously held a $7,000 preferred equity investment in the property, that was redeemed at the closing.  The Company now holds a 35% equity interest in the property.  The joint venture financed the transaction by assuming the existing $31,800 first mortgage and a $15,400 mezzanine loan with all-in weighted interest rates of 2.35% and 8.5%, respectively. The effective all-in weighted average interest rate for the quarter ended March 31, 2004 was 4.60%.  The mortgage matures in September 2005 and is open for prepayment in April 2005.

19 West is an approximately 292,000 square foot office building located between Fifth and Sixth Avenues.  The Company acts as the operating partner for the joint venture and is responsible for leasing and managing the property. The joint venture agreement provides the Company with the opportunity to gain certain economic benefits based on the financial performance of the property.

SITQ Immobilier Joint Ventures

One Park Avenue

On May 25, 2001, the Company entered into a joint venture with respect to the ownership of the Company’s interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in the Company’s interests in the property based upon a gross aggregate price of $233,900, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150,000 mortgage was assumed by the joint venture.  The interest only mortgage, which was scheduled to mature on January 10, 2004, was extended for one year.  This mortgage has an interest rate based on LIBOR plus 150 basis points (effective all-in weighted average interest rate of 2.60% for the quarter ended March 31, 2004).  The Company provides management and leasing services for One Park.  During each of the three months ended March 31, 2004 and 2003, the Company earned $321, and $466, respectively, for such services.  During each of the three months ended March 31, 2004 and 2003, the Company earned $154 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, currently held through this joint venture, provide for substantially all of the economic interest in the property and gives the joint venture the sole option to purchase the ground lease position.  Accordingly, the Company has accounted for this joint venture as having an ownership interest in the property.

1250 Broadway

On November 1, 2001, the Company sold a 45% interest in 1250 Broadway, Manhattan, or 1250 Broadway, to SITQ based on the property’s valuation of approximately $121,500.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  This property is subject to an $85,000 mortgage. The interest only mortgage matures on October 21, 2004 and has a one-year as-of-right renewal option.  The mortgage has an interest rate based on LIBOR plus 250 basis points The Company entered into a swap agreement on its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005 (effective all-in weighted average interest rate of 6.54% for the quarter ended March 31, 2004).  The Company provides management and leasing services for 1250 Broadway.  During the three months ended March 31, 2004 and 2003, the Company earned $159 and $270, for such services.  During the three months ended March 31, 2004 and 2003, the Company earned $60 and $225 in asset management fees, respectively.

1515 Broadway

On May 15, 2002, the Company and SITQ acquired 1515 Broadway, Manhattan, or 1515 Broadway, for a gross purchase price of approximately $483,500.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with the Company retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 31, 2011.  The Company provides management and leasing services for 1515 Broadway.  During the three months ended March 31, 2004 and 2003, the Company earned $538 and $381, respectively for such services.  During the three months ended March 31, 2004 and 2003, the Company earned $245 and $164, respectively, in asset management fees.

1515 Broadway was acquired with $335,000 of financing of which a $275,000 first mortgage was provided by Lehman Brothers and Bear Stearns and $60,000 was provided by Goldman Sachs and Wells Fargo (the “Mezzanine Loans”).  The balance of the proceeds were funded from the Company’s unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275,000 first mortgage, which carries an interest rate of 145 basis points over the 30-day LIBOR (2.54% at March 31, 2004), matures in June 2004.  The mortgage has five one-year as-of-right extension options.  The Mezzanine Loans consist of two $30,000 loans.  The first mezzanine loan, which carries an interest rate of 350 basis points over the 30-day LIBOR (4.59% at March 31, 2004), matures in May 2007. The second mezzanine loan, which carries an interest rate of 450 basis points over the 30-day LIBOR (5.59% at March 31, 2004), matures in May 2007.  The Company entered into a swap agreement on $100,000 of its share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100,000 at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  The all-in blended  weighted average effective interest rate was 3.99% for the quarter ended March 31, 2004.

One tenant, whose leases end between 2008 and 2013, represents approximately 88.2% of this joint venture’s annualized rent at March 31, 2004.

Prudential Real Estate Investors Joint Venture

On February 18, 2000, the Company acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan, or 100 Park, for $95,800. 100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112,000.  On August 11, 2000, AIG/SunAmerica issued a $120,000 mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112,000 mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  The Company provides managing and leasing services for 100 Park.  During the three months ended March 31, 2004 and 2003, the Company earned $202, and $128 for such services, respectively.

The condensed combined balance sheets for the unconsolidated joint ventures at March 31, 2004 and December 31, 2003, are as follows:

	March 31, 2004	December 31, 2003
Assets
Commercial real estate property	$2,134,958	$2,045,337
Other assets	162,546	290,373
Total assets	$2,297,504	$2,335,710

Liabilities and members’ equity
Mortgage payable	$954,855	$907,875
Other liabilities	71,321	88,629
Members’ equity	1,271,328	1,339,206
Total liabilities and members’ equity	$2,297,504	$2,335,710
Company’s net investment in unconsolidated joint ventures	$600,002	$590,064

The difference between the investment in consolidated joint ventures and the Company joint venture member’s equity relates to purchase price adjustments.

The condensed combined statements of operations for the unconsolidated joint ventures for the three months ended March 31, 2004 and 2003 are as follows:

	2004	2003
Total revenues	$78,812	$44,296
Operating expenses	19,671	12,157
Real estate taxes	14,135	8,186
Interest	9,334	8,418
Depreciation and amortization	13,000	7,337
Total expenses	56,140	36,098
Net income before gain on sale	$22,672	$8,198
Company’s equity in net income of unconsolidated joint ventures	$10,551	$4,176

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain the Company’s qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  The Company, through the Operating Partnership, owns 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, the Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, the Company accounted for its investment in the Service Corporation on the equity basis of accounting because it had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and the Company is the primary beneficiary.  Therefore, effective July 1, 2003, the Company consolidated the operations of the Service Corporation.  For the three months ended March 31, 2004, the Service Corporation earned $1,681 of revenue and incurred $1,607 in expenses.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of the Company’s investment as of March 31, 2004 and December 31, 2003 was $3,774 and $3,955, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for the Company to recover its investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at March 31, 2004 and December 31, 2003 consisted of the following:

	2004	2003
Deferred financing	$24,185	$22,464
Deferred leasing	54,357	49,131
	78,542	71,595
Less accumulated amortization	(34,163)	(32,318)
	$44,379	$39,277

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2004 and December 31, 2003, respectively, are as follows:

Property	Maturity Date	Interest Rate	2004	2003
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,480	$13,532
70 West 36th Street (1)	5/1/09	7.90%	11,747	11,791
711 Third Avenue (1)	9/10/05	8.13%	47,925	48,036
420 Lexington Avenue (1)	11/1/10	8.44%	120,847	121,324
673 First Avenue (1)	2/11/13	5.67%	35,000	35,000
125 Broad Street (2)	10/11/07	8.29%	76,019	76,188
220 East 42nd Street	12/9/13	5.23%	210,000	210,000
Total fixed rate debt			515,018	515,871
Total floating rate debt			—	—
Total mortgage notes payable			$515,018	$515,871

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.

At March 31, 2004 and December 31, 2003, the net book value of the properties collateralizing the mortgage notes was $597,777 and $594,741, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and the Company’s share of joint venture debt as of March 31, 2004, excluding extension options, are as follows:

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans	Total	Joint Venture Debt
2004(1)	$2,542	$—	$—	$67,410	$69,952	$231,707
2005	4,158	47,247	—	—	51,405	99,751
2006	4,222	—	178,000	—	182,222	79,739
2007	7,613	73,341	—	1,324	82,278	1,059
2008	7,666	—	—	298,676	306,342	21,863
Thereafter	29,621	338,608	—	—	368,229	55,821
	$55,822	$459,196	$178,000	$367,410	$1,060,428	$489,940

(1)           These joint venture maturities include automatic as of extension rights through 2006.

Mortgage Recording Tax - Hypothecated Loan

The Operating Partnership mortgage tax credit loans totaled approximately $45,545 from LBHI at March 31, 2004.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of the Company’s cash, which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2004.  We are currently in the process of extending this facility.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at March 31, 2004.  Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by the Company in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by the Company, the finance costs are deferred and amortized over the term of the new related mortgage. The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which the Company may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property, which the Company is acquiring with debt or is being financed by the Company, or to a third party for the same purposes.  As of March 31, 2004, the LBHI facility had total capacity of $200,000.

10.  Credit Facilities

Unsecured Revolving Credit Facility

On March 17, 2003, the Company renewed its $300,000 unsecured revolving credit facility from a group of 13 banks.  The Company has a one-time option to increase the capacity under the unsecured revolving credit facility to $375,000 at any time prior to the maturity date.  The unsecured revolving credit facility has a term of three years with a one-year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio.  If the Company was to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears.  At March 31, 2004, $78,000 was outstanding and carried an all-in effective quarterly weighted average interest rate of 2.87%.  Availability under the unsecured revolving credit facility at March 31, 2004 was further reduced by the issuance of letters of credit in the amount of $4,000.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

On December 20, 2001, the Company obtained a $75,000 secured revolving credit facility.  The secured revolving credit facility had a term of two years with a one-year extension option.  The extension option was exercised in December 2003.  This facility was increased to $125,000 on March 22, 2004.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on the Company’s leverage ratio, and is secured by various structured finance investments.  At March 31, 2004, $100,000 was outstanding and carried an all-in effective quarterly weighted average interest rate of 2.52%.  The secured revolving credit facility includes certain restrictions and covenants, which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

Term Loans

On December 5, 2002, we obtained a $150,000 unsecured term loan.  Effective June 5, 2003, the unsecured term loan was upsized to $200,000 and the term was extended by six months to June 2008.  As of March 31, 2004, we had $200,000 outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 5.18%.  The effective all-in interest rate on the unsecured term loan was 5.06% for the quarter ended at March 31, 2004.

On December 9, 2003, the Company entered into an unsecured non-recourse term loan for $67,578, and repaid the mortgage on 555 West 57th Street.  The terms of this loan are the same as those on the 555 West 57th Street mortgage. As a result, this loan, which matures in November 2004, carries an effective quarterly interest rate of 8.10 percent due to a LIBOR floor of 6.10% plus 200 basis points.  As of March 31, 2004, we had $67,410 outstanding under this term loan.  This loan was repaid on April 30, 2004.

On December 29, 2003, the Company closed on a $100,000 five-year non-recourse term loan secured by a pledge of the Company’s ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (effective all-in rate of 2.67% for the quarter ended March 31, 2004).  During April 2004, the Company entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2004 and December 31, 2003, the Company was in compliance with all such covenants.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loan have an estimated fair value based on discounted cash flow models of approximately $794,700, which exceeds the book value by approximately $12,300.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by the Company.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2004.  Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from April 1, 2004 to 2021.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2004 for the wholly-owned properties and the Company’s share of joint venture properties are as follows:

	Wholly-Owned Properties	Joint Venture Properties
2004	$246,799	$117,758
2005	234,739	115,389
2006	221,377	113,314
2007	206,579	110,620
2008	189,653	102,398
Thereafter	702,797	487,310
	$1,801,944	$1,046,789

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by the Company.  First Quality is owned by Gary Green, a son of Stephen L. Green, the Company’s chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by the Company to First Quality for services provided (excluding services provided directly to tenants) was approximately $934 and $668 for the three months ended March 31, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at the Company’s properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by the Company.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $924 and $710 for the three months ended March 31, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by the Company.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by the Company for such services was approximately $38 and $7 for the three months ended March 31, 2004 and 2003, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $64.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is offset against a consulting fee of $10 per month a Company affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $80,000 of first mortgage financing in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  The fees paid by the Company to Sonnenblick for such services was approximately $400 in 2003. In 2003, the Company also paid $623 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was $69 and $59 for the three months ended March 31, 2004 and 2003, respectively.

Amounts due from (to) related parties at March 31, 2004 and December 31, 2003 consisted of the following:

	2004	2003
17 Battery Condominium Association	$1,088	$290
19 West 44th Street	7	—
Officers and employees	1,727	1,743
Due from joint ventures	282	282
Other	420	2,927
Related party receivables	$3,524	$5,242

Management Indebtedness

On January 17, 2001, Mr. Marc Holliday, the Company’s then president, received a non-recourse loan from the Company in the principal amount of $1,000 pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from the Company in the principal amount of $300, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of the Company’s common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with the Company in order to modify the repayment terms of the $300 loan.  Pursuant to the agreement, $100 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by the Company through each of such date.  The balance outstanding on this loan, including accrued interest, was $254 on March 31, 2004.  In addition, the $300 loan shall be forgiven if and when the $1,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

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

15.  Stockholders’ Equity

Common Stock

The authorized capital stock of the Company consists of 200,000,000 shares, $.01 par value, of which the Company has authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2004, 38,551,340 shares of common stock and no shares of excess stock were issued and outstanding.

On January 16, 2004, the Company sold 1,800,000 shares of its common stock at a gross price of $42.33 per share.  The net proceeds from this offering (approximately $73,635) were used to pay down our unsecured revolving credit facility.

The Company filed a $500,000 shelf registration statement, which was declared effective by the Securities and Exchange Commission in March 2004.  This registration statement provides the Company with the ability to issue common and preferred stock, depository shares and warrants.  After giving effect to the Series D preferred stock, excluding the overallotment option, (see Note 23) the Company will have $440,000 available under the shelf.

Perpetual Preferred Stock

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

As of March 31, 2004, 96,556 shares were issued and approximately $3,700 of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of the Company’s board of directors, the board ratified a long-term, seven-year compensation program for senior management.  The program, which measures the Company’s performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of the Company’s common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from the Company’s Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  The Company will record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3,200.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25,500) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $163 and none was recorded during the three months ended March 31, 2004 and 2003, respectively.

Stock Option Plan

During August 1997, the Company instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code (“ISOs”), (ii) the grant of stock options that do not qualify (“NQSOs”), (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At March 31, 2004, approximately 4,500,000 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options as of March 31, 2004 and December 31, 2003 and changes during the periods then ended are presented below:

	2004		2003
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,250,231	$26.80	3,278,663	$25.49
Granted	100,000	$43.25	327,000	$35.09
Exercised	(278,517)	$25.17	(347,099)	$22.14
Lapsed or cancelled	(1)	$18.50	(8,333)	$24.52
Balance at end of period	3,071,713	$27.47	3,250,231	$26.80

All options were granted within a price range of $18.44 to $43.25.  The remaining weighted average contractual life of the options was 7.4 years.

Earnings Per Share

Earnings per share for the three months ended March 31, is computed as follows (in thousands):

Numerator (Income)	2004	2003
Basic Earnings:
Income available to common shareholders	$15,955	$33,916
Effect of Dilutive Securities:
Redemption of Units to common shares	960	2,520
Preferred Stock (as converted to common shares)	—	2,431
Stock options	—	—
Diluted Earnings:
Income available to common shareholders	$16,915	$38,867

Denominator (Weighted Average Shares)	2004	2003
Basic Shares:
Shares available to common shareholders	37,978	30,706
Effect of Dilutive Securities:
Redemption of Units to common shares	2,286	2,280
Preferred Stock (as converted to common shares)	—	4,699
Stock-based compensation plans	1,746	497
Diluted Shares	42,010	38,182

16.  Minority Interest

The unit holders represent the minority interest ownership in the Operating Partnership.  As of March 31, 2004 and December 31, 2003, the minority interest unit holders owned 5.5% (2,224,705 units) and 6.0% (2,305,955 units) of the Operating Partnership, respectively.  At March 31, 2004, 2,224,705 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

On February 13, 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

On March 28, 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans.  Contributions to these plans amounted to $918 and $767 during the three months ended March 31, 2004 and 2003, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

The Company has entered into employment agreements with certain executives.  Eight executives have employment agreements which expire between April 2004 and January 2010.  The cash-based compensation associated with these employment agreements totals approximately $2,796 for 2004.

During March 1998, the Company acquired an operating sub-leasehold position at 420 Lexington Avenue.  The operating sub-leasehold position requires annual ground lease payments totaling $6,000 and sub-leasehold position payments totaling $1,100 (excluding an operating sub-lease position purchased January 1999).  The ground lease and sub-leasehold positions expire in 2008.  The Company may extend the positions through 2029 at market rents.

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

The Company continues to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12,208 and cumulative amortization of $3,957, and $3,850 at March 31, 2004 and December 31, 2003, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2004.

March 31,	Capital lease	Non- cancellable operating leases

2004	$994	$10,329
2005	1,322	14,195
2006	1,416	13,301
2007	1,416	12,408
2008	1,416	12,408
Thereafter	54,736	310,283
Total minimum lease payments	61,300	$372,924
Less amount representing interest	45,053
Present value of net future minimum lease payments	$16,247

19.                               Financial Instruments: Derivatives and Hedging

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001 requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of the Company’s derivative financial instruments at March 31, 2004.  The notional value is an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	$70,000	6.510%	12/1999	11/2004	$(2,010)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(2,300)
Interest Rate Swap	$—	3.330%	8/2005	9/2006	(337)
Interest Rate Swap	$—	4.330%	9/2006	6/2008	(420)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(5,232)
Interest Rate Swap	$35,000	1.450%	12/2003	12/2004	(72)
Interest Rate Swap	$—	4.113%	12/2004	6/2008	(1,147)

On March 31, 2004, the derivative instruments were reported as an obligation at their fair value of $11,518.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $3,704, including a gain of $7,824 from the settlement of a forward swap.  This gain is being amortized over the ten-year term of its related mortgage obligation.  Currently, all derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  The Company estimates that approximately $6,146 of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

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

Selected results of operations for the three months ended March 31, 2004 and 2003, and selected asset information as of March 31, 2004 and December 31, 2003, regarding the Company’s operating segments are as follows:

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2004	$73,861	$13,829	$87,690
March 31, 2003	61,761	4,917	66,678

Income from continuing operations before minority interest:
Three months ended:
March 31, 2004	$8,004	$11,894	$19,898
March 31, 2003	13,829	4,023	17,852

Total assets
As of:
March 31, 2004	$2,019,345	$276,538	$2,295,883
December 31, 2003	2,042,852	218,989	2,261,841

Income from continuing operations before minority interest represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  The Company does not allocate marketing, general and administrative expenses ($10,903 and $3,186 for the three months ended March 31, 2004 and 2003, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
Income from continuing operations before minority interest	$19,898	$17,852
Minority interest in operating partnership attributable to continuing operations	(960)	(1,062)
Minority interest in partially-owned entities	17	—
Net income from continuing operations	18,955	16,790
Income from discontinued operations, net of minority interest	—	19,557
Net income	18,955	36,347
Preferred stock dividends	(3,000)	(2,300)
Preferred stock accretion	—	(131)
Net income available for common shareholders	$15,955	$33,916

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Issuance of common stock as deferred compensation	$14,096	$6,670
Derivative instruments at fair value	(11,518)	(9,009)
Issuance of units of limited partnership interest in connection with acquisition	—	12,845
Assumption of mortgage notes payable upon acquisition of real estate	—	234,641
Fair value of above and below market leases (SFAS 141) in connection with acquisitions	—	(2,995)
Fair value of debt assumed (SFAS 141) in connection with acquisition	—	3,232
Redemption premium purchase price adjustment	—	4,380
Assignment of mortgage note payable upon sale of real estate	—	14,814
Conversion of preferred equity investment	—	53,500
Conversion of Series A preferred stock	—	112,112
Assumption of our share of joint venture mortgage note payable	16,520	78,750
Tenant improvements and leasing commissions payable	20,317	14,533
Acquisitions of real estate	3,140	—

23.  Subsequent Events

During April 2004, the Company received $84,380 in redemptions with a weighted average interest rate of 13.69% in connection with certain of its structured finance investments.

On April 21, 2004, the Company formed Gramercy Capital Corp., or Gramercy Capital, and filed a registration statement in connection with its initial public offering, or IPO, to raise up to $200,000.  Gramercy Capital is a specialty finance company focused on originating and acquiring loans and other fixed-income investments secured by commercial and multifamily real estate.  The Company created Gramercy Capital to continue its structured finance business as a separate public company.  The existing fixed-income investment portfolio of the Company is not being contributed in connection with the IPO.  The Company will have a significant ownership interest in the business by investing up to $50,000 in the initial public offering and will own approximately 25% of the common stock outstanding after the offering.  The Company has formed a subsidiary to act as the external manager of Gramercy Capital and the Company will receive, if the IPO is successful, additional revenue through a management agreement and the Company’s other interests in Gramercy Capital.  Gramercy Capital intends to operate as and qualify as a REIT for federal income tax purposes.

During April 2004, the Company entered into a $100,000 serial step swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.

On April 29, 2004, the Company priced a public offering of 2,400,000 shares of its 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock.  The shares of Series D preferred stock have a liquidation preference of $25 per share and will be redeemable at par at the option of the Company on or after May 27, 2009.  The underwriters have also been granted an option, exercisable for 30 days, to purchase up to an additional 360,000 shares of Series D preferred stock to cover over-allotments.  The closing of the offering is subject to customary conditions and is expected to occur on May 27, 2004.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K.

As of March 31, 2004, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of March 31, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.8%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 7.3 million rentable square feet, and which had a weighted average occupancy of 95.7% as of March 31, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at March 31, 2004 and December 31, 2003.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2004 and December 31, 2003.

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

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

The following comparison for the three months ended March 31, 2004, or 2004, to the three months ended March 31, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at March 31, 2004 and total 17 of our 20 wholly-owned properties, representing approximately 77% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$61.5	$51.6	$9.9	19.2%
Escalation and reimbursement revenue	9.8	8.2	1.6	19.5
Signage revenue	0.1	0.3	(0.2)	(66.7)
Total	$71.4	$60.1	$11.3	18.8%

Same-Store Properties	$54.6	$54.3	$0.3	0.6%
2003 Acquisitions	17.5	5.1	12.4	243.1
Other	(0.7)	0.7	(1.4)	(200.0)
Total	$71.4	$60.1	$11.3	18.8%

Occupancy in the Same-Store Properties remained flat at 96.9% at March 31, 2004 and 2003, but increased from 95.8% at December 31, 2003.  Rental revenue in the Same-Store Properties increased because new cash rents on previously occupied space by new tenants at Same-Store Properties was 6.8% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).  The increase in the 2003 Acquisitions is primarily due to owning these properties for the full quarter in 2004 compared to a partial period or not being included in 2003.

At March 31, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 0.3% higher than then existing in-place fully escalated rents.  Approximately 6.0% of the space leased at wholly-owned properties expires during 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($0.5 million) and the 2003 Acquisitions ($1.5 million) and offset by a decrease in Other ($0.4 million).  The increase in recoveries at the Same-Store Properties was primarily due to utility recoveries ($0.4 million).

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.6	$4.2	$6.4	152.4%
Investment and preferred equity income	13.8	4.9	8.9	181.6
Other	2.5	1.7	0.8	47.1
Total	$26.9	$10.8	$16.1	149.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($7.2 million).  Occupancy at our joint venture properties increased from 95.5% in 2003 to 95.7% in 2004.  At March 31, 2004, we estimated that current market rents at our joint venture properties were approximately 12.2% higher than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our joint venture properties expires during 2004.

The increase in investment income from structured finance investments was primarily due the weighted average investment balance outstanding and yield being $269.6 million and 12.16%, respectively, for 2004 compared to $125.2 million and 12.4%, respectively, for 2003.  In addition, we recognized a $4.2 million gain in 2004 from a partial distribution from a joint venture which owned a mortgage position in a portfolio of office and industrial properties.  The balance of the increase is from the receipt of exit fees due to the redemption of certain investments.

The increase in Other income was primarily due to fee income earned by the service corporation ($1.7 million), which was accounted for under the equity method prior to July 1, 2003.  This was offset by a reduction in lease-buyout income ($0.3 million), gains from the sale of non-real estate assets ($0.3 million) and asset management fees ($0.4 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$19.3	$13.2	$6.1	46.2%
Electric costs	4.1	3.5	0.6	17.1
Real estate taxes	12.3	9.6	2.7	28.1
Ground rent	3.9	3.2	0.7	21.9
Total	$39.6	$29.5	$10.1	34.2%

Same-Store Properties	$28.3	$26.5	$1.8	6.8%
2003 Acquisitions	8.8	2.2	6.6	300.0
Other	2.5	0.8	1.7	212.5
Total	$39.6	$29.5	$10.1	34.2%

Same-Store Properties operating expenses, excluding real estate taxes ($0.5 million), increased approximately $1.2 million.  There were increases in advertising, professional and condominium management costs ($0.6 million) and repairs, maintenance and payroll expenses ($0.5 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.5 million) due to higher assessed property values and the 2003 Acquisitions ($2.2 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$14.8	$9.7	$5.1	52.6%
Depreciation and amortization expense	13.0	10.6	2.4	22.6
Marketing, general and administrative expenses	10.9	3.2	7.7	240.6
Total	$38.7	$23.5	$15.2	64.7%

The increase in interest expense was primarily attributable to additional borrowings associated with new investment activity ($7.8 million).  This was partially offset by reduced interest costs due to dispositions ($1.0 million) and proceeds from our common and preferred equity offerings ($1.5 million).  The weighted average interest rate decreased from 5.60% for the quarter ended March 31, 2003 to 5.37% for the quarter ended March 31, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $653.3 million as of March 31, 2003 to $1,123.0 million as of March 31, 2004.

Marketing, general and administrative expenses represented 12.4% of total revenues in 2004 compared to 4.8% in 2003.  The increase is primarily due to a one-time charge related to a restricted stock award.

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

Cash Flows

Net cash provided by operating activities increased $5.7 million to $30.7 million for the three months ended March 31, 2004 compared to $25.0 million for the three months ended March 31, 2003.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments.

Net cash used in investing activities increased $44.9 million to $48.9 million for the three months ended March 31, 2004 compared to $4.0 million during the three months ended March 31, 2003.  The increase was due primarily to a new joint venture investment ($8.9 million) and net new structured finance investments ($35.2 million).  This was offset by the proceeds from the sale of 50 West 23rd Street ($62.5 million) in 2003.  There was a decrease in acquisitions and capital improvements in 2004 (none and $2.4 million, respectively) as compared to 2003 ($19.0 million and $4.1 million, respectively).  This relates primarily to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street in 2003.

Net cash provided by financing activities increased $56.4 million to $2.0 million for the three months ended March 31, 2004 compared to $54.4 million used in the three months ended March 31, 2003.  The increase was primarily due to the receipt of proceeds from the January 2004 common stock offering (approximately $73.6 million).  This was offset by net mortgage debt and credit facility repayments (approximately $20.8 million).

Capitalization

As of March 31, 2004, we had 38,551,340 shares of common stock, 2,224,705 units of limited partnership interest in the Operating Partnership units and 6,300,000 Series C preferred shares outstanding.

On January 16, 2004, we sold 1,800,000 shares of common stock under one of our shelf registration statements.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

We currently have the ability to issue up to an aggregate amount of $440 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004, provided the overallotment option described below is not exercised.

On April 29, 2004, we priced a public offering of 2,400,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock.  The shares of Series D preferred stock have a liquidation preference of $25 per share and will be redeemable at par at the option of the Company on or after May 27, 2009.  The underwriters have also been granted an option, exercisable for 30 days, to purchase up to an additional 360,000 shares of Series D preferred stock to cover over-allotments.  The closing of the offering is subject to customary conditions and is expected to occur on May 27, 2004.

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

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

As of March 31, 2004, we have issued 96,556 common shares and received approximately $3.7 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our board of directors, our board ratified a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 related to this plan was recorded during the three months ended March 31, 2004.

Market Capitalization

At March 31, 2004, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $489.9 million) represented 33.5% of our consolidated market capitalization of $3.2 billion (based on a common stock price of $47.70 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2004).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at March 31, 2004 and December 31, 2003, respectively (in thousands).

Debt Summary:	March 31, 2004	December 31, 2003
Balance
Fixed rate	$515,018	$515,871
Variable rate - hedged	270,000	270,000
Total fixed rate	785,018	785,871
Variable rate	175,410	267,578
Variable rate - supporting variable rate assets	100,000	66,000
Total variable rate	275,410	333,578
Total	$1,060,428	$1,119,449

Percent of Total Debt:
Total fixed rate	74.03%	70.20%
Variable rate	25.97%	29.80%
Total	100.00%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	6.51%	6.77%
Variable rate	2.67%	2.85%
Effective interest rate	5.37%	5.66%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.09% at March 31, 2004).  Our debt on our wholly-owned properties at March 31, 2004 had a weighted average term to maturity of approximately 5.0 years.

As of March 31, 2004, we had 13 structured finance investments collateralizing our secured revolving credit facility. Certain of our structured finance investments, totaling $109.5 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of March 31, 2004, our total mortgage debt (excluding our share of joint venture debt of approximately $489.9 million) consisted of approximately $515.0 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.87% and no unhedged variable rate debt.

Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At March 31, 2004, $78.0 million was outstanding under this unsecured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 2.87%.  Availability under this unsecured revolving credit facility at March 31, 2004 was further reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facility

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity to December 2006.  This secured revolving credit facility is secured by various structured finance investments.  At March 31, 2004, $100.0 million was outstanding under this secured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 2.52%.

Term Loans

On December 5, 2002, we obtained a $150.0 million unsecured term loan.  Effective June 5, 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  As of March 31, 2004, we had $200.0 million outstanding under the unsecured term loan at the rate of 150 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in quarterly interest rate on the unsecured term loan was 5.06% for 2004.

On December 9, 2003, the Company entered into an unsecured non-recourse term loan for $67,578, and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage. As a result, this loan, which was to mature in November 2004, carried an effective interest rate of 8.10 percent.  This loan was repaid on April 30, 2004.

On December 29, 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of the Company’s ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate and carried an effective all-in quarterly weighted average interest rate of 2.67%.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2004 and December 31, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2004 would increase our annual interest cost by approximately $2.9 million and would increase our share of joint venture annual interest cost by approximately $2.5 million, respectively.

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

Approximately $785.0 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2004 ranged from LIBOR plus 140 basis points to LIBOR plus 600 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loans and our share of joint venture debt, excluding extension options, and our obligations under our capital lease and ground leases, as of March 31, 2004 are as follows:

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Total	Joint Venture Debt
April 1, 2004	$2,542	$—	$67,410	$994	$10,329	$81,275	$231,707
2005	51,405	—	—	1,322	14,195	66,922	99,751
2006	4,222	178,000	—	1,416	13,301	196,939	79,739
2007	80,954	—	1,324	1,416	12,408	96,102	1,059
2008	7,666	—	298,676	1,416	12,408	320,166	21,863
Thereafter	368,229	—	—	54,736	310,283	733,248	55,821
	$515,018	$178,000	$367,410	$61,300	$372,924	$1,494,652	$489,940

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2004, we will incur approximately $23.7 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $9.3 million.  Of those total capital expenditures, approximately $4.5 million for wholly-owned properties and $0.8 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.00 per share, we would pay approximately $81.6 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $0.9 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.9 million and $0.7 million for the three months ended March 31, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $38,000 and $7,000 for the three months ended March 31, 2004 and 2003, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $64,000. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, we pay to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $69,000 and $59,000 for the three months ended March 31, 2004 and 2003, respectively.

Management Indebtedness

On January 17, 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  On April 17, 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 17, 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  On May 14, 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was $254,000 on March 31, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $80 million of first mortgage financing in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by us to Sonnenblick for such services was approximately $400,000 in 2003.  In 2003, we also paid $623,000 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue.

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

Other

Management

Gerard Nocera, who was an Executive Vice President and Director of Real Estate, was promoted to Chief Operating Officer effective May 1, 2004.

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

Our debt instruments, consisting of mortgage loans and mezzanine loans secured by our properties (which are generally non-recourse to us), ground leases and our secured and unsecured revolving credit facilities and unsecured term loan, contain customary covenants requiring us to maintain insurance.  There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions.  In addition, if lenders insist on full coverage for these risks, it would adversely affect our ability to finance and/or refinance our properties and to expand our portfolio or result in substantially higher insurance premiums.

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

Funds from Operations for the three months ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Income before minority interest, gain on sales and preferred stock dividends	$19,898	$17,852
Add:
Depreciation and amortization	13,048	10,590
FFO from discontinued operations	—	2,184
FFO adjustment for unconsolidated joint ventures	6,000	3,387
Less:
Dividends on convertible preferred shares	—	(2,300)
Dividends on perpetual preferred shares	(3,000)	—
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(956)	(1,485)
Funds From Operations — basic	34,990	30,228
Dividends on preferred shares	—	2,300
Funds From Operations – diluted	$34,990	$32,528
Cash flows provided by operating activities	$30,689	$24,985
Cash flows used in investing activities	$(48,885)	$(4,024)
Cash flows provided by (used in) financing activities	$2,043	$(54,362)

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters’ wage.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are general economic and business (particularly real estate) conditions either nationally or in New York City being less favorable than expected, the potential impact of terrorist attacks on the national, regional and local economies including in particular, the New York City area and our tenants, the business opportunities that may be presented to and pursued by us, changes in laws or regulations (including changes to laws governing the taxation of REITs), risk of acquisitions, risks of structured finance investments, availability and creditworthiness of prospective tenants, availability of capital (debt and equity), interest rate fluctuations, competition, supply and demand for properties in our current and any proposed market areas, tenants’ ability to pay rent at current or increased levels, accounting principles, policies and guidelines applicable to REITs, environmental, regulatory and/or safety requirements, tenant bankruptcies and defaults, the availability and cost of comprehensive insurance, including coverage for terrorist acts, and other factors, many of which are beyond our control.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Rate Risk” for additional information regarding our exposure to interest rate fluctuations.

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of March 31, 2004 (in thousands):

		Long-Term Debt
		Average Interest Rate		Average Interest Rate	Mortgage Receivables
Date	Fixed Rate		Variable Rate		Amount	Weighted Yield
2004	$72,542	6.24%	$—	—	$84,380	13.69%
2005	51,405	5.90%	—	—	71,000	10.76%
2006	4,222	5.89%	175,410	2.68%	15,781	11.11%
2007	80,954	5.88%	1,324	2.62%	5,478	13.92%
2008	207,666	6.39%	98,676	2.62%	99,899	11.49%
Thereafter	368,229	6.85%	—	—	—	—
Total	$785,018	6.41%	$275,410	2.66%	$276,538	12.00%
Fair Value	$794,700		$275,410		$276,538

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of March 31, 2004 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2004(1)	$147,273	6.04%	$84,434	3.20%
2005	925	7.05%	98,826	2.62%
2006	989	7.06%	78,750	2.69%
2007	1,059	7.06%	—	—
2008	21,863	7.07%	—	—
Thereafter	55,821	8.00%	—	—
Total	$227,930	6.94%	$262,010	2.93%
Fair Value	$232,100		$262,010

(1)          Included in this item is $184,250 based on the contractual maturity date of the debt on 1515 Broadway. This loan has five one-year as-of-right extension options.

The table below lists all of our derivative instruments, including joint ventures, and their related fair value as of March 31, 2004 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	Fleet loan	LIBOR	$70,000	6.580%	12/1999	11/2004	$(2,010)
Interest Rate Swap	Term loan	LIBOR	65,000	4.010%	11/2001	8/2005	(2,300)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	(337)
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	(420)
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(5,232)
Interest Rate Swap (1)	Term loan	LIBOR	35,000	1.450%	12/2003	12/2004	(72)
Interest Rate Swap (1)	Term loan	LIBOR	—	4.113%	12/2004	6/2008	(1,147)
Total Consolidated Hedges			$270,000				$(11,518)
Interest Rate Swap (2)	1250 Broadway	LIBOR	$46,750	4.038%	11/2001	1/2005	$(1,048)
Interest Rate Swap (2)	1515 Broadway	LIBOR	100,000	2.299%	8/2002	6/2004	(244)
Interest Rate Swap (2)	1515 Broadway	LIBOR	—	1.855%	6/2004	6/2005	(398)
Total Joint Venture Hedges			$146,750				$(1,690)

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at March 31, 2004.

(1)                                  This is a step swap with an initial term of one year followed by a four year term.

(2)                                  This represents a hedge on a portion of our share of the unconsolidated joint venture debt.

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

None

ITEM 5.                                                     OTHER INFORMATION

None

ITEM 6.                                                   EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1                           Second Amended and Restated Secured Credit and Guarantee Agreement dated March 22, 2004 filed herewith.

10.2                           Amended and Restated Employment and Non-competition Agreement between Marc Holliday and the Company, dated January 1, 2004, incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.3                           Employment and Non-competition Agreement between Andrew Mathias and the Company, dated January 1, 2004, incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.4                           Employment and Non-competition Agreement between Gregory Hughes and the Company, dated February 3, 2004, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.5                           Separation agreement between Michael W. Reid and the Company dated February 3, 2004, incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.6                           Interim employment agreement between Thomas E. Wirth and the Company dated February 3, 2004, incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

(b)  Reports on Form 8-K:

The Registrant filed a Current Report on Form 8K/A dated December 29, 2003 and filed on January 9, 2004 (reporting under Items 2 and 7) in connection with its providing pro forma financial information relating to its acquisition of a 45% ownership interest in 1221 Avenue of the Americas.

The Registrant file a Current Report on Form 8-K dated January 13, 2004 and filed on January 14, 2004 (reporting under Items 5 and 7) in connection with the sale of 1.8 million shares of our common stock.

The Registrant filed a Current Report on Form 8-K dated January 27, 2004 and filed on January 28, 2004 (reporting under Items 7 and 12) in connection with its fourth quarter 2003 earnings release and supplemental information package.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

		By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer

Date:	May 10, 2004