Form 10-Q
period 2004-06-30
SL GREEN REALTY CORP
filed 2004-08-09
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 38,752,646 at July 30, 2004.

SL GREEN REALTY CORP.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Commercial real estate properties, at cost:
Land and land interests	$174,625	$168,032
Building and improvements	862,527	849,013
Building leasehold and improvements	320,969	317,178
Property under capital lease	12,208	12,208
	1,370,329	1,346,431
Less: accumulated depreciation	(175,601)	(156,768)
	1,194,728	1,189,663
Cash and cash equivalents	65,045	38,546
Restricted cash	41,868	59,542
Tenant and other receivables, net of allowance of $7,837 and $7,533 in 2004 and 2003, respectively	14,347	14,533
Related party receivables	4,509	5,242
Deferred rents receivable, net of allowance of $7,597 and $7,017 in 2004 and 2003, respectively	66,811	63,131
Structured finance investments, net of discount of $2,088 and $44 in 2004 and 2003, respectively	264,296	218,989
Investments in unconsolidated joint ventures	502,658	590,064
Deferred costs, net	44,831	39,277
Other assets	57,521	42,854
Total assets	$2,256,614	$2,261,841

Liabilities and Stockholders’ Equity
Mortgage notes payable	$514,180	$515,871
Revolving credit facilities	104,900	236,000
Term loans	300,000	367,578
Derivative instruments at fair value	1,277	9,009
Accrued interest payable	4,135	3,500
Accounts payable and accrued expenses	57,801	43,835
Deferred revenue/gain	8,599	8,526
Capitalized lease obligation	16,328	16,168
Deferred land leases payable	15,486	15,166
Dividend and distributions payable	23,447	18,647
Security deposits	23,182	21,968
Total liabilities	1,069,335	1,256,268

Commitments and Contingencies

Minority interest in Operating Partnership	53,756	54,281
Minority interest in partially-owned entities	484	510

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 2,450 and none issued and outstanding at June 30, 2004 and December 31, 2003, respectively	58,873	—
Common stock, $0.01 par value 100,000 shares authorized and 38,692 and 36,016 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	387	360
Additional paid-in-capital	830,821	728,882
Deferred compensation plans	(17,051)	(8,446)
Accumulated other comprehensive income (loss)	6,337	(961)
Retained earnings	101,691	78,966
Total stockholders’ equity	1,133,039	950,782
Total liabilities and stockholders’ equity	$2,256,614	$2,261,841

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues

Rental revenue, net	$63,477	$59,309	$124,988	$110,868
Escalation and reimbursement	10,372	10,022	20,162	18,200
Signage rent	52	407	122	732
Investment income	6,424	2,718	16,209	6,079
Preferred equity income	2,138	731	6,182	2,287
Other income	6,982	1,164	9,472	2,863
Total revenues	89,445	74,351	177,135	141,029

Expenses
Operating expenses including $1,521 and $3,427 (2004) and $1,986 and $3,373 (2003) to affiliates, respectively	22,249	19,313	45,604	35,998
Real estate taxes	12,339	10,955	24,680	20,584
Ground rent	3,866	3,266	7,732	6,430
Interest	14,578	11,574	29,408	21,225
Depreciation and amortization	13,318	11,573	26,366	22,163
Marketing, general and administrative	4,467	2,804	15,370	5,990
Total expenses	70,817	59,485	149,160	112,390
Income from continuing operations before equity in net loss from affiliates, equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	18,628	14,866	27,975	28,639
Equity in net loss from affiliates	—	(99)	—	(196)
Equity in net income of unconsolidated joint ventures	10,834	3,651	21,385	7,827
Income from continuing operations before minority interest and discontinued operations	29,462	18,418	49,360	36,270
Equity in net gain on sale of interest in unconsolidated joint venture	22,012	—	22,012	—
Minority interest in partially-owned entities	9	36	26	36
Minority interest in Operating Partnership attributable to continuing operations	(2,652)	(1,139)	(3,612)	(2,201)
Income from continuing operations, net of minority interest	48,831	17,315	67,786	34,105
Net income from discontinued operations, net of minority interest	—	958	—	2,691
Gain on sale of discontinued	—	(300)	—	17,524
Net income	48,831	17,973	67,786	54,320
Preferred stock dividends	(3,446)	(2,300)	(6,446)	(4,600)
Preferred stock accretion	—	(131)	—	(262)
Net income available to common shareholders	$45,385	$15,542	$61,340	$49,458
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.18	$0.48	$1.60	$0.95
Net income from discontinued operations	—	0.03	—	0.08
Gain on sale of discontinued operations	—	(0.01)	—	0.57
Net income available to common shareholders	$1.18	$0.50	$1.60	$1.60
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.13	$0.47	$1.54	$0.94
Net income from discontinued operations	—	0.03	—	0.08
Gain on sale of discontinued operations	—	(0.01)	—	0.49
Net income available to common shareholders	$1.13	$0.49	$1.54	$1.51
Dividends per common share	$0.50	$0.465	$1.00	$0.93
Basic weighted average common shares outstanding	38,638	31,082	38,308	30,895
Diluted weighted average common shares and common share equivalents outstanding	42,456	38,819	42,215	38,512

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited and amounts in thousands, except per share data)

			Common
	Series C	Series D	Stock		Additional	Deferred	Accumulated Other
	Preferred	Preferred		Par	Paid-	Compensation	Comprehensive	Retained		Comprehensive
	Stock	Stock	Shares	Value	In-Capital	Plans	Income (Loss)	Earnings	Total	Income

Balance at December 31, 2003	$151,981	$—	36,016	$360	$728,882	$(8,446)	$(961)	$78,966	$950,782
Comprehensive Income:
Net income								67,786	67,786	$67,786
Net unrealized loss on derivative instruments							7,298		7,298	7,298
SL Green’s share of joint venture net unrealized loss on derivative instruments										1,790
Preferred dividends								(6,446)	(6,446)
Redemption of units			81	1	1,911				1,912
Proceeds from DRIP plan			90	1	2,585				2,586
Deferred compensation plan & stock award, net			348	3	14,093	(14,096)			—
Amortization of deferred compensation plan						5,491			5,491
Net proceeds from common stock offering			1,800	18	73,617				73,635
Net proceeds from preferred stock offering		58,873							58,873
Proceeds from stock options exercised			357	4	9,214				9,218
Stock-based compensation – fair value					519				519
Cash distributions declared ($1.00 per common share of which none represented a return of capital for federal income tax purposes)								(38,615)	(38,615)

Balance at June 30, 2004	$151,981	$58,873	38,692	$387	$830,821	$(17,051)	$6,337	$101,691	$1,133,039	$76,874

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2004	2003
Operating Activities
Net income	$67,786	$54,320
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	—	2,129
Depreciation and amortization	26,366	22,163
Amortization of discount on structured finance investments	(17)	(80)
Gain on sale of discontinued operations	—	(18,830)
Equity in net loss from affiliates	—	196
Equity in net income from unconsolidated joint ventures	(21,385)	(7,827)
Equity in gain on sale of unconsolidated joint ventures	(22,012)	—
Minority interest	3,586	2,165
Deferred rents receivable	(4,006)	(5,267)
Allowance for bad debts	304	949
Amortization of deferred compensation	5,491	1,232
Changes in operating assets and liabilities:
Restricted cash – operations	7,301	(19,158)
Tenant and other receivables	(118)	(4,810)
Related party receivables	733	923
Deferred lease costs	(8,575)	(3,475)
Other assets	10,461	15,546
Accounts payable, accrued expenses and other liabilities	3,911	3,701
Deferred revenue	232	677
Deferred land lease payable	320	320
Net cash provided by operating activities	70,378	44,874
Investing Activities
Acquisitions of and deposits on real estate property	(31,310)	(16,749)
Additions to land, buildings and improvements	(8,044)	(15,376)
Restricted cash – capital improvements/acquisitions	10,373	(13,595)
Investment in and advances to affiliates	—	650
Investments in unconsolidated joint ventures	(9,582)	—
Distributions from unconsolidated joint ventures	142,002	8,521
Net proceeds from disposition of rental property	—	63,264
Structured finance investments net of repayments/participations	(47,351)	(33,298)
Net cash provided by (used in) investing activities	56,088	(6,583)
Financing Activities
Proceeds from mortgage notes payable	—	35,000
Repayments of mortgage notes payable	(1,691)	(51,213)
Proceeds from revolving credit facilities and term loans	187,900	118,000
Repayments of revolving credit facilities and term loans	(386,578)	(150,000)
Proceeds from stock options exercised	9,218	6,774
Net proceeds from sale of common stock	73,635	—
Net proceeds from sale of preferred stock	58,873	—
Capitalized lease obligation	160	150
Dividends and distributions paid	(39,927)	(35,028)
Deferred loan costs	(1,557)	(3,184)
Net cash used in financing activities	(99,967)	(79,501)
Net increase (decrease) in cash and cash equivalents	26,499	(41,210)
Cash and cash equivalents at beginning of period	38,546	58,020
Cash and cash equivalents at end of period	$65,045	$16,810
Supplemental cash flow disclosures
Interest paid	$28,773	$19,874

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2004

1.  Organization and Basis of Presentation

SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to shareholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our,” and “us” means the Company and all entities owed or controlled by the Company, including the Operating Partnership.

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of June 30, 2004, minority investors held, in the aggregate, a 5.4% limited partnership interest in the Operating Partnership.

As of June 30, 2004, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of June 30, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.7%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 7.3 million rentable square feet, and which had a weighted average occupancy of 96.1% as of June 30, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if we so elect, shares of common stock on a one-for-one basis.  In addition, we are prohibited from selling 673 First Avenue and 470 Park Avenue South before August 2009.

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2004 operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (see Note 5 and Note 6).  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $11.0 million, $21.8 million, $9.6 million and $17.8 million for the three and six months ended June 30, 2004 and 2003, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at June 30, 2004 and December 31, 2003.

Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

In accordance with Statement of Financial Accounting Standards No. 141, or SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS 141, of acquisitions made, we recorded a deferred asset of approximately $3.0 million representing the net value of acquired above and below market leases and assumed lease origination costs.  For the three and six months ended June 30, 2004 and 2003, we recognized a reduction in rental revenue of $58,000, $116,000, $55,000 and $55,000, respectively, for the amortization of above market leases and a reduction in lease origination costs, and additional building depreciation of $1,400, $2,900, $1,000 and $1,000 for the three and six months ended June 30, 2004 and 2003, respectively, resulting from the reallocation of the purchase price of the applicable properties.  We also recorded a deferred liability of $3.2 million representing the value of a mortgage loan assumed at an above market interest rate.  For the three and six months ended June 30, 2004 and 2003, we recognized a $162,000, $321,000, $149,000 and $149,000 reduction in interest expense for the amortization of the above market mortgage, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. These rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to us.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $472,000, $894,000, $407,000 and $809,000 for the three and six months ended June 30, 2004 and 2003, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at June 30, 2004 and December 31, 2003.

Rent Expense

Rent expense is recognized on a straight-line basis over the initial term of the lease.  The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheets.

Income Taxes

We are taxed as a REIT under Section 856(c) of the Code.  As a REIT, we generally are not subject to Federal income tax.  To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income to our stockholders and meet certain other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax on our taxable income at regular corporate rates.  We may also be subject to certain state, local and franchise taxes.  Under certain circumstances, Federal income and excise taxes may be due on our undistributed taxable income.

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or “TRS.”  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 15.  Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under those plans had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123, or SFAS 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of FASB Statement No. 148, or SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the recognition provisions will be applied to all employee awards granted, modified, or settled after January 1, 2003.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our plans have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price our stock on the business day preceding the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004 and 2003.

	2004	2003
Dividend yield	5.00%	5.00%
Expected life of option	5 years	5 years
Risk-free interest rate	4.00%	4.00%
Expected stock price volatility	14.40%	17.91%

The following table illustrates the effect of net income available to common shareholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2004 and 2003, assuming all stock options had been granted under APB 25 (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available to common shareholders	$45,385	$15,542	$61,340	$49,458
Deduct stock option expense-all awards	(489)	(375)	(998)	(758)
Add back stock option expense included in net income	129	—	194	—
Allocation of compensation expense to minority interest	27	26	55	53
Pro form net income available to common shareholders	$45,052	$15,193	$60,591	$48,753
Basic earnings per common share-historical	$1.18	$0.50	$1.60	$1.60
Basic earnings per common share-pro forma	$1.17	$0.49	$1.58	$1.58
Diluted earnings per common share-historical	$1.13	$0.49	$1.54	$1.51
Diluted earnings per common share-pro forma	$1.12	$0.48	$1.52	$1.49

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of the impact future awards may have on the results of our operations.

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

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives.  To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

We use a variety of commonly used derivative products that are considered plain vanilla derivatives.  These derivatives typically include interest rate swaps, caps, collars and floors.  We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes.  Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions.  Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive loss.  For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

Earnings Per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  This also includes units of limited partnership interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing the structured finance investments is primarily located in Manhattan (see Note 5).  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries and no single tenant in the wholly-owned properties contributes more than 4.7% of our share of annualized rent at June 30, 2004.  Approximately 18% and 13% of our annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the three months ended June 30, 2004.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments for the six months ended June 30, 2004.

Recently Issued Accounting Pronouncements

In January 2003, FASB issued FIN 46.  FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation 46R is required in financial statements of public entities for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on our results of operations or cash flows, but resulted in a gross-up of assets and liabilities by $2,543,000 and $629,000 respectively.  See Note 7.  The adoption of this pronouncement effective January 1, 2004, for the structured finance portfolio and joint ventures had no impact on our financial condition, results of operations or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

3.  Property Acquisitions

We did not acquire any wholly-owned properties during the six months ended June 30, 2004.

In February 2003, we completed the acquisition of the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265.0 million.  Prior to the acquisition, we held a $53.5 million preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, we earned a redemption premium totaling approximately $4.4 million, which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260.6 million.  In connection with this acquisition, we assumed a $158.0 million mortgage, which was due to mature in September 2004 and bore interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in our Operating Partnership having an aggregate value of approximately $11.3 million.  The remaining $42.2 million of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, Shelton, CT, and borrowings under our unsecured revolving credit facility, which included the repayment of a $28.5 million mezzanine loan on the property.  In December 2003, we refinanced the $158.0 million mortgage with a new $210.0 million 10-year mortgage at a fixed interest rate of 5.23% (see Note 9).  We agreed that for a period of seven years after the acquisition, we would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in our Operating Partnership and who held interests in this property prior to the acquisition.

In March 2003, we acquired condominium interests in 125 Broad Street, Manhattan, encompassing approximately 525,000 square feet of office space for approximately $92.0 million.  We assumed the $76.6 million first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, we issued 51,667 units of limited partnership interest in our Operating Partnership having an aggregate value of approximately $1.6 million.  The balance of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue.  This property is encumbered by a ground lease that the condominium can acquire in the future at a fixed price.  We acquired our portion of the underlying fee interest for approximately $6.0 million in June 2004.  We agreed that for a period of three years following the acquisition, we would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in our Operating Partnership and who held interests in this property prior to the acquisition.

In October 2003, we acquired the long-term leasehold interest in 461 Fifth Avenue, Manhattan, for $60.9 million.  The leasehold acquisition was funded, in part, with the proceeds from the sale of 1370 Broadway, Manhattan, which closed in July 2003.  As a 1031 tax-free exchange, the transaction enabled us to defer gains from the sale of 1370 Broadway and from the sale of 17 Battery Place South, Manhattan, which gain was initially re-invested in 1370 Broadway.  The balance of the acquisition was funded using our unsecured revolving credit facility.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the six months ended June 30, 2003 as though the 2003 acquisitions of 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003) and the $210.0 million refinancing of 220 East 42nd Street (December 2003) and the equity investment in 1221 Avenue of the Americas (December 2003) (see Note 6) were completed on January 1, 2003 and the December 2003 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, the January 2004 common stock and the April 2004 Series D preferred stock were issued on that date.  There were no wholly-owned property acquisitions during the six months ended June 30, 2004.

2003
Pro forma revenues	$149,100
Pro forma net income	$49,626
Pro forma earnings per common share-basic	$1.60
Pro forma earnings per common share and common share equivalents-diluted	$1.52
Pro forma common shares-basic	$1.51
Pro forma common share and common share equivalents-diluted	$1.44

4.  Property Dispositions and Assets Held for Sale

We did not sell any wholly-owned properties during the six months ended June 30, 2004.

In March 2003, we sold 50 West 23rd Street for $66.0 million.  We acquired the building at the time of our initial public offering in August of 1997, at a purchase price of approximately $36.6 million.  Since that time, the building was upgraded and repositioned enabling us to realize a gain of approximately $19.2 million.  The proceeds of the sale were used to pay off an existing $21.0 million first mortgage and substantially all of the balance was reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

In May 2003, we sold 875 Bridgeport Avenue, Shelton, CT, or Shaws, for $16.2 million and the buyer assumed the existing $14.8 million first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

In July 2003, we sold 1370 Broadway for $57.5 million realizing a gain of approximately $4.0 million.  The net proceeds were reinvested into the acquisition of 461 Fifth Avenue to effectuate a 1031 tax-free exchange.

At June 30, 2003, discontinued operations included the results of operations of real estate assets sold or held for sale, namely, 50 West 23rd Street which was sold in March 2003, 875 Bridgeport Avenue, Shelton, CT which was sold in May 2003 and 1370 Broadway which was sold in July 2003.  There were no assets held for sale as of June 30, 2004. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2003 (in thousands).

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Revenue
Rental revenue	$1,816	$5,4549
Escalation and reimbursement revenues	300	895
Signage rent and other income	243	250	-
Total revenues	2,359	6,694
Operating Expenses	416	1,155
Real estate taxes	369	1,129
Interest	243	896
Depreciation and amortization	301	622
Total expenses	1,329	3,802
Income from discontinued operations	1,030	2,892
Gain on disposition of discontinued operations	(322)	18,830
Minority interest in operating partnership	(50)	(1,507)
Income from discontinued operations, net of minority interest	$658	$20,215

5.  Structured Finance Investments

During the six months ended June 30, 2004 and 2003, we originated approximately $197.4 million and $34.1 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $152.1 million and $54.2 million in repayments and participations during those periods, respectively.  At June 30, 2004 and December 31,  2003, all loans were performing in accordance with the terms of the loan agreements.  All of the properties comprising the structured financial investments are located in the greater New York area.

As of June 30, 2004 and December 31, 2003, we held the following structured finance investments, excluding preferred equity investments with a weighted yield of 9.8% (in thousands):

Loan Type	Gross Investment	Senior Financing	2004 Principal Outstanding	2003 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,664	$12,445	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1)	40,000	184,000	40,000	—	February 2014
Mezzanine Loan	20,000	90,000	20,000	—	June 2006
Mezzanine Loan (4)	31,500	110,000	31,176	—	January 2006
Mezzanine Loan (5)	—	—	—	24,957	April 2004
Mezzanine Loan	—	—	—	15,000	January 2005
Junior Participation (6)	11,000	46,500	11,000	11,000	May 2005
Junior Participation (6)	30,000	125,000	15,045	30,000	September 2005
Junior Participation (1)	37,500	477,500	37,500	—	January 2014
Junior Participation	36,000	130,000	36,000	—	April 2006
Junior Participation	25,000	39,000	25,000	—	June 2006
Junior Participation	6,994	133,000	5,186	—	June 2014
Junior Participation	—	—	—	500	December 2004
Junior Participation (7)	—	—	—	14,926	November 2004
Junior Participation	—	—	—	15,000	September 2005
	$256,494	$1,465,000	$239,071	$127,328

(1)                    This is a fixed rate loan.

(2)                    This is an amortizing loan.

(3)                    The maturity date may be accelerated to July 2006 upon the occurrence of certain events.

(4)                    This investment is subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR.  The loan matures in December 2004.  The weighted yield is net of this financing.

(5)                    In July 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors, or PREI.  We retained a 50% interest in the loan.  The original investment was $50.0 million.  This investment was redeemed in April 2004.

(6)                    These loans are subject to three one-year extension options from the initial maturity date.

(7)                    On April 12, 2002, this loan, with an original investment of $30.0 million was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan.  This loan was redeemed in January 2004.

Preferred Equity Investments

As of June 30, 2004 and December 31, 2003, we held the following preferred equity investments with a weighted yield of 11.93% (in thousands):

Type	Gross Investment	Senior Financing	2004 Amount Outstanding	2003 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$8,000	$65,000	$7,765	$7,809	May 2006
Preferred equity (3)	38,000	38,000	5,479	5,479	July 2007
Preferred equity (3)	8,000	42,000	8,000	8,000	January 2006
Preferred equity (1)	4,000	44,000	3,981	3,993	August 2010
Preferred equity (1) (4)	—	—	—	59,380	April 2004
Preferred equity (5)	—	—	—	7,000	August 2006
	$58,000	$189,000	$25,225	$91,661

(1)                                  This is a fixed rate investment.

(2)                                  The investment is subject to extension options.  We will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(3)                                  This investment was redeemed in July 2004.

(4)                                  This investment was redeemed on April 1, 2004.

(5)                                  This investment was redeemed in March 2004 in connection with the acquisition of 19 West 44th Street.  See Note 6.

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

In December 2003, we purchased a 45% ownership interest in 1221 Avenue of the Americas for $450.0 million from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounts for approximately 15.4% of property’s total revenue.  Rockefeller Group International, Inc. retained its 55% ownership interest in 1221 Avenue of the Americas and continues to manage the property.  For the three and six months ended June 30, 2004, we recognized an increase in net equity in unconsolidated joint ventures of approximately $86,000 and $171,000, respectively as a result of amortizing the SFAS 141 adjustment.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450.0 million was partially funded by the assumption of 45% of underlying property indebtedness of $175.0 million, or $78.8 million, and the balance was paid in cash.  This loan, which matures in December 2006, has an interest rate based on the Eurodollar plus 95 basis points (effective all-in weighted average interest rate for the quarter ended June 30, 2004 was 2.01%).  We funded the cash component, in part, with proceeds from our offering of our Series C preferred stock (net proceeds of approximately $152.0 million) that closed in December 2003.  The balance of the proceeds was funded with our unsecured revolving credit facility and a $100.0 million non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

In December 2000, we along with Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41.3 million, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, we act as the operating member for the joint venture, and are responsible for leasing and managing the property.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $160,000, $203,000, $59,000 and $123,000 for such services, respectively.  The acquisition was partially funded by a $32.0 million mortgage.  The loan, which was to mature in December 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 2002, at which time principal payments began.  In July 2003, this mortgage was repaid and replaced with a five year $45.0 million first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG III

In May 2000, we sold a 65% interest, for cash, in the property located at 321 West 44th Street to MSREF, valuing the property at approximately $28.0 million.  We realized a gain of approximately $4.8 million on this transaction and retained a 35% interest in the property (with a carrying value of approximately $6.5 million), which was contributed to MSSG I.  We acquired the 203,000 square foot building, located in the Times Square sub-market of Manhattan, in March 1998.  Simultaneous with the closing of this joint venture, the venture received a $22.0 million mortgage for the acquisition and capital improvement program, which was estimated at approximately $3.3 million.  The interest only mortgage was scheduled to mature in April 2004 and had an interest rate based on LIBOR plus 250 basis points.  In addition to retaining a 35% economic interest in the property, we, acting as the operating member for the joint venture, were responsible for redevelopment, construction, leasing and management of the property.  During the three and six months ended June 30, 2003, we earned approximately $145,000 and $174,000 for such services.  The venture agreement provided us with the opportunity to gain certain economic benefits based on the financial performance of the property.

In December 2003, the MSSG III joint venture sold the property for a gross sales price of $35.0 million, excluding closing costs.  MSSG III realized a gain of approximately $271,000 on the sale of which our share was approximately $95,000.  We also recognized a gain of approximately $3.0 million, which had been deferred at the time we sold the property to the joint venture.

City Investment Fund

In March 2004, we, through a joint venture with the City Investment Fund, or CIF, acquired the property located at 19 West 44th Street, or 19 West, for $67.0 million, including the assumption of a $47.2 million mortgage, with the potential for up to an additional $2.0 million in consideration based on property performance.  We previously held a $7.0 million preferred equity investment in the property, that was redeemed at the closing.  We now hold a 35% equity interest in the property.  The joint venture financed the transaction by assuming the existing $31.8 million first mortgage and a $15.4 million mezzanine loan with all-in weighted interest rates of 2.35% and 8.5%, respectively. The effective all-in weighted average interest rate for the quarter ended June 30, 2004 was 4.39%.  The mortgage matures in September 2005 and is open for prepayment in April 2005.

19 West is an approximately 292,000 square foot office building located between Fifth and Sixth Avenues.  We act as the operating partner for the joint venture and are responsible for leasing and managing the property.  During the three and six months ended June 2004, we earned approximately $49,000 for such services.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

SITQ Immobilier Joint Ventures

One Park Avenue

In May 2001, we entered into a joint venture with respect to the ownership of our interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in our interests in the property based upon a gross aggregate price of $233.9 million, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150.0 million mortgage was assumed by the joint venture.  The interest only mortgage, which was scheduled to mature in January 2004, was extended for one year.  This mortgage had an interest rate based on LIBOR plus 150 basis points.  We provided management and leasing services for One Park.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $444,000, $765,000, $177,000 and $643,000, respectively, for such services.  During each of the three and six months ended June 30, 2004 and 2003, we earned approximately $156,000, $310,000, $155,000 and $309,000 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, held through this joint venture, provided for substantially all of the economic interest in the property and give the joint venture the sole option to purchase the ground lease position.  Accordingly, we accounted for this joint venture as having an ownership interest in the property.  In May 2004, the joint venture sold a 75% interest to Credit Suisse First Boston (See below).

1250 Broadway

In November 2001, we sold a 45% interest in 1250 Broadway, Manhattan, or 1250 Broadway, to SITQ based on the property’s valuation of approximately $121.5 million.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  This property is subject to an $85.0 million mortgage.  The interest only mortgage matures in October 2004 and has a one-year as-of-right renewal option.  The mortgage has an interest rate based on LIBOR plus 250 basis points.  We entered into a swap agreement on our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005 (effective all-in weighted average interest rate of 6.53% for the quarter ended June 30, 2004).  We provide management and leasing services for 1250 Broadway.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $187,000, $347,000, $171,000 and $440,000, respectively for such services.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $60,000, $120,000, $225,000 and $450,000 in asset management fees, respectively.  In July 2004, we refinanced 1250 Broadway with a $115.0 million mortgage.  The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR.  The loan matures in July 2006 and is subject to three one-year as-of right renewal options.

1515 Broadway

In May 2002, we along with SITQ acquired 1515 Broadway, Manhattan, or 1515 Broadway, for a gross purchase price of approximately $483.5 million.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with us retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  We provide management and leasing services for 1515 Broadway.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $587,000, $1,125,000, $311,000 and $692,000, respectively for such services.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $245,000, $489,000, $245,000 and $409,000, respectively, in asset management fees.

1515 Broadway was acquired with a $275.0 million first mortgage and $60.0 million of mezzanine loans, or the Mezzanine Loans.  The balance of the proceeds were funded from our unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275.0 million first mortgage carried an interest rate of 145 basis points over the 30-day LIBOR.  The Mezzanine Loans consisted of two $30.0 million loans.  The first mezzanine loan carried an interest rate of 350 basis points over the 30-day LIBOR.  The second mezzanine loan carried an interest rate of 450 basis points over the 30-day LIBOR.  We entered into a swap agreement on $100.0 million of our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100.0 million at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  In June 2004, we refinanced the property with a $425.0 million first mortgage.  The interest only mortgage carries an interest rate of 90 basis points over the 30-day LIBOR.  The all-in blended weighted average effective interest rate was 3.84% for the quarter ended June 30, 2004.  The mortgage matures in July 2006 and is subject to three one-year as-of-right renewal options.

One tenant, whose leases end between 2008 and 2013, represents approximately 88.2% of this joint venture’s annualized rent at June 30, 2004.

Credit Suisse First Boston Joint Venture

In May 2004, Credit Suisse First Boston LLC, through a wholly owned affiliate, acquired a 75% interest in One Park.  The interest was acquired from a joint venture comprised of SITQ and us.  Simultaneous with the closing of the acquisition, the new joint venture completed a refinancing of the property with an affiliate of Credit Suisse First Boston.

Credit Suisse First Boston’s affiliated entity acquired its equity interest for $60.0 million.  The acquisition was based on a total valuation of approximately $318.5 million.  The $238.5 million 10-year interest only loan bears interest at a fixed rate of 5.8% and replaced the existing $150.0 million floating rate loan, which was scheduled to mature in January 2005. We received $83.0 million in net proceeds which were used to pay down our unsecured revolving credit facility.

We have retained a 16.7% interest in the new venture, which may be increased substantially based upon the financial performance of the property.  We will manage the venture, in addition to continuing our responsibility of leasing and managing the property.  SITQ retained an 8.3% interest.

We accounted for the transaction as a sale of interests and recognized a gain on sale of approximately $22 million.  Our initial book basis in the new joint venture is approximately $4.0 million and it will be accounted for under the equity method.  In addition, we earned a $4.3 million incentive fee earned pursuant to the prior joint venture agreement with SITQ.

Prudential Real Estate Investors Joint Venture

In February 2000, we acquired a 49.9% interest in a joint venture which owned 100 Park Avenue, Manhattan, or 100 Park, for $95.8 million. 100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112.0 million.  In August 2000, AIG/SunAmerica issued a $120.0 million mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112.0 million mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 2001 and thereafter principal repayments are due through maturity.  We provide managing and leasing services for 100 Park.  During the three and six months ended June 30, 2004 and 2003, we earned approximately $286,000, $487,000, $131,000 and $258,000 for such services, respectively.

The condensed combined balance sheets for the unconsolidated joint ventures at June 30, 2004 and December 31, 2003, are as follows (in thousands):

	June 30, 2004	December 31, 2003
Assets
Commercial real estate property	$2,207,987	$2,045,337
Other assets	154,102	290,373
Total assets	$2,362,089	$2,335,710

Liabilities and members’ equity
Mortgage payable	$1,132,850	$907,875
Other liabilities	67,179	88,629
Members’ equity	1,162,060	1,339,206
Total liabilities and members’ equity	$2,362,089	$2,335,710
Our net investment in unconsolidated joint ventures	$502,658	$590,064

The difference between the investment in unconsolidated joint ventures and our joint venture member’s equity relates to purchase price adjustments.

The condensed combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$81,883	$43,505	$160,695	$87,801
Operating expenses	19,273	12,243	38,944	24,400
Real estate taxes	14,391	8,186	28,526	16,372
Interest	10,764	8,500	20,099	16,918
Depreciation and amortization	13,675	7,434	26,675	14,770
Total expenses	58,103	36,363	114,244	72,460
Net income before gain on sale	$23,780	$7,142	$46,451	$15,341
Our equity in net income of unconsolidated joint ventures	$10,834	$3,651	$21,385	$7,827

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by an affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, we accounted for our investment in the Service Corporation on the equity basis of accounting because we had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three and six months ended June 30, 2004, the Service Corporation earned approximately $1.9 million and $3.6 million of revenue and incurred approximately $1.8 million and $3.4 million in expenses.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by our Operating Partnership.

eEmerge

In May 2000, our Operating Partnership formed eEmerge, Inc., a Delaware corporation, or eEmerge, in partnership with Fluid Ventures LLC, or Fluid.  In March 2001, we bought out Fluid’s entire ownership interest in eEmerge.  eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to businesses.

We, through our Operating Partnership, owned all the non-voting common stock of eEmerge.  Through dividends on our equity interest, our Operating Partnership received approximately 100% of the cash flow from eEmerge operations.  All of the voting common stock was held by an affiliate.  This controlling interest gave the affiliate the power to elect all the directors of eEmerge.  We accounted for our investment in eEmerge on the equity basis of accounting because although we had significant influence with respect to management and operations, we did not control the entity.  Effective March 2002, we acquired all the voting common stock previously held by the affiliate.  As a result, we control all the common stock of eEmerge. Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC was formed to build and operate a 45,000 square foot fractional office suites business marketed to the technology industry.  ENYC entered into a 10-year lease with the Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment as of June 30, 2004 and December 31, 2003 was approximately $3.6 million and $4.0 million, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	2004	2003
Deferred financing	$19,454	$22,464
Deferred leasing	57,225	49,131
	76,679	71,595
Less accumulated amortization	(31,848)	(32,318)
	$44,831	$39,277

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2004 and December 31, 2003, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2004	2003
1414 Avenue of the Americas (1)	5/1/09	7.90%	$13,430	$13,532
70 West 36th Street (1)	5/1/09	7.90%	11,703	11,791
711 Third Avenue (1)	9/10/05	8.13%	47,823	48,036
420 Lexington Avenue (1)	11/1/10	8.44%	120,360	121,324
673 First Avenue (1)	2/11/13	5.67%	35,000	35,000
125 Broad Street (2)	10/11/07	8.29%	75,864	76,188
220 East 42nd Street	12/9/13	5.23%	210,000	210,000
Total fixed rate debt			514,180	515,871
Total floating rate debt			—	—
Total mortgage notes payable			$514,180	$515,871

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.

At June 30, 2004 and December 31, 2003, the net book value of the properties collateralizing the mortgage notes was approximately $601.8 million and $594.7 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture debt as of June 30, 2004, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans	Total	Joint Venture Debt
2004 (1)	$1,704	$—	$18,900	$—	$20,604	$47,230
2005	4,158	47,247	—	—	51,405	17,251
2006	4,222	—	86,000	—	90,222	313,489
2007	7,613	73,341	—	1,324	82,278	1,059
2008	7,666	—	—	298,676	306,342	21,863
Thereafter	29,621	338,608	—	—	368,229	95,651
	$54,984	$459,196	$104,900	$300,000	$919,080	$496,543

(1)                                  The joint venture maturities in 2004 includes the loan on 1250 Broadway ($46.7 million) which was refinanced and now matures in 2006.

Mortgage Recording Tax - Hypothecated Loan

Our Operating Partnership mortgage tax credit loans totaled approximately $45,545 from LBHI at December 31, 2003.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of our cash, which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2005.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at June 30, 2004.  Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by us in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by us, the finance costs are deferred and amortized over the term of the new related mortgage.  The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which we may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property, which we are acquiring with debt or is being financed by us, or to a third party for the same purposes.  As of June 30, 2004, the LBHI facility had total capacity of $200.0 million and no outstanding balance.

10.  Credit Facilities

Unsecured Revolving Credit Facility

In March 2003, we renewed our $300.0 million unsecured revolving credit facility from a group of 13 banks.  We have a one-time option to increase the capacity under the unsecured revolving credit facility to $375.0 million at any time prior to the maturity date.  The unsecured revolving credit facility has a term of three years with a one-year extension option.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on our leverage ratio, currently 170 basis points.  If we were to receive an investment grade rating, the spread over LIBOR will be reduced to between 120 basis points and 95 basis points depending on the debt ratio.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears.  At June 30, 2004, nothing was outstanding under this facility.  Availability under the unsecured revolving credit facility at June 30, 2004 was reduced by the issuance of letters of credit in the amount of $4.0 million.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).  As of July 30, 2004, we had a balance of $270.0 million outstanding on our unsecured revolving credit facility.

Secured Revolving Credit Facilities

In December 2001, we obtained a $75.0 million secured revolving credit facility.  The secured revolving credit facility had a term of two years with a one-year extension option.  The extension option was exercised in December 2003 and this facility now matures in December 2006.  This facility was increased to $125.0 million in March 2004.  It bears interest at a spread ranging from 130 basis points to 170 basis points over LIBOR, based on our leverage ratio, currently 170 basis points, and is secured by various structured finance investments.  At June 30, 2004, $86.0 million was outstanding and carried an all-in effective quarterly weighted average interest rate of 6.85%.  The secured revolving credit facility includes certain restrictions and covenants, which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).  As of July 30, 2004, we had a balance of $125.0 million outstanding on our secured revolving credit facility.

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which matures in December 2004, carries an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.37% for the quarter ended June 30, 2004).

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, the unsecured term loan was upsized to $200.0 million and the term was extended by six months to June 2008.  It bears interest at a spread ranging from 135 basis points to 170 basis points over LIBOR, based on our leverage ratio.  As of June 30, 2004, we had $200.0 million outstanding under the unsecured term loan at the rate of 170 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 5.18%.  The effective all-in interest rate on the unsecured term loan was 5.06% for the quarter ended at June 30, 2004.

In December 2003, we entered into an unsecured non-recourse term loan for $67.6 million, and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage.  As a result, this loan carried an effective quarterly interest rate of 8.10 percent due to a LIBOR floor of 6.10% plus 200 basis points.  This loan was repaid in April 2004.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (effective all-in rate of 3.83% for the quarter ended June 30, 2004).  During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2004 and December 31, 2003, we were in compliance with all such covenants.

11.  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, accounts receivable, accounts payable and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $822.6 million, which exceeds the book value by approximately $8.4 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2004.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from July 2004 to 2021.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2004 for the wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2004	$124,545	$52,956
2005	238,767	105,500
2006	226,083	103,632
2007	211,724	101,258
2008	194,355	93,238
Thereafter	738,013	456,185
	$1,733,487	$912,769

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $0.7 million, $1.6 million, $1.0 million and $1.7 million for the three and six months ended June 30, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.8 million, $1.7 million, $0.9 million and $1.7 million for the three and six months ended June 30, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $63,000, $101,000, $43,000 and $50,000 for the three and six months ended June 30, 2004 and 2003, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expires in June 2005 and provides for annual rental payments of approximately $64,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is offset against a consulting fee of $10,000 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $80.0 million of first mortgage financing in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  We paid approximately $400,000 in 2003 to Sonnenblick for such services.  In 2003, we also paid $623,000 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue.  In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Investments

The ownership interests in NJMA Centennial, an entity in which we held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4.5 million to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial’s Operating Agreement, we had no authority with respect to the sale.  Marc Holliday, on of our executive officers, invested $225,000 in a non-managing membership interest in the entity acquiring the property.  Our board of directors determined that this was not an appropriate investment opportunity for us and approved the investment by the executive officer prior to the transaction occurring.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was $57,000, $126,000, $66,000 and $125,000 for the three and six months ended June 30, 2004 and 2003, respectively.

Amounts due from (to) related parties at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	2004	2003
17 Battery Condominium Association	$208	$290
Officers and employees	1,667	1,743
Due from joint ventures	345	282
Other	2,289	2,927
Related party receivables	$4,509	$5,242

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with we in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was $224,000 on June 30, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

14.  Convertible Preferred Stock

Our 4,600,000 8% Preferred Income Equity Redeemable Shares, or PIERS, were non-voting and were convertible at any time at the option of the holder into our common stock at a conversion price of $24.475 per share.  The PIERS received annual dividends of $2.00 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.  On or after July 15, 2003, the PIERS could be redeemed into common stock at our option at a redemption price of $25.889 and thereafter at prices declining to the par value of $25.00 on or after July 15, 2007, with a mandatory redemption on April 15, 2008 at a price of $25.00 per share.  We could pay the redemption price out of the sale proceeds of other shares of our stock.  The PIERS were recorded net of underwriters discount and issuance costs.  These costs were being accreted over the expected term of the PIERS using the interest method.  The PIERS were converted into 4,698,880 shares of our common stock on September 30, 2003.  No charge was recorded to earnings as the conversion was not a redemption or an induced conversion to common stock.

15.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2004, 38,691,876 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2004, we sold 1,800,000 shares of our common stock at a gross price of $42.33 per share.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

We filed a $500.0 million shelf registration statement, which was declared effective by the Securities and Exchange Commission, or SEC, in March 2004.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  After giving effect to the Series D preferred stock offerings, we have $400.0 million available under the shelf.

Perpetual Preferred Stock

In December 2003, we sold 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

In April 2004, we priced a public offering of 2,450,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock, with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $59.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional proceeds of approximately $37.5 million.

Rights Plan

In February 2000, our board of directors authorized a distribution of one preferred share purchase right, or Right, for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000.  Each Right entitles the registered holder to purchase from us one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share, or Preferred Shares, at a price of $60.00 per one one-hundredth of a Preferred Share, or Purchase Price, subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless we extended the expiration date or the Right is redeemed or exchanged earlier.

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

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001.  We registered 3,000,000 shares of our common stock under the DRIP.

As of June 30, 2004, 158,341 shares were issued and approximately $6.2 million of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting our board of directors, the board ratified a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500, $325,000, $162,500 and $162,500 was recorded during the three and six months ended June 30, 2004 and 2003, respectively.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At June 30, 2004, approximately 4,000,000 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of June 30, 2004 and December 31, 2003 and changes during the periods then ended are presented below:

	2004		2003
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,250,231	$26.80	3,278,663	$25.49
Granted	118,000	$43.13	327,000	$35.09
Exercised	(357,268)	$25.88	(347,099)	$22.14
Lapsed or cancelled	(66,801)	$28.44	(8,333)	$24.52
Balance at end of period	2,944,162	$27.52	3,250,231	$26.80

All options were granted within a price range of $18.44 to $43.25.  The remaining weighted average contractual life of the options was 7.1 years.

Earnings Per Share

Earnings per share for the three and six months ended June 30, is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator (Income)	2004	2003	2004	2003
Basic Earnings:
Income available to common shareholders	$45,385	$15,542	$61,340	$49,458
Effect of Dilutive Securities:
Redemption of units to common shares	2,651	1,153	3,611	3,672
Preferred Stock (as converted to common shares)	—	2,431	—	4,862
Stock options	—	—	—	—
Diluted Earnings:
Income available to common shareholders	$48,036	$19,126	$64,951	$57,992

Denominator (Weighted Average Shares)	2004	2003	2004	2003
Basic Earnings
Shares available to common shareholders	38,638	31,082	38,308	30,895
Effect of Diluted Securities:
Redemption of units to common shares	2,225	2,326	2,255	2,302
Preferred Stock (as converted to common shares)	—	4,699	—	4,699
Stock-based compensation plans	1,593	712	1,652	616
Diluted Shares	42,456	38,819	42,215	38,512

16.  Minority Interest

The unit holders represent the minority interest ownership in the Operating Partnership.  As of June 30, 2004 and December 31, 2003, the minority interest unit holders owned 5.4% (2,224,705 units) and 6.0% (2,305,955 units) of the Operating Partnership, respectively.  At June 30, 2004, 2,224,705 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

In February 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

In March 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans.  Contributions to these plans amounted to approximately $0.9 million, $1.8 million, $0.8 million and $1.6 million during the three and six months ended June 30, 2004 and 2003, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

18.  Commitments and Contingencies

We and our Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us and our Operating Partnership related to this litigation will not materially affect our financial position, operating results or liquidity.

We entered into employment agreements with certain executives.  Six executives have employment agreements which expire between November 2005 and January 2010.  The cash-based compensation associated with these employment agreements totals approximately $2.4 million for 2004.

During March 1998, we acquired an operating sub-leasehold position at 420 Lexington Avenue.  The operating sub-leasehold position requires annual ground lease payments totaling $6.0 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased January 1999).  The ground lease and sub-leasehold positions expire in 2008.  We may extend the positions through 2029 at market rents.

The property located at 1140 Avenue of the Americas operates under a net ground lease ($348,000 annually) with a term expiration date of 2016 and with an option to renew for an additional 50 years.

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083.  Under the sub-lease, we are responsible for ground rent payments of $1.0 million annually which increased to $3.1 million in July 2001 and will continue for the next ten years.  The ground rent is reset after year ten based on the estimated fair market value of the property.

The property located at 461 Fifth Avenue operates under a ground lease (approximately $1.8 million annually) with a term expiration date of 2006 and with three options to renew for an additional 21 years each, followed by a fourth option for 15 years.  We also have an option to purchase the ground lease for a fixed price on a specific date.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of approximately $4.0 million and $3.9 million at June 30, 2004 and December 31, 2003, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2004 (in thousands):

June 30,	Capital lease	Non-cancellable operating leases
2004	$697	$6,250
2005	1,322	13,769
2006	1,416	12,875
2007	1,416	11,982
2008	1,416	11,982
Thereafter	54,736	284,297
Total minimum lease payments	61,003	$341,155
Less amount representing interest	44,675
Present value of net future minimum lease payments	$16,328

19.          Financial Instruments: Derivatives and Hedging

FASB No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001 requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2004.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	$70,000	6.510%	12/1999	11/2004	$(1,042)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(1,134)
Interest Rate Swap	$—	3.330%	8/2005	9/2006	306
Interest Rate Swap	$—	4.330%	9/2006	6/2008	504
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(1,363)
Interest Rate Swap	$35,000	1.450%	12/2003	12/2004	51
Interest Rate Swap	$—	4.113%	12/2004	6/2008	(22)
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	1,024
Interest Rate Swap	$—	4.650%	5/2006	12/2008	398
Interest Rate Cap Sold	$100,000	8.000%	6/2004	7/2006	(15)

On June 30, 2004, the derivative instruments were reported as an obligation at their fair value of approximately $1.3 million.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $6.3 million, including a gain of $7.6 million from the settlement of a forward swap.  This gain is being amortized over the ten-year term of its related mortgage obligation.  Currently, all our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.8 million of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

20.  Environmental Matters

Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.  Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

21.  Segment Information

We are a REIT engaged in owning, managing, leasing and repositioning office properties in Manhattan and has two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings from continuing operations.

Our real estate portfolio is primarily located in the geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on our structured finance investments.

Selected results of operations for the three and six months ended June 30, 2004 and 2003, and selected asset information as of June 30, 2004 and December 31, 2003, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2004	$80,883	$8,562	$89,445
June 30, 2003	70,902	3,449	74,351
Six months ended:
June 30, 2004	$154,743	$22,391	$177,135
June 30, 2003	132,663	8,366	141,029

Income from continuing operations before minority interest:
Three months ended:
June 30, 2004	$22,471	$6,991	$29,462
June 30, 2003	15,757	2,661	18,418
Six months ended:
June 30, 2004	$30,473	$18,887	$49,360
June 30, 2003	31,267	5,003	36,270

Total assets:
As of:
June 30, 2004	$1,992,318	$264,296	$2,256,614
December 31, 2003	2,042,852	218,989	2,261,841

Income from continuing operations before minority interest represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  We do not allocate marketing, general and administrative expenses (approximately $4.5 million, $15.4 million, $2.8 million and $6.0 million for the three and six months ended June 30, 2004 and 2003, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the three and six months ended June 30, 2004 and 2003 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income from continuing operations before minority interest	$29,462	$18,418	$49,360	$36,270
Equity in net gain on sale of unconsolidated joint ventures	22,012	—	22,012	—
Minority interest in operating partnership attributable to continuing operations	(2,652)	(1,139)	(3,612)	(2,201)
Minority interest in partially-owned entities	9	36	26	36
Net income from continuing operations	48,831	17,315	67,786	34,105
Income from discontinued operations, net of minority interest	—	658	—	20,215
Net income	48,831	17,973	67,786	54,320
Preferred stock dividends	(3,446)	(2,300)	(6,446)	(4,600)
Preferred stock accretion	—	(131)	—	(262)
Net income available for common shareholders	$45,385	$15,542	$61,340	$49,458

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Issuance of common stock as deferred compensation	$14,096	$6,670
Derivative instruments at fair value	(1,277)	(9,009)
Issuance of units of limited partnership interest in connection with acquisition	—	12,845
Assumption of mortgage notes payable upon acquisition of real estate	—	234,641
Fair value of above and below market leases (SFAS 141) in connection with acquisitions	—	(2,995)
Fair value of debt assumed (SFAS 141) in connection with acquisition	—	3,232
Redemption premium purchase price adjustment	—	4,380
Assignment of mortgage note payable upon sale of real estate	—	14,814
Conversion of preferred equity investment	—	53,500
Conversion of Series A preferred stock	—	112,112
Assumption of our share of joint venture mortgage note payable	16,520	78,750
Tenant improvements and leasing commissions payable	24,451	14,533
Acquisition of real estate	2,755	—

23.  Subsequent Events

In July 2004, we acquired two office buildings, comprising 1.7 million square feet, located at 750 Third Avenue, or 750 Third, and 485 Lexington Avenue, or 485 Lexington, for $480.0 million.

750 Third was purchased by us as a wholly-owned asset for $255.0 million.  The acquisition will initially be funded by proceeds from our unsecured revolving credit facility.  At closing, TIAA-CREF, a AAA-rated company entered into an operating lease for the entire building.  At the expiration of such operating lease, in December 2005, the building will be approximately 25% vacant.

485 Lexington was acquired in a joint venture with CIF.  We own approximately 30.0% of the equity interests in the property.  The allocated price for 485 Lexington is $225.0 million.  The joint venture has arranged for a loan facility to fund 75% of the acquisition and anticipated re-tenanting costs of 485 Lexington.  Consistent with our prior joint venture arrangements, we will be the operating partner and day-to-day manager of the venture and will be entitled to management fees, leasing commissions and incentive fees.  At closing, TIAA-CREF entered into an operating lease for the entire building. Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870,000 square feet).

Simultaneous with the closing of 485 Lexington, we closed on a $240.0 million loan.  The loan which bears interest at 200 basis points over the 30-day LIBOR, is for three years and has two one-year extension options.  At closing, we drew down approximately $175.3 million.  The balance will be used to fund the redevelopment program on an as-needed basis.

In July 2004, we originated a $75.0 million preferred equity investment.  The investment, which has a ten-year term, carries a fixed interest rate of 10%.

In April 2004, we formed Gramercy Capital Corp., or Gramercy, a specialty finance company focused on originating and acquiring loans and other fixed-income investments secured by commercial and multifamily real estate.  Gramercy will continue our structured finance business as a separate public company.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Gramercy's common stock is listed on the New York Stock Exchange under the symbol “GKK.”  As part of the offering, we purchased 3,125,000 shares for a total investment of $46.9 million.  The offering closed on August 2, 2004.  Gramercy will be managed by us pursuant to a management agreement which will provide us with a base management fee equal to 1.75% of Gramercy’s stockholders’ equity, and an incentive distribution equal to 25% of the amount by which Gramercy’s funds from operations exceeds the annual weighted average stockholders equity multiplied by 9.5%.

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

As of June 30, 2004, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of June 30, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.7%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 7.3 million rentable square feet, and which had a weighted average occupancy of 96.1% as of June 30, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at June 30, 2004 and December 31, 2003.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at June 30, 2004 and December 31, 2003.

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

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

The following comparison for the three months ended June 30, 2004, or 2004, to the three months ended June 30, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at June 30, 2004 and total 17 of our 20 wholly-owned properties, representing approximately 77% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$63.5	$59.3	$4.2	7.1%
Escalation and reimbursement revenue	10.4	10.0	0.4	4.0
Signage revenue	—	0.4	(0.4)	(100.0)
Total	$73.9	$69.7	$4.2	6.03%

Same-Store Properties	$56.4	$55.0	$1.4	2.6%
2003 Acquisitions	17.7	14.0	3.7	26.4
Other	(0.2)	0.7	(0.9)	(128.6)
Total	$73.9	$69.7	$4.2	6.03%

Occupancy in the Same-Store Properties decreased from 97.3% at June 30, 2003 to 97.0% at June 30, 2004, but increased from 95.8% at December 31, 2003.  Rental revenue in the Same-Store Properties increased due to improved leasing at 420 Lexington Avenue and 555 West 57th Street.  This increase occurred despite new cash rents on previously occupied space by new tenants at Same-Store Properties being 14.9% lower than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).  The increase in the 2003 Acquisitions is primarily due to owning these properties for the full quarter in 2004 compared to a partial period or not being included in 2003.

At June 30, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 1.95% higher than then existing in-place fully escalated rents.  Approximately 5.0% of the space leased at wholly-owned properties expires during the remainder of 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the 2003 Acquisitions ($0.8 million) and Other ($0.1 million) and offset by a decrease in Same-Store Properties ($0.5 million).  The decrease in recoveries at the Same-Store Properties was primarily due to a decrease in utility recoveries ($0.4 million).

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.8	$3.7	$7.1	191.9%
Investment and preferred equity income	8.6	3.4	5.2	152.9
Other	7.0	1.2	5.8	483.3
Total	$26.4	$8.3	$18.1	218.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($7.4 million).  Occupancy at our joint venture properties increased from 93.0% in 2003 to 96.1% in 2004.  At June 30, 2004, we estimated that current market rents at our joint venture properties were approximately 12.1% higher than then existing in-place fully escalated rents.  Approximately 3.2% of the space leased at our joint venture properties expires during the remainder of 2004.

The increase in investment income from structured finance investments was primarily due the weighted average investment balance outstanding and yield being $235.2 million and 10.2%, respectively, for 2004 compared to $120.0 million and 12.4%, respectively, for 2003.  The balance of the increase is from the receipt of exit fees and accelerated origination fees due to the redemption of certain investments.

The increase in Other income was primarily due to fee income earned by the service corporation ($1.9 million), which was accounted for under the equity method prior to July 1, 2003.  In addition, we recognized an incentive distribution resulting from the sale of an interest in One Park Avenue ($4.3 million).  This was offset by a reduction in lease-buyout income ($0.3 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$17.5	$14.5	$3.0	20.7%
Electric costs	4.7	4.8	(0.1)	(2.1)
Real estate taxes	12.3	11.0	1.3	11.8
Ground rent	3.9	3.3	0.6	18.2
Total	$38.4	$33.6	$4.8	14.3%

Same-Store Properties	$27.1	$26.4	$0.7	2.7%
2003 Acquisitions	8.7	6.4	2.3	35.9
Other	2.6	0.8	1.8	225.0
Total	$38.4	$33.6	$4.8	14.3%

Same-Store Properties operating expenses, excluding real estate taxes ($0.5 million), increased approximately $0.2 million.  There were increases in professional and condominium management costs ($0.3 million) and repairs, maintenance and payroll expenses ($0.3 million).  This was offset by a decrease in utility costs ($0.4 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.5 million) due to higher assessed property values and the 2003 Acquisitions ($0.9 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$14.6	$11.6	$3.0	25.9%
Depreciation and amortization expense	13.3	11.6	1.7	14.7
Marketing, general and administrative expenses	4.5	2.8	1.7	60.7
Total	$32.4	$26.0	$6.4	24.6%

The increase in interest expense was primarily attributable to additional borrowings associated with new investment activity ($3.0 million) and higher interest costs associated with property-level refinancing ($1.7 million).  This was partially offset by reduced interest costs due to previous disposition activity ($0.8 million) and proceeds from our common and preferred equity offerings ($0.8 million).  The weighted average interest rate decreased from 5.95% for the quarter ended June 30, 2003 to 5.86% for the quarter ended June 30, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $785.7 million as of June 30, 2003 to $971.9 million as of June 30, 2004.

Marketing, general and administrative expenses represented 5.0% of total revenues in 2004 compared to 3.8% in 2003.  The increase is primarily due to higher compensation costs.

Results of Operations

Comparison of the six months ended June 30, 2004 to the six  months ended June 30, 2003

The following comparison for the six months ended June 30, 2004, or 2004, to the six months ended June 30, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at June 30, 2004 and total 17 of our 20 wholly-owned properties, representing approximately 77% of our annualized rental revenue, (ii) the effect of the “2003 Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT, are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$125.0	$110.9	$14.1	12.7%
Escalation and reimbursement revenue	20.2	18.2	2.0	11.0
Signage revenue	0.1	0.7	(0.6)	(85.7)
Total	$145.3	$129.8	$15.5	11.9%

Same-Store Properties	$111.0	$109.3	$1.7	1.6%
2003 Acquisitions	35.2	19.0	16.2	85.3
Other	(0.9)	1.5	(2.4)	(160.0)
Total	$145.3	$129.8	$15.5	11.9%

Occupancy in the Same-Store Properties decreased from 97.3% at June 30, 2003 to 97.0% at June 30, 2004, but increased from 95.8% at December 31, 2003.  Rental revenue in the Same-Store Properties increased despite new cash rents on previously occupied space by new tenants at Same-Store Properties being 4.3% lower than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).  The increase in the 2003 Acquisitions is primarily due to owning these properties for the full period in 2004 compared to a partial period or not being included in 2003.

At June 30, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 1.95% higher than then existing in-place fully escalated rents.  Approximately 5.0% of the space leased at wholly-owned properties expires during the remainder of 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the 2003 Acquisitions ($2.3 million) and offset by a decrease in Other ($0.3 million).

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$21.4	$7.8	$13.6	174.4%
Investment and preferred equity income	22.4	8.4	14.0	166.7
Other	9.5	2.9	6.6	227.6
Total	$53.3	$19.1	$34.2	179.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($14.6 million).  This was partially offset by a reduction in our interest in One Park from 55% to 16.7% ($0.4 million).  Occupancy at our joint venture properties increased from 93.0% in 2003 to 96.1% in 2004.  At June 30, 2004, we estimated that current market rents at our joint venture properties were approximately 12.1% higher than then existing in-place fully escalated rents.  Approximately 3.2% of the space leased at our joint venture properties expires during the remainder of 2004.

The increase in investment income from structured finance investments was primarily due the weighted average investment balance outstanding and yield being $252.4 million and 11.1%, respectively, for 2004 compared to $160.1 million and 12.6%, respectively, for 2003.  In addition, we recognized a $4.2 million gain in 2004 from a partial distribution from a joint venture which owned a mortgage position in a portfolio of office and industrial properties.  The balance of the increase is primarily from the receipt of exit fees and accelerated origination fees due to the redemption of certain investments (approximately $7.7 million).

The increase in Other income was primarily due to fee income earned by the service corporation ($3.6 million), which was accounted for under the equity method prior to July 1, 2003.  In addition, we recognized an incentive distribution resulting from the sale of an interest in One Park ($4.3 million).  This was offset by a reduction in lease-buyout income ($0.5 million), gains from the sale of non-real estate assets ($0.3 million) and asset management fees ($0.7 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$36.7	$27.7	$9.0	32.5%
Electric costs	8.9	8.3	0.6	7.2
Real estate taxes	24.7	20.6	4.1	19.9
Ground rent	7.7	6.4	1.3	20.3
Total	$78.0	$63.0	$15.0	23.8%

Same-Store Properties	$55.3	$52.9	$2.4	4.5%
2003 Acquisitions	17.5	8.7	8.8	101.2
Other	5.2	1.4	3.8	271.4
Total	$78.0	$63.0	$15.0	23.8%

Same-Store Properties operating expenses, excluding real estate taxes ($1.0 million), increased approximately $1.4 million.  There were increases in advertising, professional and condominium management costs ($0.9 million) and repairs, maintenance, cleaning and payroll expenses ($1.0 million).  This was offset by a decrease in utility costs ($0.5 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.0 million) due to higher assessed property values and the 2003 Acquisitions ($3.1 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$29.4	$21.2	$8.2	38.7%
Depreciation and amortization expense	26.4	22.2	4.2	18.9
Marketing, general and administrative expenses	15.4	6.0	9.4	156.7
Total	$71.2	$49.4	$21.8	44.1%

The increase in interest expense was primarily attributable to additional borrowings associated with new investment activity ($10.8 million) and higher interest costs associated with property-level refinancing ($1.7 million).  This was partially offset by reduced interest costs due to previous disposition activity ($1.7 million) and proceeds from our common and preferred equity offerings and other activities ($2.3 million).  The weighted average interest rate decreased from 5.79% for the six months ended June 30, 2003 to 5.60% for the six months ended June 30, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $719.5 million as of June 30, 2003 to $1,047.5 million as of June 30, 2004.

Marketing, general and administrative expenses represented 8.7% of total revenues in 2004 compared to 4.3% in 2003.  The increase is primarily due to increased compensation costs including a one-time charge related to a restricted stock award.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured revolving credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or our Operating Partnership (including issuances of limited partnership units in our Operating Partnership); and (5) net proceeds from divestitures of properties.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions and structured finance investments.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured revolving credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

Net cash provided by operating activities increased $25.5 million to $70.4 million for the six months ended June 30, 2004 compared to $44.9 million for the six months ended June 30, 2003.  Operating cash flow was primarily generated by the Same-Store Properties and 2003 Acquisitions, as well as the structured finance investments.

Net cash provided by investing activities increased $62.7 million to $56.1 million for the six months ended June 30, 2004 compared to $6.6 million used during the six months ended June 30, 2003.  The increase was due primarily to the refinancing of 1515 Broadway and One Park as well as the sale of an interest in One Park ($133.5 million) which was offset by a new joint venture investment ($9.6 million) and net new structured finance investments ($14.1 million).  This was offset by the proceeds from the sale of 50 West 23rd Street ($63.3 million) in 2003.  There was an increase in acquisitions and acquisition deposits and capital improvements in 2004 ($31.3 million and $8.0 million, respectively) as compared to 2003 ($16.8 million and $15.4 million, respectively).  This relates primarily to the acquisition deposits on 750 Third Avenue and 485 Lexington Avenue as well as a structured finance investment in 2004 compared to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street in 2003.

Net cash used in financing activities increased $20.5 million to $100.0 million for the six months ended June 30, 2004 compared to $79.5 million used in the six months ended June 30, 2003.  The increase was primarily due to the receipt of proceeds from the January 2004 common stock offering (approximately $73.6 million) and the May 2004 preferred stock offering ($58.9 million).  This was offset by net mortgage debt and credit facility repayments (approximately $152.2 million).

Capitalization

As of June 30, 2004, we had 38,691,876 shares of common stock, 2,224,705 units of limited partnership interest in our Operating Partnership, 6,300,000 Series C preferred shares and 2,450,000 Series D preferred shares outstanding.

In January 2004, we sold 1,800,000 shares of common stock under one of our shelf registration statements.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

We currently have the ability to issue up to an aggregate amount of $400 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004.

In April 2004, we priced a public offering of 2,450,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock.  The shares of Series D preferred stock have a liquidation preference of $25 per share and will be redeemable at par at our option on or after May 27, 2009.  The net proceeds from this offering (approximately $59 million) were used to pay down our unsecured revolving credit facility.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional proceeds of approximately $37.5 million.

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

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP which was declared effective in September 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

As of June 30, 2004, we have issued 158,341 common shares and received approximately $6.2 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our board of directors, our board ratified a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500, $325,000, $162,500 and $162,500 related to this plan was recorded during the three and six months ended June 30, 2004 and 2003, respectively.

Market Capitalization

At June 30, 2004, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $496.5 million) represented 30.11% of our consolidated market capitalization of $3.1 billion (based on a common stock price of $46.80 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2004).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at June 30, 2004 and December 31, 2003, respectively (in thousands).

Debt Summary:	June 30, 2004	December 31, 2003
Balance
Fixed rate	$514,180	$515,871
Variable rate - hedged	370,000	270,000
Total fixed rate	884,180	785,871
Variable rate	—	267,578
Variable rate - supporting variable rate assets	34,900	66,000
Total variable rate	34,900	333,578
Total	$919,080	$1,119,449

Percent of Total Debt:
Total fixed rate	96.20%	70.20%
Variable rate	3.80%	29.80%
Total	100.00%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	6.19%	6.77%
Variable rate	2.72%	2.85%
Effective interest rate	5.86%	5.66%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.37% at June 30, 2004).  Our debt on our wholly-owned properties at June 30, 2004 had a weighted average term to maturity of approximately 5.0 years.

As of June 30, 2004, we had eight structured finance investments collateralizing our secured revolving credit facility. Certain of our structured finance investments, totaling $151.7 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of June 30, 2004, our total mortgage debt (excluding our share of joint venture debt of approximately $496.5 million) consisted of approximately $514.2 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.86% and no unhedged variable rate debt.

Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  At June 30, 2004, nothing was outstanding under this unsecured revolving credit facility.  Availability under this unsecured revolving credit facility at June 30, 2004 was reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facilities

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity to December 2006.  This secured revolving credit facility is secured by various structured finance investments.  At June 30, 2004, $86.0 million was outstanding under this secured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 6.85%.

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which matures in December 2004, carries an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.37% for the quarter ended June 30, 2004).

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  As of June 30, 2004, we had $200.0 million outstanding under the unsecured term loan at the rate of 170 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in quarterly interest rate on the unsecured term loan was 5.06% for 2004.

In December 2003, we entered into an unsecured non-recourse term loan for $67.6 million and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage. As a result, this loan, which was to mature in November 2004, carried an effective interest rate of 8.10 percent.  This loan was repaid on April 30, 2004.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of the Company’s ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate and carried an effective all-in quarterly weighted average interest rate of 3.83%.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2004 and December 31, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2004 would increase our annual interest cost by approximately $0.7 million and would increase our share of joint venture annual interest cost by approximately $2.2 million, respectively.

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

Approximately $884.2 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2004 ranged from LIBOR plus 90 basis points to LIBOR plus 286 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loans and our share of joint venture debt, excluding extension options, and our obligations under our capital lease and ground leases, as of June 30, 2004 are as follows:

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Total	Joint Venture Debt
July 1, 2004	$1,704	$18,900	$—	$697	$6,250	$27,551	$47,230
2005	51,405	—	—	1,322	13,769	66,496	17,251
2006	4,222	86,000	—	1,416	12,875	104,513	313,489
2007	80,954	—	1,324	1,416	11,982	95,676	1,059
2008	7,666	—	298,676	1,416	11,982	319,740	21,863
Thereafter	368,229	—	—	54,736	284,297	707,262	95,650
	$514,180	$104,900	$300,000	$61,003	$341,155	$1,321,238	$496,543

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

Capital Expenditures

We estimate that for the six months ending December 31, 2004, we will incur approximately $29.4 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $8.1 million.  Of those total capital expenditures, approximately $9.1 million for wholly-owned properties and $1.4 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.00 per share, we would pay approximately $81.8 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $0.7 million, $1.6 million, $1.0 million and $1.7 million for the three and six months ended June 30, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.8 million, $1.7 million, $0.9 million and $1.7 million for the three and six months ended June 30, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $63,000, $101,000, $43,000 and $50,000 for the three and six months ended June 30, 2004 and 2003, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $64,000. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, an affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $57,000, $126,000, $66,000 and $125,000 for the three and six months ended June 30, 2004 and 2003, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 2006, provided that Mr. Holliday remains employed by us until January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The balance outstanding on this loan, including accrued interest, was $224,000 on June 30, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, a nationally recognized real estate investment banking firm, provided mortgage brokerage services with respect to securing approximately $80.0 million of first mortgage financing in 2003.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financing.  The fees paid by us to Sonnenblick for such services was approximately $400,000 in 2003.  In 2003, we also paid $623,000 to Sonnenblick in connection with the acquisition of 461 Fifth Avenue.  In 2004, our 1515 Broadway joint venture paid approximately $885,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Investments

The ownership interests in NJMA Centennial, an entity in which we held an indirect non-controlling 10% ownership interest, were sold in May 2003 for $4.5 million to NJMA Centennial Owners, LLC, the managing member of which is an affiliate of the Schultz Organization.  The sole asset of NJMA Centennial is 865 Centennial Avenue, a 56,000 square foot office/industrial property located in Piscataway, New Jersey.  Under NJMA Centennial’s Operating Agreement, we had no authority with respect to the sale.  Marc Holliday, on of our executive officers, invested $225,000 in a non-managing membership interest in the entity acquiring the property.  Our board of directors determined that this was not an appropriate investment opportunity for us and approved the investment by the executive officer prior to the transaction occurring.

Other

Insurance

We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2004.  We are currently in the process of renewing this policy.  1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $300 million in terrorism coverage.  This policy will expire in October 2005.  We also have a separate policy for 1221 Avenue of the Americas in which we participate with the Rockefeller Group Inc. in a blanket policy providing $1.2 billion of all risk property insurance along with $1.0 billion of insurance for terrorism.  We also carry additional all risk property insurance of $110.0 million on 125 Broad Street.  While we believe our insurance coverage is appropriate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2004, or in the case of 1515 Broadway, October 2005.

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

Funds from Operations for the three and six months ended June 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Income before minority interest, gain on sales and preferred stock dividends	$29,462	$18,418	$49,360	$36,270
Add:
Depreciation and amortization	13,318	11,573	26,366	22,163
FFO from discontinued operations	—	1,333	—	3,517
FFO adjustment for unconsolidated joint ventures	5,780	3,438	11,780	6,825
Less:
Dividends on convertible preferred shares	—	(2,300)	—	(4,600)
Dividends on perpetual preferred shares	(3,446)	—	(6,446)
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(968)	(886)	(1,924)	(2,371)
Funds From Operations – basic	44,146	31,576	79,136	61,804
Dividends on preferred shares	—	2,300	—	4,600
Funds From Operations – diluted	$44,146	$33,876	$79,136	$66,404
Cash flows provided by operating activities	$39,689	$30,898	$70,378	$44,874
Cash flows provided by (used in) investing activities	$104,973	$(13,568)	$56,088	$(6,583)
Cash flows used in financing activities	$(102,010)	$(25,139)	$(99,967)	$(79,501)

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of June 30, 2004 (in thousands):

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2004	$1,704	6.18%	$18,900	2.72%	$—	—
2005	51,405	5.90%	—	—	26,044	10.96%
2006	74,222	5.89%	16,000	2.72%	127,941	7.85%
2007	82,278	5.88%	—	—	5,478	14.09%
2008	306,341	5.85%	—	—	104,833	10.63%
Thereafter	368,230	5.48%	—	—	—	—
Total	$884,180	5.71%	$34,900	2.72%	$264,296	10.19%
Fair Value	$892,600		$34,900		$264,296

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of June 30, 2004 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2004 (1)	$47,106	5.92%	$125	3.30%
2005	925	5.81%	16,326	3.30%
2006	100,989	5.81%	212,500	3.20%
2007	1,059	6.30%	—	—
2008	21,863	6.30%	—	—
Thereafter	95,651	6.03%	——	—
Total	$267,593	6.04%	$228,950	3.27%
Fair Value	$271,300		$228,950

(1)          Included in this item is $46,750 based on the contractual maturity date of the debt on 1250 Broadway.  This loan was refinanced in July 2004 and matures in August 2006.

The table below lists all of our derivative instruments which are hedging variable rate debt, including joint ventures, and their related fair value as of June 30, 2004 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Collar	Fleet loan	LIBOR	$70,000	6.580%	12/1999	11/2004	$(1,042)
Interest Rate Swap	Term loan	LIBOR	65,000	4.010%	11/2001	8/2005	(1,134)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	306
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	505
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(1,363)
Interest Rate Swap (1)	Term loan	LIBOR	35,000	1.450%	12/2003	12/2004	51
Interest Rate Swap (1)	Term loan	LIBOR	—	4.113%	12/2004	6/2008	(22)
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	1,024
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	398
Total Consolidated Hedges			$370,000				$(1,277)
Interest Rate Swap (2)	1250 Broadway	LIBOR	$46,750	4.038%	11/2001	1/2005	$(533)
Interest Rate Swap (2)	1515 Broadway	LIBOR	100,000	1.855%	6/2004	6/2005	490
Total Joint Venture Hedges			$146,750				$(43)

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at June 30, 2004.

(1)           This is a step swap with an initial term of one year followed by a four year term.

(2)           This represents a hedge on a portion of our share of the unconsolidated joint venture debt.

ITEM 4.  Controls and Procedures

a.             Evaluation of Disclosure Controls and Procedures

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

b.             Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of such internal controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II               OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

See Note 18 to the consolidated financial statements

ITEM 2.                CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 19, 2004, at which the following matters were voted upon:

1.               To elect one Class I director of the Company to serve until the 2007 Annual Meeting of Stockholders and until their successors are duly elected and qualified.

2.               To ratify the selection of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending December 31, 2004.

The results of the meeting were as follows:

	For	Against	Abstain
Proposal 1:
Edwin T. Burton	28,813,909	593,133	—

Proposal 2:	27,681,721	1,719,833	5,488

ITEM 5.                OTHER INFORMATION

None

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

10.1                           Employment and Non-competition Agreement between Gerard Nocera and the Company, dated May 1, 2004, filed herewith.

10.2                           Contract of Sale between Teachers Insurance and Annuity Association of America, (“Seller”) and 750-485 Fee Owner LLC, (“Purchaser”) dated as of June 15, 2004, filed herewith.

31.1                           Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2                           Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1                           Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 202 filed herewith.

32.2                           Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)  Reports on Form 8-K:

The Registrant file a Current Report on Form 8-K dated April 16, 2004 and filed on April 16, 2004 (reporting under Item 7) in connection with our annual letter to stockholders.

The Registrant filed a Current Report on Form 8-K dated April 20, 2004 and filed on April 21, 2004 (reporting under Items 7 and 12) in connection with our first quarter 2004 earnings release, supplemental information package and registration statement of Gramercy Capital Corp.

The Registrant filed a Current Report on Form 8-K dated April 29, 2004 and filed on May 20, 2004 (reporting under Items 5 and 7) in connection with the sale of 2.4 million shares of our 7.875% Series D preferred stock.

The Registrant file a Current Report on Form 8-K dated May 14, 2004 and filed on May 21, 2004 (reporting under Items 5 and 7) in connection with the recapitalization of One Park Avenue, New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer

Date:       August 9, 2004