Form 10-Q
period 2004-09-30
SL GREEN REALTY CORP
filed 2004-11-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 40,626,220 at October 31, 2004.

SL GREEN REALTY CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2004 and 2003 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

PART I.                 FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Commercial real estate properties, at cost:
Land and land interests	$206,824	$168,032
Building and improvements	1,055,811	849,013
Building leasehold and improvements	225,207	317,178
Property under capital lease	12,208	12,208
	1,500,050	1,346,431
Less: accumulated depreciation	(163,734)	(156,768)
	1,336,316	1,189,663
Assets held for sale	125,322	—
Cash and cash equivalents	23,299	38,546
Restricted cash	45,938	59,542
Tenant and other receivables, net of allowance of $8,563 and $7,533 in 2004 and 2003, respectively	18,109	13,165
Related party receivables	3,935	6,610
Deferred rents receivable, net of allowance of $6,141 and $7,017 in 2004 and 2003, respectively	58,735	63,131
Structured finance investments, net of discount of $1,991 and $44 in 2004 and 2003, respectively	325,807	218,989
Investments in unconsolidated joint ventures	549,654	590,064
Deferred costs, net	50,574	39,277
Other assets	53,736	42,854
Total assets	$2,591,425	$2,261,841

Liabilities and Stockholders’ Equity
Mortgage notes payable	$513,354	$515,871
Revolving credit facilities	188,900	236,000
Term loans	425,000	367,578
Derivative instruments at fair value	4,822	9,009
Accrued interest payable	5,015	3,500
Accounts payable and accrued expenses	62,692	43,835
Deferred revenue/gain	13,156	8,526
Capitalized lease obligation	16,385	16,168
Deferred land leases payable	15,646	15,166
Dividend and distributions payable	25,569	18,647
Liabilities related to assets held for sale	1,822	—
Security deposits	20,473	21,968
Total liabilities	1,292,834	1,256,268

Commitments and Contingencies

Minority interest in Operating Partnership	53,758	54,281
Minority interest in partially-owned entities	539	510

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 and none issued and outstanding at September 30, 2004 and December 31, 2003, respectively	96,321	—
Common stock, $0.01 par value 100,000 shares authorized and 40,547 and 36,016 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	405	360
Additional paid-in-capital	907,638	728,882
Deferred compensation plans	(16,329)	(8,446)
Accumulated other comprehensive income (loss)	2,548	(961)
Retained earnings	101,730	78,966
Total stockholders’ equity	1,244,294	950,782
Total liabilities and stockholders’ equity	$2,591,425	$2,261,841

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues

Rental revenue, net	$60,896	$55,144	$176,344	$156,313
Escalation and reimbursement	12,932	12,755	31,849	29,826
Signage rent	177	49	198	192
Investment income	5,804	3,201	22,013	9,280
Preferred equity income	2,479	658	8,660	2,945
Other income	4,980	4,113	14,433	6,940
Total revenues	87,268	75,920	253,497	205,496

Expenses
Operating expenses including $2,552 and $5,979 (2004) and $2,044 and $5,416 (2003) to affiliates, respectively	22,779	21,729	64,833	54,302
Real estate taxes	12,173	10,834	34,917	29,507
Ground rent	3,759	3,366	11,490	9,796
Interest	16,238	11,584	45,645	32,809
Depreciation and amortization	13,225	11,311	37,058	31,028
Marketing, general and administrative	5,574	2,994	20,944	8,984
Total expenses	73,748	61,818	214,887	166,426
Income from continuing operations before equity in net loss from affiliates, equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	13,520	14,102	38,610	39,070
Equity in net loss from affiliates	—	—	—	(196)
Equity in net income of unconsolidated joint ventures	10,632	3,036	32,017	10,863
Income from continuing operations before minority interest and discontinued operations	24,152	17,138	70,627	49,737
Equity in net gain on sale of interest in unconsolidated joint venture	—	—	22,012	—
Minority interest in partially-owned entities	(55)	28	(30)	64
Minority interest in Operating Partnership attributable to continuing operations	(999)	(915)	(4,448)	(2,864)
Income from continuing operations, net of minority interest	23,098	16,251	88,161	46,937
Net income from discontinued operations, net of minority interest	2,052	1,645	4,775	7,755
Gain on sale of discontinued operations, net of minority interest	—	3,745	—	21,269
Net income	25,150	21,641	92,936	75,961
Preferred stock dividends	(4,843)	(2,224)	(11,289)	(7,087)
Net income available to common shareholders	$20,307	$19,417	$81,647	$68,874
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.46	$0.45	$1.98	$1.28
Net income from discontinued operations	0.06	0.05	0.13	0.25
Gain on sale of discontinued operations	—	0.12	—	0.69
Net income available to common shareholders	$0.52	$0.62	$2.11	$2.22
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.44	$0.44	$1.91	$1.29
Net income from discontinued operations	0.05	0.05	0.12	0.21
Gain on sale of discontinued operations	—	0.10	—	0.59
Net income available to common shareholders	$0.49	$0.59	$2.03	$2.09
Dividends per common share	$0.50	$0.465	$1.50	$1.395
Basic weighted average common shares outstanding	39,386	31,269	38,670	31,021
Diluted weighted average common shares and common share equivalents outstanding	43,317	39,186	42,566	38,748

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited and amounts in thousands, except per share data)

	Series C	Series D	Common Stock		Additional	Deferred	Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Compensation Plans	Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2003	$151,981	$—	36,016	$360	$728,882	$(8,446)	$(961)	$78,966	$950,782
Comprehensive Income:
Net income								92,936	92,936	$92,936
Net unrealized gain on derivative instruments							3,509		3,509	3,509
SL Green’s share of joint venture net unrealized gain on derivative instruments										1,819
Preferred dividends								(11,289)	(11,289)
Redemption of units			81	1	1,911				1,912
Proceeds from DRIP plan			146	2	5,184				5,186
Deferred compensation plan & stock award, net			350	3	14,093	(14,096)			—
Amortization of deferred compensation plan						6,213			6,213
Net proceeds from common stock offering			3,150	31	138,599				138,630
Net proceeds from preferred stock offering		96,321							96,321
Proceeds from stock options exercised			804	8	18,220				18,228
Stock-based compensation – fair value					749				749
Cash distributions declared ($1.50 per common share of which none represented a return of capital for federal income tax purposes)								(58,883)	(58,883)
Balance at September 30, 2004	$151,981	$96,321	40,547	$405	$907,638	$(16,329)	$2,548	$101,730	$1,244,294	$98,264

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2004	2003
Operating Activities
Net income	$92,936	$75,961
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	3,840	6,686
Depreciation and amortization	37,058	31,028
Amortization of discount on structured finance investments	(114)	(120)
Gain on sale of discontinued operations	—	(22,849)
Equity in net loss from affiliates	—	196
Equity in net income from unconsolidated joint ventures	(32,017)	(10,863)
Equity in gain on sale of unconsolidated joint ventures	(22,012)	—
Minority interest	4,478	2,800
Deferred rents receivable	(5,174)	(6,674)
Allowance for bad debts	1,030	1,672
Amortization of deferred compensation	6,213	1,847
Changes in operating assets and liabilities:
Restricted cash – operations	1,437	(11,632)
Tenant and other receivables	(8,056)	(9,107)
Related party receivables	1,307	(2,200)
Deferred lease costs	(13,995)	(5,083)
Other assets	7,207	5,013
Accounts payable, accrued expenses and other liabilities	8,664	5,318
Deferred revenue	(840)	3,632
Deferred land lease payable	480	480
Net cash provided by operating activities	82,442	66,105
Investing Activities
Acquisitions of and deposits on real estate property	(282,049)	(16,495)
Additions to land, buildings and improvements	(13,230)	(23,390)
Restricted cash – capital improvements/acquisitions	10,345	(69,925)
Investment in and advances to affiliates	—	2,361
Investments in unconsolidated joint ventures	(74,714)	—
Distributions from unconsolidated joint ventures	176,398	22,549
Net proceeds from disposition of rental property	—	119,075
Structured finance investments net of repayments/participations	(108,765)	(75,694)
Net cash used in investing activities	(292,015)	(41,519)
Financing Activities
Proceeds from mortgage notes payable	—-	35,292
Repayments of mortgage notes payable	(2,517)	(139,610)
Proceeds from revolving credit facilities and term loans	647,900	270,000
Repayments of revolving credit facilities and term loans	(637,578)	(184,000)
Proceeds from stock options exercised	18,228	6,884
Net proceeds from sale of common stock	138,630	—
Net proceeds from sale of preferred stock	96,321	—
Capitalized lease obligation	217	228
Dividends and distributions paid	(61,432)	(52,896)
Deferred loan costs	(5,443)	(4,333)
Net cash provided by (used in) financing activities	194,326	(68,435)
Net decrease in cash and cash equivalents	(15,247)	(43,849)
Cash and cash equivalents at beginning of period	38,546	58,020
Cash and cash equivalents at end of period	$23,299	$14,171
Supplemental cash flow disclosures
Interest paid	$44,130	$32,363

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2004

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2004, minority investors held, in the aggregate, a 5.2% limited partnership interest in the Operating Partnership.

As of September 30, 2004, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.1%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 95.7% as of September 30, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $10.9 million, $30.3 million, $8.9 million and $24.4 million for the three and nine months ended September 30, 2004 and 2003, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at September 30, 2004 and December 31, 2003.

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

As a result of our evaluations, under SFAS 141, of acquisitions made through September 30, 2004, we recorded a deferred asset of approximately $3.0 million representing the net value of acquired above and below market leases and assumed lease origination costs.  For the three and nine months ended September 30, 2004 and 2003, we recognized a reduction in rental revenue of $58,000, $175,000, $42,000 and $97,000, respectively, for the amortization of above market leases and a reduction in lease origination costs for the three and nine months ended September 30, 2004 and 2003, respectively, resulting from the reallocation of the purchase price of the applicable properties.  We also recorded a deferred liability of $3.2 million representing the value of a mortgage loan assumed at an above market interest rate.  For the three and nine months ended September 30, 2004 and 2003, we recognized a $166,000, $487,000, $152,000 and $301,000 reduction in interest expense for the amortization of the above market mortgage, respectively.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $413,000, $1,307,000, $472,000 and $1,281,000 for the three and nine months ended September 30, 2004 and 2003, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2004 and December 31, 2003.

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

The following table illustrates the effect of net income available to common shareholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2004 and 2003, (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income available to common shareholders	$20,307	$19,417	$81,647	$68,874
Deduct stock option expense-all awards	(323)	(303)	(1,322)	(1,060)
Add back stock option expense included in net income	68	—	263	—
Allocation of compensation expense to minority interest	17	21	73	73
Pro form net income available to common shareholders	$20,069	$19,135	$80,661	$67,887
Basic earnings per common share-historical	$0.52	$0.62	$2.11	$2.22
Basic earnings per common share-pro forma	$0.51	$0.61	$2.08	$2.19
Diluted earnings per common share-historical	$0.49	$0.59	$2.03	$2.09
Diluted earnings per common share-pro forma	$0.48	$0.58	$2.00	$2.06

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing the structured finance investments is primarily located in Manhattan (see Note 5).  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributes approximately 10% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 4.3% of our share of annualized rent at September 30, 2004.  Approximately 17% and 12% of our annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the three months ended September 30, 2004.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments for the nine months ended September 30, 2004.

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

3.  Property Acquisitions

In July 2004, we acquired the 780,000 square foot office property located at 750 Third Avenue, or 750 Third, for $255.0 million.  The acquisition was initially funded using proceeds from our unsecured revolving credit facility.  At closing, TIAA-CREF, a AAA-rated company, entered into an operating lease for the entire building.  At the expiration of such operating lease, in December 2005, the building will be approximately 25% vacant.

In February 2003, we acquired the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265.0 million.  Prior to the acquisition, we held a $53.5 million preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, we earned a redemption premium totaling approximately $4.4 million, which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260.6 million.  In connection with this acquisition, we assumed a $158.0 million mortgage, which was due to mature in September 2004 and bore interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in our Operating Partnership having an aggregate value of approximately $11.3 million.  The remaining $42.2 million of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, Shelton, CT, and borrowings under our unsecured revolving credit facility, which included the repayment of a $28.5 million mezzanine loan on the property.  In December 2003, we refinanced the $158.0 million mortgage with a new $210.0 million 10-year mortgage at a fixed interest rate of 5.23% (see Note 9).  We agreed that for a period of seven years after the acquisition, we would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in our Operating Partnership and who held interests in this property prior to the acquisition.

In March 2003, we acquired condominium interests in 125 Broad Street, Manhattan, encompassing approximately 525,000 square feet of office space for approximately $92.0 million.  We assumed the $76.6 million first mortgage currently encumbering this property.  The mortgage matures in October 2007 and bears interest at 8.29%.  In addition, we issued 51,667 units of limited partnership interest in our Operating Partnership having an aggregate value of approximately $1.6 million.  The balance of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue.  At acquisition this property was encumbered by a ground lease.  However, we acquired our portion of the underlying fee interest for approximately $6.0 million in June 2004.  We agreed that for a period of three years following the acquisition, we would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in our Operating Partnership and who held interests in this property prior to the acquisition.

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

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2004 and 2003 as though the acquisitions of 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003), the $210.0 million refinancing of 220 East 42nd Street (December 2003), the equity investment in 1221 Avenue of the Americas (December 2003) (see Note 6) and the acquisition of 750 Third and the equity investment in 485 Lexington (July 2004) were completed on January 1, 2003 and the December 2003 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, the January and August 2004 common stock and the April and July 2004 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, were issued on that date.

	2004	2003
Pro forma revenues	$261,092	$228,757
Pro forma net income	$81,206	$74,848
Pro forma earnings per common share-basic	$2.03	$2.19
Pro forma earnings per common share and common share equivalents-diluted	$1.97	$2.09
Pro forma common shares-basic	39,926	34,171
Pro forma common share and common share equivalents-diluted	43,822	41,972

4.  Property Dispositions and Assets Held for Sale

We did not sell any wholly-owned properties during the nine months ended September 30, 2004.

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

At September 30, 2003, discontinued operations included the results of operations of real estate assets sold or held for sale, namely, 50 West 23rd Street which was sold in March 2003, 875 Bridgeport Avenue, Shelton, CT which was sold in May 2003 and 1370 Broadway which was sold in July 2003.  At September 30, 2004, discontinued operations included the results of operations of the real estate assets held for sale, namely, 1466 Broadway and 17 Battery Place North.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue
Rental revenue	$5,036	$5,227	$14,576	$20,475
Escalation and reimbursement revenues	589	928	1,834	2,952
Signage rent and other income	244	181	363	1,055
Total revenues	5,869	6,336	16,773	24,482
Operating Expenses	1,715	1,990	5,265	6,571
Real estate taxes	957	1,109	2,893	4,148
Interest	—	—	—	896
Depreciation and amortization	1,029	1,470	3,562	4,538
Total expenses	3,701	4,569	11,720	16,153
Income from discontinued operations	2,168	1,767	5,053	8,329
Gain on disposition of discontinued operations	—	4,019	—	22,849
Minority interest in operating partnership	(116)	(396)	(278)	(2,154)
Income from discontinued operations, net of minority interest	$2,052	$5,390	$4,775	$29,024

5.  Structured Finance Investments

During the nine months ended September 30, 2004 and 2003, we originated approximately $277.5 million and $104.1 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $170.7 million and $81.8 million in repayments and participations during those periods, respectively. At September 30, 2004 and December 31, 2003, all loans were performing in accordance with the terms of the loan agreements.

As of September 30, 2004 and December 31, 2003, we held the following structured finance investments, excluding preferred equity investments with a current yield of 9.8% (in thousands):

Loan Type	Gross Investment	Senior Financing	2004 Principal Outstanding	2003 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,598	$12,445	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1)	40,000	184,000	40,000	—	February 2014
Mezzanine Loan	20,000	90,000	20,000	—	June 2006
Mezzanine Loan (4)	31,500	110,000	31,227	—	January 2006
Mezzanine Loan (5)	—	—	—	24,957	April 2004
Mezzanine Loan	—	—	—	15,000	January 2005
Junior Participation (6)	11,000	46,500	11,000	11,000	May 2005
Junior Participation (6) (7)	30,000	125,000	15,045	30,000	September 2005
Junior Participation (1)	37,500	477,500	37,500	—	January 2014
Junior Participation (1)	4,000	44,000	3,970	3,993	August 2010
Junior Participation	36,000	130,000	36,000	—	April 2006
Junior Participation	25,000	39,000	25,000	—	June 2006
Junior Participation	6,994	133,000	5,224	—	June 2014
Junior Participation	—	—	—	500	December 2004
Junior Participation (8)	—	—	—	14,926	November 2004
Junior Participation	—	—	—	15,000	September 2005
	$260,494	$1,509,000	$243,064	$131,321

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	This investment is subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR. The loan matures in December 2004.
(5)

In July 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors, or PREI. We retained a 50% interest in the loan. The original investment was $50.0 million. This investment was redeemed in April 2004.

(6)	These loans are subject to three one-year extension options from the initial maturity date.
(7)	This loan is fully funded. A portion of the initially funded loan was sold to a third party.
(8)

On April 12, 2002, this loan, with an original investment of $30.0 million was contributed to a joint venture with PREI. The Company retained a 50% interest in the loan. This loan was redeemed in January 2004.

Preferred Equity Investments

As of September 30, 2004 and December 31, 2003, we held the following preferred equity investments with a current yield of 11.02% (in thousands):

Type	Gross Investment	Senior Financing	2004 Amount Outstanding	2003 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$8,000	$54,036	$7,743	$7,809	May 2006
Preferred equity (1) (3)	75,000	481,000	75,000	—	July 2014
Preferred equity (1) (4)	—	—	—	59,380	April 2004
Preferred equity (5)	—	—	—	5,479	July 2007
Preferred equity (5)	—	—	—	8,000	January 2006
Preferred equity (6)	—	—	—	7,000	August 2006
	$83,000	$535,036	$82,743	$87,668

(1)           This is a fixed rate investment.

(2)           The investment is subject to extension options.  We will also participate in the appreciation of the property upon sale to a third party above a specified threshold.

(3)           An affiliate of ours owns an interest in the first mortgage of the underlying property.

(4)           This investment was redeemed on April 1, 2004.

(5)           This investment was redeemed in July 2004.

(6)           This investment was redeemed in March 2004 in connection with the acquisition of 19 West 44th Street.  See Note 6.

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

In December 2003, we purchased a 45% ownership interest in 1221 Avenue of the Americas for $450.0 million from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounts for approximately 14.7% of property’s annualized rent.  Rockefeller Group International, Inc. retained its 55% ownership interest in 1221 Avenue of the Americas and continues to manage the property.  For the three and nine months ended September 30, 2004, we recognized an increase in net equity in unconsolidated joint ventures of approximately $171,000 and $514,000, respectively as a result of amortizing the SFAS 141 adjustment.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450.0 million was partially funded by the assumption of 45% of underlying property indebtedness of $175.0 million, or $78.8 million, and the balance was paid in cash.  This loan, which matures in December 2006, has an interest rate based on the Eurodollar plus 95 basis points (effective all-in weighted average interest rate for the quarter ended September 30, 2004 was 2.55%.  We funded the cash component, in part, with proceeds from our offering of our Series C preferred stock (net proceeds of approximately $152.0 million) that closed in December 2003.  The balance of the proceeds was funded with our unsecured revolving credit facility and a $100.0 million non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

In December 2000, we, together with Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for $41.3 million, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, we act as the operating member for the joint venture, and are responsible for leasing and managing the property.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $44,000, $247,000, $133,000 and $257,000 for such services, respectively.  The acquisition was partially funded by a $32.0 million mortgage.  The loan, which was to mature in December 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 2002, at which time principal payments began.  In July 2003, this mortgage was repaid and replaced with a five year $45.0 million first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG III

In May 2000, we sold a 65% interest, for cash, in the property located at 321 West 44th Street to MSREF, valuing the property at approximately $28.0 million.  We realized a gain of approximately $4.8 million on this transaction and retained a 35% interest in the property (with a carrying value of approximately $6.5 million), which was contributed to MSSG I.  We acquired the 203,000 square foot building, located in the Times Square sub-market of Manhattan, in March 1998.  Simultaneous with the closing of this joint venture, the venture received a $22.0 million mortgage for the acquisition and capital improvement program, which was estimated at approximately $3.3 million.  The interest only mortgage was scheduled to mature in April 2004 and had an interest rate based on LIBOR plus 250 basis points.  In addition to retaining a 35% economic interest in the property, we, acting as the operating member for the joint venture, were responsible for redevelopment, construction, leasing and management of the property.  During the three and nine months ended September 30, 2003, we earned approximately $27,000 and $201,000 for such services. The venture agreement provided us with the opportunity to gain certain economic benefits based on the financial performance of the property.

In December 2003, the MSSG III joint venture sold the property for a gross sales price of $35.0 million, excluding closing costs.  MSSG III realized a gain of approximately $271,000 on the sale of which our share was approximately $95,000.  We also recognized a gain of approximately $3.0 million, which had been deferred at the time we sold the property to the joint venture.

City Investment Fund

19 West 44th Street

In March 2004, we, through a joint venture with the City Investment Fund, or CIF, acquired the property located at 19 West 44th Street, or 19 West, for $67.0 million, including the assumption of a $47.2 million mortgage, with the potential for up to an additional $2.0 million in consideration based on property performance.  We previously held a $7.0 million preferred equity investment in the property that was redeemed at the closing.  We now hold a 35% equity interest in the property.  The joint venture financed the transaction by assuming the existing $31.8 million first mortgage and a $15.4 million mezzanine loan with all-in weighted interest rates of 2.35% and 8.5%, respectively. The effective all-in weighted average interest rate for the quarter ended September 30, 2004 was 4.69%.  The mortgage matures in September 2005 and is open for prepayment in April 2005.

19 West is an approximately 292,000 square foot office building located between Fifth and Sixth Avenues.  We act as the operating partner for the joint venture and are responsible for leasing and managing the property.  During the three and nine months ended September 2004, we earned approximately $62,000 and $111,000 for such services.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

485 Lexington Avenue

In July 2004, we acquired a 30.0% equity interest in the 921,000 square foot office building located at 485 Lexington through a joint venture with CIF and the Witkoff Group.  The purchase price for 485 Lexington was $225.0 million.  The joint venture has arranged for a loan facility to fund 75% of the acquisition and anticipated re-tenanting costs of 485 Lexington.  Consistent with our prior joint venture arrangements, we will be the operating partner and day-to-day manager of the venture and will be entitled to management fees, leasing commissions and incentive fees.  During both the three and nine months ended September 30, 2004, we earned approximately $45,000 for such services.  At closing, TIAA-CREF entered into an operating lease for the entire building.  Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870,000 square feet).

Simultaneous with the closing of 485 Lexington, we closed on a $240.0 million loan.  The loan, which bears interest at 200 basis points over the 30-day LIBOR, is for three years and has two one-year extension options.  At closing, we drew down approximately $175.3 million.  The balance will be used to fund the redevelopment program on an as-needed basis.  The effective all-in weighted average interest rate for the quarter ended September 30, 2004 was 3.56%.

SITQ Immobilier Joint Ventures

One Park Avenue

In May 2001, we entered into a joint venture with respect to the ownership of our interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in our interests in the property based upon a gross aggregate price of $233.9 million, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150.0 million mortgage was assumed by the joint venture.  The interest only mortgage, which was scheduled to mature in January 2004, was extended for one year.  This mortgage had an interest rate based on LIBOR plus 150 basis points.  We provided management and leasing services for One Park.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $592,000, $1,358,000, $234,000 and $877,000, respectively, for such services.  During each of the three and nine months ended September 30, 2004 and 2003, we earned approximately $155,000, $465,000, $155,000 and $464,000 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, held through this joint venture, provided for substantially all of the economic interest in the property and give the joint venture the sole option to purchase the ground lease position.  Accordingly, we accounted for this joint venture as having an ownership interest in the property.  In May 2004, the joint venture sold a 75% interest to an affiliate of Credit Suisse First Boston (See below).

1250 Broadway

In November 2001, we sold a 45% interest in 1250 Broadway, Manhattan, or 1250 Broadway, to SITQ based on the property’s valuation of approximately $121.5 million.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  This property was subject to an $85.0 million mortgage.  The interest only mortgage was scheduled to mature in October 2004 and had a one-year as-of-right renewal option.  The mortgage had an interest rate based on LIBOR plus 250 basis points.  We entered into a swap agreement on our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005. In July 2004, we refinanced 1250 Broadway with a $115.0 million mortgage.  The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR (effective all-in weighted average interest rate of 5.64% for the quarter ended September 30, 2004).  The loan matures in August 2006 and is subject to three one-year as-of right renewal options.  We provide management and leasing services for 1250 Broadway.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $218,000, $565,000, $247,000 and $688,000, respectively for such services.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $60,000, $180,000, $225,000 and $675,000 in asset management fees, respectively.

1515 Broadway

In May 2002, we along with SITQ acquired 1515 Broadway, Manhattan, or 1515 Broadway, for a gross purchase price of approximately $483.5 million.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with us retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  We provide management and leasing services for 1515 Broadway.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $669,000, $1,795,000, $405,000 and $1,097,000, respectively for such services.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $245,000, $734,000, $245,000 and $654,000 respectively, in asset management fees.

1515 Broadway was acquired with a $275.0 million first mortgage and $60.0 million of mezzanine loans, or the Mezzanine Loans.  The balance of the proceeds, were funded from our unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275.0 million first mortgage carried an interest rate of 145 basis points over the 30-day LIBOR.  The Mezzanine Loans consisted of two $30.0 million loans.  The first mezzanine loan carried an interest rate of 350 basis points over the 30-day LIBOR.  The second mezzanine loan carried an interest rate of 450 basis points over the 30-day LIBOR.  We entered into a swap agreement on $100.0 million of our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100.0 million at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  In June 2004, we refinanced the property with a $425.0 million first mortgage.  The interest only mortgage carries an interest rate of 90 basis points over the 30-day LIBOR.  The all-in weighted average effective interest rate was 2.60% for the quarter ended September 30, 2004.  The mortgage matures in July 2006 and is subject to three one-year as-of-right renewal options.

One tenant, whose leases end between 2008 and 2013, represents approximately 85.6% of this joint venture’s annualized rent at September 30, 2004.

Credit Suisse First Boston Joint Venture

In May 2004, Credit Suisse First Boston LLC, through a wholly owned affiliate, acquired a 75% interest in One Park.  The interest was acquired from a joint venture comprised of SITQ and us.  Simultaneous with the closing of the acquisition, the new joint venture completed a refinancing of the property with an affiliate of Credit Suisse First Boston.

Credit Suisse First Boston’s affiliated entity acquired its equity interest for $60.0 million.  The acquisition was based on a total valuation of approximately $318.5 million.  The $238.5 million 10-year interest only loan bears interest at a fixed rate of 5.8% and replaced the existing $150.0 million floating rate loan, which was scheduled to mature in January 2005. We received $83.0 million in net proceeds, which were used to pay down our unsecured revolving credit facility.

We have retained a 16.7% interest in the new venture, which may be increased substantially based upon the financial performance of the property.  We will manage the venture, in addition to continuing our responsibility of leasing and managing the property.  SITQ retained an 8.3% interest.  During the three and nine months ended September 30, 2004, we earned approximately $8,000 and $10,000 in asset management fees, respectively.

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

Prudential Real Estate Investors Joint Venture

In February 2000, we acquired a 49.9% interest in a joint venture, which owned 100 Park Avenue, Manhattan, or 100 Park, for $95.8 million. 100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112.0 million.  In August 2000, AIG/SunAmerica issued a $120.0 million mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112.0 million mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 2001 and thereafter principal repayments are due through maturity.  We provide managing and leasing services for 100 Park.  During the three and nine months ended September 30, 2004 and 2003, we earned approximately $154,000, $642,000, $130,000 and $388,000 for such services, respectively.

Gramercy Capital Corp.

In April 2004, we formed Gramercy Capital Corp., or Gramercy, a specialty finance company focused on originating and acquiring loans and other fixed-income investments secured by commercial and multifamily real estate.  Gramercy will continue our structured finance business as a separate public company.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Gramercy’s common stock is listed on the New York Stock Exchange under the symbol “GKK.”  As part of the offering which closed on August 2, 2004, we purchased 3,125,000 shares, or 25% of Gramercy, for a total investment of $46.9 million.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and subject to certain termination rights.  Gramercy will pay us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined).  For the period from April 12, 2004 through September 30, 2004, we received an aggregate of approximately $547,000 under this agreement.

We, along with the Manager, hold Class B limited partner interests for a nominal percentage of Gramercy’s operating partnership.  To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in the agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We and the Manager own 70 units and 30 units of the Class B limited partner interests, respectively.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between us and the Manager.  The asset servicing agreement provides for an annual fee of 0.15% of the book value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through September 30, 2004, the Manager received an aggregate of $208 and $31 under the outsourcing and asset servicing agreements, respectively.

During that same period Gramercy reimbursed approximately $2.4 million to us for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse us for consulting fees paid to Gramercy’s Chief Operating Officer and Chief Financial Officer, respectively.

The condensed combined balance sheets for the unconsolidated joint ventures at September 30, 2004 and December 31, 2003, are as follows (in thousands):

	September 30, 2004	December 31, 2003
Assets
Commercial real estate property	$2,429,009	$2,045,337
Other assets	352,365	290,373
Total assets	$2,781,374	$2,335,710

Liabilities and members’ equity
Mortgage payable	$1,337,913	$907,875
Other liabilities	81,656	88,629
Members’ equity	1,361,805	1,339,206
Total liabilities and members’ equity	$2,781,374	$2,335,710
Our net investment in unconsolidated joint ventures	$549,654	$590,064

The difference between the investment in unconsolidated joint ventures and our joint venture member’s equity relates to purchase price adjustments.

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$87,077	$44,765	$247,772	$132,566
Operating expenses	20,857	13,119	59,801	37,520
Real estate taxes	15,356	8,760	43,881	25,132
Interest	12,981	8,964	33,079	25,881
Depreciation and amortization	14,652	7,676	41,327	22,447
Total expenses	63,846	38,519	178,088	110,980
Net income before gain on sale	$23,231	$6,246	$69,684	$21,586
Our equity in net income of unconsolidated joint ventures	$10,632	$3,036	$32,017	$10,863

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by an affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, we accounted for our investment in the Service Corporation on the equity basis of accounting because we had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three and nine months ended September 30, 2004, the Service Corporation earned approximately $2.0 million and $5.7 million of revenue and incurred approximately $1.8 million and $5.2 million in expenses.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of our investment as of September 30, 2004 and December 31, 2003 was approximately $3.4 million and $4.0 million, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	2004	2003
Deferred financing	$23,340	$22,464
Deferred leasing	59,770	49,131
	83,110	71,595
Less accumulated amortization	(32,536)	(32,318)
	$50,574	$39,277

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2004 and December 31, 2003, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2004	2003
1414 Avenue of the Americas (1)	5/1/09	7.87%	$13,380	$13,532
70 West 36th Street (1)	5/1/09	7.87%	11,658	11,791
711 Third Avenue (1)	9/10/05	8.13%	47,720	48,036
420 Lexington Avenue (1)	11/1/10	8.44%	119,891	121,324
673 First Avenue (1)	2/11/13	5.67%	35,000	35,000
125 Broad Street (2)	10/11/07	8.29%	75,705	76,188
220 East 42nd Street	12/9/13	5.23%	210,000	210,000
Total fixed rate debt			513,354	515,871
Total floating rate debt			—	—
Total mortgage notes payable			$513,354	$515,871

(1)           Held in bankruptcy remote special purpose entity.

(2)           This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.

At September 30, 2004 and December 31, 2003, the net book value of the properties collateralizing the mortgage notes was approximately $607.7 million and $594.7 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture debt as of September 30, 2004, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans	Total	Joint Venture Debt
2004	$878	$—	$18,900	$—	$19,778	$237
2005	4,158	47,247	—	—	51,405	17,236
2006	4,222	—	170,000	—	174,222	376,724
2007	7,613	73,341	—	1,324	82,278	53,718
2008	7,666	—	—	98,676	106,342	21,918
Thereafter	29,621	338,608	—	325,000	693,229	95,651
	$54,158	$459,196	$188,900	$425,000	$1,127,254	$565,484

Mortgage Recording Tax - Hypothecated Loan

Our Operating Partnership mortgage tax credit loans totaled approximately $45.5 million from LBHI at December 31, 2003.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of our cash, which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which will mature on June 1, 2005.  The Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet at September 30, 2004.  Under the terms of the LBHI facility, no fees are due to the lender until such time as the facility is utilized.  When a preserved mortgage is assigned to a third party or is used by us in a financing transaction, finance costs are incurred and are only calculated at that time.  These costs are then accounted for based on the nature of the transaction.  If the mortgage credits are sold to a third party, the finance costs are written off directly against the gain on sale of the credits.  If the mortgage credits are used by us, the finance costs are deferred and amortized over the term of the new related mortgage.  The amortization period is dependent on the term of the new mortgage.  The purpose of these loans is to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which we may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remains a bona-fide debt to LBHI.  The loans are considered utilized when the loan balance of the facility decreases due to the assignment of the preserved mortgage to a property, which we are acquiring with debt or is being financed by us, or to a third party for the same purposes.  As of September 30, 2004, the LBHI facility had total capacity of $200.0 million and a $118.6 million outstanding balance.

10.  Credit Facilities

Unsecured Revolving Credit Facility

In September 2004, we modified our $300.0 million unsecured revolving credit facility.  We have a one-time option to increase the capacity under the unsecured revolving credit facility to $375.0 million at any time prior to the maturity date.  The unsecured revolving credit facility matures in March 2006, and has a one-year extension option.  It bears interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio, currently 120 basis points.  If we were to receive an investment grade rating, the spread over LIBOR will be reduced to between 95 basis points and 120 basis points depending on the debt ratio.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears.  At September 30, 2004 $45.0 million was outstanding under this facility and carried an all-in effective quarterly weighted average interest rate of 3.04%.  Availability under the unsecured revolving credit facility at September 30, 2004 was reduced by the issuance of letters of credit in the amount of $4.0 million.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).  As of October 31, 2004, we had a balance of $160.0 million outstanding on our unsecured revolving credit facility.

Secured Revolving Credit Facilities

In December 2001, we obtained a $75.0 million secured revolving credit facility.  The secured revolving credit facility had a term of two years with a one-year extension option.  The extension option was exercised in December 2003 and this facility now matures in December 2006.  This facility was increased to $125.0 million in March 2004. In September 2004, we reduced the interest rate spread to a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio, currently 120 basis points, and is secured by various structured finance investments.  At September 30, 2004, $125.0 million was outstanding and carried an all-in effective quarterly weighted average interest rate of 5.6%.  The secured revolving credit facility includes certain restrictions and covenants, which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which matures in December 2004, carries an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.42% for the quarter ended September 30, 2004).

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of September 30, 2004, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 4.92% for the quarter ended at September 30, 2004.

In December 2003, we entered into an unsecured non-recourse term loan for $67.6 million, and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage.  As a result, this loan carried an effective quarterly interest rate of 8.10 percent due to a LIBOR floor of 6.10% plus 200 basis points.  This loan was repaid in April 2004.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (effective all-in rate of 3.83% for the quarter ended September 30, 2004).  During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2004 and December 31, 2003, we were in compliance with all such covenants.

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

Cash equivalents, accounts receivable, accounts payable and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1,017 million, which exceeds the book value of the related fixed rate debt by approximately $9 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2004.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from October 2004 to 2021.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2004 for the wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2004	$255,692	$109,302
2005	261,091	114,318
2006	233,284	107,290
2007	219,874	104,883
2008	202,322	96,636
Thereafter	799,535	491,262
	$1,971,798	$1,023,691

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.4 million, $3.0 million, $1.1 million and $2.7 million for the three and nine months ended September 30, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $1.1 million, $2.8 million, $1.0 million and $2.6 million for the three and nine months ended September 30, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $47,000, $148,000, $36,000 and $86,000 for the three and nine months ended September 30, 2004 and 2003, respectively.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was $69,000, $195,000, $55,000 and $180,000 for the three and nine months ended September 30, 2004 and 2003, respectively.

Amounts due from (to) related parties at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	2004	2003
17 Battery Condominium Association	$(311)	$290
Officers and employees	1,611	1,743
Due from joint ventures	62	282
Other	2,573	2,927
Related party receivables	$3,935	$5,242

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was $193,000 on September 30, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

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

15.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2004, 40,546,603 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2004, we sold 1,800,000 shares of our common stock at a gross price of $42.33 per share.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

In August 2004, we sold 1,350,000 shares of our common stock at a gross price of $48.50 per share.  The net proceeds from this offering (approximately $65.0 million) were used to pay down our unsecured revolving credit facility.

We filed a $500.0 million shelf registration statement, which was declared effective by the Securities and Exchange Commission, or SEC, in March 2004.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $334.5 million available under the shelf.

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

In April 2004, we priced a public offering of 2,450,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock, with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $59.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional proceeds of approximately $37.3 million.

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

As of September 30, 2004, 213,934 shares were issued and approximately $8.8 million of proceeds were received from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting our board of directors, the board ratified a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500, $487,500, $162,500 and $325,000 was recorded during the three and nine months ended September 30, 2004 and 2003, respectively.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options will be determined by the compensation committee, but may not be less than 100% of the fair market value of the shares of common stock on the date of grant.  At September 30, 2004, approximately 3,500,000 shares of common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2004 and December 31, 2003 and changes during the periods then ended are presented below:

	2004		2003
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,250,231	$26.80	3,278,663	$25.49
Granted	122,333	$43.21	327,000	$35.09
Exercised	(803,902)	$22.83	(347,099)	$22.14
Lapsed or cancelled	(68,468)	$28.64	(8,333)	$24.52
Balance at end of period	2,500,194	$28.81	3,250,231	$26.80

All options were granted within a price range of $18.44 to $50.07.  The remaining weighted average contractual life of the options was 7.2 years.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (Income)	2004	2003	2004	2003
Basic Earnings:
Income available to common shareholders	$20,307	$19,417	$81,647	$68,874
Effect of Dilutive Securities:
Redemption of units to common shares	1,114	1,309	4,726	5,016
Preferred Stock (as converted to common shares)	—	2,224	—	7,087
Stock options	—	—	—	—
Diluted Earnings:
Income available to common shareholders	$21,421	$22,950	$86,373	$80,977

Denominator (Weighted Average Shares)	2004	2003	2004	2003
Basic Earnings
Shares available to common shareholders	39,386	31,269	38,670	31,021
Effect of Diluted Securities:
Redemption of units to common shares	2,225	2,306	2,245	2,304
Preferred Stock (as converted to common shares)	—	4,607	—	4,668
Stock-based compensation plans	1,706	1,004	1,651	755
Diluted Shares	43,317	39,186	42,566	38,748

16.  Minority Interest

The unit holders represent the minority interest ownership in the Operating Partnership.  As of September 30, 2004 and December 31, 2003, the minority interest unit holders owned 5.2% (2,224,705 units) and 6.0% (2,305,955 units) of the Operating Partnership, respectively.  At September 30, 2004, 2,224,705 shares of common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

In February 2003, the Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

In March 2003, the Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans.  Contributions to these plans amounted to approximately $0.8 million, $2.7 million, $0.8 million and $2.4 million during the three and nine months ended September 30, 2004 and 2003, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

We entered into employment agreements with certain executives.  Six executives have employment agreements, which expire between November 2005 and January 2010.  The cash-based compensation associated with these employment agreements totals approximately $2.4 million for 2004.

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

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083.  Under the sub-lease, we are responsible for half of the ground rent payments of $1.0 million annually which increased to $3.1 million in July 2001 and will continue for the next ten years.  The ground rent is reset after year ten based on the estimated fair market value of the property.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of approximately $4.1 million and $3.9 million at September 30, 2004 and December 31, 2003, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2004 (in thousands):

September 30,	Capital lease	Non-cancellable operating leases
2004	$374	$3,092
2005	1,322	13,769
2006	1,416	12,875
2007	1,416	11,982
2008	1,416	11,982
Thereafter	54,736	284,297
Total minimum lease payments	60,680	$337,997
Less amount representing interest	(44,295)
Present value of net future minimum lease payments	$16,385

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2004.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Collar	$70,000	6.100%	12/1999	11/2004	$(277)
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(965)
Interest Rate Swap	$—	3.330%	8/2005	9/2006	(54)
Interest Rate Swap	$—	4.330%	9/2006	6/2008	(314)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(2,548)
Interest Rate Swap	$35,000	1.450%	12/2003	12/2004	24
Interest Rate Swap	$—	4.113%	12/2004	6/2008	(771)
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	536
Interest Rate Swap	$—	4.650%	5/2006	12/2008	(1,449)
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	227
Interest Rate Swap	$—	4.352%	9/2006	8/2009	(282)
Interest Rate Swap	$94,000	4.463%	12/2004	12/2014	1,051

On September 30, 2004, the derivative instruments were reported as an obligation at their fair value of approximately $4.8 million.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $2.6 million, including a gain of $7.4 million from the settlement of a forward swap.  This gain is being amortized over the ten-year term of its related mortgage obligation from December 2003.  Currently, all our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.7 million of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

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

21.  Segment Information

We are a REIT engaged in acquiring, owning, managing, leasing and repositioning commercial office properties in Manhattan and has two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings from continuing operations.

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

Selected results of operations for the three and nine months ended September 30, 2004 and 2003, and selected asset information as of September 30, 2004 and December 31, 2003, regarding our operating segments is as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2004	$78,985	$8,283	$87,268
September 30, 2003	72,061	3,859	75,920
Nine months ended:
September 30, 2004	$222,824	$30,673	$253,497
September 30, 2003	193,271	12,225	205,496

Income from continuing operations before minority interest:
Three months ended:
September 30, 2004	$18,082	$6,070	$24,152
September 30, 2003	14,098	3,040	17,138
Nine months ended:
September 30, 2004	$45,671	$24,956	$70,627
September 30, 2003	40,847	8,890	49,737

Total assets:
As of:
September 30, 2004	$2,265,618	$325,807	$2,591,425
December 31, 2003	2,042,852	218,989	2,261,841

Income from continuing operations before minority interest represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  We do not allocate marketing, general and administrative expenses (approximately $5.6 million, $20.9 million, $3.0 million and $9.0 million for the three and nine months ended September 30, 2004 and 2003, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the three and nine months ended September 30, 2004 and 2003 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income from continuing operations before minority interest	$24,152	$17,138	$70,627	$49,737
Equity in net gain on sale of unconsolidated joint ventures	—	—	22,012	—
Minority interest in operating partnership attributable to continuing operations	(999)	(915)	(4,448)	(2,864)
Minority interest in partially-owned entities	(55)	28	(30)	64
Net income from continuing operations	23,098	16,251	88,161	46,937
Income from discontinued operations, net of minority interest	2,052	1,645	4,775	7,755
Gain on sale of discontinued operations, net of minority interest	—	3,745	—	21,269
Net income	25,150	21,641	92,936	75,961
Preferred stock dividends and accretion	(4,843)	(2,224)	(11,289)	(7,087)
Net income available for common shareholders	$20,307	$19,417	$81,647	$68,874

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table represents non-cash investing and financing activities (in thousands):

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Issuance of common stock as deferred compensation	$14,096	$6,670
Derivative instruments at fair value	(4,822)	(9,009)
Issuance of units of limited partnership interest in connection with acquisition	—	12,845
Assumption of mortgage notes payable upon acquisition of real estate	—	234,641
Fair value of above and below market leases (SFAS 141) in connection with acquisitions	—	(2,995)
Fair value of debt assumed (SFAS 141) in connection with acquisition	—	3,232
Redemption premium purchase price adjustment	—	4,380
Assignment of mortgage note payable upon sale of real estate	—	14,814
Conversion of preferred equity investment	—	53,500
Conversion of Series A preferred stock	—	112,112
Assumption of our share of joint venture mortgage note payable	16,520	78,750
Tenant improvements and leasing commissions payable	24,620	14,533
Acquisition of real estate	2,755	—

23.  Subsequent Events

On October 19, 2004, we acquired 625 Madison Avenue for $230.5 million, or approximately $415 per square foot.  The approximately 558,000 square feet, 17-story building contains 53,000 square feet of retail space and is 68% occupied.  The property was acquired with cash and the issuance of approximately 306,000 units of limited partnership in the Operating Partnership, valued at $50.50 per unit.  The building is also encumbered by a $102 million mortgage loan held by the New York State Teacher’s Retirement System that we assumed at closing.  The mortgage has a fixed annual interest rate of 6.27% and matures in November 2015.  The property is subject to a ground lease expiring on June 30, 2054, after exercise of all options.

On October 29, 2004, we completed the sale of 17 Battery Place North for $70.0 million.

In September 2004, we entered into an agreement to sell the property located at 1466 Broadway for approximately $160.0 million.  The sale, which is subject to normal closing conditions, is expected to close during the fourth quarter of 2004.

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

As of September 30, 2004, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.1%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 95.7% as of September 30, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at September 30, 2004 and December 31, 2003.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2004 and December 31, 2003.

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

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

The following comparison for the three months ended September 30, 2004, or 2004, to the three months ended September 30, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at September 30, 2004 and total 17 of our 21 wholly-owned properties, representing approximately 69% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and in 2004, namely, 750 Third Avenue (July 2004) and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely, 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT and in 2004, namely, 1466 Broadway and 17 Battery Place, are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$60.9	$55.1	$5.8	10.5%
Escalation and reimbursement revenue	12.9	12.8	0.1	0.8
Signage revenue	0.2	—	0.2	—
Total	$74.0	$67.9	$6.1	9.0%

Same-Store Properties	59.4	57.7	$1.7	3.0%
Discontinued operations	(5.7)	(5.4)	(0.3)	(5.6)
Acquisitions	20.4	14.6	5.8	39.7
Other	(0.1)	1.0	(1.1)	(110.0)
Total	$74.0	$67.9	$6.1	9.0%

Occupancy in the Same-Store Properties decreased from 97.5% at September 30, 2003 to 95.2% at September 30, 2004.  Rental revenue in the Same-Store Properties increased due to improved leasing at 1372 Broadway and 555 West 57th Street.  This increase occurred because new cash rents on previously occupied space by new tenants at Same-Store Properties being 7.9% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).  The increase in the Acquisitions is primarily due to owning these properties for the full quarter in 2004 compared to a partial period or not being included in 2003.

At September 30, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 11.9% higher than then existing in-place fully escalated rents.  Approximately 2.0% of the space leased at wholly-owned properties expires during the remainder of 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Acquisitions ($0.4 million) and Same-Store Properties ($0.6 million).  This was partially offset by a decrease in recoveries from Other entities ($0.9 million).

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.6	$3.0	$7.6	253.3%
Investment and preferred equity income	8.3	3.9	4.4	112.8
Other	5.0	4.1	0.9	22.0
Total	$23.9	$11.0	$12.9	117.3%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($7.0 million).  Occupancy at our joint venture properties increased from 92.6% in 2003 to 95.7% in 2004.  At September 30, 2004, we estimated that current market rents at our joint venture properties were approximately 18.9% higher than then existing in-place fully escalated rents.  Approximately 0.5% of the space leased at our joint venture properties expires during the remainder of 2004.

The increase in investment income from structured finance investments was primarily due to the weighted average investment balance outstanding and yield being $302.1 million and 10.2%, respectively, for 2004 compared to $128.0 million and 11.27%, respectively, for 2003.  The balance of the increase is from the receipt of exit fees and accelerated origination fees due to the redemption of certain investments.

The increase in Other income was primarily due to fee income earned by the service corporation ($0.6 million) and from an increase in lease-buyout income ($0.9 million).  This was offset by a reduction in asset management fees ($0.4 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$16.3	$15.1	$1.2	8.0%
Electric costs	6.5	6.6	(0.1)	(1.5)
Real estate taxes	12.2	10.8	1.4	13.0
Ground rent	3.8	3.4	0.4	11.8
Total	$38.8	$35.9	$2.9	8.1%

Same-Store Properties	$29.7	$29.2	$0.5	1.7%
Discontinued operations	(2.7)	(2.8)	0.1	3.6
Acquisitions	9.0	7.3	1.7	23.3
Other	2.8	2.2	0.6	27.3
Total	$38.8	$35.9	$2.9	8.1%

Same-Store Properties operating expenses, excluding real estate taxes ($0.6 million), decreased approximately $0.1 million primarily due to a decrease in ground rent ($0.1 million).  Operating expenses were flat for the comparative period.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.6 million) due to higher assessed property values and the Acquisitions ($0.7 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$16.2	$11.6	$4.6	39.7%
Depreciation and amortization expense	13.2	11.3	1.9	16.8
Marketing, general and administrative expenses	5.6	3.0	2.6	86.7
Total	$35.0	$25.9	$9.1	35.1%

The increase in interest expense was primarily attributable to additional borrowings associated with new investment activity ($5.2 million) and higher interest costs associated with property-level refinancing ($1.6 million).  This was partially offset by reduced interest costs due to previous disposition activity ($1.5 million) and proceeds from our common and preferred equity offerings and other activities ($0.7 million).  The weighted average interest rate decreased from 5.87% for the quarter ended September 30, 2003 to 5.55% for the quarter ended September 30, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $757.6 million as of September 30, 2003 to $1,114.1 million as of September 30, 2004.

Marketing, general and administrative expenses represented 6.4% of total revenues in 2004 compared to 3.9% in 2003.  The increase is primarily due to higher compensation costs and professional fees.

Results of Operations

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

The following comparison for the nine months ended September 30, 2004, or 2004, to the nine months ended September 30, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at September 30, 2004 and total 17 of our 21 wholly-owned properties, representing approximately 69% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003) and in 2004, namely, 750 Third Avenue (July 2004), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT and in 2004, namely, 1466 Broadway and 17 Battery Place are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$176.3	$156.3	$20.0	12.8%
Escalation and reimbursement revenue	31.8	29.8	2.0	6.7
Signage revenue	0.2	0.2	—	—
Total	$208.3	$186.3	$22.0	11.8%

Same-Store Properties	$170.4	$166.9	$3.5	2.1%
Discontinued operations	(16.6)	(16.8)	0.2	1.2
Acquisitions	55.6	33.6	22.0	65.5
Other	(1.1)	2.6	(3.7)	(142.3)
Total	$208.3	$186.3	$22.0	11.8%

Occupancy in the Same-Store Properties decreased from 97.5% at September 30, 2003 to 95.2% at September 30, 2004.  Rental revenue in the Same-Store Properties increased because new cash rents on previously occupied space by new tenants at Same-Store Properties being 0.6% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).  The increase in the Acquisitions is primarily due to owning these properties for the full period in 2004 compared to a partial period or not being included in 2003.

At September 30, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 11.9% higher than then existing in-place fully escalated rents.  Approximately 2.0% of the space leased at wholly-owned properties expires during the remainder of 2004.  We believe that occupancy rates will remain relatively flat at the Same-Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Acquisitions ($2.7 million) and Same-Store Properties ($0.4 million) and offset by a decrease in Other entities ($1.1 million).

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$32.0	$10.9	$21.1	193.6%
Investment and preferred equity income	30.7	12.2	18.5	151.6
Other	14.4	6.9	7.5	108.7
Total	$77.1	$30.0	$47.1	157.0%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($21.6 million).  This was partially offset by a reduction in our interest in One Park from 55% to 16.7% ($1.6 million).  Occupancy at our joint venture properties increased from 92.6% in 2003 to 95.7% in 2004.  At September 30, 2004, we estimated that current market rents at our joint venture properties were approximately 18.9% higher than then existing in-place fully escalated rents.  Approximately 0.5% of the space leased at our joint venture properties expires during the remainder of 2004.

The increase in investment income from structured finance investments was primarily due to the weighted average investment balance outstanding and yield being $269.0 million and 10.8%, respectively, for 2004 compared to $124.4 million and 11.8%, respectively, for 2003.  In addition, we recognized a $4.2 million gain in 2004 from a partial distribution from a joint venture which owned a mortgage position in a portfolio of office and industrial properties.  The balance of the increase is primarily from the receipt of exit fees and accelerated origination fees due to the redemption of certain investments (approximately $8.4 million).

The increase in other income was primarily due to lease buy-out income ($0.4 million) and fee income earned by the service corporation ($4.3 million), which was accounted for under the equity method prior to July 1, 2003.  In addition, we recognized an incentive distribution resulting from the sale of an interest in One Park ($4.3 million).  This was offset by a reduction in gains from the sale of non-real estate assets ($1.2 million) and asset management fees ($1.0 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$50.2	$39.5	$10.7	27.1%
Electric costs	14.6	14.8	(0.2)	(1.4)
Real estate taxes	34.9	29.5	5.4	18.3
Ground rent	11.5	9.8	1.7	17.4
Total	$111.2	$93.6	$17.6	18.8%

Same-Store Properties	$85.0	$82.1	$2.9	3.5%
Discontinued operations	(8.2)	(8.1)	(0.1)	(1.2)
Acquisitions	26.5	16.0	10.5	65.6
Other	7.9	3.6	4.3	119.4
Total	$111.2	$93.6	$17.6	18.8%

Same-Store Properties operating expenses, excluding real estate taxes ($1.6 million), increased approximately $1.3 million.  There were increases in advertising, professional and condominium management costs ($0.5 million) and repairs, maintenance, cleaning and payroll expenses ($1.5 million).  This was offset by a decrease in utility costs ($0.6 million) and ground rent expense ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.6 million) due to higher assessed property values and the Acquisitions ($3.9 million).

The increase in Other expenses was primarily due to operating expenses incurred by the service corporation ($3.7 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$45.6	$32.8	$12.8	39.0%
Depreciation and amortization expense	37.1	31.0	6.1	19.7
Marketing, general and administrative expenses	20.9	9.0	11.9	132.2
Total	$103.6	$72.8	$30.8	42.3%

The increase in interest expense was primarily attributable to additional borrowings associated with new investment activity ($15.9 million) and higher interest costs associated with property-level refinancing ($3.3 million).  This was partially offset by reduced interest costs due to previous disposition activity ($3.2 million) and proceeds from our common and preferred equity offerings and other activities ($3.2 million).  The weighted average interest rate decreased from 5.82% for the nine months ended September 30, 2003 to 5.58% for the nine months ended September 30, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $732.2 million as of September 30, 2003 to $1,069.7 million as of September 30, 2004.

Marketing, general and administrative expenses represented 8.3% of total revenues in 2004 compared to 4.4% in 2003.  The increase is primarily due to increased compensation costs including a one-time charge related to a restricted stock award and professional fees.

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

Cash Flows

Net cash provided by operating activities increased $16.3 million to $82.4 million for the nine months ended September 30, 2004 compared to $66.1 million for the nine months ended September 30, 2003.  Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as the structured finance investments.

Net cash used in investing activities increased $250.5 million to $292.0 million for the nine months ended September 30, 2004 compared to $41.5 million used during the nine months ended September 30, 2003.  The increase was due primarily to the refinancing of 1515 Broadway, 1250 Broadway and One Park as well as the sale of an interest in One Park ($153.8 million), which was offset by new joint venture investments, including 19 West 44th Street, 485 Lexington Avenue and Gramercy Capital Corp. ($74.7 million) and net new structured finance investments ($33.1 million).  This was offset by the proceeds from the sale of 50 West 23rd Street, 1370 Broadway and Shaws ($119.1 million) in 2003.  There was an increase in acquisitions and acquisition deposits and capital improvements in 2004 ($282.1 million and $13.2 million, respectively) as compared to 2003 ($16.5 million and $23.4 million, respectively).  This relates primarily to the acquisition deposit on 625 Madison Avenue and acquisition of 750 Third Avenue in 2004 compared to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street in 2003.

Net cash provided by financing activities increased $262.9 million to $194.3 million for the nine months ended September 30, 2004 compared to $68.4 million used in the nine months ended September 30, 2003.  The increase was primarily due to the receipt of proceeds from the January and August 2004 common stock offering (approximately $138.6 million) and the May and July 2004 preferred stock offerings ($96.3 million).  This was offset by net mortgage debt and credit facility repayments (approximately $26.1 million).

Capitalization

As of September 30, 2004, we had 40,546,603 shares of common stock, 2,224,705 units of limited partnership interest in our Operating Partnership, 6,300,000 Series C preferred shares and 4,000,000 Series D preferred shares outstanding.

In January 2004, we sold 1,800,000 shares of common stock.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

In August 2004, we sold 1,350,000 shares of our common stock.  The net proceeds from this offering (approximately $65.0 million) were used to pay down our unsecured revolving credit facility.

We currently have the ability to issue up to an aggregate amount of $334.5 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004.

In April 2004, we priced a public offering of 2,450,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock.  The shares of Series D preferred stock have a liquidation preference of $25 per share and will be redeemable at par at our option on or after May 27, 2009.  The net proceeds from this offering (approximately $59 million) were used to pay down our unsecured revolving credit facility.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional proceeds of approximately $37.3 million.

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

As of September 30, 2004, we have issued 213,934 common shares and received approximately $8.8 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

At the May 2003 meeting of our board of directors, our board ratified a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500, $487,500, $162,500 and $325,000 related to this plan was recorded during the three and nine months ended September 30, 2004 and 2003, respectively.

Market Capitalization

At September 30, 2004, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $565.5 million) represented 31.3% of our consolidated market capitalization of $3.6 billion (based on a common stock price of $51.81 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2004).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at September 30, 2004 and December 31, 2003, respectively (in thousands).

Debt Summary:	September 30, 2004	December 31, 2003
Balance
Fixed rate	$513,354	$515,871
Variable rate - hedged	495,000	270,000
Total fixed rate	1,008,354	785,871
Variable rate	—	267,578
Variable rate - supporting variable rate assets	118,900	66,000
Total variable rate	118,900	333,578
Total	$1,127,254	$1,119,449

Percent of Total Debt:
Total fixed rate	89.5%	70.20%
Variable rate	10.5%	29.80%
Total	100.00%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	6.06%	6.77%
Variable rate	3.04%	2.85%
Effective interest rate	5.55%	5.66%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (1.84% at September 30, 2004).  Our debt on our wholly-owned properties at September 30, 2004 had a weighted average term to maturity of approximately 5.3 years.

As of September 30, 2004, we had eight structured finance investments collateralizing our secured revolving credit facility.  Certain of our structured finance investments, totaling $138.3 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of September 30, 2004, our total mortgage debt (excluding our share of joint venture debt of approximately $565.5 million) consisted of approximately $513.4 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.86% and no unhedged variable rate debt.

Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  In September 2004, this unsecured revolving credit facility was modified to reduce interest rate spreads by between 25 basis points and 35 basis points and currently carries a spread of 120 basis points over the 30-day LIBOR.  At September 30, 2004, $45.0 million was outstanding under this unsecured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 3.04%.  Availability under this unsecured revolving credit facility at September 30, 2004 was reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facilities

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity to December 2006.  This secured revolving credit facility is secured by various structured finance investments.  In September 2004, this unsecured revolving credit facility was modified to reduce interest rate spreads by between 25 basis points and 35 basis points and currently carries a spread of 120 basis points over the 30-day LIBOR.  At September 30, 2004, $125.0 million was outstanding under this secured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 5.6%.

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which matures in December 2004, carries an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.42% for the quarter ended September 30, 2004).

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009.  As part of the amendment, the interest rate spreads were reduced by between 25 basis points and 30 basis points.  As of September 30, 2004, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in quarterly interest rate on the unsecured term loan was 4.92% for 2004.

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

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2004 and December 31, 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2004 would increase our annual interest cost by approximately $1.5 million and would increase our share of joint venture annual interest cost by approximately $2.8 million, respectively.

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

Approximately $1,008.4 million of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2004 ranged from LIBOR plus 90 basis points to LIBOR plus 286 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loans and our share of joint venture debt, excluding extension options, and our obligations under our capital lease and ground leases, as of September 30, 2004 are as follows:

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Total	Joint Venture Debt
October 1, 2004	$878	$18,900	$—	$374	$3,092	$23,244	$237
2005	51,405	—	—	1,322	13,769	66,496	17,236
2006	4,222	170,000	—	1,416	12,875	188,513	376,724
2007	80,954	—	1,324	1,416	11,982	95,676	53,718
2008	7,666	—	98,676	1,416	11,982	119,740	21,918
Thereafter	368,229	—	325,000	54,736	284,297	1,032,262	95,651
	$513,354	$188,900	$425,000	$60,680	$337,997	$1,525,931	$565,484

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

Capital Expenditures

We estimate that for the three months ending December 31, 2004, we will incur approximately $18.8 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $3.3 million.  Of those total capital expenditures, approximately $7.8 million for wholly-owned properties and $1.4 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.00 per share, we would pay approximately $81.3 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.4 million, $3.0 million, $1.1 million and $2.7 million for the three and nine months ended September 30, 2004 and 2003, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $295,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $1.1 million, $2.8 million, $1.0 million and $2.6 million for the three and nine months ended September 30, 2004 and 2003, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $47,000, $148,000, $36,000 and $86,000 for the three and nine months ended September 30, 2004 and 2003, respectively.

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

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $69,000, $195,000, $55,000 and $180,000 for the three and nine months ended September 30, 2004 and 2003, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and noncompetition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 2006, provided that Mr. Holliday remains employed by us until January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The balance outstanding on this loan, including accrued interest, was $193,000 on September 30, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

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

Other

Insurance

We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2005.  1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $425 million in terrorism coverage.  This policy will expire in October 2005.  We also have a separate policy for 1221 Avenue of the Americas in which we participate with the Rockefeller Group Inc. in a blanket policy providing $1.4 billion of all risk property insurance along with $1.0 billion of insurance for terrorism.  While we believe our insurance coverage is appropriate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2005.

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

Funds from Operations for the three and nine months ended September 30, 2004 and 2003 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income before minority interest, gain on sales and preferred stock dividends	$24,152	$17,138	$70,627	$49,737
Add:
Depreciation and amortization	13,225	11,311	37,058	31,028
FFO from discontinued operations	3,196	3,215	8,612	12,842
FFO adjustment for unconsolidated joint ventures	5,922	3,477	17,702	10,302
Less:
Dividends on convertible preferred shares	—	(2,093)	—	(6,693)
Dividends on perpetual preferred shares	(4,843)	—	(11,289)	—
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(989)	(1,216)	(2,911)	(3,581)
Funds From Operations – basic	40,663	31,832	119,799	93,635
Dividends on preferred shares	—	2,093	—	6,693
Funds From Operations – diluted	$40,663	$33,925	$119,799	$100,328
Cash flows provided by operating activities	$12,064	$21,231	$82,442	$66,105
Cash flows used in investing activities	$(348,103)	$(34,936)	$(292,015)	$(41,519)
Cash flows provided by (used in) financing activities	$294,293	$11,066	$194,326	$(68,435)

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of September 30, 2004 (in thousands):

		Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Mortgage Receivables
					Amount	Weighted Yield
2004	$878	5.96%	$18,900	3.03%	$—	—
2005	51,405	5.73%	—	—	26,045	13.14%
2006	74,222	5.72%	100,000	2.94%	119,970	8.62%
2007	82,278	5.71%	—	—	—	—
2008	106,341	5.85%	—	—	104,792	10.63%
Thereafter	693,230	5.48%	—	—	75,000	10.93
Total	$1,008,354	5.64%	$118,900	2.97%	$325,807	10.05%
Fair Value	$1,017,000		$118,900		$325,807

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of September 30, 2004 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2004 (1)	$173	5.57%	$64	3.19%
2005	910	5.57%	16,326	3.19%
2006	147,724	5.57%	229,001	3.09%
2007	1,043	6.30%	52,675	3.09%
2008	21,918	6.30%	—	—
Thereafter	95,650	6.03%	—	—
Total	$267,418	5.92%	$298,066	3.16%
Fair Value	$271,000		$298,066

(1)          Included in this item is $46,750 based on the contractual maturity date of the debt on 1250 Broadway.  This loan was refinanced in July 2004 and matures in August 2006.

The table below lists all of our derivative instruments which are hedging variable rate debt, including joint ventures, and their related fair value as of September 30, 2004 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Collar	Fleet loan	LIBOR	$70,000	6.100%	12/1999	11/2004	$(277)
Interest Rate Swap	Term loan	LIBOR	65,000	4.010%	11/2001	8/2005	(965)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	(54)
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	(314)
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(2,548)
Interest Rate Swap (1)	Term loan	LIBOR	35,000	1.450%	12/2003	12/2004	24
Interest Rate Swap (1)	Term loan	LIBOR	—	4.113%	12/2004	6/2008	(771)
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	536
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	(1,449)
Interest Rate Swap	Term loan		125,000	2.710%	9/2004	9/2006	227
Interest Rate Swap	Term loan		—	4.352%	9/2006	8/2009	(282)
Interest Rate Swap	Term loan		94,000	4.463%	12/2004	12/2014	1,051
Total Consolidated Hedges			$589,000				$(4,822)
Interest Rate Swap (2)	1250 Broadway	LIBOR	$46,750	4.038%	11/2001	1/2005	$(274)
Interest Rate Swap (2)	1515 Broadway	LIBOR	100,000	1.855%	6/2004	6/2005	278
Total Joint Venture Hedges			$146,750				$4

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at September 30, 2004.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                                                     OTHER INFORMATION

None

ITEM 6.                                                   EXHIBITS

(a)                                  Exhibits:

3.1                                 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 9, 2004, filed with the Commission on July 14, 2004.

4.1                                 Articles Supplementary designating the Company’s 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to Exhibit 4.1 to the Company’s Report on Form 8-K dated July 9, 2004, file with the Commission on July 14, 2004.

10.1                           First Amendment to Second Amended and Restated Revolving Credit and Guaranty Agreement, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated September 8, 2004, filed with the Commission on September 14, 2004.

10.2                           Second Amendment to Amended and Restated Revolving Credit and Guaranty Agreement, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated September 8, 2004, filed with the Commission on September 14, 2004.

10.3                           Second Amended and Restated Credit and Guaranty Agreement, incorporated by reference to Exhibit 99.4 to the Company’s Report on Form 8-K dated August 25, 2004, filed with the Commission on September 14, 2004.

10.4                           Purchase, sale and contribution agreement among 625 Madison Avenue Associates, L.P. and SL Green Operating Partnership, L.P. dated August 17, 2004, filed herewith.

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

Date: November 9, 2004