Form 10-K
period 2004-12-31
SL GREEN REALTY CORP
filed 2005-03-15
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

7.875% Series D Cumulative Redeemable
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

As of February 28, 2005, there were 41,590,123 shares of the Registrant’s common stock outstanding. The aggregate market value of common stock held by non-affiliates of the Registrant (37,800,288 shares) at June 30, 2004, was $1,769,000,000.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held May 19, 2005 and to be filed within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL GREEN REALTY CORP.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

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

As of December 31, 2004, our portfolio, which included interests in 28 properties aggregating 17.0 million square feet, consisted of 20 wholly-owned commercial properties, or the wholly-owned properties, and eight partially-owned commercial properties encompassing approximately 8.8 million and 8.2 million rentable square feet, respectively, located primarily in midtown Manhattan.  Our wholly-owned interests in these properties represent fee ownership (14 properties), including ownership in condominium units, leasehold ownership (four properties) and operating sublease ownership (two properties).  Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants.  We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 94.5%.  Our eight partially-owned properties, which we own through unconsolidated joint ventures, represent fee ownership.  As of December 31, 2004 the weighted average occupancy of our partially-owned properties was 96.9%.  We refer to our wholly-owned properties and unconsolidated joint ventures collectively as our portfolio.  In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  Our corporate staff consists of approximately 156 persons, including 125 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  We maintain a website at www.slgreen.com.  On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.  We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

Unless the context requires otherwise, all references to “we,” “our” and “us” in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including SL Green Operating Partnership, L.P., a Delaware limited partnership, or the Operating Partnership, and the predecessors thereof, or the SL Green Predecessor, or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and “S.L. Green Properties” means S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

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

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership.  We are the sole managing general partner of, and as of December 31, 2004, were the owner of approximately 94.2% of the economic interests in, our Operating Partnership.  All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC.  Our Operating Partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

Our primary business objective is to maximize total return to shareholders through growth in funds from operations and appreciation in the value of our assets during any business cycle.  We seek to achieve this objective by assembling a high quality portfolio of Manhattan office properties by capitalizing on current opportunities in the Manhattan office market through: (i) property acquisitions (directly or through joint ventures) - acquiring office properties at significant discounts to replacement costs with market rents at a premium to fully escalated in-place rents which provide attractive initial yields and the potential for cash flow growth; (ii) property repositioning - repositioning acquired properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments, inclusive of Gramercy Capital Corp., or Gramercy (NYSE: GKK), in the greater New York area.  Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan’s primary commuter stations.

Property Acquisitions. We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets).  In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management’s average 24 years of experience as a full service, fully integrated real estate company focused on the office market in Manhattan; (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies); (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iv) the ability to close a transaction quickly despite complicated ownership structures.

Property Repositioning. We apply our management’s experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their sub-markets.  Many of the office buildings we own or acquire are located in or near sub-market(s) which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets.  Because the properties feature unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in them provides us an opportunity to meet market needs and generate favorable returns.

Property Dispositions. We continuously evaluate our properties to identify which are most suitable to meet our long-term earnings growth objectives and contribute to increasing portfolio value.  Properties such as smaller side-street properties or properties that simply no longer meet our earnings objectives are identified as non-core holdings, and are targeted for sale to create investment capital.  We believe that we will be able to re-deploy capital generated from the disposition of non-core holdings into property acquisitions or investments in high-yield structured finance investments, which will provide enhanced future capital gain and earnings growth opportunities.

Leasing and Property Management. We seek to capitalize on our management’s extensive knowledge of the Manhattan marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) utilization of an extensive network of third-party brokers; (iii) use of comprehensive building management analysis and planning; and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates.  We believe proactive leasing efforts have contributed to average occupancy rates in our portfolio consistently exceeding the market average.

Structured Finance. We seek to invest in high-yield structured finance investments.  These investments generally provide high current returns and, in certain cases, a potential for future capital gains.  These investments may also serve as a potential source of real estate acquisitions for us.  These investments include both floating rate and fixed rate investments.  Our floating rate investments serve as a natural hedge for our unhedged floating rate debt.  We intend to invest approximately 10% of our total market capitalization in structured finance investments.  With the commencement of operations of Gramercy, in August 2004, there will be a reduced focus on direct structured finance investments made by us.  We may make additional structured finance investments, subject to certain limitations, where Gramercy has determined that such investments do not fit its investment profile or where investments represent the refinancing of one of our existing investments or in connection with the sale of one of our properties.  We hold a 25% non-controlling interest in Gramercy.  Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

Competition

The Manhattan office market is a competitive marketplace.  Although currently no other publicly traded REITs have been formed solely to own, operate and acquire Manhattan office properties, we may in the future compete with such other REITs.  In addition, we face competition from other real estate companies (including other REITs that currently invest in markets other than or in addition to Manhattan) that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Manhattan Office Market Overview

The properties in our portfolio are located in highly developed areas of Manhattan that include a large number of other office properties.  Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next five largest central business district office markets in the United States combined.  Manhattan has a total inventory of 413 million square feet with 257 million square feet in Midtown.  Over the next five years, we estimate that Midtown Manhattan will have approximately 6.0 million square feet of new construction coming on line.  This represents approximately 2.0% of total Manhattan inventory.  Of the current inventory under construction, 50% is pre-leased.

General Terms of Leases in the Midtown Manhattan Markets

Leases entered into for space in the midtown Manhattan markets typically contain terms, which may not be contained in leases in other U.S. office markets.  The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets generally is seven to ten years.  The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each.  The base rent during the initial term often will provide for agreed upon periodic increases over the term of the lease.  Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value).

In addition to base rent, the tenant also generally will pay the tenant’s pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year, increases in the consumer price index over the index value in effect during a base year or a fixed percentage increase over base rent.

Electricity is most often supplied by the landlord either on a sub-metered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.  During the year ended December 31, 2004, we were able to recover approximately 86% of our electric costs.

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

Occupancy

The following table sets forth the occupancy rates at our properties based on space leased as of December 31, 2004, 2003 and 2002:

	Percent Occupied as of December 31,
Property	2004	2003	2002
Same Store Properties (1)	95.2%	95.9%	97.1%
Joint Venture Properties	96.9%	96.3%	97.6%
Portfolio	95.6%	96.1%	97.3%

(1) Represents 15 of our 20 wholly-owned properties owned by us at December 31, 2002 and still owned by us at December 31, 2004.

Rent Growth

Previous strength in the New York City economy fueled the demand for quality commercial space in our sub-markets.  Over the past four years, there has been an approximately 11% decline in average market rents. This has substantially reduced the rent growth for our Same Store Properties, measured as the difference between rents on new and renewed leases as compared to the expiring rent on those same spaces, to 0.5% for 2004.  Recent strengthening in the national and New York City economies may ultimately lead to a decline in vacancies and future growth in rents.

Despite the changes to the New York City economy, we estimate that rents currently in place in our wholly-owned properties are approximately 15.3% below current market asking rents.  We estimate that rents currently in place in our properties owned through joint ventures are approximately 19.1% below current market asking rents.  This comparative measure was approximately 1% at December 31, 2003 for the wholly-owned properties and 14% for the joint venture properties.  As of December 31, 2004, 40.7% and 41.7% of all leases in-place in our wholly-owned and joint venture properties, respectively, are scheduled to expire during the next five years.  We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth.  However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term income growth.

Industry Segments

We are a REIT that owns, manages, leases, acquires and repositions office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to net operating income.

Our real estate portfolio is primarily located in one geographical market of Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2004, one tenant in our wholly-owned properties contributed approximately 10% of our annualized rent.  No other tenant contributed more than 4.2% of our annualized rent.  In addition, two properties, 420 Lexington Avenue and 220 East 42nd Street, each contributed in excess of 10% of our consolidated revenue for 2004.  See Item 2 “Properties – 420 Lexington Avenue” and “ - 220 East 42nd Street” for a further discussion on these properties.  In addition, one tenant at each of 1515 Broadway and 1221 Avenue of the Americas, joint venture properties, contributed approximately 7.5% and 3.1% of portfolio annualized rent, respectively.  Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue.  In addition, one borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2004.

Employees

At December 31, 2004, we employed approximately 667 employees, over 125 of whom were managers and professionals, approximately 513 of whom were hourly paid employees involved in building operations and approximately 29 of whom were clerical, data processing and other administrative employees.  There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

During 2004, we acquired two wholly-owned properties, namely, 750 Third Avenue and a leasehold interest in 625 Madison Avenue, for an aggregate gross purchase price of $486.5 million encompassing 1.3 million rentable square feet.  In addition, we acquired a 35% interest in 19 West 44th Street and a 30% interest in 485 Lexington Avenue for a gross purchase price of $91.0 million.  These properties encompass 1.2 million rentable square feet.

Dispositions

During 2004, we sold 17 Battery Place North and 1466 Broadway for an aggregate gross sales price of $230.0 million.  We realized total gains of $95.7 million on the sale of these properties which encompassed 708,000 rentable square feet.

Through a joint venture, we sold a 75% interest in the 913,000 square foot property located at One Park Avenue in 2004 based on a total valuation of $318.5 million for the property.  The joint venture realized a gain of approximately $42.5 million.  We held a 55% interest in the joint venture which owned the property.

Structured Finance

During 2004, we originated approximately $309.6 million in structured finance and preferred equity investments (net of discount).  There were also approximately $178.6 million in repayments and participations in 2004.

Offering/Financings

In January 2004, we sold 1,800,000 shares of our common stock at a gross price of $42.33 per share.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

In April 2004, we priced a public offering of 2,450,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D preferred stock, with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $59.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional net proceeds of approximately $37.3 million which were used to pay down our unsecured revolving credit facility.

In August 2004, we sold 1,350,000 shares of our common stock at a gross price of $48.50 per share.  The net proceeds from this offering (approximately $65.0 million) were used to pay down our unsecured revolving credit facility.

We modified our three separate corporate debt facilities, increasing our aggregate borrowing capacity from $575 million to $750 million and lowering the overall cost of borrowing under the facilities by 25 to 35 basis points.

Our secured revolving credit facility was increased by $50 million to $125 million.

Our $200 million term loan was increased by $125 million to $325 million.  In addition to certain covenant modifications, the agreement reduced borrowing spreads to between 1.10% and 1.40% over LIBOR, depending on our overall leverage ratio.  The maturity date was extended to August 2009.

Borrowing spreads on our unsecured revolving credit facility and secured revolving credit facility were reduced to between 1.05% and 1.35% over LIBOR, depending on our overall leverage ratio.

Recent Developments

In January 2005, we entered into an agreement to acquire the fee interest in 28 West 44th Street, the former headquarters of The New Yorker magazine, for $105 million.  The property was acquired from a Chicago-based real estate investment company.  The transaction closed in February 2005.  The property is a 21-story, 359,000 square foot building located two blocks from Grand Central Station, and is directly across the street from 19 W. 44th Street, also owned by us.  The property is currently 87 percent leased.  The property was acquired with funds initially drawn under our unsecured revolving credit facility and funds advanced by a lender on account of its taking by assignment an existing mortgage encumbering the property.

Our Board of Directors approved a restricted stock award to a group of our executive officers and members of senior management.  The restricted stock award was issued on February 1, 2005 in an aggregate amount of 199,700 shares and will vest over a five year period subject to the recipient’s remaining our employee, with 60% of the award vesting on the fourth and fifth anniversary of the award.  Recipients will have the right to receive dividends on their respective shares of restricted stock commencing on the date of issuance.  We will also provide for a tax gross-up on the awards.  The shares of restricted stock are being issued under our Stock Option Plan.

On March 4, 2005, we entered into an agreement to sell 1414 Avenue of the Americas for approximately $60.5 million.  We expect to recognize a gain of approximately $35.0 million from the sale.  The sale will be effectuated through a reverse 1031 exchange with 625 Madison Avenue, which will result in substantially all of the taxable gain on sale being deferred.  The sale, which is subject to customary closing conditions, is expected to close during the second quarter of 2005.

Forward-Looking Statements May Prove Inaccurate

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Information” for additional disclosure regarding forward-looking statements.

ITEM 2.                                                     PROPERTIES

The Portfolio

General

As of December 31, 2004, we wholly-owned interests in 20 office properties encompassing approximately 8.8 million rentable square feet located primarily in midtown Manhattan.  Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space.  As of December 31, 2004, our portfolio also included ownership interests in eight unconsolidated joint ventures, which own eight office properties located in Manhattan, encompassing approximately 8.2 million rentable square feet.

The following table sets forth certain information with respect to each of the Manhattan properties in the portfolio as of December 31, 2004:

Property Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)
673 First Avenue (6)	1928/1990	Grand Central So.	422,000	2.5	80.6	$10,524,540	2.2	12	$30.23	$23.45
470 Park Avenue South (5)	1912/1994	Park Avenue So.	260,000	1.5	87.9	7,991,880	1.7	23	$34.59	$26.56
70 West 36th Street	1923/1994	Times Square So.	151,000	0.9	96.1	4,120,572	0.9	30	$26.78	$22.74
1414 Ave. of Americas	1923/1998	Rockefeller Center	111,000	0.6	96.8	4,970,748	1.1	22	$41.63	$37.72
1372 Broadway	1914/1998	Times Square So.	508,000	3.0	99.2	16,633,608	3.5	27	$31.66	$26.02
1140 Ave. of Americas	1926/1998	Rockefeller Center	191,000	1.1	94.7	8,361,444	1.8	22	$42.72	$33.44
110 East 42nd Street	1921/	Grand Central No.	181,000	1.0	88.9	5,766,120	1.2	27	$35.92	$28.46
420 Lexington Avenue (7)	1927/1999	Grand Central No.	1,188,000	7.0	96.8	51,537,948	11.1	259	$38.89	$31.62
440 Ninth Avenue	1927/1989	Times Square So.	339,000	2.0	100.0	9,348,384	2.0	15	$27.53	$16.25
711 Third Avenue (6) (8)	1955/	Grand Central No.	524,000	3.1	98.1	21,231,107	4.5	17	$39.26	$30.21
555 West 57th Street (6)	1971/	Midtown West	941,000	5.5	100.0	25,526,088	5.5	21	$26.10	$21.63
286 Madison Avenue	1918/1997	Grand Central So.	112,000	0.7	92.1	3,563,352	0.8	38	$33.65	$27.34
290 Madison Avenue	1952/	Grand Central So.	37,000	0.2	100.0	1,410,132	0.3	4	$36.99	$34.97
292 Madison Avenue	1923/	Grand Central So.	187,000	1.1	99.7	7,576,140	1.6	20	$40.38	$35.49
317 Madison Avenue	1920/2004	Grand Central	450,000	2.7	87.3	14,271,252	3.1	85	$37.99	$27.72
220 East 42nd Street	1929/	Grand Central East	1,135,000	6.7	97.9	37,036,008	8.0	43	$33.89	$32.17
461 Fifth Avenue (9)	1988/	Grand Central	200,000	1.2	91.4	10,697,220	2.3	20	$55.58	$55.23
125 Broad Street	1968/1997	Downtown East	525,000	3.1	100.0	16,541,640	3.6	4	$31.54	$29.25
750 Third Avenue (10)	1958/1998	Grand Central Square	780,000	4.6	100.0	31,426,140	6.8	1	$40.34	$40.34
625 Madison Avenue (9)	1956/2002	Plaza District	563,000	3.3	69.0	26,557,236	5.7	39	$68.49	$69.37
Total/Weighted average wholly-owned (11)			8,805,000	51.8	94.5	$315,091,559	67.7	729	$36.63	$31.71

Joint Ventures
1250 Broadway(6) (12)	1968/2001	Penn Station	670,000	3.9	94.5	$21,185,784	2.5	32	$32.29	$25.25
100 Park Avenue (13)	1950/1980	Grand Central So.	834,000	4.9	93.1	31,683,144	3.4	39	$40.94	$33.67
180 Madison Avenue (13)	1926/	Grand Central So.	265,000	1.6	84.9	7,860,480	0.8	49	$36.63	$28.99
1515 Broadway (6) (12)	1972/	Times Square	1,750,000	10.3	99.7	77,953,608	9.2	14	$45.70	$41.39
One Park Avenue (14)	1925/1986	Grand Central So.	913,000	5.4	97.1	34,327,260	1.2	17	$38.63	$37.28
19 West 44th St. (15)	1916	Midtown	292,000	1.7	89.0	9,221,076	0.7	62	$36.83	$36.21
1221 Ave. of Americas (16)	1971/1997	Rockefeller Center	2,550,000	15.0	97.7	126,187,836	12.2	22	$52.29	$51.44
485 Lexington Avenue (10) (17)	1956/1998	Grand Central Square	921,000	5.4	100.0	34,233,684	2.2	1	$37.16	$37.16
Total/Weighted average joint ventures (18)			8,195,000	48.2	96.9	$342,652,872	32.3	236	$43.80	$40.90

Grand Total/ Weighted average portfolio			17,000,000	100.0	95.6	$657,744,431	—	965	$40.05	$36.09
Grand Total/ our share of annualized rent			—	—	—	$465,404,697	100.0	—	—	—

(1)

Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2004 for the 12 months ending December 31, 2005 are approximately $2,645,000 for our wholly-owned properties and $6,197,000 for our joint venture properties.

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

(5)	470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(6)	Includes a parking garage.

(7)	We hold an operating sublease interest in the land and improvements.

(8)	We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(9)	We hold a leasehold interest in this property.

(10)	The Net Effective Rent per Leased Square Foot is presented on a triple-net basis as the property is subject to a master lease.

(11)	Includes approximately 7,925,000 square feet of rentable office space, 768,000 square feet of rentable retail space and 112,000 square feet of garage space.

(12)	We own a 55% interest in this joint venture and manage the property held by such venture.

(13)	We own a 49.9% interest in this joint venture and manage the property held by such venture.

(14)	We own a 16.7% interest in this joint venture and manage the property held by such venture.

(15)	We own a 35% interest in this joint venture and manage the property owned by such venture.

(16)	We own a 45% interest in this joint venture. We do not manage this property.

(17)	We own a 30% interest in this joint venture and manage the property held by such venture.

(18)	Includes approximately 7,291,000 square feet of rentable office space, 783,000 square feet of rentable retail space and 121,000 square feet of garage space.

Historical Occupancy.  We have historically achieved consistently higher occupancy rates in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2) (3)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2) (3)
December 31, 2004	96%	93%	91%
December 31, 2003	96%	92%	90%
December 31, 2002	97%	94%	89%
December 31, 2001	97%	96%	92%
December 31, 2000	99%	98%	96%

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

Lease Expirations

Leases in our portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2009, the average annual rollover at our wholly-owned properties and joint venture properties is approximately 701,000 square feet and 653,000 square feet, respectively, representing an average annual expiration rate of 8.1% and 8.3% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our wholly-owned properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2004 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-Owned Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2005 (3)(4)	145	1,370,367	15.9	$52,794,264	$38.53
2006	83	496,607	5.8	17,895,396	36.04
2007	94	421,843	4.9	16,955,483	40.19
2008	105	607,213	7.1	22,165,656	36.50
2009	77	607,911	7.1	23,317,164	38.36
2010	70	1,522,738	17.7	54,633,624	35.88
2011	39	447,211	5.2	21,588,168	48.27
2012	34	566,665	6.6	15,821,580	27.92
2013	35	735,585	8.5	26,748,792	36.36
2014 & thereafter	85	1,825,132	21.2	63,171,432	34.61
Total/weighted average	767	8,601,272	100.00	$315,091,559	$36.63

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2004 for the 12 months ending December 31, 2005, are approximately $2,645,000 for the properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)          Includes 143,632 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2004.

(4)          Underlying the Teachers Insurance Annuity Society lease at 750 Third Avenue are leases totaling 439,503 square feet which have various expiring terms between 2008 and 2021.

Joint Venture Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2005 (3)	46	1,208,193	15.4	$46,472,112	$38.46
2006	34	395,929	5.1	12,746,268	32.19
2007	28	452,270	5.8	24,768,912	54.77
2008	28	568,941	7.3	23,382,512	41.10
2009	32	640,577	8.2	28,536,444	44.55
2010	20	1,362,745	17.4	59,687,388	43.80
2011	9	195,191	2.4	7,974,012	40.85
2012	9	181,483	2.3	6,695,412	36.89
2013	7	998,802	12.8	49,859,268	49.92
2014 & thereafter	45	1,819,654	23.3	82,530,544	45.36
Total/weighted average	258	7,823,785	100.00	$342,652,872	$43.80

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2004 for the 12 months ending December 31, 2005 are approximately $6,197,000 for the joint venture properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)          Includes 21,097 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2004.

Tenant Diversification

Our portfolio is currently leased to approximately 965 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 25 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2004:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Teachers Insurance Annuity Society	750 Third Avenue 485 Lexington Ave.	12	1,700,407	10.0	9.0
Viacom International Inc.	1515 Broadway	125	1,350,392	7.9	7.5
Morgan Stanley & Co., Inc.	1221 Sixth Avenue	106	496,249	2.9	3.1
Societe Generale	1221 Sixth Avenue	105	486,662	2.9	2.3
The McGraw Hill Companies	1221 Sixth Avenue	183	420,328	2.5	1.8
Omnicom Group	220 East 42nd Street	148	419,111	2.5	2.8
Salomon Smith Barney	125 Broad Street	61	330,900	1.9	2.3
Visiting Nurse Services	1250 Broadway	168	284,052	1.7	1.0
BMW of Manhattan, Inc.	555 West 57th St.	91	227,782	1.3	0.8
CBS, Inc.	555 West 57th St.	108	188,583	1.1	1.3
New York Presbyterian Hospital	555 West 57th St.	200	181,959	1.1	1.1
The Columbia House Co.	1221 Sixth Avenue	37	175,312	1.0	0.8
City University of NY-CUNY	555 West 57th St.	121	171,733	1.0	1.2
J&W Seligman & Co., Inc.	100 Park Avenue	59	168,390	1.0	0.7
Segal Company	One Park Avenue	60	157,947	0.9	0.2
Mt. Sinai Hospital & NYU Hospital Centers	One Park Avenue	122	150,600	0.9	0.3
Sonnenschein, Nath & Rosenthal	1221 Sixth Avenue	157	147,997	0.9	0.7
Altria Corp. Services fka Phillip Morris	100 Park Avenue	36	136,118	0.8	0.7
MTA	420 Lexington Ave.	133	134,687	0.8	0.9
Tribune Newspaper/WQCD/WPIX	220 East 42nd Street	63	134,208	0.8	0.9
St. Luke’s Roosevelt Hospital Ctr.	555 West 57th St.	114	134,150	0.8	0.8
Ross Stores, Inc.	1372 Broadway	65	126,001	0.7	0.8
JP Morgan Chase Bank	1221 Sixth Avenue	60	103,991	0.6	0.7
Fahnestock & Co., Inc.	125 Broad Street	105	105,008	0.6	0.7
Minskoff/Nederlander JV	1515 Broadway	234	102,453	0.6	0.0
Total Weighted Average (3)			8,035,020	47.2	42.4

(1)          This list is not intended to be representative of our tenants as a whole.

(2)          Lease term from December 31, 2004 until the date of the last expiring lease for tenants with multiple leases.

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

The Graybar Building is our largest wholly-owned property based on total wholly-owned property square footage and consolidated revenue for 2004.  It contributes Annualized Rent of approximately $51.5 million, or 11.1% of our portfolio’s Annualized Rent at December 31, 2004 and 16.4% of our consolidated revenue for 2004.

As of December 31, 2004, 96.8% of the rentable square footage in the Graybar Building was leased.  The following table sets forth certain information with respect to this property:

Year-End	Percent Leased	Annualized Rent per Leased Square Foot
2004	97%	$38.89
2003	94%	43.16
2002	95%	37.52
2001	95%	33.48
2000	100%	32.81

As of December 31, 2004, the Graybar Building was leased to 259 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 11.3% of the rentable square footage at this property and accounted for approximately 8.2% of this property’s Annualized Rent.  The next largest tenant occupied approximately 6.8% of the rentable square footage at this property and accounted for approximately 5.9% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2004 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2005 (3)	53	114,323	8.6	$4,988,580	$43.64
2006	30	68,157	5.1	2,953,956	43.34
2007	47	100,106	7.6	3,862,260	38.58
2008	49	180,708	13.6	7,601,988	42.07
2009	26	147,019	11.1	5,538,804	37.67
2010	19	122,421	9.2	5,014,200	40.96
2011	15	111,814	8.5	4,939,476	44.18
2012	4	26,704	2.0	1,127,520	42.22
2013	8	138,613	10.5	5,576,412	40.23
2014 & thereafter	20	315,327	23.8	9,934,752	31.51
Subtotal/Weighted average	271	1,325,192	100.0	$51,537,948	$38.89

(1)                                  Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2004 for the 12 months ending December 31, 2005 are approximately $50,000 for this property.

(2)                                  Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)                                  Includes 19,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2004.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $163.1 million as of December 31, 2004. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.558 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2004/2005 tax year, is $9.9 million (at a taxable assessed value of $84.1 million).

220 East 42nd Street

We acquired the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, for a purchase price of approximately $265.0 million in February 2003.  This property is located in the Grand Central and United Nations sub-market(s).

The News Building is our second largest wholly-owned property based on total wholly-owned property square footage and consolidated revenue for 2004.  It contributes Annualized Rent of approximately $37.0 million, or 8.0% of our portfolio’s Annualized Rent at December 31, 2004 and 11.6% of our consolidated revenue for 2004.

As of December 31, 2004, 97.9% of the rentable square footage in The News Building was leased and had an annualized rent per leased square foot of $33.89.

As of December 31, 2004, The News Building was leased to 43 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 36.9% of the rentable square footage at this property and accounted for approximately 35.7% of this property’s Annualized Rent.  The next largest tenant occupied approximately 11.8% of the rentable square footage at this property and accounted for approximately 10.9% of this property’s Annualized Rent.  The third largest tenant occupied approximately 8.0% of the rentable square footage at this property and accounted for approximately 11.0% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at The News Building for leases executed as of December 31, 2004 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2005 (3)	4	25,482	2.3	$949,452	37.26
2006	2	84,804	7.8	2,397,996	28.28
2007	5	15,836	1.5	755,796	47.73
2008	3	79,596	7.3	2,187,852	27.49
2009	1	61,297	5.6	2,297,472	37.48
2010	8	252,832	23.1	9,251,556	36.59
2011	1	17,818	1.6	445,452	25.00
2012	4	14,427	1.3	697,968	48.38
2013	8	105,631	9.7	4,772,412	45.18
2014 & thereafter	11	434,972	39.8	13,280,052	30.53
Subtotal/Weighted average	47	1,092,695	100.0	$37,036,008	$33.89

(1)                                  Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2004 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2004 for the 12 months ending December 31, 2005 are approximately $442,000 for this property.

(2)                                  Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)                                  Includes 2,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2004.

The aggregate undepreciated tax basis of depreciable real property at The News Building for Federal income tax purposes was $265.9 million as of December 31, 2004.  Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.558 per $100 of assessed value.  The total annual tax for The News Building at this rate, including the applicable BID tax for the 2004/2005 tax year, is $7.3 million (at a taxable assessed value of $61.7 million).

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

ITEM 3.                                                     LEGAL PROCEEDINGS

As of December 31, 2004, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which we manage, but do not own.  Personal injury and wrongful death claims were filed against us and others by 11 persons.  We believe that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.  We believe we have no monetary exposure under the lawsuit.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol “SLG.” On February 28, 2005, the reported closing sale price per share of common stock on the NYSE was $56.38 and there were approximately 77 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2004			2003
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$47.78	$41.12	$0.50	$31.95	$29.05	$0.4650
June 30	$48.20	$40.24	$0.50	$36.00	$31.47	$0.4650
September 30	$51.81	$47.19	$0.50	$37.42	$34.52	$0.4650
December 31	$60.55	$52.30	$0.54	$41.05	$36.12	$0.5000

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” for additional information regarding our dividends.

UNITS

In October 2004, the Operating Partnership issued 306,237 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

At December 31, 2004, there were 2,530,942 units of limited partnership interest of the Operating Partnership outstanding.  These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES

We issued 351,750, 211,750 and 17,500 shares of our common stock in 2004, 2003 and 2002, respectively, for deferred stock-based compensation in connection with employment contracts.  These transactions were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

See Notes 15 and 17 to Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

In January 2004, we sold 1,800,000 shares of our common stock under our shelf registration statement.  The net proceeds from this offering ($73.6 million) were used to pay down our unsecured revolving credit facility.

In April and July 2004, we issued a total of 4,000,000 shares of our 7.875% Series D Cumulative Redeemable Preferred Stock under our shelf registration statement.  The net proceeds from these offerings ($96.3 million) were used to pay down our secured and unsecured revolving credit facilities.

In August 2004, we sold 1,350,000 shares of our common stock under our shelf registration statement.  The net proceeds from this offering (approximately $65.0 million) were used to pay down our unsecured revolving credit facility

ITEM 6.                                                     SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  During the periods presented below, we classified five properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K.  This reclassification had no effect on our reported net income or funds from operations.

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2004.

	Year Ended December 31,
Operating Data (In thousands, except per share data)	2004	2003	2002	2001	2000
Total revenue	$348,988	$286,419	$215,241	$220,299	$198,993
Operating expenses	86,015	73,796	49,940	49,473	48,994
Real estate taxes	48,890	40,656	25,185	25,843	25,637
Ground rent	16,179	13,562	12,637	12,579	12,660
Interest	62,710	45,493	35,421	43,869	39,167
Depreciation and amortization	52,149	42,136	32,790	31,947	28,289
Marketing, general and administration	30,279	17,131	13,282	15,374	11,561
Total expenses	296,222	232,774	169,255	179,085	166,308
Income from continuing operations before items	52,766	53,645	45,986	41,214	32,685
Equity in net (loss) income from affiliates	—	(196)	292	(1,054)	378
Equity in net income of unconsolidated joint ventures	44,037	14,871	18,383	8,607	3,108
Income from continuing operations before minority interest and gain on sales	96,803	68,320	64,661	48,767	36,171
Minority interest	(5,693)	(4,169)	(3,771)	(3,476)	(6,042)
Income before gains on sale and cumulative effect of accounting charge	91,110	64,151	60,890	45,291	30,129
Gain on sale of properties/preferred investments	22,012	3,087	—	4,956	41,416
Cumulative effect of change in accounting principle	—	—	—	(532)	—
Income from continuing operations	113,122	67,238	60,890	49,715	71,545
Discontinued operations (net of minority interest)	96,308	30,921	13,441	13,286	14,672
Net income	209,430	98,159	74,331	63,001	86,217
Preferred dividends and accretion	(16,258)	(7,712)	(9,690)	(9,658)	(9,626)
Income available to common shareholders	$193,172	$90,447	$64,641	$53,343	$76,591
Net income per common share – Basic	$4.93	$2.80	$2.14	$1.98	$3.14
Net income per common share – Diluted	$4.75	$2.66	$2.09	$1.94	$2.93
Cash dividends declared per common share	$2.04	$1.895	$1.7925	$1.605	$1.475
Basic weighted average common shares outstanding	39,171	32,265	30,236	26,993	24,373
Diluted weighted average common shares and common share equivalents outstanding	43,078	38,970	37,786	29,808	31,818

Balance Sheet Data

	As of December 31,
(In thousands)	2004	2003	2002	2001	2000

Commercial real estate, before accumulated depreciation	$1,756,104	$1,346,431	$975,776	$984,375	$895,810
Total assets	2,751,881	2,261,841	1,473,170	1,371,577	1,161,154
Mortgage notes payable, revolving credit facilities and term loans	1,150,376	1,119,449	541,503	504,831	460,716
Minority interests	75,064	54,791	44,718	46,430	43,326
Preferred Income Equity Redeemable Shares SM	—	—	111,721	111,231	110,774
Stockholders’ equity	1,347,880	950,782	626,645	612,908	455,073

Other Data

	Year Ended December 31,
(In thousands)	2004	2003	2002	2001	2000
Funds from operations available to common shareholders (1)	$162,377	$128,780	$116,230	$94,416	$74,698
Funds from operations available to all shareholders (1)	162,377	135,473	125,430	103,616	83,898
Net cash provided by operating activities	116,264	78,250	101,948	80,588	53,806
Net cash used in investment activities	(220,851)	(491,369)	(52,328)	(420,061)	(38,699)
Net cash provided by (used in) financing activities	101,836	393,645	(4,793)	341,873	(25,875)

(1)                                  Funds From Operations, or FFO, is a widely recognized measure of REIT performance.  We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS, particularly those that own and operate commercial office properties.  We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Funds From Operations.”

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SL Green Realty Corp., or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  We are a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

Improving fundamentals which we discussed in 2003 continued to improve during 2004, with a slight pause during the third quarter.  New York City’s unemployment rate decreased to 6.2%, the lowest rate since March 2001 and further narrowing the gap with the national unemployment rate.  Payroll jobs increased with professional and business services firms leading the way in additions. Securities industry profits and employment continued their rebound since the low levels of 2002, and are projecting a 12.8% increase in industry profits and 3.5% to 4.0% growth in employment during 2005.  Additionally, New York City tourism and hotel occupancies, leading indicators of an improving economy, recorded their highest levels since the year 2000.

Recovery of the commercial real estate market that began in 2003 clearly solidified in 2004, with material gains in leasing activity and absorption. New leasing activity was up 30% for the year and absorption finished the year positive for the first time since 2000.  The strong Midtown market accounted for much of the improvement.  More than half of the total leasing activity came from Class A space in Midtown, and the overall Midtown vacancy rate dropped from 12% to 10% year over year.  For the first time in nearly four years, Midtown posted positive absorption of 4.4 million square feet compared with negative 4.0 million square feet in 2003.  This increase in leasing activity was led by financial services firms, law firms and accounting services firms.  We signed 293 office leases totaling 1.8 million square feet during 2004.  Although asking rents were down for the overall Manhattan market, they showed improvement in Midtown.  New cash rents on previously occupied space by new tenants at our Same Store Properties increased by 0.5% over previous cash rent paid by the old tenant for the same space.

During 2004, only 3.9 million square feet, or 2% of total Midtown office inventory, of new office space was added, the majority of which was fully leased as of year-end.  In a supply-constrained market, there are few signs of a reprieve, with only 5.6 million square feet under construction as of year-end and a handful of large blocks of contiguous space.  We ended the year at 96.5% weighted average occupancy, excluding the recently acquired 625 Madison Avenue, and have signed leases totaling more than 300,000 square feet thus far in 2005.

Sales activity in 2004 surpassed the record set in 2003, as total volume reached $14.5 billion.  During 2004, we sold three properties at a blended rate of $338 per square foot for total sales proceeds of $549.0 million. Properties sold included 1466 Broadway, 17 Battery Place North and a 75% interest in One Park Avenue.  Proceeds from these dispositions were recycled in four separate investments totaling approximately $780.0 million, or $305 per square foot on average.  Acquisitions included 625 Madison Avenue, 750 Third Avenue, 485 Lexington Avenue and 19 West 44th Street.

Our outlook for 2005 is a continuation of the solid performance demonstrated in 2004.

As of December 31, 2004, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.5%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 96.9% as of December 31, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at December 31, 2004 and 2003.

In accordance with SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

We accounted for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46.  In all the joint ventures, the rights of the minority investor are both protective as well as participating.  These rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2004 or 2003.

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

Results of Operations

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The following comparison for the year ended December 31, 2004, or 2004, to the year ended December 31, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same Store Properties,” which represents all properties owned by us at January 1, 2003 and at December 31, 2004 and totalled 15 of our 20 wholly-owned properties, represented approximately 61% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003) and in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT and in 2004, namely, 1466 Broadway and 17 Battery Place are excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$244.9	$214.0	$30.9	14.4%
Escalation and reimbursement revenue	45.1	39.8	5.3	13.3
Total	$290.0	$253.8	$36.2	14.3%

Same Store Properties	$207.6	$201.1	$6.5	3.2%
Acquisitions	83.4	50.6	32.8	64.8
Other	(1.0)	2.1	(3.1)	(147.6)
Total	$290.0	$253.8	$36.2	14.3%

Despite a decrease in weighted average occupancy in the Same Store Properties from 95.8% in 2003 to 95.2% in 2004, rental revenue in the Same Store Properties increased because new cash rents on previously occupied space by new tenants at Same Store Properties was 0.5% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).

At December 31, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 15.3% higher than then existing in-place fully escalated rents.  Approximately 15.9% of the space leased at wholly-owned properties expires during 2005.  This excludes approximately 440,000 square feet of in-place leases at 750 Third Avenue which will remain in place after Teachers Insurance lease ends in December 2005.  We believe that occupancy rates at the Same Store Properties will increase to approximately 96% in 2005.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same Store Properties ($1.6 million) and the Acquisitions ($4.1 million).  This was offset by a decrease in Other entities ($0.4 million).  The increase in recoveries at the Same Store Properties was primarily due to real estate tax recoveries ($0.9 million) and operating expense recoveries ($0.3 million).  We recovered approximately 95% of our electric costs at our Same Store Properties during 2004.

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$44.0	$14.9	$29.1	195.3%
Investment and preferred equity income	39.1	22.1	17.0	76.9
Other	19.9	10.5	9.4	89.5
Total	$103.0	$47.5	$55.5	116.8%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($28.4 million).  This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($2.5 million).  Occupancy at our joint venture properties increased from 95.8% in 2003 to 96.9% in 2004.  At December 31, 2004, we estimated that current market rents at our joint venture properties were approximately 19.1% higher than then existing in-place fully escalated rents.  Approximately 15.4% of the space leased at our joint venture properties expires during 2005.

The increase in investment income from structured finance investments was primarily due to the weighted average investment balance outstanding and yield being $285.0 million and 10.5%, respectively, for 2004 compared to $135.8 million and 11.7%, respectively, for 2003.  In addition, we recognized a $4.2 million gain in 2004 offset by a $4.5 million gain in 2003 from a partial distribution from a joint venture, which owned a mortgage position in a portfolio of office and industrial properties.  The balance of the increase is primarily from the amortization of origination fees, the receipt of exit fees and accelerated origination fees due to the redemption of certain investments (approximately $3.7 million).

The increase in other income was primarily due to lease buy-out income ($0.8 million), fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy Capital Corp., or Gramercy, (approximately $1.3 million) and fee income earned by the service corporation ($4.2 million), which was accounted for under the equity method prior to July 1, 2003.  In addition, we recognized an incentive distribution resulting from the sale of an interest in One Park ($4.3 million).  This was offset by a reduction in gains from the sale of non-real estate assets ($0.4 million) and asset management fees ($1.4 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses (excluding electric)	$66.5	$55.8	$10.7	19.2%
Electric costs	19.5	18.0	1.5	8.3
Real estate taxes	48.9	40.7	8.2	20.2
Ground rent	16.2	13.6	2.6	19.1
Total	$151.1	$128.1	$23.0	18.0%

Same Store Properties	$102.1	$97.5	$4.6	4.7%
Acquisitions	39.1	24.5	14.6	59.6
Other	9.9	6.1	3.8	62.3
Total	$151.1	$128.1	$23.0	18.0%

Same Store Properties operating expenses, excluding real estate taxes ($2.6 million), increased approximately $2.0 million.  There were increases in payroll and cleaning costs ($0.9 million) and repairs, maintenance and security expenses ($1.3 million).  This was offset by reductions in advertising, insurance, professional and management costs ($0.1 million) and utility costs ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same Store Properties ($2.6 million) due to higher assessed property values and increased tax rates and the Acquisitions ($5.6 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$62.7	$45.5	$17.2	37.8%
Depreciation and amortization expense	52.2	42.1	10.1	24.0
Marketing, general and administrative expenses	30.3	17.1	13.2	77.2
Total	$145.2	$104.7	$40.5	38.7%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.66% for the year ended December 31, 2003 to 5.61% for the year ended December 31, 2004.  As a result of the new investment activity, the weighted average debt balance increased from $756.4 million as of December 31, 2003 to $1.1 billion as of December 31, 2004.

Marketing, general and administrative expenses increased primarily as a result of higher compensation costs including a one-time charge related to a restricted stock award, administrative and compensation costs associated with GKK Manager, and higher professional fees primarily due to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Marketing, general and administrative costs represented 8.7% of total revenues in 2004 compared to 6.0% in 2003.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

The following comparison for the year ended December 31, 2003, or 2003, to the year ended December 31, 2002, or 2002, makes reference to the following:  (i) the effect of the “Same Store Properties,” which represented all properties owned by us at January 1, 2002 and at December 31, 2003 and totalled 15 of our 20 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT. and in 2004, namely 1466 Broadway and 17 Battery Place, are excluded from the following discussion.

Rental Revenues (in millions)	2003	2002	$ Change	% Change
Rental revenue	$214.0	$161.1	$52.9	32.8%
Escalation and reimbursement revenue	39.8	25.4	14.4	56.7
Total	$253.8	$186.5	$67.3	36.1%

Same Store Properties	$201.1	$187.0	$14.1	7.5%
Acquisitions	50.6	—	50.6	—
Other	2.1	(0.5)	2.6	520.0
Total	$253.8	$186.5	$67.3	36.1%

Despite a decrease in occupancy in the Same Store Properties from 96.9% in 2002 to 95.8% in 2003, rental revenue in the Same Store Properties increased because new cash rents on previously occupied space by new tenants at Same Store Properties was 6.5% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).

At December 31, 2003, we estimated that the current market rents on our wholly-owned properties were approximately 1.0% higher than then existing in-place fully escalated rents.  Approximately 8.0% of the space leased at wholly-owned properties expires during 2004.  We believed that occupancy rates would remain relatively flat at the Same Store Properties in 2004.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same Store Properties ($9.0 million) and the Acquisitions ($5.4 million).  The increase in recoveries at the Same Store Properties was due to real estate tax recoveries ($6.5 million), operating expense recoveries ($1.4 million) and electric recoveries ($1.1 million).  We recovered approximately 90% of our electric costs at our Same Store Properties during 2003.

Investment and Other Income (in millions)	2003	2002	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$14.9	$18.4	$(3.5)	(19.0)%
Investment and preferred equity income	22.1	23.2	(1.1)	(4.7)
Other	10.5	5.5	5.0	90.9
Total	$47.5	$47.1	$0.4	0.9%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower occupancy levels in 2003 compared to 2002.  Occupancy at our joint venture properties decreased from 97.3% in 2002 to 95.8% in 2003.  At December 31, 2003, we estimated that current market rents at our joint venture properties would be approximately 14.4% higher than then existing in-place fully escalated rents.  Approximately 3.7% of the space leased at our joint venture properties was expected to expire during 2004.  Our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 was expected to significantly increase our equity in net income of unconsolidated joint ventures in 2004.

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

The increase in other income was primarily due to lease buyout income ($0.7 million) and gains from the sale of non-real estate assets ($1.1 million).  The balance represents fee income earned by the service corporation ($3.3 million), which was accounted for under the equity method prior to July 1, 2003.

Property Operating Expenses (in millions)	2003	2002	$ Change	% Change
Operating expenses (excluding electric)	$55.8	$36.2	$19.6	54.1%
Electric costs	18.0	13.7	4.3	31.4
Real estate taxes	40.7	25.2	15.5	61.5
Ground rent	13.6	12.6	1.0	7.9
Total	$128.1	$87.7	$40.4	46.1%

Same Store Properties	$97.5	$84.4	$13.1	15.5%
2003 Acquisitions	24.5	—	24.5	—
Other	6.1	3.3	2.8	84.9
Total	$128.1	$87.7	$40.4	46.1%

Same Store Properties operating expenses, excluding real estate taxes ($7.2 million), increased approximately $5.9 million.  There were increases in insurance premiums from policy renewals ($2.1 million), advertising, professional and management costs ($1.2 million), repairs, maintenance and security expenses ($0.4 million) and utility costs ($1.8 million).

The increase in electric costs was primarily due to higher electric usage in 2003 compared to 2002 as well as an increase in the square footage of wholly-owned properties.

The increase in real estate taxes was primarily attributable to the Same Store Properties ($7.2 million) due to higher assessed property values and increased tax rates and the Acquisitions ($8.3 million).

Other Expenses (in millions)	2003	2002	$ Change	% Change
Interest expense	$45.5	$35.4	$10.1	28.5%
Depreciation and amortization expense	42.1	32.8	9.3	28.4
Marketing, general and administrative expenses	17.1	13.3	3.8	28.6
Total	$104.7	$81.5	$23.2	28.5%

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

Marketing, general and administrative expenses increased primarily as a result of higher compensation awards.  Despite this, we have reduced our marketing, general and administrative costs to 6.0% of total revenues in 2003 compared to 6.2% in 2002.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements and leasing costs and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our secured and unsecured revolving credit facilities; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or the Operating Partnership (including issuances of limited partnership units in the Operating Partnership); and (5) net proceeds from divestitures of properties and redemptions and participations of structured finance investments.  Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectibility of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our unsecured and secured revolving credit facilities, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.  With the commencement of operations of Gramercy Capital Corp. (NYSE:GKK) in August 2004, there will be a reduced focus on direct structured finance investments made by us.

Cash Flows

2004 Compared to 2003

Net cash provided by operating activities increased $38.0 million to $116.3 million for the year ended December 31, 2004 compared to $78.3 million for the year ended December 31, 2003.  Operating cash flow was primarily generated by the Same Store Properties and Acquisitions, as well as the structured finance investments.

Net cash used in investing activities decreased $270.5 million to $220.9 million for the year ended December 31, 2004 compared to $491.4 million used during the year ended December 31, 2003.  The primary reason for the decrease was due to the net proceeds received upon the sales of 17 Battery Place North and 1466 Broadway in 2004 ($220.3 million) compared to the proceeds from the sales of 50 West 23rd Street, 1370 Broadway and Shaws in 2003 ($119.1 million).  In addition, we had increased distributions from our joint ventures due to the refinancing of 1515 Broadway, 1250 Broadway and One Park as well as the sale of an interest in One Park ($193.1 million), which was offset by new joint venture investments, including 19 West 44th Street, 485 Lexington Avenue and Gramercy Capital Corp. ($79.8 million). In comparison, during 2003, we purchased an interest in 1221 Avenue of the Americas of which our share of the cash invested was approximately $385.1 million and received distributions from our joint ventures ($36.5 million).  There was an increase in acquisitions and capital improvements in 2004 ($388.2 million and $31.3 million, respectively) as compared to 2003 ($81.2 million and $22.5 million, respectively).  This relates primarily to the acquisitions of 625 Madison Avenue and 750 Third Avenue in 2004 compared to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street in 2003.  We made new structured finance investments, net of redemptions, totaling $132.9 million in 2004 compared to $126.7 million in 2003.

Net cash provided by financing activities decreased $291.8 million to $101.8 million for the year ended December 31, 2004 compared to $393.6 million used during the year ended December 31, 2003.  The decrease was primarily due to the receipt of proceeds from the January and August 2004 common stock offering (approximately $138.6 million) and the May and July 2004 preferred stock offerings ($96.3 million) which was offset by the December 2003 preferred stock offering ($152.5 million).  This was offset by net mortgage debt and credit facility borrowings (approximately $379.8 million).

2003 Compared to 2002

Net cash provided by operating activities decreased $23.6 million to $78.3 million for the year ended December 31, 2003 compared to $101.9 million for the year ended December 31, 2002.  Operating cash flow was primarily generated by the Same Store Properties and 2003 Acquisitions, as well as the structured finance investments, but was reduced by the decrease in operating cash flow from the properties sold in 2003.

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

Net cash provided by financing activities increased $398.4 million to $393.6 million for the year ended December 31, 2003 compared to $4.8 million of net cash used for the year ended December 31, 2002.  The increase was primarily due to new mortgage financings and draws under our credit facilities and term loans ($598.0 million) being greater than repayments ($346.9 million).  In addition we received net proceeds of $152.5 million from the sale of our 7.625% Series C cumulative redeemable preferred stock in 2003.

Capitalization

As of December 31, 2004, we had 40,875,989 shares of common stock, 2,530,942 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In August 2004, we sold 1,350,000 shares of our common stock.  The net proceeds from this offering (approximately $65.0 million) were used to pay down our unsecured revolving credit facility.

In April 2004, we issued 2,450,000 shares of our Series D preferred stock for cash.  The shares of Series D preferred stock have a liquidation preference of $25.00 per share and will be redeemable at par for cash at our option on or after May 27, 2009.  The net proceeds from this offering (approximately $59.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  In July 2004, we issued an additional 1,550,000 shares of our Series D preferred stock, raising additional net proceeds of approximately $37.3 million.

In January 2004, we sold 1,800,000 shares of our common stock.  The net proceeds from this offering (approximately $73.6 million) were used to pay down our unsecured revolving credit facility.

On December 12, 2003, we sold 6,300,000 shares of our Series C preferred stock.  A portion of the net proceeds from this offering ($152.0 million) were used to pay down our secured and unsecured revolving credit facilities.

On September 30, 2003, we converted our 4,600,000 PIERS into 4,698,880 shares of our common stock.

We currently have the ability to issue up to an aggregate amount of approximately $334.5 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004.

Rights Plan

We adopted a shareholder rights plan which provides, among other things, that when specified events occur, our common shareholders will be entitled to purchase from us a newly created series of junior preferred shares, subject to our ownership limit described below.  The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a purchase announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 17% or more of our outstanding common stock.  The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

During the years ended December 31, 2004 and 2003, we issued 194,863 and 68,453 common shares and received approximately $8.9 million and $2.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $0.65 million and $0.5 million related to this plan was recorded during the years ended December 31, 2004 and 2003, respectively.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced July 2004, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the six months ended December 31, 2004, 1,000 phantom stock units were earned.  As of December 31, 2004, there were approximately 1,000 phantom stock units outstanding.

Market Capitalization

At December 31, 2004, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $565.2 million) represented 28.5% of our consolidated market capitalization of $4.0 billion (based on a common stock price of $60.55 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2004).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at December 31, 2004 and 2003, respectively (in thousands).

	December 31,
Debt Summary:	2004	2003
Balance
Fixed rate	$614,476	$515,871
Variable rate — hedged	425,000	270,000
Total fixed rate	1,039,476	785,871
Variable rate	—	267,578
Variable rate-supporting variable rate assets	110,900	66,000
Total variable rate	110,900	333,578
Total	$1,150,376	$1,119,449

Percent of Total Debt:
Total fixed rate	90.36%	70.20%
Variable rate	9.64%	29.80%
Total	100.00%	100.00%

Effective Interest Rate for the Year:
Fixed rate	6.12%	6.77%
Variable rate	2.86%	2.85%
Effective interest rate	5.61%	5.66%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (2.40% and 1.12% at December 31, 2004 and 2003, respectively).  Our consolidated debt at December 31, 2004 had a weighted average term to maturity of approximately 5.6 years.

As of December 31, 2004, we had ten structured finance investments collateralizing our secured revolving credit facility.

Certain of our structured finance investments, totaling $138.3 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of December 31, 2004, our total mortgage debt (excluding our share of joint venture debt of approximately $565.2 million) consisted of approximately $614.5 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.76% and no unhedged variable rate debt.

Revolving Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  In September 2004, this unsecured revolving credit facility was modified to reduce interest rate spreads by between 25 basis points and 35 basis points and currently carries a spread of 120 basis points over the 30-day LIBOR.  At December 31, 2004, nothing was outstanding under this unsecured revolving credit facility.  Availability under this unsecured revolving credit facility at December 31, 2004 was reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facilities

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity date to December 2006.  This secured revolving credit facility is secured by various structured finance investments.  In September 2004, this secured revolving credit facility was modified to reduce interest rate spreads by between 25 basis points and 35 basis points and currently carries a spread of 120 basis points over the 30-day LIBOR.  At December 31, 2004, $92.0 million was outstanding under this secured revolving credit facility and carried an effective all-in annual weighted average interest rate of 4.13%.

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which matured in January 2005, carried an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.77% for the year ended December 31, 2004).  This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009.  As part of the amendment, the interest rate spreads were reduced by between 25 basis points and 30 basis points.  As of December 31, 2004, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in annual weighted average interest rate on the unsecured term loan was 4.96% for 2004.

In December 2003, we entered into an unsecured non-recourse term loan for $67.6 million and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage. As a result, this loan, which was to mature in November 2004, carried an effective interest rate of 8.10%.  This loan was repaid on April 30, 2004.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate and carried an effective all-in annual weighted average interest rate of 3.54%.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2004 and 2003, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2004 and 2003, would increase our annual interest cost by approximately $1.1 million and $3.4 million and would increase our share of joint venture annual interest cost by approximately $2.8 million and $2.3 million, respectively.

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

Approximately $1.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of December 31, 2004 ranged from LIBOR plus 90 basis points to LIBOR plus 286 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2004 are as follows:

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2005	$51,405	$18,900	$—	$1,322	$18,381	$62,427	$152,435	$17,240
2006	4,388	92,000	—	1,416	17,488	58,306	173,598	376,728
2007	83,012	—	1,324	1,416	16,594	53,275	155,621	53,723
2008	9,857	—	98,676	1,416	16,594	47,677	174,220	21,923
2009	33,031	—	325,000	1,416	16,594	36,339	412,380	779
Thereafter	432,783	—	—	53,320	329,971	75,953	892,027	94,817
	$614,476	$110,900	$425,000	$60,306	$415,622	$333,977	$1,960,281	$565,210

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

Capital Expenditures

We estimate that for the year ending December 31, 2005, we will incur approximately $60.0 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $23.4 million.  Of those total capital expenditures, approximately $6.8 million for wholly-owned properties and $7.8 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.16 per share, we would pay approximately $89.8 million in dividends to our common stockholders.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $4.6 million in 2004, $4.3 million in 2003 and $3.4 million in 2002.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $4.1 million in 2004, $3.7 million in 2003 and $3.2 million in 2002.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $203,000 in 2004, $145,000 in 2003 and $87,000 in 2002.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $65,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $10,000 per month, an affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $258,000 in 2004, $237,000 in 2003 and $242,000 in 2002.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was $200,000 on December 31, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

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

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 13, “Related Party Transactions” in the accompanying financial statements.

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

Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our secured and unsecured revolving credit facilities and unsecured term loans, contain customary covenants requiring us to maintain insurance.  There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from all risk insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions.  In addition, if lenders insist on full coverage for these risks, it would adversely affect our ability to finance and/or refinance our properties and to expand our portfolio or result in substantially higher insurance premiums.

Funds from Operations

Funds from Operations, or FFO, is a widely recognized measure of REIT performance.  We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002 defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties.  We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income.  FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income available to common shareholders	$193,172	$90,447	$64,641
Add:
Depreciation and amortization	52,149	42,136	32,790
Minority interest	5,693	4,169	3,771
FFO from discontinued operations	9,846	16,091	21,215
FFO adjustment for unconsolidated joint ventures	23,817	13,982	11,025
Accretion of convertible preferred shares	—	394	490
Less:
Income from discontinued operations	(5,938)	(9,594)	(13,441)
Gain on sale of discontinued operations	(90,370)	(21,327)	—
Gain on sale of joint venture property	(22,012)	(3,087)	—
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(3,980)	(4,431)	(4,261)
Funds from Operations - available to common shareholders	162,377	128,780	116,230
Dividends on convertible preferred shares	—	6,693	9,200
Funds from Operations - available to all shareholders	$162,377	$135,473	$125,430
Cash flows provided by operating activities	$116,264	$78,250	$101,948
Cash flows used in investing activities	$(220,851)	$(491,369)	$(52,328)
Cash flows provided by (used in) financing activities	$101,836	$393,645	$(4,793)

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in New York City, being less favorable than expected;

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

•                  accounting principles and policies and guidelines applicable to REITs;

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of December 31, 2004 (in thousands):

		Long-Term Debt		Average Interest Rate	Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate		Amount	Weighted Yield
2005	$51,405	5.77%	$18,900	3.22%	$26,045	13.32%
2006	4,388	5.76%	92,000	3.20%	112,278	8.38%
2007	84,336	5.75%	—	—%	—	—%
2008	108,533	5.92%	—	—%	—	—%
2009	358,031	6.29%	—	—%	211,704	10.68%
Thereafter	432,783	5.81%	—	—%	—	—%
Total	$1,039,476	5.85%	$110,900	3.21%	$350,027	10.05%
Fair Value	$1,051,262		$110,900		$350,027

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2004 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2005	$914	5.63%	$16,326	3.48%
2006 (1)	147,728	5.63%	229,000	3.40%
2007	1,048	6.30%	52,675	4.04%
2008	21,923	6.30%	—	—%
2009	779	6.50%	—	—%
Thereafter	94,817	5.94%	—	—%
Total	$267,209	6.00%	$298,001	3.51%
Fair Value	$270,842		$298,001

(1)          Included in this item is $297,000 based on the contractual maturity dates of the debt on 1515 Broadway and 1250 Broadway. These loans have three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2004 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	4.010%	11/2001	8/2005	(501)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	146
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	(315)
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(1,468)
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	(547)
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	1,057
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	(1,435)
Interest Rate Swap	Term loan	LIBOR	125,000	2.710%	9/2004	9/2006	1,091
Interest Rate Swap	Term loan	LIBOR	—	4.352%	9/2006	8/2009	(450)
Interest Rate Swap (1)	—	LIBOR	94,000	4.463%	12/2004	12/2014	1,075
Total Consolidated Hedges			$519,000				$(1,347)
Interest Rate Swap (2)	1250 Broadway	LIBOR	$46,750	4.038%	11/2001	1/2005	$(21)
Interest Rate Swap (2)	1515 Broadway	LIBOR	100,000	1.855%	6/2004	6/2005	369
Total Joint Venture Hedges			$146,750				$348

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at December 31, 2004.

(1)          This hedge has been established in contemplation of a 10-year mortgage refinancing.

(2)          This represents a hedge on a portion of our share of the unconsolidated joint venture debt.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.

We have audited management’s assessment, included in the accompanying Item 9A.  Controls and Procedures “- Management’s Report on Internal Control over Financial Reporting,” that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  SL Green Realty Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, SL Green Realty Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SL Green Realty Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of SL Green Realty Corp. and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 3, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SL Green Realty Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 3, 2005, except for Note 24 as to which the date is March 4, 2005

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2004	2003
Assets
Commercial real estate properties, at cost:
Land and land interests	$206,824	$168,032
Building and improvements	1,065,654	849,013
Building leasehold and improvements	471,418	317,178
Property under capital lease	12,208	12,208
	1,756,104	1,346,431
Less: accumulated depreciation	(176,238)	(156,768)
	1,579,866	1,189,663
Cash and cash equivalents	35,795	38,546
Restricted cash	56,417	59,542
Tenant and other receivables, net of allowance of $8,921 and $7,533 in 2004 and 2003, respectively	15,248	14,533
Related party receivables	5,027	5,242
Deferred rents receivable, net of allowance of $6,541 and $7,017 in 2004 and 2003, respectively	61,302	63,131
Structured finance investments, net of discount of $1,895 and $44 in 2004 and 2003, respectively	350,027	218,989
Investments in unconsolidated joint ventures	557,089	590,064
Deferred costs, net	47,869	39,277
Other assets	43,241	42,854
Total assets	$2,751,881	$2,261,841

Liabilities and Stockholders’ Equity
Mortgage notes payable	$614,476	$515,871
Revolving credit facilities	110,900	236,000
Term loans	425,000	367,578
Derivative instruments at fair value	1,347	9,009
Accrued interest payable	4,494	3,500
Accounts payable and accrued expenses	72,298	43,835
Deferred revenue/gain	18,648	8,526
Capitalized lease obligation	16,442	16,168
Deferred land leases payable	15,723	15,166
Dividend and distributions payable	27,553	18,647
Security deposits	22,056	21,968
Total liabilities	1,328,937	1,256,268

Commitments and Contingencies

Minority interest in Operating Partnership	74,555	54,281
Minority interest in partially-owned entities	509	510

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2004 and 2003, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 and none issued and outstanding at December 31, 2004 and 2003, respectively	96,321	—
Common stock, $0.01 par value 100,000 shares authorized and 40,876 and 36,016 issued and outstanding at December 31, 2004 and 2003, respectively	409	360
Additional paid-in-capital	917,613	728,882
Deferred compensation plans	(15,273)	(8,446)
Accumulated other comprehensive income (loss)	5,647	(961)
Retained earnings	191,182	78,966
Total stockholders’ equity	1,347,880	950,782
Total liabilities and stockholders’ equity	$2,751,881	$2,261,841

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues
Rental revenue, net	$244,886	$214,041	$161,124
Escalation and reimbursement	45,110	39,825	25,404
Investment income	28,232	17,988	15,396
Preferred equity income	10,862	4,098	7,780
Other income	19,898	10,467	5,537
Total revenues	348,988	286,419	215,241
Expenses
Operating expenses including $8,956 (2004), $8,081 (2003) and $6,745 (2002) to affiliates	86,015	73,796	49,940
Real estate taxes	48,890	40,656	25,185
Ground rent	16,179	13,562	12,637
Interest	62,710	45,493	35,421
Depreciation and amortization	52,149	42,136	32,790
Marketing, general and administrative	30,279	17,131	13,282
Total expenses	296,222	232,774	169,255
Income from continuing operations before equity in net (loss) income from affiliates, equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	52,766	53,645	45,986
Equity in net (loss) income from affiliates	—	(196)	292
Equity in net income of unconsolidated joint ventures	44,037	14,871	18,383
Income from continuing operations before gain on sale, minority interest, and discontinued operations	96,803	68,320	64,661
Equity in net gain on sale of interest in unconsolidated joint venture	22,012	3,087	—
Minority interest in partially-owned entities	—	(79)	—
Minority interest in Operating Partnership attributable to continuing operations	(5,693)	(4,090)	(3,771)
Income from continuing operations	113,122	67,238	60,890
Net income from discontinued operations, net of minority interest	5,938	9,594	13,441
Gain on sale of discontinued operations, net of minority interest	90,370	21,327	—
Net income	209,430	98,159	74,331
Preferred stock dividends	(16,258)	(7,318)	(9,200)
Preferred stock accretion	—	(394)	(490)
Net income available to common shareholders	$193,172	$90,447	$64,641
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.91	$1.75	$1.69
Net income from discontinued operations	0.15	0.30	0.45
Gain on sale of discontinued operations	2.31	0.66	—
Gain on sale of joint venture property	0.56	0.09	—
Net income available to common shareholders	$4.93	$2.80	$2.14
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.87	$1.73	$1.71
Net income from discontinued operations	0.15	0.26	0.38
Gain on sale of discontinued operations	2.22	0.59	—
Gain on sale of joint venture property	0.51	0.08	—
Net income available to common shareholders	$4.75	$2.66	$2.09
Basic weighted average common shares outstanding	39,171	32,265	30,236
Diluted weighted average common shares and common share equivalents outstanding	43,078	38,970	37,786

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Comprehensive Income
			Shares	Par Value
Balance at December 31, 2001	$—	$—	29,978	$300	$583,350	$(7,515)	$(2,911)	$39,684	$612,908	$61,010
Comprehensive Income:
Net income								74,331	74,331	$74,331
Net unrealized loss on derivative instruments							(7,829)		(7,829)	(7,829)
SL Green’s share of joint venture net unrealized loss on derivative instruments										(3,434)
Preferred dividends & accretion requirement								(9,690)	(9,690)
Redemption of units			155	1	3,128				3,129
Deferred compensation plan & stock award, net			(33)		(537)	534			(3)
Amortization of deferred compensation plan						1,419			1,419
Proceeds from stock options exercised			322	3	6,644				6,647
Cash distributions declared ($1.7925 per common share of which none represented a return of capital for federal income tax purposes)								(54,267)	(54,267)
Balance at December 31, 2002	—	—	30,422	304	592,585	(5,562)	(10,740)	50,058	626,645	$63,068
Comprehensive Income:
Net income								98,159	98,159	$98,159
Net unrealized gain on derivative instruments							9,779		9,779	9,779
SL Green’s share of joint venture net unrealized gain on derivative instruments										1,474
Preferred dividends & accretion requirement								(7,712)	(7,712)
Redemption of units			267	3	5,699				5,702
Proceeds from dividend reinvestment plan			68	1	3,650				3,651
Deferred compensation plan & stock award, net			213	2	6,668	(6,670)			—
Amortization of deferred compensation plan						3,786			3,786
Conversion of preferred stock			4,699	47	112,059				112,106
Net proceeds from preferred stock offering	151,981								151,981
Proceeds from stock options exercised			347	3	7,589				7,592
Stock-based compensation — fair value					632				632
Cash distributions declared ($1.8950 per common share of which none represented a return of capital for federal income tax purposes)								(61,539)	(61,539)
Balance at December 31, 2003	151,981	—	36,016	360	728,882	(8,446)	(961)	78,966	950,782	$109,412
Comprehensive Income:
Net income								209,430	209,430	$209,430
Net unrealized gain on derivative instruments							6,608		6,608	6,608
SL Green’s share of joint venture net unrealized gain on derivative instruments										2,155
Preferred dividends								(16,258)	(16,258)
Redemption of units			81	1	1,912				1,913
Proceeds from dividend reinvestment plan			195	2	7,728				7,730
Deferred compensation plan & stock award, net			353	4	14,141	(14,144)			1
Amortization of deferred compensation plan						7,317			7,317
Net proceeds from common stock offerings			3,150	31	138,599				138,630
Net proceeds from preferred stock offerings		96,321							96,321
Proceeds from stock options exercised			1,081	11	25,372				25,383
Stock-based compensation – fair value					979				979
Cash distributions declared ($2.04 per common share of which none represented a return of capital for federal income tax purposes)								(80,956)	(80,956)
Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$917,613	$(15,273)	$5,647	$191,182	$1,347,880	$218,193

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$209,430	$98,159	$74,331
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	9,221	8,074	7,833
Depreciation and amortization	52,149	42,136	32,790
Amortization of discount on structured finance investments	(210)	(161)	388
Gain on sale of discontinued operations	(95,680)	(22,849)	—
Equity in net loss (income) from affiliates	—	196	(292)
Equity in net income from unconsolidated joint ventures	(44,037)	(14,870)	(18,383)
Equity in gain on sale of unconsolidated joint venture	(22,012)	(3,087)	—
Minority interest	5,693	4,168	3,771
Deferred rents receivable	(7,741)	(9,094)	(8,929)
Allowance for bad debts	1,388	1,606	2,298
Amortization of deferred compensation	7,317	3,786	1,419
Changes in operating assets and liabilities:
Restricted cash - operations	3,430	3,313	6,455
Tenant and other receivables	(5,553)	(8,184)	(604)
Related party receivables	215	(1,742)	(1,370)
Deferred lease costs	(16,409)	(5,446)	(7,297)
Other assets	(2,348)	(16,290)	(6,452)
Accounts payable, accrued expenses and other liabilities	25,528	(5,062)	15,479
Deferred revenue	(4,674)	3,057	(29)
Deferred land lease payable	557	540	540
Net cash provided by operating activities	116,264	78,250	101,948
Investing Activities
Acquisitions of real estate property	(388,157)	(81,214)	—
Additions to land, buildings and improvements	(31,295)	(22,532)	(26,675)
Restricted cash – capital improvements/acquisitions	(2,127)	(33,773)	2,887
Investment in and advances to affiliates	—	2,361	(490)
Distribution from affiliate	—	—	739
Investments in unconsolidated joint ventures	(79,827)	(385,067)	(93,881)
Distributions from unconsolidated joint ventures	193,144	36,469	22,482
Net proceeds from disposition of rental property	220,300	119,075	—
Structured finance investments net of repayments/participations	(132,889)	(126,688)	42,610
Net cash used in investing activities	(220,851)	(491,369)	(52,328)
Financing Activities
Proceeds from mortgage notes payable	—	245,000	—
Repayments of mortgage notes payable	(3,395)	(298,294)	(21,496)
Proceeds from revolving credit facilities and term loans	840,900	628,000	275,000
Repayments of revolving credit facilities and term loans	(908,578)	(266,000)	(195,931)
Proceeds from stock options exercised and dividend reinvestment plan	25,383	11,243	6,647
Net proceeds from sale of common/preferred stock	234,951	152,539	—
Capitalized lease obligation	274	306	288
Dividends and distributions paid	(85,240)	(70,868)	(66,592)
Deferred loan costs	(2,459)	(8,281)	(2,709)
Net cash provided by (used in) financing activities	101,836	393,645	(4,793)
Net (decrease) increase in cash and cash equivalents	(2,751)	(19,474)	44,827
Cash and cash equivalents at beginning of period	38,546	58,020	13,193
Cash and cash equivalents at end of period	$35,795	$38,546	$58,020
Supplemental cash flow disclosures
Interest paid	$61,716	$44,256	$36,725

In December 2004, 2003 and 2002, the Company declared quarterly distributions per share of $0.54, $0.50 and $0.465, respectively.  These distributions were paid in January 2005, 2004 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2004

1.  Organization and Basis of Presentation

SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of December 31, 2004, minority investors held, in the aggregate, a 5.8% limited partnership interest in the Operating Partnership.

As of December 31, 2004, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 8.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2004, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.5%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 96.9% as of December 31, 2004.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if we so elect, shares of our common stock on a one-for-one basis.  In addition, we are prohibited from selling 673 First Avenue and 470 Park Avenue South before August 2009.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” See Note 5 and Note 6.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation No. 46R is required in financial statements of public companies for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on our results of operations or cash flows, but resulted in a gross-up of assets and liabilities by approximately $2,543,000 and $629,000, respectively.  See Note 7.  The adoption of this pronouncement effective January, 2004, for our structured finance portfolio and joint ventures, had no impact on our financial condition, net income or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.  All significant intercompany balances and transactions have been eliminated.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $43.1 million, $38.3 million and $29.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at December 31, 2004 and 2003.

Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above, below and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years.  The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease.  The value associated with in-place leases and tenant relationships are amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recorded a deferred asset of approximately $10.0 million and $3.0 million representing the net value of acquired above and below market leases and assumed lease origination costs for the years ended December 31, 2004 and 2003, respectively.  For the years ended December 31, 2004 and 2003, we recognized an increase of $62,000, and a decrease of $155,000 in rental revenue, respectively, for the amortization of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We also recorded a deferred liability of approximately $3.2 million representing the value of a mortgage loan assumed at an above market interest rate.  For the years ended December 31, 2004 and 2003, we recognized a $657,000 and $457,000 reduction in interest expense for the amortization of the above market mortgage, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We accounted for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46.  In all the joint ventures, the rights of the minority investor are both protective as well as participating.  These rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to us.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $1.7 million for each of the years ended December 31, 2004, 2003 and 2002, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year.  In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations.

Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

These escalations are based on actual expenses incurred in the prior calendar year.  If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2004 or 2003.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal income tax liability for these entities.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 15.  Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under such plan had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of  SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the recognition provisions apply to all employee awards granted, modified, or settled after January 1, 2003.  In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123 “Shared Based Payment”, revised, or SFAS No. 123-R.  SFAS No. 123-R is effective for us commencing in the third quarter of 2005.  SFAS No. 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair-value based method in SFAS No. 123-R is similar to the fair-value based method in SFAS No. 123 in most respects, subject to certain key differences.  We are in the process of evaluating the impact of such key differences between SFAS No. 123 and SFAS No. 123-R, but do not currently believe that the adoption of SFAS No. 123-R will have a material impact on us, as we have applied the fair value method of accounting for stock-based compensation since January 1, 2003.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day preceding the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2004, 2003 and 2002.

	2004	2003	2002
Dividend yield	5.00%	5.00%	5.50%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.00%	4.00%	5.00%
Expected stock price volatility	14.40%	17.91%	18.91%

The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Net income available to common shareholders	$193,172	$90,447	$64,641
Deduct stock option expense-all awards	(1,677)	(1,529)	(2,130)
Add back stock option expense included in net income	331	147	—
Allocation of compensation expense to minority interest	93	102	145
Pro forma net income available to common shareholders	$191,919	$89,167	$62,656
Basic earnings per common share-historical	$4.93	$2.80	$2.14
Basic earnings per common share-pro forma	$4.90	$2.76	$2.07
Diluted earnings per common share-historical	$4.75	$2.66	$2.09
Diluted earnings per common share-pro forma	$4.71	$2.62	$2.03

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of the impact future awards may have on our results of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributes approximately 10.0% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 4.2% of our annualized rent at December 31, 2004.  Approximately 20% and 9% of our annualized rent was attributable to 420 Lexington Avenue and 555 West 57th Street, respectively, for the year ended December 31, 2002.  Approximately 18% and 13% of our annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the year ended December 31, 2003.  Approximately 16%, 12% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2004.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2004.  Currently 76.9% of our workforce which service substantially all of our properties is covered by three collective bargaining agreements.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation and to comply with SFAS No. 144.

3.  Property Acquisitions

2004 Acquisitions

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

In October 2004, we acquired the long-term leasehold in the 563,000 square foot office property at 625 Madison Avenue, or 625 Madison, for $231.5 million.  The property was acquired with borrowings under our unsecured revolving credit facility, approximately 306,000 units of limited partnership interest in our Operating Partnership, having an aggregate value of approximately $15.5 million, and the assumption of a $102.0 million mortgage loan held by the New York State Teacher’s Retirement System.  The mortgage has a fixed annual interest rate of 6.27% and will mature in November 2015.  The property is subject to a ground lease with a final expiration date of June 30, 2054.

2003 Acquisitions

In February 2003, we acquired the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, a property located in the Grand Central and United Nations marketplace, for a purchase price of approximately $265.0 million.  Prior to the acquisition, we held a $53.5 million preferred equity investment in the property that was redeemed in full at closing.  In connection with the redemption, we earned a redemption premium totaling approximately $4.4 million, which was accounted for as a reduction in the cost basis, resulting in an adjusted purchase price of $260.6 million.  In connection with this acquisition, we assumed a $158.0 million mortgage, which was due to mature in September 2004 and bore interest at LIBOR plus 1.76%, and issued approximately 376,000 units of limited partnership interest in our Operating Partnership having an aggregate value of approximately $11.3 million.  The remaining $42.2 million of the purchase price was funded from proceeds from the sales of 50 West 23rd Street and 875 Bridgeport Avenue, Shelton, CT, and borrowings under our unsecured revolving credit facility, which included the repayment of a $28.5 million mezzanine loan on the property.  In December 2003, we refinanced the $158.0 million mortgage with a new $210.0 million 10-year mortgage at a fixed interest rate of 5.23%. See Note 9.  We agreed that for a period of seven years after the acquisition, we would not take certain action that would adversely affect the tax positions of certain of the partners who received units of limited partnership interest in our Operating Partnership and who held interests in this property prior to the acquisition.

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

2002 Acquisitions

During the year ended December 31, 2002, we did not acquire any wholly-owned properties.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the years ended December 31, 2004 and 2003 as though the acquisitions of 220 East 42nd Street (February 2003) and 125 Broad Street (March 2003), the $210.0 million refinancing of 220 East 42nd Street (December 2003), the equity investment in 1221 Avenue of the Americas (December 2003) (see Note 6), the acquisition of 750 Third and the equity investment in 485 Lexington (July 2004) and the acquisition of 625 Madison Avenue (October 2004) were completed on January 1, 2003 and the December 2003 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, the January and August 2004 common stock and the April and July 2004 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, were issued on that date.

	2004	2003
Pro forma revenues	$378,924	$347,054
Pro forma net income	$191,280	$102,407
Pro forma earnings per common share-basic	$4.77	$2.89
Pro forma earnings per common share and common share equivalents-diluted	$4.61	$2.79
Pro forma common shares-basic	40,111	35,415
Pro forma common share and common share equivalents-diluted	44,308	42,427

4.  Property Dispositions and Assets Held for Sale

In October 2004, we sold 17 Battery Place North for approximately $70.0 million, realizing a gain of approximately $22.5 million.  The net proceeds were reinvested into the acquisition of 750 Third to effectuate a 1031 tax-free exchange.

In November 2004, we sold 1466 Broadway for approximately $160.0 million, realizing a gain of approximately $73.2 million.  The net proceeds were reinvested into the acquisition of 750 Third to effectuate a 1031 tax-free exchange.

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

In May 2003, we sold 875 Bridgeport Avenue, Shelton, CT, or Shaws, for approximately $16.2 million and the buyer assumed the existing $14.8 million first mortgage.  The net proceeds were reinvested into the acquisitions of The News Building and 125 Broad Street to effectuate a partial 1031 tax-free exchange.

In July 2003, we sold 1370 Broadway for $57.5 million, realizing a gain of approximately $4.0 million.  The net proceeds were reinvested into the acquisition of 461 Fifth Avenue to effectuate a 1031 tax-free exchange.

During the year ended December 31, 2002, we did not dispose of any wholly-owned properties.

At December 31, 2004, discontinued operations included the results of operations of real estate assets sold during the three years then ended or held for sale at that date.  This included 50 West 23rd Street which was sold in March 2003, Shaws which was sold in May 2003, 1370 Broadway which was sold in July 2003, 17 Battery Place North which was sold in October 2004 and 1466 Broadway which was sold in November 2004.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	Year Ended December 31,
	2004	2003	2002
Revenues
Rental revenue	$16,678	$26,035	$34,849
Escalation and reimbursement revenues	2,174	3,590	3,860
Other income	219	557	203
Total revenues	19,071	30,182	38,912
Operating expense	5,934	8,014	9,349
Real estate taxes	3,288	5,125	5,494
Interest	—	896	2,795
Depreciation and amortization	3,562	5,867	6,852
Total expenses	12,784	19,902	24,490
Income from discontinued operations	6,287	10,280	14,422
Gain on disposition of discontinued operations	95,680	22,850	—
Minority interest in operating partnership	(5,659)	(2,209)	(981)
Income from discontinued operations, net of minority interest	$96,308	$30,921	$13,441

5.  Structured Finance Investments

During the years ended December 31, 2004 and 2003, we originated approximately $309.6 million and $165.5 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $178.6 million and $92.1 million in repayments and participations during those years, respectively.  At December 31, 2004, 2003 and 2002 all loans were performing in accordance with the terms of the loan agreements.

As of December 31, 2004 and 2003, we held the following structured finance investments, excluding preferred equity investments, with a current yield of 10.2% (in thousands):

Loan Type	Gross Investment	Senior Financing	2004 Principal Outstanding	2003 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,471	$12,445	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1)	40,000	184,000	40,000	—	February 2014
Mezzanine Loan	20,000	90,000	20,000	—	June 2006
Mezzanine Loan (4)	31,500	110,000	31,278	—	January 2006
Mezzanine Loan (5)	—	—	—	24,957	April 2004
Mezzanine Loan	—	—	—	15,000	January 2005
Junior Participation (6)	11,000	46,500	11,000	11,000	May 2005
Junior Participation (6) (7)	30,000	125,000	15,045	30,000	September 2005
Junior Participation (1)	37,500	477,500	37,500	—	January 2014
Junior Participation (1)	4,000	44,000	3,964	3,993	August 2010
Junior Participation	36,000	130,000	36,000	—	April 2006
Junior Participation	25,000	39,000	25,000	—	June 2006
Junior Participation	6,994	133,000	5,269	—	June 2014
Junior Participation (1)	11,000	53,000	11,000	—	November 2009
Junior Participation (1)	21,000	115,000	21,000	—	November 2009
Junior Participation	—	—	—	500	December 2004
Junior Participation (8)	—	—	—	14,926	November 2004
Junior Participation	—	—	—	15,000	September 2005
	$292,494	$1,677,000	$275,027	$131,321

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	This investment was subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR. The loan matured and was repaid in January 2005.
(5)

In July 2001, this loan was contributed to a joint venture with Prudential Real Estate Investors, or PREI.  We retained a 50% interest in the loan.  The original investment was $50.0 million.  This investment was redeemed in April 2004.

(6)	These loans are subject to three one-year extension options from the initial maturity date.
(7)	This loan is fully funded. A portion of the initially funded loan was sold to a third party at par value.
(8)

On April 12, 2002, this loan, with an original investment of $30.0 million was contributed to our joint venture with PREI. The Company retained a 50% interest in the loan.  This loan was redeemed in January 2004.

Preferred Equity Investments

As of December 31, 2004 and 2003, we held the following preferred equity investments with a current yield of 10.43% (in thousands):

Type	Gross Investment	Senior Financing	2004 Amount Outstanding	2003 Amount Outstanding	Initial Maturity Date

Preferred equity (1) (2)	$—	$—	$—	$7,809	May 2006
Preferred equity (1) (3)	75,000	481,000	75,000	—	July 2014
Preferred equity (1) (4)	—	—	—	59,380	April 2004
Preferred equity (5)	—	—	—	5,479	July 2007
Preferred equity (5)	—	—	—	8,000	January 2006
Preferred equity (6)	—	—	—	7,000	August 2006
	$75,000	$481,000	$75,000	$87,668

(1)	This is a fixed rate investment.
(2)

The investment is subject to extension options. We will also participate in the appreciation of the property upon sale to a third party above a specified threshold. This investment was redeemed in December 2004.

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

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

In December 2003, we purchased a 45% ownership interest in 1221 Avenue of the Americas for $450.0 million from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 14.6% of property’s annualized rent at December 31, 2004.  Rockefeller Group International, Inc. retained its 55% ownership interest in 1221 Avenue of the Americas and continues to manage the property.  For the year ended December 31, 2004, we recognized an increase in net equity in unconsolidated joint ventures of approximately $685,000 as a result of amortizing the SFAS No. 141 adjustment.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450.0 million was partially funded by the assumption of 45% of underlying property indebtedness of $175.0 million, or $78.8 million, and the balance was paid in cash.  This loan, which matures in December 2006, has an interest rate based on the Eurodollar plus 95 basis points (effective all-in weighted average interest rate for the year ended December 31, 2004 was 2.36%).  We funded the cash component, in part, with proceeds from our offering of our Series C preferred stock (net proceeds of approximately $152.0 million) that closed in December 2003.  The balance of the proceeds was funded with our unsecured revolving credit facility and a $100.0 million non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

In December 2000, we, together with Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for approximately $41.3 million, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, we act as the operating member for the joint venture, and are responsible for leasing and managing the property.  During 2004, 2003 and 2002, we earned approximately $362,000, $281,000 and $331,000 for such services, respectively.  The acquisition was partially funded by a $32.0 million mortgage from M&T Bank.  The loan, which was to mature in December 2005, carried a fixed interest rate of 7.81%.  The mortgage was interest only until January 2002, at which time principal payments began.  In July 2003, this mortgage was repaid and replaced with a five year $45.0 million first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

MSSG II

In January 2001, we, together with MSREF, through the MSSG II joint venture, acquired 469 Seventh Avenue, Manhattan, for approximately $45.7 million, excluding closing costs.  The property is a 253,000 square foot, 16-story office building.  In addition to holding a 35% ownership interest in the property, we acted as the operating member for the joint venture, and were responsible for leasing and managing the property.  During 2002, we earned approximately $137,000, for such services.  The acquisition was partially funded by a $36.0 million mortgage from LBHI.  The loan, which was to mature in February 2003, carried a fixed interest rate of 7.84% from the acquisition date through March 2001, and thereafter, the interest rate was LIBOR plus 210 basis points.

In June 2002, the MSSG II joint venture sold 469 Seventh Avenue for a gross sales price of $53.1 million, excluding closing costs.  MSSG II realized a gain of approximately $4.8 million on the sale of which our share was approximately $1.7 million.  In addition, the $36.0 million mortgage was repaid in full.  As part of the sale, we made a preferred equity investment of $6.0 million in the entity acquiring the asset.  As a result of this continuing investment, we deferred recognition of our share of the gain until our preferred investment was redeemed in 2004.

MSSG III

In May 2000, we sold a 65% interest, for cash, in the property located at 321 West 44th Street to MSREF, valuing the property at approximately $28.0 million.  We realized a gain of approximately $4.8 million on this transaction and retained a 35% interest in the property (with a carrying value of approximately $6.5 million), which was contributed to MSSG I.  We acquired the 203,000 square foot building, located in the Times Square sub-market of Manhattan in March 1998.  Simultaneous with the closing of this joint venture, the venture received a $22.0 million mortgage for the acquisition and capital improvement program, which was estimated at approximately $3.3 million.  The interest only mortgage was scheduled to mature in April 2004 and had an interest rate based on LIBOR plus 250 basis points.  In addition to retaining a 35% economic interest in the property, we, acting as the operating member for the joint venture, were responsible for redevelopment, construction, leasing and management of the property.  During 2003 and 2002, we earned approximately $147,000 and $227,000 respectively, for such services.  The venture agreement provided us with the opportunity to gain certain economic benefits based on the financial performance of the property.

In December 2003, the MSSG III joint venture, sold the property for a gross sales price of $35.0 million, excluding closing costs.  MSSG III realized a gain of approximately $271,000 on the sale of which our share was approximately $95,000.  We also recognized a gain of approximately $3.0 million, which had been deferred at the time we sold the property to the joint venture.

City Investment Fund Joint Ventures

19 West 44th Street

In March 2004, we, through a joint venture with The City Investment Fund, or CIF, acquired the property located at 19 West 44th Street, or 19 West, for $67.0 million, including the assumption of a $47.2 million mortgage, with the potential for up to an additional $2.0 million in consideration based on property performance.  This was satisfied in December 2004 for $1.25 million.  We previously held a $7.0 million preferred equity investment in the property that was redeemed at the closing.  We now hold a 35% equity interest in the property.  The joint venture financed the transaction by assuming the existing $31.8 million first mortgage and a $15.4 million mezzanine loan with all-in weighted interest rates of 2.35% and 8.5%, respectively. The effective all-in weighted average interest rate for the year ended December 31, 2004 was 4.54%.  The mortgage matures in September 2005 and is open for prepayment in April 2005.

19 West is an approximately 292,000 square foot office building located between Fifth and Sixth Avenues.  We act as the operating partner for the joint venture and are responsible for leasing and managing the property.  During the year ended December 31, 2004, we earned approximately $171,000 for such services.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

485 Lexington Avenue

In July 2004, we acquired a 30.0% equity interest in the 921,000 square foot office building located at 485 Lexington Avenue, or 485 Lexington, through a joint venture with CIF and the Witkoff Group.  The purchase price for 485 Lexington was $225.0 million.  The joint venture has arranged for a loan facility to fund 75% of the acquisition and anticipated re-tenanting costs of 485 Lexington.  Consistent with our prior joint venture arrangements, we act as the operating partner and day-to-day manager of the venture and are entitled to management fees, leasing commissions and incentive fees.  During the year ended December 31, 2004, we earned approximately $104,000 for such services.  At closing, TIAA-CREF entered into an operating lease for the entire building.  Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870,000 square feet).

Simultaneous with the closing of 485 Lexington, the joint venture closed on a $240.0 million loan.  The loan, which bears interest at 200 basis points over the 30-day LIBOR, is for three years and has two one-year extension options.  At closing, the joint venture drew down approximately $175.3 million.  The balance will be used to fund the redevelopment program on an as-needed basis.  The effective all-in weighted average interest rate for the year ended December 31, 2004 was 3.84%.

SITQ Immobilier Joint Ventures

One Park Avenue

In May 2001, we entered into a joint venture with respect to the ownership of our interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in our interests in the property based upon a gross aggregate price of $233.9 million, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  The $150.0 million mortgage was assumed by the joint venture.  The interest only mortgage, which was scheduled to mature in January 2004, was extended for one year.  This mortgage had an interest rate based on LIBOR plus 150 basis points (2.74% at December 31, 2003).  We provided management and leasing services for One Park.  During 2004, 2003 and 2002, we earned approximately $0.8 million, $1.7 million and $1.1 million, respectively, for such services.  During 2004, 2003 and 2002, we earned approximately $618,000, $757,000 and $797,000 in asset management fees, respectively.  The various ownership interests in the mortgage positions of One Park, held through this joint venture, provided for substantially all of the economic interest in the property and gave the joint venture the sole option to purchase the ground lease position.  Accordingly, we accounted for this joint venture as having an ownership interest in the property.

In May 2004, the joint venture sold a 75% interest to an affiliate of Credit Suisse First Boston (see below).

1250 Broadway

In November 2001, we sold a 45% interest in 1250 Broadway, Manhattan, or 1250 Broadway, to SITQ based on the property’s valuation of approximately $121.5 million.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  This property was subject to an $85.0 million mortgage.  The interest only mortgage was scheduled to mature in October 2004 and had a one-year renewal option.  The mortgage had an interest rate based on LIBOR plus 250 basis points (3.62% at December 31, 2003).  We entered into a swap agreement on our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  In July 2004, we refinanced 1250 Broadway with a $115.0 million mortgage.  The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR (effective all-in weighted average interest rate of 6.29% for the year ended December 31, 2004).  The loan matures in August 2006 and is subject to three one-year as-of-right renewal extensions.  We provide management and leasing services for 1250 Broadway.  During 2004, 2003 and 2002, we earned approximately $781,000, $695,000 and $642,000, respectively, for such services.  During each of the years ended December 31, 2004, 2003 and 2002, we earned $240,000, $900,000 and $900,000, respectively, in asset management fees.

1515 Broadway

In May 2002, we, along with SITQ, acquired 1515 Broadway, Manhattan, or 1515 Broadway, for a gross purchase price of approximately $483.5 million.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with us retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  We provide management and leasing services for 1515 Broadway.  During 2004, 2003 and 2002, we earned approximately $2.6 million, $1.4 million and $828,000, respectively, for such services.  During 2004, 2003 and 2002, we earned approximately $979,000, $898,000 and $612,000, respectively, in asset management fees.

1515 Broadway was acquired with a $275.0 million first mortgage and $60.0 million of mezzanine loans, or the Mezzanine Loans.  The balance of the proceeds were funded from our unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275.0 million first mortgage carried an interest rate of 145 basis points over the 30-day LIBOR.  The Mezzanine Loans consisted of two $30.0 million loans.  The first mezzanine loan carried an interest rate of 350 basis points over the 30-day LIBOR.  The second mezzanine loan carried an interest rate of 450 basis points over the 30-day LIBOR.  We entered into a swap agreement on $100.0 million of our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100.0 million at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  In June 2004, we refinanced the property with a $425.0 million first mortgage.  The interest only mortgage carries an interest rate of 90 basis points over the 30-day LIBOR.  The all-in weighted average effective interest rate was 3.62% for the year ended December 31, 2004.  The mortgage matures in July 2006 and is subject to three one-year as-of-right renewal options.

One tenant, whose leases end between 2008 and 2015, represents approximately 81.4% of this joint venture’s annualized rent at December 31, 2004.

Credit Suisse First Boston Joint Venture

In May 2004, Credit Suisse First Boston LLC, or CSFB, through a wholly owned affiliate, acquired a 75% interest in One Park.  The interest was acquired from a joint venture comprised of SITQ and us.  Simultaneous with the closing of the acquisition, the new joint venture completed a refinancing of the property with an affiliate of CSFB.

CSFB’s affiliated entity acquired its equity interest for $60.0 million.  The acquisition was based on a total valuation of approximately $318.5 million.  The $238.5 million 10-year interest only loan bears interest at a fixed rate of 5.8% and replaced the existing $150.0 million floating rate loan, which was scheduled to mature in January 2005. We received $83.0 million in net proceeds, which were used to pay down our unsecured revolving credit facility.  We have retained a 16.7% interest in the new venture, which may be increased substantially based upon the financial performance of the property.  SITQ retained an 8.3% interest.  We will manage the venture, in addition to continuing our responsibility of leasing and managing the property.  During 2004, we earned approximately $940,000 for these services.  During the year ended December 31, 2004, we earned approximately $17,000 in asset management fees.

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

Prudential Real Estate Investors Joint Venture

In February 2000, we acquired a 49.9% interest in a joint venture, which owned 100 Park Avenue, Manhattan, or 100 Park, for $95.8 million.  100 Park is an 834,000 square foot, 36-story office building.  The purchase price was funded through a combination of cash and a seller provided mortgage on the property of $112.0 million.  In August 2000, AIG/SunAmerica issued a $120.0 million mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112.0 million mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  We provide managing and leasing services for 100 Park.  During 2004, 2003 and 2002, we earned approximately $767,000, $757,000 and $631,000 for such services, respectively.

Gramercy Capital Corp.

In April 2004, we formed Gramercy Capital Corp., or Gramercy, a specialty finance company focused on originating and acquiring loans and other fixed-income investments secured by commercial and multi-family real estate.  Gramercy will continue our structured finance business as a separate public company.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Gramercy’s common stock is listed on the New York Stock Exchange under the symbol “GKK.”  As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  The market value of our investment in Gramercy was approximately $64.4 million on December 31, 2004.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing out total investment to approximately $68.9 million.  We currently hold 4,710,000 shares of Gramercy common stock.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and subject to certain termination rights.  Gramercy will pay us an annual management fee equal to 1.75% of their stockholders’ equity (as defined in the management agreement).  For the period from April 12, 2004 through December 31, 2004, we received an aggregate of approximately $1.3 million in fees under this agreement.

We, along with the Manager, hold Class B limited partner interests for a nominal percentage of Gramercy’s  operating partnership.  We and the Manager currently own 85 units and 15 units of the Class B limited partner interests, respectively.  In the future this may be reduced to 70 units and 30 units, respectively.  To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement.  No amounts were earned or accrued under this agreement as of December 31, 2004.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between us and the Manager.  The asset servicing agreement provides for an annual fee of 0.15% of the book value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the period from April 12, 2004 through December 31, 2004, the Manager received an aggregate of approximately $637,000 under the outsourcing and asset servicing agreements.

During that same period Gramercy reimbursed approximately $2.4 million to us for organizational costs incurred in connection with the formation of Gramercy, the formation of its affiliates, the initial public offering, and to reimburse us for consulting fees paid to Gramercy’s Chief Operating Officer and Chief Financial Officer, respectively.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at December 31, 2004 and 2003, are as follows (in thousands):

	2004	2003
Assets
Commercial real estate property, net	$2,420,851	$2,045,337
Structured finance investments	411,478	—
Other assets	304,230	290,373
Total assets	$3,136,559	$2,335,710

Liabilities and members’ equity
Mortgage payable	$1,576,201	$907,875
Other liabilities	98,960	88,629
Members’ equity	1,461,398	1,339,206
Total liabilities and members’ equity	$3,136,559	$2,335,710
Company’s net investment in unconsolidated joint ventures	$557,089	$590,064

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2004 are as follows (in thousands):

	2004	2003	2002
Total revenues	$345,389	$176,889	$154,685
Operating expenses	83,249	48,988	39,831
Real estate taxes	59,545	33,741	23,430
Interest	48,839	34,295	32,019
Depreciation and amortization	56,820	30,232	24,362
Total expenses	248,453	147,256	119,642
Net income before gain on sale	$96,936	$29,633	$35,043
Company’s equity in net income of unconsolidated joint ventures	$44,037	$14,871	$18,383

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, we accounted for our investment in the Service Corporation on the equity basis of accounting because we had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the year ended December 31, 2004 and the six months ended December 31, 2003, the Service Corporation earned approximately $7.7 million and $3.3 million of revenue and incurred approximately $6.3 million and $3.3 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC operates a 50,200 square foot fractional office suites business.  ENYC entered into a 10-year lease with our Operating Partnership for its premises, which is located at 440 Ninth Avenue, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment as of December 31, 2004 and 2003 was approximately $3.4 million  and $4.0 million, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at December 31 consisted of the following (in thousands):

	2004	2003
Deferred financing	$20,356	$22,464
Deferred leasing	62,184	49,131
	82,540	71,595
Less accumulated amortization	(34,671)	(32,318)
	$47,869	$39,277

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2004 and 2003, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2004	2003
1414 Avenue of the Americas (1)	5/1/09	7.87%	$13,325	$13,532
70 West 36th Street (1)	5/1/09	7.87%	11,611	11,791
711 Third Avenue (1)	9/10/05	8.13%	47,602	48,036
420 Lexington Avenue (1)	11/1/10	8.44%	119,412	121,324
673 First Avenue (1)	2/11/13	5.67%	35,000	35,000
125 Broad Street (2)	10/11/07	8.29%	75,526	76,188
220 East 42nd Street (1)	12/9/13	5.23%	210,000	210,000
625 Madison Avenue	11/1/15	6.27%	102,000	—
Total fixed rate debt			614,476	515,871
Total floating rate debt			—	—
Total mortgage notes payable			$614,476	$515,871

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.

At December 31, 2004 and 2003 the net book value of the properties collateralizing the mortgage notes was approximately $852.1 million and $594.7 million, respectively.

For the year ended December 31, 2004, we incurred approximately $62.7 million of interest expense, excluding approximately $433,000 which was capitalized.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture debt as of December 31, 2004, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans	Total	Joint Venture Debt
2005	$4,158	$47,247	$18,900	$—	$70,305	$17,240
2006	4,388	—	92,000	—	96,388	376,728
2007	9,671	73,341	—	1,324	84,336	53,723
2008	9,857	—	—	98,676	108,533	21,923
2009	10,207	22,824	—	325,000	358,031	779
Thereafter	38,404	394,379	—	—	432,783	94,817
	$76,685	$537,791	$110,900	$425,000	$1,150,376	$565,210

Mortgage Recording Tax - Hypothecated Loan

Our Operating Partnership mortgage tax credit loans totaled approximately $45.5 million from LBHI at December 31, 2003.  As of December 31, 2004, the LBHI facility was discontinued.  All mortgage tax credit loans had been utilized.  These loans were collateralized by the mortgage encumbering the Operating Partnership’s interests in 290 Madison Avenue.  The loans were also collateralized by an equivalent amount of our cash, which was held by LBHI and invested in US Treasury securities.  Interest earned on the cash collateral was applied by LBHI to service the loans with interest rates commensurate with that of a portfolio of six-month US Treasury securities, which was to mature on June 1, 2005.  Our Operating Partnership and LBHI each had the right of offset and therefore the loans and the cash collateral were presented on a net basis in the consolidated balance sheet.  Under the terms of the LBHI facility, no fees were due to the lender until such time as the facility was utilized.  When a preserved mortgage was assigned to a third party or was used by us in a financing transaction, finance costs were incurred and were only calculated at that time.  These costs were then accounted for based on the nature of the transaction.  If the mortgage credits were sold to a third party, the finance costs were written off directly against the gain on sale of the credits.  If the mortgage credits were used by us, the finance costs were deferred and amortized over the term of the new related mortgage.  The amortization period was dependent on the term of the new mortgage.  The purpose of these loans was to temporarily preserve mortgage recording tax credits for future potential acquisitions of real property, which we may make, the financing of which may include property level debt, or refinancings for which these credits would be applicable and provide a financial savings.  At the same time, the underlying mortgage remain as a bona fide debt to LBHI.  The loans were considered utilized when the loan balance of the facility decreased due to the assignment of the preserved mortgage to a property, which we were acquiring with debt or was being financed by us, or to a third party for the same purposes.

10.  Revolving Credit Facilities

Unsecured Revolving Credit Facility

In September 2004, we modified our $300.0 million unsecured revolving credit facility.  We have a one-time option to increase the capacity under the unsecured revolving credit facility to $375.0 million at any time prior to the maturity date.  The unsecured revolving credit facility matures in March 2006, and has a one-year extension option.  It bears interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio, currently 120 basis points.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears. At December 31, 2004, nothing was outstanding under this facility.  Availability under the unsecured revolving credit facility at December 31, 2004 was further reduced by the issuance of letters of credit in the amount of $4.0 million.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

In December 2001, we obtained a $75.0 million secured revolving credit facility.  The secured revolving credit facility had a term of two years with a one-year extension option.  The extension option was exercised in December 2003.  This facility was further extended and now matures in December 2006.  The facility was increased to $125.0 million in March 2004.  In September 2004, we reduced the interest rate spread to a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratios, currently 120 basis points, and is secured by various structured finance investments.  At December 31, 2004, $92.0 million was outstanding and carried an effective all-in annual weighted average interest rate of 4.13%.  The secured revolving credit facility includes certain restrictions and covenants which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which was scheduled to mature in December 2004, was extended to January 2005.  It carried an interest rate of 200 basis points over the one-month LIBOR (effective all-in rate of 3.77% for the year ended December 31, 2004).  This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of December 31, 2004, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 4.96% for the year ended at December 31, 2004.

In December 2003, we entered into an unsecured non-recourse term loan for $67.6 million, and repaid the mortgage on 555 West 57th Street.  The terms of this loan were the same as those on the 555 West 57th Street mortgage.  As a result, this loan carried an effective quarterly interest rate of 8.10 percent due to a LIBOR floor of 6.10% plus 200 basis points.  This loan was repaid in April 2004.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (effective all-in rate of 3.54% for the year ended December 31, 2004).  During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2004 and 2003, we were in compliance with all such covenants.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.1 billion, which exceeded the book value of the related fixed rate debt by approximately $11.8 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2004.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2005 to 2023.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2004 for the wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2005	$266,574	$126,684
2006	240,971	120,911
2007	230,446	115,903
2008	210,555	104,709
2009	189,754	99,564
Thereafter	690,709	435,058
	$1,829,009	$1,002,829

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors and former chief executive officer.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $4.6 million in 2004, $4.3 million in 2003 and $3.4 million in 2002.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $4.1 million in 2004, $3.7 million in 2003 and $3.2 million in 2002.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $203,000 in 2004, $145,000 in 2003 and $87,000 in 2002.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $65,000.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is offset against a consulting fee of $10,000 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $258,000 in 2004, $237,000 in 2003, and $242,000 in 2002.

Amounts due from (to) related parties at December 31 consisted of the following (in thousands):

	2004	2003
17 Battery Condominium Association	$207	$290
Due from joint ventures	—	282
Officers and employees	1,681	1,743
Other	3,139	2,927
Related party receivables	$5,027	$5,242

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan, including accrued interest, was approximately $200,000 on December 31, 2004.  In addition, the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14.  Convertible Preferred Stock

Our 4,600,000 8% Preferred Income Equity Redeemable Shares, or PIERS, were converted into 4,698,880 shares of common stock on September 30, 2003.  No charge was recorded to earnings as the conversion was not a redemption or an induced conversion to common stock.  They were non-voting and were convertible at any time at the option of the holder into our common stock at a conversion price of $24.475 per share.  The PIERS received annual dividends of $2.00 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.  The PIERS were initially recorded net of underwriters discount and issuance costs.  These costs were being accreted over the expected term of the PIERS using the effective interest method.

15.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of December 31, 2004, 40,875,989 shares of common stock and no shares of excess stock were issued and outstanding.

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

In April 2004, we issued 2,450,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $59.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.  In July 2004, we issued an additional 1,550,000 shares of Series D preferred stock, raising additional net proceeds of approximately $37.3 million.

Rights Plan

In February 2000, our board of directors authorized a distribution of one preferred share purchase right, or Right, for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000.  Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share, or Preferred Shares, at a price of $60.00 per one one-hundredth of a Preferred Share, or Purchase Price, subject to adjustment as provided in the rights agreement.  The Rights expire on March 5, 2010, unless we extend the expiration date or the Right is redeemed or exchanged earlier.

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

During the years ended December 31, 2004 and 2003, 194,863 and 68,453 shares were issued and approximately $8.9 million and $2.5 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $650,000 and $485,000 was recorded during the years ended December 31, 2004 and 2003, respectively.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced July 2004, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the Board of Directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the six months ended December 31, 2004, 1,000 phantom stock units were earned.  As of December 31, 2004, there were approximately 1,000 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At December 31, 2004, approximately 3,113,873 shares of our common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of December 31, 2004, 2003 and 2002 and changes during the years then ended are presented below:

	2004		2003		2002
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	3,250,231	$26.80	3,278,663	$25.49	2,598,066	$23.76
Granted	132,333	$43.77	327,000	$35.09	1,050,000	$28.25
Exercised	(1,080,835)	$23.40	(347,099)	$22.14	(321,846)	$20.64
Lapsed or cancelled	(131,967)	$28.67	(8,333)	$24.52	(47,557)	$23.32
Balance at end of year	2,169,762	$29.39	3,250,231	$26.80	3,278,663	$25.49

Options exercisable at end of year	789,785	$26.54	1,404,467	$23.41	1,182,902	$22.62
Weighted average fair value of options granted during the year	$475,000		$1,150,000		$3,515,000

All options were granted within a price range of $18.44 to $54.82.  The remaining weighted average contractual life of the options was 7.2 years.

Earnings Per Share

Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2004	2003	2002
Basic Earnings:
Income available to common shareholders	$193,172	$90,447	$64,641
Effect of Dilutive Securities:
Redemption of units to common shares	11,352	6,299	4,752
Preferred Stock (as converted to common stock)	—	7,087	9,690
Stock options	—	—	—
Diluted Earnings:
Income available to common shareholders	$204,524	$103,833	$79,083

Denominator Weighted Average (Shares)	2004	2003	2002
Basic Shares:
Shares available to common shareholders	39,171	32,265	30,236
Effect of Dilutive Securities:
Redemption of units to common shares	2,302	2,305	2,208
Preferred Stock (as converted to common stock)	—	3,491	4,699
Stock-based compensation plans	1,605	909	643
Diluted Shares	43,078	38,970	37,786

16.  Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership.  As of December 31, 2004 and 2003, the minority interest unit holders owned 5.8% (2,530,942 units) and 6.0% (2,305,955 units) of our Operating Partnership, respectively.  At December 31, 2004, 2,530,942 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

In February 2003, our Operating Partnership issued 376,000 units of limited partnership interest in connection with the acquisition of 220 East 42nd Street.

In March 2003, our Operating Partnership issued 51,667 units of limited partnership interest in connection with the acquisition of condominium interests in 125 Broad Street.

In October 2004, our Operating Partnership issued 306,000 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

17.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $3.4 million, $3.3 million and $2.7 million during the years ended December 31, 2004, 2003 and 2002, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, we issued 150,000 shares in connection with an employment contract.  These shares vest annually at rates of 15% to 35% and were recorded at fair value.  At December 31, 2004, 143,650 of these shares had vested.  We recorded compensation expense of approximately $604,000, $445,000 and $713,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our executives.  In connection with the Deferred Plan, we issued 351,750, 211,750 and 17,500 restricted shares in 2004, 2003 and 2002, respectively.  The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  As of December 31, 2004, 421,020 of these shares had vested and 110,650 had been retired.  We recorded compensation expense of approximately $7.1 million, including a one-time charge related to a restricted stock award, $2.0 million and $685,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

401(K) Plan

During August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate.  The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only.  For the years ended December 31, 2004, 2003 and 2002, we made matching contributions of approximately $149,000, none and $140,000, respectively.

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

On October 24, 2001, an accident occurred at 215 Park Avenue South, a property which we manage, but do not own.  Personal injury and wrongful death claims were filed against us and others by 11 persons.  We believe that there is sufficient insurance coverage to cover the cost of such claims, as well as any other personal injury or property claims which may arise.  We believe that we have no monetary exposure under the lawsuit.

We entered into employment agreements with certain executives.  Six executives have employment agreements which expire between November 2005 and January 2010.  The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $3.8 million for 2005.

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

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083.  Under the sub-lease, we are responsible for ground rent payments of $1.6 million annually which increased to $3.1 million in July 2001 and will continue for the next ten years.  The ground rent is reset after year ten based on the estimated fair market value of the property.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $4.2 million and $3.9 million at December 31, 2004 and 2003, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2004 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases

2005	$1,322	$18,381
2006	1,416	17,488
2007	1,416	16,594
2008	1,416	16,594
2009	1,416	16,594
Thereafter	53,320	329,971
Total minimum lease payments	60,306	$415,622
Less amount representing interest	(43,864)
Present value of net minimum lease payments	$16,442

19.                               Financial Instruments: Derivatives and Hedging

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which became effective January 1, 2001, requires us to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2004.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(501)
Interest Rate Swap	$—	3.300%	8/2005	9/2006	146
Interest Rate Swap	$—	4.330%	9/2006	6/2008	(315)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(1,468)
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	(547)
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	1,057
Interest Rate Swap	$—	4.650%	5/2006	12/2008	(1,435)
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	1,091
Interest Rate Swap	$—	4.352%	9/2006	8/2009	(450)
Interest Rate Swap (1)	$94,000	4.463%	12/2004	12/2014	1,075

(1)  We anticipate entering into a 10-year financing during the first half of 2005 in connection with the refinancing of a property mortgage.

On December 31, 2004, the derivative instruments were reported as an obligation at their fair value of approximately $1.4 million.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $5.7 million, including a gain of approximately $7.2 million from the settlement of a forward swap.  This gain is being amortized over the ten-year term of its related mortgage obligation from December 2003.  Currently, all of our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income (Loss) will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.2 million of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

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

21.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on contribution to income from continuing operations.

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

Selected results of operations for the years ended December 31, 2004, 2003 and 2002, and selected asset information as of December 31, 2004 and 2003, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2004	$309,894	$39,094	$348,988
December 31, 2003	264,334	22,086	286,420
December 31, 2002	192,065	23,176	215,241

Income from continuing operations:
Year ended:
December 31, 2004	$82,533	$30,589	$113,122
December 31, 2003	48,488	18,751	67,239
December 31, 2002	45,444	15,446	60,890

Total assets
As of:
December 31, 2004	$2,401,854	$350,027	$2,751,881
December 31, 2003	2,042,852	218,989	2,261,841

Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $30.3 million, $17.1 million and $13.3 million for the years ended December 31, 2004, 2003 and 2002, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common shareholders for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Years ended December 31,
	2004	2003	2002
Income from continuing operations before adjustments	$96,803	$68,320	$64,661
Equity in net gain on sale of joint venture property	22,012	3,087	—
Minority interest in operating partnership attributable to continuing operations	(5,693)	(4,090)	(3,771)
Minority interest in partially-owned entities	—	(79)	—
Net income from continuing operations	113,122	67,238	60,890
Income from discontinued operations, net of minority interest	5,938	9,594	13,441
Gain on sale of discontinued operations, net of minority interest	90,370	21,327	—
Net income	209,430	98,159	74,331
Preferred stock dividends and accretion	(16,258)	(7,712)	(9,690)
Net income available for common shareholders	$193,172	$90,447	$64,641

22.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

	Years ended December 31,
	2004	2003
Issuance of common stock as deferred compensation	$14,144	$6,670
Derivative instruments at fair value	(1,347)	(9,009)
Issuance of units of limited partnership interest in connection with acquisition	15,466	12,845
Assumption of mortgage notes payable upon acquisition of real estate	102,000	234,641
Fair value of above and below market leases (SFAS No. 141) in connection with acquisitions	10,050	(2,995)
Fair value of debt assumed (SFAS No. 141) in connection with acquisition	—	3,232
Redemption premium purchase price adjustment	—	4,380
Assignment of mortgage note payable upon sale of real estate	—	14,814
Conversion of preferred equity investment	—	53,500
Conversion of Series A preferred stock	—	112,112
Assumption of our share of joint venture mortgage note payable	—	78,750
Tenant improvements and leasing commissions payable	3,611	14,533

23.  Quarterly Financial Data (unaudited)

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2004.

Quarterly data for the last two years is presented in the tables below.

2004 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$95,491	$87,268	$83,996	$82,234
Income net of minority interest and before gain on sale	25,131	23,098	25,417	17,633
Equity in net gain on sale of joint venture property	—	—	22,012	—
Discontinued operations	1,164	2,052	1,402	1,322
Gain on sale of discontinued operations	90,199	—	—	—
Net income before preferred dividends	116,494	25,150	48,831	18,955
Preferred dividends and accretion	(4,969)	(4,843)	(3,446)	(3,000)
Income available to common shareholders	$111,525	$20,307	$45,385	$15,955
Net income per common share-Basic	$2.75	$0.52	$1.18	$0.42
Net income per common share-Diluted	$2.64	$0.49	$1.13	$0.40

2003 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$80,924	$75,920	$68,601	$60,975
Income net of minority interest and before gain on sale	17,278	16,251	15,651	15,036
Equity in net gain on sale of joint venture property	3,087	—	—	—
Discontinued operations	1,832	1,645	2,622	3,487
Gain on sale of discontinued operations	—	3,745	(300)	17,824
Net income before preferred dividends	22,197	21,641	17,973	36,347
Preferred dividends and accretion	(625)	(2,224)	(2,431)	(2,431)
Income available to common shareholders	$21,572	$19,417	$15,542	$33,916
Net income per common share-Basic	$0.60	$0.62	$0.50	$1.11
Net income per common share-Diluted	$0.58	$0.59	$0.49	$1.01

24.  Subsequent Events

In January 2005, we entered into an agreement to acquire the fee interest in 28 West 44th Street, the former headquarters of The New Yorker magazine, for $105.0 million.  The property was acquired from a Chicago-based real estate investment company.  The transaction closed in February 2005.  The property is a 21-story, 359,000 square foot building located two blocks from Grand Central Station, and is directly across the street from 19 W. 44th Street, also owned by us.  The property is currently 87% leased.  The property was acquired with funds initially drawn under our unsecured revolving credit facility and funds advanced by a lender on account of its taking by assignment an existing mortgage encumbering the property.

Our Board of Directors approved a restricted stock award to a group of our executive officers and members of senior management.  The restricted stock award was issued on February 1, 2005 in an aggregate amount of 199,700 shares and will vest over a five year period subject to the recipients remaining our employee, with 60% of the award vesting on the fourth and fifth anniversary of the award.  Recipients will have the right to receive dividends on their respective shares of restricted stock commencing on the date of issuance.  We will also provide for a tax gross-up on the awards.  The shares of restricted stock are being issued under our Stock Option Plan.

On March 4, 2005, we entered into an agreement to sell 1414 Avenue of the Americas for approximately $60.5 million.  We expect to recognize a gain of approximately $35.0 million from the sale.  The sale will be effectuated through a reverse 1031 exchange with 625 Madison Avenue, which will result in substantially all of the taxable gain on sale being deferred.  The sale, which is subject to customary closing conditions, is expected to close during the second quarter of 2005.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2004

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
70 West 36th Street	$11,611	$1,517	$7,830	$13	$6,587	$1,530	$14,417	$15,947	$6,570		12/19/84	Various
1414 Ave. of Amer.	13,325	2,948	6,936	60	4,371	3,008	11,307	14,315	2,533		6/18/96	Various
673 First Ave.	35,000	—	43,618	—	4,735	—	48,353	48,353	20,131		8/20/97	Various
470 Park Ave. So.	—	3,750	22,040	1	17,588	3,751	39,628	43,379	16,376		8/20/97	Various
1372 Broadway	—	10,478	42,187	67	10,758	10,545	52,945	63,490	11,823		8/20/97	Various
1140 Ave. of Amer.	—	—	21,304	—	5,893	—	27,197	27,197	5,058		8/20/97	Various
110 E. 42nd Street	—	3,680	14,842	26	5,313	3,706	20,155	23,861	5,553		9/15/97	Various
420 Lexington Ave.	119,412	—	107,824	—	57,922	—	165,746	165,746	32,442		3/18/98	Various
440 Ninth Ave.	—	6,326	25,402	—	20,346	6,326	45,748	52,074	12,215		6/1/98	Various
711 Third Avenue	47,602	19,843	42,486	—	15,230	19,843	57,716	77,559	12,027		5/20/98	Various
555 W. 57th Street	—	18,845	78,698	—	15,958	18,845	94,656	113,501	14,825		1/1/99	Various
286 Madison Ave	—	2,474	10,332	—	2,857	2,474	13,189	15,663	1,877		5/24/99	Various
290 Madison Ave.	—	1,576	6,616	—	369	1,576	6,985	8,561	993		5/24/99	Various
292 Madison Ave.	—	5,949	24,141	—	5,848	5,949	29,989	35,938	4,069		5/24/99	Various
317 Madison Ave.	—	21,205	85,551	—	11,973	21,205	97,524	118,729	9,700		6/7/01	Various
220 East 42nd Street	210,000	50,373	201,184	635	12,586	51,008	213,770	264,778	10,424		2/13/03	Various
125 Broad Street	75,526	5,965	96,611	—	636	5,965	97,247	103,212	4,243		3/28/03	Various
461 Fifth Avenue	—	—	62,652	—	542	—	63,194	63,194	1,963		10/1/03	Various
750 Third Avenue	—	51,093	205,307	—	6	51,093	205,313	256,406	2,184		7/28/04	Various
625 Madison Ave.	102,000	—	244,097	—	104	—	244,201	244,201	1,230		10/19/04	Various
	$614,476	$206,022	$1,349,658	$802	$199,622	$206,824	$1,549,280	$1,756,104	$176,238

(1)                                  All properties located in New York, New York

The changes in real estate for the three years ended December 31, 2004 are as follows:

	2004	2003	2002
Balance at beginning of year	$1,346,431	$975,777	$984,375
Property acquisitions	509,102	410,937	—
Improvements	34,380	31,617	32,123
Retirements/disposals	(133,809)	(71,900)	(40,721)
Balance at end of year	$1,756,104	$1,346,431	$975,777

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2004 was approximately $1.4 billion.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2004, are as follows:

	2004	2003	2002
Balance at beginning of year	$156,768	$126,669	$100,776
Depreciation for year	42,417	37,614	30,907
Retirements/disposals	(22,947)	(7,515)	(5,014)
Balance at end of year	$176,238	$156,768	$126,669

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders – Compliance with Section 16(a) of the Securities Exchange Act of 1934” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2005 (the “2005 Proxy Statement”), is incorporated herein by reference.

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2005 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2004

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

3.2                                 Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Form 8-K, dated July 9, 2004, filed with the Commission on July 14, 2004.

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

3.6                                 Articles Supplementary designating the Company’s 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to the Company’s Form 8-K, dated May 18, 2004, filed with the Commission on May 20, 2004.

3.7                                 Articles Supplementary designating the Company’s 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to the Company’s Form 8-K dated July 9, 2004, filed with the Commission on July 14, 2004.

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

4.4                                 Form of stock certificate evidencing the 7.875% Series D Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to the Company’s Form 8-K, dated April 29, 2004, filed with the Commission on May 20, 2004.

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

10.5                           Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

10.14                     Amended and Restated Employment and Non-competition Agreement between Marc Holliday and the Company, dated January 1, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.15                     Employment and Non-competition Agreement between Andrew Mathias and the Company, dated January 1, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.16                     Employment and Non-competition Agreement between Gregory Hughes and the Company, dated February 3, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

10.19                     First Amendment to Amended and Restated Revolving Credit and Guaranty Agreement, dated December 16, 2003, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

10.22                     Amended and Restated Revolving Secured Credit and Guaranty Agreement, dated December 16, 2003, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

10.25                     Second Amendment to Amended and Restated Credit and Guaranty Agreement, dated December 16, 2003, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

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

10.35                     Separation agreement between Michael W. Reid and the Company dated February 3, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.36                     Interim employment agreement between Thomas E. Wirth and the Company dated February 3, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.37                     Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operated Partnership, filed herewith.

10.38                     Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operated Partnership, filed herewith.

10.39                     First Amendment to Second Amended and Restated Revolving Secured Credit and Guaranty Agreement, incorporated by reference to the Company’s Form 8-K, dated September 8, 2004, filed with the Commission on September 14, 2004.

10.40                     Second Amendment to Amended and Restated Revolving Credit and Guaranty Agreement dated September 8, 2004, incorporated by reference to the Company’s Form 8-K, dated September 8, 2004, filed with the Commission on September 14, 2004.

10.41                     Second Amended and Restated Credit and Guaranty Agreement dated August 25, 2004, incorporated by reference to the Company’s Form 8-K, dated August 25, 2004, filed with the Commission on September 14, 2004.

10.42                     Employment and Non-competition Agreement between Gerard Nocera and the Company, dated May 1, 2004, incorporated by reference to the Company’s Form 10-Q, dated August 9, 2004, filed with the Commission on August 9, 2004.

10.43                     Contract of Sale between Teachers Insurance and Annuity Association of America and 750-485 Fee Owner LLC dated June 15, 2004, incorporated by reference to the Company’s Form 10-Q, dated August 9, 2004, filed with the Commission on August 9, 2004.

10.44                     Purchase, Sale and Contribution Agreement among 625 Madison Avenue Associates, L.P. and SL Green Operating Partnership, L.P. dated August 17, 2004, incorporated by reference to the Company’s Form 10-Q, dated November 9, 2004, filed with the Commission on November 9, 2004.

10.45                     Independent Directors’ Deferral Plan, filed herewith.

10.46                     Origination Agreement dated August 2, 2004 by and among Gramercy Capital Corp., GKK Capital L.P. and the Company, filed herewith.

10.47                     Management Agreement dated August 2, 2004 by and between Gramercy Capital Corp. and GKK Manager LLC, filed herewith.

10.48                     Asset Servicing Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Gramercy Services LLC, filed herewith.

10.49                     Outsource Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Operating Partnership, L.P., filed herewith.

12.1                           Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1                           The Company’s Code of Business Conduct and Ethics, filed herewith.

21.1                           Subsidiaries of the Company, filed herewith.

23.1                           Consent of Ernst & Young LLP, filed herewith.

31.1                           Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2                           Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1                           Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2                           Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: March 15, 2005	By:	/s/ Gregory F. Hughes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 15, 2005
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 15, 2005
Marc Holliday	and Director

/s/ Gregory F. Hughes	Chief Financial Officer	March 15, 2005
Gregory F. Hughes

/s/ John H. Alschuler, Jr.	Director	March 15, 2005
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	March 15, 2005
Edwin Thomas Burton, III

/s/ John S. Levy	Director	March 15, 2005
John S. Levy