Form 10-K/A
period 2004-12-31
SL GREEN REALTY CORP
filed 2005-03-16
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

The purpose of this Amendment No. 1 to SL Green Realty Corp.’s Annual Report on Form 10-K is to refile Exhibit 23.1 — Consent of Ernst & Young LLP to reflect the date of such report. This 10-K/A amends and restates Exhibit 23.1. No other information in the original 10-K is amended hereby.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-3 for the registration of (i) $500,000,000 of its common stock, preferred stock, depositary shares and warrants, No. 333-113076; (ii) 2,383,284 shares of its common stock, No. 333-70111; (iii) 1,173,232 shares of its common stock, No. 333-30394;  (iv)  3,000,000 shares of its common stock, No.  333-68828; (v) 284,787 of its common stock, No. 333-62434;  and (vi) 1,173,232 of its common stock, No. 333-30394 and Form S-8 pertaining to the Amended 1997 Stock Option and Incentive Plan) of SL Green Realty Corp. and in the related Prospectus of our report dated March 3, 2005 (except for Note 24 as to which the date is March 4, 2005) with respect to the consolidated financial statements and schedule of SL Green Realty Corp. SL Green Realty Corp. management’s assessment of the effectiveness of internal control over financial reporting , and the effectiveness of internal control over financial reporting of SL Green Realty Corp, included in this Annual Report (Form 10K) for the year ended December 31, 2004.

/s/ Ernst & Young LLP
Ernst & Young LLP

New York, New York

March 15, 2005