Form 10-Q
period 2005-03-31
SL GREEN REALTY CORP
filed 2005-05-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

Commission File No. 1-3199

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 41,797,606 at April 30, 2005.

SL GREEN REALTY CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$224,943	$206,824
Building and improvements	1,135,318	1,065,654
Building leasehold and improvements	472,558	471,418
Property under capital lease	12,208	12,208
	1,845,027	1,756,104
Less: accumulated depreciation	(179,180)	(176,238)
	1,665,847	1,579,866
Assets held for sale	16,486	—
Cash and cash equivalents	16,789	35,795
Restricted cash	53,410	56,417
Tenant and other receivables, net of allowance of $9,431 and $8,921 in 2005 and 2004, respectively	16,174	15,248
Related party receivables	4,519	5,027
Deferred rents receivable, net of allowance of $7,047 and $6,541 in 2005 and 2004, respectively	64,074	61,302
Structured finance investments, net of discount of $1,628 and $1,895 in 2005 and 2004, respectively	375,099	350,027
Investments in unconsolidated joint ventures	579,194	557,089
Deferred costs, net	55,041	47,869
Other assets	86,329	43,241
Total assets	$2,932,962	$2,751,881

Liabilities and Stockholders’ Equity
Mortgage notes payable	$600,315	$614,476
Revolving credit facilities	290,000	110,900
Term loans	425,000	425,000
Derivative instruments at fair value	—	1,347
Accrued interest payable	5,768	4,494
Accounts payable and accrued expenses	60,869	72,298
Deferred revenue/gain	19,558	18,648
Capitalized lease obligation	16,106	16,442
Deferred land leases payable	15,883	15,723
Dividend and distributions payable	28,026	27,553
Security deposits	21,870	22,056
Total liabilities	1,483,395	1,328,937

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	74,557	74,555
Minority interest in partially-owned entities	702	509

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 41,622 and 40,876 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	416	409
Additional paid-in-capital	940,170	917,613
Deferred compensation plans	(21,360)	(15,273)
Accumulated other comprehensive income	15,164	5,647
Retained earnings	191,616	191,182
Total stockholders’ equity	1,374,308	1,347,880
Total liabilities and stockholders’ equity	$2,932,962	$2,751,881

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004

Revenues
Rental revenue, net	$70,555	$55,698
Escalation and reimbursement	11,634	9,037
Investment income	9,108	9,783
Preferred equity investment income	2,039	4,044
Other income	7,519	2,464
Total revenues	100,855	81,026
Expenses
Operating expenses including $1,892 (2005) and $1,896 (2004) to affiliates	24,601	21,103
Real estate taxes	14,455	11,163
Ground rent	4,516	3,866
Interest	17,194	14,561
Depreciation and amortization	14,834	11,686
Marketing, general and administrative	8,238	10,903
Total expenses	83,838	73,282
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	17,017	7,744
Equity in net income of unconsolidated joint ventures	12,059	10,551
Income from continuing operations before minority interest and discontinued operations	29,076	18,295
Minority interest in partially-owned entities	(193)	17
Minority interest in Operating Partnership attributable to continuing operations	(1,383)	(869)
Income from continuing operations	27,500	17,443
Net income from discontinued operations, net of minority interest	379	1,512
Gain on sale of discontinued operations, net of minority interest	—	—
Net income	27,879	18,955
Preferred stock dividends	(4,969)	(3,000)
Net income available to common stockholders	$22,910	$15,955
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.55	$0.38
Net income from discontinued operations	0.01	0.04
Gain on sale of discontinued operations	—	—
Net income available to common stockholders	$0.56	$0.42
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.53	$0.36
Net income from discontinued operations	0.01	0.04
Gain on sale of discontinued operations	—	—
Net income available to common stockholders	$0.54	$0.40
Dividends per share	$0.54	$0.50
Basic weighted average common shares outstanding	41,302	37,978
Diluted weighted average common shares and common share equivalents outstanding	45,160	42,010

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C	Series D	Common Stock		Additional	Deferred	Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Compensation Plans	Comprehensive Income	Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$917,613	$(15,273)	$5,647	$191,182	$1,347,880
Comprehensive Income:
Net income								27,879	27,879	$27,879
Net unrealized gain on derivative instruments							9,517		9,517	9,517
SL Green’s share of joint venture net unrealized loss on derivative instruments										(127)
Preferred dividends								(4,969)	(4,969)
Redemption of units and DRIP proceeds			21	—	1,120				1,120
Deferred compensation plan & stock award, net			217	2	7,252	(7,070)			184
Amortization of deferred compensation plan						983			983
Proceeds from stock options exercised			508	5	13,922				13,927
Stock-based compensation – fair value					263				263
Cash distribution declared ($0.54 per common share of which none represented a return of capital for federal income tax purposes)								(22,476)	(22,476)
Balance at March 31, 2005	$151,981	$96,321	41,622	$416	$940,170	$(21,360)	$15,164	$191,616	$1,374,308	$37,269

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$27,879	$18,955
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	133	1,453
Depreciation and amortization	14,834	11,686
Amortization of discount on structured finance investments	(267)	(44)
Equity in net income from unconsolidated joint ventures	(12,059)	(10,551)
Minority interest	1,576	852
Deferred rents receivable	(4,425)	(1,431)
Allowance for bad debts	510	127
Amortization of deferred compensation	983	4,900
Changes in operating assets and liabilities:
Restricted cash – operations	(3,779)	1,332
Tenant and other receivables	(1,436)	73
Related party receivables	508	(1,423)
Deferred lease costs	(4,283)	(5,707)
Other assets	4,694	10,621
Accounts payable, accrued expenses and other liabilities	(8,978)	(570)
Deferred revenue	910	256
Deferred land lease payable	160	160
Net cash provided by operating activities	16,960	30,689
Investing Activities
Acquisitions of real estate property	(106,608)	—
Additions to land, buildings and improvements	(6,176)	(2,434)
Escrowed cash – capital improvements/acquisition deposits	(34,213)	10,442
Investments in unconsolidated joint ventures	(22,774)	(8,873)
Distributions from unconsolidated joint ventures	11,998	9,485
Structured finance investments net of repayments/participations	(24,805)	(57,505)
Net cash used in investing activities	(182,578)	(48,885)
Financing Activities
Repayments of mortgage notes payable	(14,161)	(853)
Proceeds from revolving credit facilities and term loans	264,000	34,000
Repayments of revolving credit facilities and term loans	(84,900)	(92,168)
Proceeds from stock options exercised and dividend reinvestment plan	13,928	7,099
Net proceeds from sale of common stock	—	73,635
Capitalized lease obligation	(336)	79
Dividends and distributions paid	(27,264)	(18,028)
Deferred loan costs	(4,655)	(1,721)
Net cash provided by financing activities	146,612	2,043
Net decrease in cash and cash equivalents	(19,006)	(16,153)
Cash and cash equivalents at beginning of period	35,795	38,546
Cash and cash equivalents at end of period	$16,789	$22,393
Supplemental cash flow disclosures
Interest paid	$15,920	$13,701

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of March 31, 2005, minority investors held, in the aggregate, a 5.8% limited partnership interest in our Operating Partnership.

As of March 31, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of March 31, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.7%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 96.8% as of March 31, 2005.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2005 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” See Note 5 and Note 6.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation No. 46R is required in financial statements of public companies for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on our results of operations or cash flows, but resulted in a gross-up of assets and liabilities by approximately $2,543,000 and $629,000, respectively.  See Note 7.  The adoption of this pronouncement effective January 2004, for our structured finance portfolio and joint ventures, had no impact on our financial condition, net income or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.  All significant intercompany balances and transactions have been eliminated.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $12.6 million and $9.5 million for the three months ended March 31, 2005 and 2004, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at March 31, 2005 and December 31, 2004.

Results of operations of properties acquired are included in the Statement of Income from the date of acquisition.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of $285,000 and a decrease of $58,000 in rental revenue for the three months ended March 31, 2005 and 2004, respectively, for the amortization of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a $174,000 and $159,000 reduction in interest expense for the amortization of the above market rate mortgage, respectively.

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

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $0.5 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2005 and December 31, 2004.

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

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 14.  Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under such plan had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the recognition provisions apply to all employee awards granted, modified, or settled after January 1, 2003.  In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123 “Shared Based Payment,” revised, or SFAS No. 123-R.  SFAS No. 123-R is effective for us commencing in the first quarter of 2006.  SFAS No. 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair-value based method in SFAS No. 123-R is similar to the fair-value based method in SFAS No. 123 in most respects, subject to certain key differences.  We are in the process of evaluating the impact of such key differences between SFAS No. 123 and SFAS No. 123-R, but do not currently believe that the adoption of SFAS No. 123-R will have a material impact on us, as we have applied the fair value method of accounting for stock-based compensation since January 1, 2003.

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005 and 2004.

	2005	2004
Dividend yield	4.00%	5.00%
Expected life of option	5 years	5 years
Risk-free interest rate	4.50%	4.00%
Expected stock price volatility	14.40%	14.40%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net income available to common stockholders	$22,910	$15,955
Deduct stock option expense-all awards	(362)	(511)
Add back stock option expense included in net income	100	65
Allocation of compensation expense to minority interest	21	29
Pro forma net income available to common stockholders	$22,669	$15,538
Basic earnings per common share-historical	$0.56	$0.42
Basic earnings per common share-pro forma	$0.55	$0.41
Diluted earnings per common share-historical	$0.54	$0.40
Diluted earnings per common share-pro forma	$0.53	$0.39

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

Hedges that are reported at fair value and presented on the balance sheet could be characterized as either cash flow hedges or fair value hedges.  Interest rate caps and collars are examples of cash flow hedges.  Cash flow hedges address the risk associated with future cash flows of debt transactions.  All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings.  The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributes approximately 10.0% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 4.0% of our annualized rent at March 31, 2005.  Approximately 15%, 11% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the quarter ended March 31, 2005.  Two borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at March 31, 2005.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation and to comply with SFAS No. 144.

3.  Property Acquisitions

In February 2005, we acquired the fee interest in 28 West 44th Street for $105.0 million, excluding closing costs.  The property is a 21-story, 359,000 square foot building located two blocks from Grand Central Station, and is directly across the street from 19 West 44th Street, also owned by an affiliate of ours.  The property was acquired with funds drawn under our unsecured revolving credit facility.

We did not acquire any wholly-owned properties during the three months ended March 31, 2004.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the three months ended March 31, 2005 and 2004 as though the acquisitions of 750 Third Avenue and the equity investment in 485 Lexington Avenue (July 2004), the acquisition of 625 Madison Avenue (October 2004) and 28 West 44th Street (February 2005) were completed on January 1, 2004 and the January and August 2004 common stock and the April and July 2004 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, were issued on that date.

	2005	2004
Pro forma revenues	$103,049	$95,562
Pro forma net income	$22,978	$16,675
Pro forma earnings per common share-basic	$0.56	$0.42
Pro forma earnings per common share and common share equivalents-diluted	$0.54	$0.41
Pro forma common shares-basic	41,302	39,625
Pro forma common share and common share equivalents-diluted	45,160	43,963

4.  Property Dispositions and Assets Held for Sale

During the three months ended March 31, 2005 and 2004, we did not dispose of any wholly-owned properties.

In April 2005, we sold the fee interest in 1414 Avenue of the Americas for $60.5 million.  The property is approximately 121,000 square feet.  We expect to recognize a gain on sale of approximately $35.0 million.

At March 31, 2005, discontinued operations included the results of operations of real estate assets sold or held for sale at that date.  This included 17 Battery Place North, which was sold in October 2004 and 1466 Broadway, which was sold in November 2004 and 1414 Broadway, which was held for sale.  The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three months ended March 31, 2005 and 2004 (in thousands).

	Three Months Ended March 31,
	2005	2004
Revenues
Rental revenue	$1,201	$5,882
Escalation and reimbursement revenues	156	753
Other income	10	28
Total revenues	1,367	6,663
Operating expense	460	2,250
Real estate taxes	223	1,178
Interest	172	269
Depreciation and amortization	110	1,363
Total expenses	965	5,060
Income from discontinued operations	402	1,603
Gain on disposition of discontinued operations	—	—
Minority interest in operating partnership	(23)	(91)
Income from discontinued operations, net of minority interest	$379	$1,512

5.  Structured Finance Investments

During the three months ended March 31, 2005 and 2004, we originated approximately $25.0 million and $80.0 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately none and $22.5 million in repayments and participations during those periods, respectively.  At March 31, 2005 and December 31, 2004 all loans were performing in accordance with the terms of the loan agreements.

As of March 31, 2005 and December 31, 2004, we held the following structured finance investments, excluding preferred equity investments, with a current yield of approximately 10.6% (in thousands):

Loan Type	Gross Investment	Senior Financing	2005 Principal Outstanding	2004 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,335	$14,471	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1)	40,000	184,000	40,000	40,000	February 2014
Mezzanine Loan	20,000	90,000	20,000	20,000	June 2006
Mezzanine Loan (4)	31,500	110,000	31,500	31,278	January 2006
Junior Participation (5) (6)	11,000	46,500	11,000	11,000	May 2005
Junior Participation (5) (7)	30,000	125,000	15,045	15,045	September 2005
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (2)	4,000	44,000	3,958	3,964	August 2010
Junior Participation	36,000	130,000	36,000	36,000	April 2006
Junior Participation	25,000	39,000	25,000	25,000	June 2006
Junior Participation	6,994	133,000	5,261	5,269	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
	$292,494	$1,677,000	$275,099	$275,027

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	This investment was subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR. The loan matured and was repaid in January 2005.
(5)	These loans are subject to three one-year extension options from the initial maturity date.
(6)	This investment is expected to be redeemed in May 2005.
(7)	This loan is fully funded. A portion of the initially funded loan was sold to a third party at par value.

Preferred Equity Investments

As of March 31, 2005 and December 31, 2004, we held the following preferred equity investments with a current yield of approximately 11.0% (in thousands):

Type	Gross Investment	Senior Financing	2005 Amount Outstanding	2004 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$75,000	$481,000	$75,000	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	—	February 2015
Preferred equity	10,000	—	10,000	—	February 2007
	$100,000	$2,831,000	$100,000	$75,000

(1)                                  This is a fixed rate investment.

(2)                                  An affiliate of ours owns an interest in the first mortgage of the underlying property.

6.  Investment in Unconsolidated Joint Ventures

Rockefeller Group International Inc. Joint Venture

In December 2003, we purchased a 45% ownership interest in 1221 Avenue of the Americas for $450.0 million from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 14.6% of property’s annualized rent at March 31, 2005.  Rockefeller Group International, Inc. retained its 55% ownership interest in 1221 Avenue of the Americas and continues to manage the property.

1221 Avenue of the Americas, known as The McGraw-Hill Companies building, is an approximately 2.55 million square foot, 50-story class “A” office building located in Rockefeller Center.

The gross purchase price of $450.0 million was partially funded by the assumption of 45% of underlying property indebtedness of $175.0 million, or $78.8 million, and the balance was paid in cash.  This loan, which matures in December 2006, has an interest rate based on the Eurodollar plus 95 basis points (effective all-in weighted average interest rate for the quarter ended March 31, 2005 was 3.54%).  We funded the cash component, in part, with proceeds from our offering of our 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (net proceeds of approximately $152.0 million) that closed in December 2003.  The balance of the proceeds was funded with our unsecured revolving credit facility and a $100.0 million non-recourse term loan.

Morgan Stanley Joint Ventures

MSSG I

In December 2000, we, together with Morgan Stanley Real Estate Fund, or MSREF, through the MSSG I joint venture, acquired 180 Madison Avenue, Manhattan, for approximately $41.3 million, excluding closing costs.  The property is a 265,000 square foot, 23-story building.  In addition to holding a 49.9% ownership interest in the property, we act as the operating member for the joint venture, and are responsible for leasing and managing the property.  During the three months ended March 31, 2005 and 2004, we earned approximately $254,000 and $43,000 for such services, respectively.  In July 2003, the acquisition mortgage was repaid and replaced with a five year $45.0 million first mortgage.  The mortgage carries a fixed interest rate of 4.57% per annum and is interest only for the first year, after which time principal repayments begin.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

In April 2005, we entered into an agreement to sell the property for approximately $92.7 million.  The joint venture expects to recognize a gain of approximately $40.0 million from the sale, which is expected to close, subject to customary closing conditions, in the third quarter of 2005.  We expect to recognize an incentive fee of at least $5.0 million pending final resolution of cash disbursements upon the sale.

City Investment Fund

19 West 44th Street

In March 2004, we, through a joint venture with The City Investment Fund, or CIF, acquired the property located at 19 West 44th Street, or 19 West, for $67.0 million, including the assumption of a $47.2 million mortgage, with the potential for up to an additional $2.0 million in consideration based on property performance.  This was satisfied in December 2004 for $1.25 million.  We previously held a $7.0 million preferred equity investment in the property that was redeemed at the closing.  We now hold a 35% equity interest in the property.  The joint venture financed the transaction by assuming the existing $31.8 million first mortgage and a $15.4 million mezzanine loan with all-in weighted interest rates of 2.35% and 8.5%, respectively.  The effective all-in weighted average interest rate for the quarter ended March 31, 2005 was 5.19%.  The mortgage matures in September 2005 and is open for prepayment in April 2005.

19 West is an approximately 292,000 square foot office building located between Fifth and Sixth Avenues.  We act as the operating partner for the joint venture and are responsible for leasing and managing the property.  During the three months ended March 31, 2005 and 2004, we earned approximately $95,000 and none, respectively, for such services.  The joint venture agreement provides us with the opportunity to gain certain economic benefits based on the financial performance of the property.

485 Lexington Avenue

In July 2004, we acquired a 30.0% equity interest in the 921,000 square foot office building located at 485 Lexington Avenue, or 485 Lexington, through a joint venture with CIF and the Witkoff Group.  The purchase price for 485 Lexington was $225.0 million.  The joint venture arranged for a loan facility to fund 75% of the acquisition and anticipated re-tenanting costs of 485 Lexington.  Consistent with our prior joint venture arrangements, we act as the operating partner and day-to-day manager of the venture and are entitled to management fees, leasing commissions and incentive fees.  During the three months ended March 31, 2005, we earned approximately $63,000 for such services.  At closing, TIAA-CREF entered into an operating lease for the entire building.  Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870,000 square feet).

Simultaneous with the closing of 485 Lexington, the joint venture closed on a $240.0 million loan.  The loan, which bears interest at 200 basis points over the 30-day LIBOR, is for three years and has two one-year extension options.  At closing, the joint venture drew down approximately $175.3 million.  The balance will be used to fund the redevelopment program on an as-needed basis.  The effective all-in weighted average interest rate for the quarter ended March 31, 2005 was 4.65%.

SITQ Immobilier Joint Ventures

One Park Avenue

In May 2001, we entered into a joint venture with respect to the ownership of our interests in One Park Avenue, Manhattan, or One Park, with SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ.  The property is a 913,000 square foot office building.  Under the terms of the joint venture, SITQ purchased a 45% interest in our interests in the property based upon a gross aggregate price of $233.9 million, exclusive of closing costs and reimbursements.  No gain or loss was recorded as a result of this transaction.  We provided management and leasing services for One Park.  During the three months ended March 31, 2005 and 2004, we earned approximately none and $321,000, respectively, for such services.  During both of the three months ended March 31, 2005 and 2004, we earned approximately $154,000 in asset management fees, respectively. The various ownership interests in the mortgage positions of One Park, held through this joint venture, provided for substantially all of the economic interest in the property and gave the joint venture the sole option to purchase the ground lease position.  Accordingly, we accounted for this joint venture as having an ownership interest in the property.

In May 2004, the joint venture sold a 75% interest to an affiliate of Credit Suisse First Boston (see below).

1250 Broadway

In November 2001, we sold a 45% interest in 1250 Broadway, Manhattan, or 1250 Broadway, to SITQ based on the property’s valuation of approximately $121.5 million.  No gain or loss was recorded as a result of this transaction.  This property is a 670,000 square foot office building.  In July 2004, we refinanced 1250 Broadway with a $115.0 million mortgage.  The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR (effective all-in weighted average interest rate of 3.76% for the three months ended March 31, 2005).  We entered into a swap agreement on our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate at 4.04% through January 2005.  The loan matures in August 2006 and is subject to three one-year as-of-right renewal extensions.  We provide management and leasing services for 1250 Broadway.  During the three months ended March 31, 2005 and 2004, we earned approximately $992,000 and $159,000, respectively, for such services.  During the three months ended March 31, 2005 and 2004, we earned none and $60,000, respectively, in asset management fees.

1515 Broadway

In May 2002, we, along with SITQ, acquired 1515 Broadway, Manhattan, or 1515 Broadway, for a gross purchase price of approximately $483.5 million.  The property is a 1.75 million square foot, 54-story office tower located on Broadway between 44th and 45th Streets.  The property was acquired in a joint venture with us retaining an approximate 55% non-controlling interest in the asset.  Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  We provide management and leasing services for 1515 Broadway.  During the three months ended March 31, 2005 and 2004, we earned approximately $675,000 and $538,000, respectively, for such services.  During both of the three months ended March 31, 2005 and 2004, we earned approximately $245,000, respectively, in asset management fees.

1515 Broadway was acquired with a $275.0 million first mortgage and $60.0 million of mezzanine loans, or the Mezzanine Loans.  The balance of the proceeds were funded from our unsecured line of credit and from SITQ’s capital contribution to the joint venture.  The $275.0 million first mortgage carried an interest rate of 145 basis points over the 30-day LIBOR.  The Mezzanine Loans consisted of two $30.0 million loans.  The first mezzanine loan carried an interest rate of 350 basis points over the 30-day LIBOR.  The second mezzanine loan carried an interest rate of 450 basis points over the 30-day LIBOR.  We entered into a swap agreement on $100.0 million of our share of the joint venture first mortgage.  The swap effectively fixed the LIBOR rate on the $100.0 million at 2.299% through June 2004.  This swap was extended for one year at a fixed LIBOR rate of 1.855%.  In June 2004, we refinanced the property with a $425.0 million first mortgage.  The interest only mortgage carries an interest rate of 90 basis points over the 30-day LIBOR.  The all-in weighted average effective interest rate was 3.16% for the quarter ended March 31, 2005.  The mortgage matures in July 2006 and is subject to three one-year as-of-right renewal options.

One tenant, whose leases end between 2008 and 2015, represents approximately 82.1% of this joint venture’s annualized rent at March 31, 2005.

Credit Suisse First Boston Joint Venture

In May 2004, Credit Suisse First Boston LLC, or CSFB, through a wholly owned affiliate, acquired a 75% interest in One Park.  The interest was acquired from a joint venture comprised of SITQ and us.  Simultaneous with the closing of the acquisition, the new joint venture completed a refinancing of the property with an affiliate of CSFB.

CSFB’s affiliated entity acquired its equity interest for $60.0 million.  It transferred its interest to SEB Immobilier — Investment GmbH in April 2005.  The acquisition was based on a total valuation of approximately $318.5 million.  The $238.5 million 10-year interest only loan bears interest at a fixed rate of 5.8% and replaced the existing $150.0 million floating rate loan, which was scheduled to mature in January 2005. We received $83.0 million in net proceeds, which were used to pay down our unsecured revolving credit facility.  We have retained a 16.7% interest in the new venture, which may be increased substantially based upon the financial performance of the property.  SITQ retained an 8.3% interest.  We manage the venture, in addition to continuing our responsibility of leasing and managing the property.  During the three months ended March 31, 2005, we earned approximately $272,000 for these services.  During the three months ended March 31, 2005, we earned approximately $6,000 in asset management fees.

Prudential Real Estate Investors Joint Venture

In February 2000, we acquired a 49.9% interest in a joint venture, which owned 100 Park Avenue, Manhattan, or 100 Park, for $95.8 million.  100 Park is an 834,000 square foot, 36-story office building.  In August 2000, AIG/SunAmerica issued a $120.0 million mortgage collateralized by the property located at 100 Park, which replaced the pre-existing $112.0 million mortgage.  The 8.00% fixed rate loan has a ten-year term.  Interest only was payable through October 1, 2001 and thereafter principal repayments are due through maturity.  We provide managing and leasing services for 100 Park.  During the three months ended March 31, 2005, we earned approximately $731,000 and $202,000 for such services, respectively.

Gramercy Capital Corp.

In April 2004, we formed Gramercy Capital Corp., or Gramercy, a specialty finance company focused on originating and acquiring loans and other fixed-income investments secured by commercial and multi-family real estate.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Gramercy’s common stock is listed on the New York Stock Exchange under the symbol “GKK.” Certain of our executive officers purchased from us shares of common stock of Gramercy issued to one of our subsidiaries as part of Gramercy’s initial capitalization prior to its initial public offering at the same price as the estimated fair value of such shares at the time of formation. As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing out total investment to approximately $68.9 million. In connection with this transaction, Gramercy has agreed to file a registration statement with the SEC no later than August 31, 2005 covering these shares. We currently hold 4,710,000 shares of Gramercy common stock.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and subject to certain termination rights.  Gramercy will pay us an annual management fee equal to 1.75% of their stockholders’ equity (as defined in the management agreement).  For the three months ended March 31, 2005, we received an aggregate of approximately $1.2 million in fees under this agreement.

We, along with the Manager, hold Class B limited partner interests for a nominal percentage of Gramercy’s operating partnership.  We and the Manager currently own 83 units and 17 units of the Class B limited partner interests, respectively.  In the future this may be reduced to 70 units and 30 units, respectively.  To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as an incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement.  No amounts were earned or accrued under this agreement as of March 31, 2005.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between us and the Manager.  The asset servicing agreement provides for an annual fee of 0.15% of the book value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the quarter ended March 31, 2005, the Manager received an aggregate of approximately $464,000 under the outsourcing and asset servicing agreements.

In connection with the 5,500,000 shares of common stock that were sold on December 31, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, Gramercy agreed to pay the Manager a fee of $1.0 million as compensation for financial advisory, structuring and other services performed on Gramercy’s behalf.

Effective May 1, 2005 Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY.  The lease is approximately five thousand square feet and carries a term of ten year with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten. See Note 22 for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at March 31, 2005 and December 31, 2004, are as follows (in thousands):

	March 31, 2005	December 31, 2004
Assets
Commercial real estate property	$2,411,572	$2,420,851
Structured finance investments	609,230	411,478
Other assets	228,849	304,230
Total assets	$3,249,651	$3,136,559

Liabilities and members’ equity
Mortgages payable	$1,677,927	$1,576,201
Other liabilities	94,099	98,960
Members’ equity	1,477,625	1,461,398
Total liabilities and members’ equity	$3,249,651	$3,136,559
Company’s net investment in unconsolidated joint ventures	$579,194	$557,089

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy since August 2004, from acquisition date through March 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Total revenues	$100,702	$78,812
Operating expenses	24,186	19,671
Real estate taxes	15,914	14,135
Interest	17,506	9,334
Depreciation and amortization	15,268	13,000
Total expenses	72,874	56,140
Net income before gain on sale	$27,828	$22,672
Company’s equity in net income of unconsolidated joint ventures	$12,059	$10,551

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three months ended March 31, 2005 and 2004, the Service Corporation earned approximately $3.5 million and $1.7 million of revenue and incurred approximately $2.2 million and $1.6 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

We, through our Operating Partnership, owned all the non-voting common stock of eEmerge.  Through dividends on our equity interest, our Operating Partnership received approximately 100% of the cash flow from eEmerge operations.  All of the voting common stock was held by an affiliate.  This controlling interest gave the affiliate the power to elect all the directors of eEmerge.  We accounted for our investment in eEmerge on the equity basis of accounting because although we had significant influence with respect to management and operations, we did not control the entity.  In March 2002, we acquired all the voting common stock previously held by the affiliate.  As a result, we control all the common stock of eEmerge.  Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

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

The net book value of our investment as of March 31, 2005 and December 31, 2004 was approximately $3.2 million and $3.4 million, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Deferred financing	$24,986	$20,356
Deferred leasing	65,505	62,184
	90,491	82,540
Less accumulated amortization	(35,450)	(34,671)
	$55,041	$47,869

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2005 and December 31, 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate	2005	2004
70 West 36th Street (1)	5/1/09	7.87%	$11,560	$11,611
1414 Avenue of the Americas (1) (3)	5/1/09	7.87%	—	13,325
711 Third Avenue (1) (4)	9/10/05	8.13%	47,472	47,602
420 Lexington Avenue (1)	11/1/10	8.44%	119,021	119,412
673 First Avenue (1)	2/11/13	5.67%	34,936	35,000
125 Broad Street (2)	10/11/07	8.29%	75,326	75,526
220 East 42nd Street (1)	12/9/13	5.23%	210,000	210,000
625 Madison Avenue	11/1/15	6.27%	102,000	102,000
Total fixed rate debt			600,315	614,476
Total floating rate debt			—	—
Total mortgage notes payable			$600,315	$614,476

(1)                                  Held in bankruptcy remote special purpose entity.

(2)                                  This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.

(3)                                  This mortgage was repaid in March 2005.

(4)                                  We are in the process of refinancing this mortgage.  We expect to close on a $120.0 million 10-year first mortgage, subject to customary closing conditions, in the second quarter of 2005.

At March 31, 2005 and December 31, 2004, the gross book value of the properties collateralizing the mortgage notes was approximately $934.2 million and $852.1 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture property debt as of March 31, 2005, excluding extension options, are as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans	Total	Joint Venture Debt
2005	$2,928	$47,247	$—	$—	$50,175	$16,934
2006 (1)	4,125	—	290,000	—	294,125	376,724
2007	9,387	73,341	—	1,324	84,052	53,718
2008	9,552	—	—	98,676	108,228	21,918
2009	10,083	10,627	—	325,000	345,710	773
Thereafter	38,362	394,663	—	—	433,025	94,877
	$74,437	$525,878	$290,000	$425,000	$1,315,315	$564,944

(1)                                  These joint venture maturities include automatic as-of extension rights through 2009.

10.  Credit Facilities

Unsecured Revolving Credit Facility

In September 2004, we modified our $300.0 million unsecured revolving credit facility.  We have a one-time option to increase the capacity under the unsecured revolving credit facility to $375.0 million at any time prior to the maturity date.  The unsecured revolving credit facility matures in March 2006, and has a one-year extension option.  It bears interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio, currently 120 basis points.  The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears.  At March 31, 2005, $165.0 million was outstanding under this facility and carried an all-in effective quarterly weighted average interest rate of 3.70%.  Availability under the unsecured revolving credit facility at March 31, 2005 was further reduced by the issuance of letters of credit in the amount of $4.0 million.  The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

In March 2004, we increased our capacity from $75.0 million to $125.0 million under our secured revolving credit facility.  This facility was also extended and now matures in December 2006.  In September 2004, we reduced the interest rate spread to a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratios, currently 120 basis points, and is secured by various structured finance investments.  At March 31, 2005, $125.0 million was outstanding and carried an effective all-in quarterly weighted average interest rate of 3.79%.  The secured revolving credit facility includes certain restrictions and covenants which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which was scheduled to mature in December 2004, was extended to January 2005.  It carried an interest rate of 200 basis points over the one-month LIBOR.  This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of March 31, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 4.86% for the quarter ended at March 31, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate (effective all-in rate of 3.83% for the quarter ended March 31, 2005).  During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.  In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2005 and December 31, 2004, we were in compliance with all such covenants.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.0 billion, which exceeded the book value of the related fixed rate debt by approximately $10.0 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2005.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

Our Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from April 1, 2005 to 2023.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2005 for our wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2005	$210,017	$96,921
2006	258,947	124,280
2007	249,033	121,974
2008	233,378	112,515
2009	213,176	108,567
Thereafter	902,554	517,638
	$2,067,105	$1,081,895

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $888,000 and $934,000 for the three months ended March 31, 2005 and 2004, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $903,000 and $924,000 for the three months ended March 31, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $101,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $55,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively.

Amounts due from (to) related parties at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
17 Battery Condominium Association	$261	$207
Officers and employees	1,669	1,681
Other	2,589	3,139
Related party receivables	$4,519	$5,027

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan was approximately $100,000 on March 31, 2005.  In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2005, 41,622,290 shares of common stock and no shares of excess stock were issued and outstanding.

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

Perpetual Preferred Stock

In December 2003, we sold 6,300,000 shares of our Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

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

During the three months ended March 31, 2005 and 2004, 20,700 and 28,032 shares were issued and approximately $1.1 million and $1.1 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 was recorded during each of the quarters ended March 31, 2005 and 2004, respectively.

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

During the three months ended March 31, 2005, 3,412 phantom stock units were earned.  As of March 31, 2005, there were approximately 4,412 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the Stock Option Plan.  The Stock Option Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The Stock Option Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At March 31, 2005, approximately 2,385,572 shares of our common stock were reserved for issuance under the Stock Option Plan.

Options granted under the Stock Option Plan are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options as of March 31, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

	2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,169,762	$29.39	3,250,231	$26.80
Granted	77,503	$55.47	132,333	$43.77
Exercised	(508,101)	$27.41	(1,080,835)	$23.40
Lapsed or cancelled	(13,333)	$39.39	(131,967)	$28.67
Balance at end of period	1,725,831	$31.06	2,169,762	$29.39

All options were granted within a price range of $18.44 to $55.47.  The remaining weighted average contractual life of the options was 7.3 years.

Earnings Per Share

Earnings per share for the three months ended March 31, is computed as follows (in thousands):

Numerator (Income)	2005	2004
Basic Earnings:
Income available to common stockholders	$22,910	$15,955
Effect of Dilutive Securities:
Redemption of units to common shares	1,407	960
Stock options	—	—
Diluted Earnings:
Income available to common stockholders	$24,317	$16,915

Denominator (Weighted Average Shares)	2005	2004
Basic Earnings:
Shares available to common stockholders	41,302	37,978
Effect of Dilutive Securities:
Redemption of units to common shares	2,531	2,286
Stock-based compensation plans	1,327	1,746
Diluted Shares	45,160	42,010

15.  Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership.  As of March 31, 2005 and December 31, 2004, the minority interest unit holders owned 5.8% (2,530,942 units) and 5.8% (2,530,942 units) of the Operating Partnership, respectively.  At March 31, 2005, 2,530,942 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

In October 2004, our Operating Partnership issued 306,000 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

16.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans.  Contributions to these plans amounted to approximately $1.2 million and $918,000 during the three months ended March 31, 2005 and 2004, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

17.  Commitments and Contingencies

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

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083.  Under the sub-lease, we are responsible for ground rent payments of $3.1 million annually through July 2011.  The ground rent is reset after July 2011 based on the estimated fair market value of the property.  We have an option to buy out the sub-lease at a fixed future date.

The property located at 461 Fifth Avenue operates under a ground lease (approximately $1.8 million annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years.  We also have an option to purchase the ground lease for a fixed price on a specific date.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of approximately $4.2 million and $4.2 million at March 31, 2005 and December 31, 2004, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2005 (in thousands):

March 31,	Capital lease	Non- cancellable operating leases

2005	$999	$13,865
2006	1,416	17,488
2007	1,416	16,594
2008	1,416	16,594
2009	1,416	16,594
Thereafter	53,321	329,971
Total minimum lease payments	59,984	$411,106
Less amount representing interest	(43,878)
Present value of net future minimum lease payments	$16,106

18.                               Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2005.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	(207)
Interest Rate Swap	$—	3.300%	8/2005	9/2006	561
Interest Rate Swap	$—	4.330%	9/2006	6/2008	298
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	327
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	171
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	1,495
Interest Rate Swap	$—	4.650%	5/2006	12/2008	(69)
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	2,043
Interest Rate Swap	$—	4.352%	9/2006	8/2009	1,157
Interest Rate Swap (1)	$94,000	4.463%	12/2004	12/2014	3,178

(1)  We anticipate entering into a 10-year financing during the first half of 2005 in connection with the refinancing of a property mortgage.

On March 31, 2005, the derivative instruments were reported as an asset at their fair value of approximately $9.0 million.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $15.2 million, including a gain of approximately $7.2 million from the settlement of a forward swap.  This gain is being amortized over the ten-year term of its related mortgage obligation from December 2003.  Currently, all of our derivative instruments are designated as effective hedging instruments.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

19.  Environmental Matters

Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.  Management is unaware of any instances in which it would incur significant environmental cost if any of our properties were sold.

20.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

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

Selected results of operations for the three months ended March 31, 2005 and 2004, and selected asset information as of March 31, 2005 and December 31, 2004, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2005	$89,708	$11,147	$100,855
March 31, 2004	67,199	13,827	81,026

Income from continuing operations before minority interest:
Three months ended:
March 31, 2005	$21,325	$7,751	$29,076
March 31, 2004	6,401	11,894	18,295

Total assets
As of:
March 31, 2005	$2,557,863	$375,099	$2,932,962
December 31, 2004	2,401,854	350,027	2,751,881

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $8.2 million and $10.9 million for the three months ended March 31, 2005 and 2004, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Income from continuing operations before minority interest	$29,076	$18,295
Minority interest in operating partnership attributable to continuing operations	(1,426)	(869)
Minority interest in partially-owned entities	(150)	17
Net income from continuing operations	27,500	17,443
Income from discontinued operations, net of minority interest	379	1,512
Net income	27,879	18,955
Preferred stock dividends	(4,969)	(3,000)
Net income available to common stockholders	$22,910	$15,955

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Issuance of common stock as deferred compensation	$7,070	$14,096
Derivative instruments at fair value	8,954	(11,518)
Assumption of our share of joint venture mortgage note payable	—	16,520
Tenant improvements and leasing commissions payable	1,975	20,317
Acquisition of real estate	—	3,140

22.  Subsequent Events

In April 2005, we sold the fee interest in 1414 Avenue of the Americas.  See Note 4.

On April 29, 2005, we acquired the fee interest in One Madison Avenue for $919.0 million.  The property consists of two contiguous buildings-the South Building and the North Tower-totaling approximately 1.4 million square feet.  We entered into a joint venture agreement with Gramercy whereby we will own a 55% interest in the 1.2 million square foot South Building, which is occupied almost entirely by Credit Suisse First Boston, New York pursuant to a lease that expires in 2020.  We, along with Gramercy, acquired the building on a pari passu basis for approximately $803.0 million.  This was financed in part through a $690.0 million mortgage on the South Building.  We, along with Credit Suisse First Boston (USA), Inc., will share in the profits from a planned conversion of the North Tower from office use to residential.  The North Tower acquisition was financed in part by a $115.0 million loan facility of which we drew down approximately $98.3 million at closing.  The acquisition deposit of approximately $41.0 million is included in other assets on the accompanying balance sheet.

In May 2005, we increased our $100.0 million term loan secured by a pledge of our interest in 1221 Avenue of the Americas, extended its maturity and reduced its interest rate.  See Note 10.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2004.

As of March 31, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.2 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of March 31, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.7%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 8.2 million rentable square feet, and which had a weighted average occupancy of 96.8% as of March 31, 2005.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at March 31, 2005 and December 31, 2004.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at March 31, 2005 and December 31, 2004.

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

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004

The following comparison for the three months ended March 31, 2005, or 2005, to the three months ended March 31, 2004, or 2004, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at March 31, 2005 and total 18 of our 21 wholly-owned properties, representing approximately 78% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005) and (iii) ”Other,” which represents corporate level items not allocable to specific properties and eEmerge.  Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$70.6	$55.7	$14.9	26.8%
Escalation and reimbursement revenue	11.6	9.0	2.6	28.9
Total	$82.2	$64.7	$17.5	27.1%

Same-Store Properties	$68.9	$65.5	$3.4	5.2%
Acquisitions	13.3	—	13.3	—
Other	—	(0.8)	(0.8)	100.0
Total	$82.2	$64.7	$17.5	27.1%

Occupancy in the Same-Store Properties decreased slightly from 96.9% at March 31, 2004 to 96.0% at March 31, 2005, but increased from 95.8% at December 31, 2004.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2005 compared to a partial period or not being included in 2004.

At March 31, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 13.4% higher than then existing in-place fully escalated rents.  Approximately 8.5% of the space leased at wholly-owned properties expires during the remainder of 2005.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2005.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($1.3 million), the Acquisitions ($1.0 million) and in Other ($0.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to real estate tax recoveries ($1.6 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$12.1	$10.6	$1.5	14.2%
Investment and preferred equity income	11.1	13.8	(2.7)	(19.6)
Other	7.5	2.5	5.0	200.0
Total	$30.7	$26.9	$3.8	14.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1515 Broadway ($1.5 million) and Gramercy Capital Corp., or Gramercy, ($1.1 million).  This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($1.2 million).  Occupancy at our joint venture properties increased from 95.7% in 2004 to 96.8% in 2005.  At March 31, 2005, we estimated that current market rents at our joint venture properties were approximately 19.7% higher than then existing in-place fully escalated rents.  Approximately 14.1% of the space leased at our joint venture properties expires during the remainder of 2005.

The decrease in investment income from structured finance investments was primarily due to the recognition of a one-time gain on a mortgage investment of $4.2 million in 2004.  The weighted average investment balance outstanding and yield were $363.2 million and 10.4%, respectively, for 2005 compared to $269.6 million and 12.2%, respectively, for 2004.

The increase in other income was primarily due to lease buy-out income ($1.1 million), fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $2.2 million) and fee income earned by the service corporation ($1.8 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses (excluding electric)	$20.5	$17.3	$3.2	18.5%
Electric costs	4.1	3.8	0.3	7.9
Real estate taxes	14.5	11.2	3.3	29.5
Ground rent	4.5	3.9	0.6	15.4
Total	$43.6	$36.2	$7.4	20.4%

Same-Store Properties	$35.2	$33.7	$1.5	4.5%
Acquisitions	5.4	—	5.4	—
Other	3.0	2.5	0.5	20.0
Total	$43.6	$36.2	$7.4	20.4%

Same-Store Properties operating expenses, excluding real estate taxes ($1.0 million), increased approximately $0.5 million.  There were decreases in advertising, professional, insurance and condominium management costs ($0.1 million) and ground rent ($0.5 million).  This was offset by increases in repairs, maintenance and payroll expenses ($0.7 million) and utilities ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.0 million) due to higher assessed property values and the Acquisitions ($2.3 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expenses	$17.2	$14.6	$2.6	17.8%
Depreciation and amortization expense	14.8	11.7	3.1	26.5
Marketing, general and administrative expense	8.2	10.9	(2.7)	(24.8)
Total	$40.2	$37.2	$3.0	8.1%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.37% for the quarter ended March 31, 2004 to 5.53% for the quarter ended March 31, 2005.  As a result of the new investment activity, the weighted average debt balance increased from $1.1 billion as of March 31, 2004 to $1.2 billion as of March 31, 2005.

Marketing, general and administrative expenses represented 8.2% of total revenues in 2005 compared to 13.5% in 2004.  The decrease is primarily due to a one-time charge related to a restricted stock award in 2004.

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

Cash Flows

Net cash provided by operating activities decreased $13.7 million from $30.7 million for the three months ended March 31, 2004 compared to $17.0 million for the three months ended March 31, 2005.  The decrease is primarily due to the payment of real estate taxes in January 2005.  Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as the structured finance investments.

Net cash used in investing activities increased $133.7 million to $182.6 million for the three months ended March 31, 2005 compared to $48.9 million during the three months ended March 31, 2004.  There was an increase in acquisitions and capital improvements in 2005 ($106.7 million and $6.2 million, respectively) as compared to 2004 (none and $2.4 million, respectively).  This relates primarily to the acquisition of 28 West 44th Street in 2005 (approximately $106.7 million).  Restricted cash increased due to the acquisition deposit on One Madison Avenue (approximately $41.0 million) in 2005.  Investments in joint ventures increased due to a follow-on investment in Gramercy in 2005 (approximately $22.0 million) compared to a new joint venture investment in 2004 (approximately $8.9 million).  In addition, there were fewer structured finance originations ($32.7 million) in 2005 compared to 2004.

Net cash provided by financing activities increased $144.6 million to $146.6 million for the three months ended March 31, 2005 compared to $2.0 million used in the three months ended March 31, 2004.  The increase was due to net mortgage debt and credit facility borrowings (approximately $224.0 million) compared to the receipt of proceeds from the January 2004 common stock offering (approximately $73.6 million).

Capitalization

As of March 31, 2005, we had 41,622,290 shares of common stock, 2,530,942 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

During the three months ended March 31, 2005 and 2004, 20,700 and 28,032 shares were issued and approximately $1.1 million and $1.1 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of approximately $0.2 million related to this plan was recorded during each of the three months ended March 31, 2005 and 2004, respectively.

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

During the three months ended March 31, 2005, 3,412 phantom stock units were earned.  As of March 31, 2005, there were approximately 4,412 phantom stock units outstanding.

Market Capitalization

At March 31, 2005, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $564.9 million) represented 32.4% of our consolidated market capitalization of $4.1 billion (based on a common stock price of $56.22 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2005).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at March 31, 2005 and December 31, 2004, respectively (dollars in thousands).

Debt Summary:	March 31, 2005	December 31, 2004
Balance
Fixed rate	$600,315	$614,476
Variable rate - hedged	425,000	425,000
Total fixed rate	1,025,315	1,039,476
Variable rate	165,000	—
Variable rate - supporting variable rate assets	125,000	110,900
Total variable rate	290,000	110,900
Total	$1,315,315	$1,150,376

Percent of Total Debt:
Total fixed rate	77.9%	90.36%
Variable rate	22.1%	9.64%
Total	100.0%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.86%	6.12%
Variable rate	3.74%	2.86%
Effective interest rate	5.53%	5.61%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (2.87% and 1.09% at March 31, 2005 and 2004, respectively).  Our consolidated debt at March 31, 2005 had a weighted average term to maturity of approximately 4.8 years.

As of March 31, 2005, we had ten structured finance investments collateralizing our secured revolving credit facility. Certain of our structured finance investments, totaling $148.5 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of March 31, 2004, our total mortgage debt (excluding our share of joint venture debt of approximately $564.9 million) consisted of approximately $600.3 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.73% and no unhedged variable rate debt.

Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006.  This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement.  The unsecured revolving credit facility currently carries a spread of 120 basis points over the 30-day LIBOR.  At March 31, 2005, $165.0 million was outstanding under this unsecured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 3.70%.  Availability under this unsecured revolving credit facility at March 31, 2005 was further reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facility

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity to December 2006.  The secured revolving credit facility currently carries a spread of 120 basis points over the 30-day LIBOR.  This secured revolving credit facility is secured by various structured finance investments.  At March 31, 2005, $125.0 million was outstanding under this secured revolving credit facility and carried an effective all-in quarterly weighted average interest rate of 3.79%.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009.  As of March 31, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in weighted average interest rate on the unsecured term loan was 4.86% for the quarter ended March 31, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 150 basis points over the current LIBOR rate and carried an effective all-in quarterly weighted average interest rate of 3.83% for the quarter ended March 31, 2005.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2005 and December 31, 2004, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2005 would increase our annual interest cost by approximately $2.7 million and would increase our share of joint venture annual interest cost by approximately $3.2 million, respectively.

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

Approximately $1.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2005 ranged from LIBOR plus 90 basis points to LIBOR plus 286 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan, our share of property-level joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of March 31, 2005 are as follows (in thousands):

	Property Mortgages	Revolving Credit Facilities	Term Loans	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2005	$50,175	$—	$—	$999	$13,865	$68,869	$133,908	$16,934
2006	4,125	290,000	—	1,416	17,488	61,249	374,278	376,724
2007	82,728	—	1,324	1,416	16,594	52,290	154,352	53,718
2008	9,552	—	98,676	1,416	16,594	46,715	172,953	21,918
2009	20,710	—	325,000	1,416	16,594	35,874	399,594	773
Thereafter	433,025	—	—	53,321	329,971	75,965	892,282	94,877
	$600,315	$290,000	$425,000	$59,984	$411,106	$340,962	$2,127,367	$564,944

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2005, we will incur approximately $51.4 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $20.9 million.  Of those total capital expenditures, approximately $6.4 million for wholly-owned properties and $7.8 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.16 per share, we would pay approximately $90.2 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $0.9 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $0.9 million and $0.9 million for the three months ended March 31, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $101,000 and $38,000 for the three months ended March 31, 2005 and 2004, respectively.

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

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $55,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The balance outstanding on this loan was $100,000 on March 31, 2005.  In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 13, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio.  This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2005.  1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $425.0 million in terrorism coverage.  This policy will expire in October 2005.  We also have a separate policy for 1221 Avenue of the Americas in which we participate with the Rockefeller Group Inc. in a blanket policy providing $1.4 billion of all risk property insurance along with $1.0 billion of insurance for terrorism.  While we believe our insurance coverage is appropriate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property.  We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies.  The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, is set to expire on January 1, 2006.  It is not clear whether Congress will extend or modify TRIA.  Accordingly, there could be disruption/repricing to the insurance coverage that is available to us.  In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2005.

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

FFO for the three months ended March 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income available to common stockholders	$22,910	$15,955
Add:
Depreciation and amortization	14,834	11,686
Minority interest	1,576	852
FFO from discontinued operations	512	2,965
FFO adjustment for unconsolidated joint ventures	6,082	6,000
Less:
Income from discontinued operations	379	1,512
Amortization of deferred financing costs and depreciation on non-rental real estate assets	974	956
Funds from Operations - available to common stockholders	44,561	34,990
Dividends on convertible preferred shares	—	—
Funds from Operations - available to all stockholders	$44,561	$34,990
Cash flows provided by operating activities	$16,960	$30,689
Cash flows used in investing activities	$182,578	$48,885
Cash flows provided by financing activities	$146,612	$2,043

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of March 31, 2005 (in thousands):

		Long-Term Debt
		Average		Average	Mortgage Receivables
	Fixed	Interest	Variable	Interest		Weighted
Date	Rate	Rate	Rate	Rate	Amount	Yield
2005	$50,175	5.74%	$—	—%	$26,045	13.56%
2006	4,125	5.73%	290,000	3.74%	112,500	9.41%
2007	84,052	5.73%	—	—%	10,000	13.71%
2008	108,228	5.88%	—	—%	—	—%
2009	345,710	6.29%	—	—%	226,554	10.53%
Thereafter	433,025	5.81%	—	—%	—	—%
Total	$1,025,315	5.84%	$290,000	3.74%	$375,099	10.43%
Fair Value	$1,035,000		$290,000		$375,099

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of March 31, 2005 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2005	$669	5.67%	$16,265	3.75%
2006 (1)	100,974	5.67%	275,750	3.66%
2007	1,043	6.30%	52,675	4.65%
2008	21,918	6.30%	—	—%
2009	773	6.50%	—	—%
Thereafter	94,877	5.94%	—	—%
Total	$220,254	6.02%	$344,690	3.80%
Fair Value	$224,000		$344,690

(1)          Included in this item is $297,000 based on the contractual maturity dates of the debt on 1515 Broadway and 1250 Broadway. These loans have three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of March 31, 2005 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	4.010%	11/2001	8/2005	(207)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	561
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	298
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	327
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	171
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	1,495
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	(69)
Interest Rate Swap	Term loan	LIBOR	125,000	2.710%	9/2004	9/2006	2,043
Interest Rate Swap	Term loan	LIBOR	—	4.352%	9/2006	8/2009	1,157
Interest Rate Swap (1)	—	LIBOR	94,000	4.463%	12/2004	12/2014	3,178
Total Consolidated Hedges			$519,000				$8,954
Interest Rate Swap (2)	1515 Broadway	LIBOR	100,000	1.855%	6/2004	6/2005	219
Total Joint Venture Hedges			$100,000				$219

(1)          This hedge has been established in contemplation of a 10-year mortgage refinancing.

(2)          This represents a hedge on a portion of our share of the unconsolidated joint venture debt.

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at March 31, 2005.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)	Exhibits:

10.1

One Madison Avenue Purchase and Sale Agreement between Metropolitan Life Insurance Company, a New York corporation, as seller, and 1 Madison Venture LLC, a Delaware limited liability company, and Column Financial, Inc. a Delaware corporation, collectively as Purchaser as of March 29, 2005, incorporated by reference to the Company’s Form 8-K, dated March 29, 2005, filed with the Commission on April 1, 2005.

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

Date:                    May 10, 2005