Form 10-Q
period 2005-06-30
SL GREEN REALTY CORP
filed 2005-08-09
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 41,934,412 at July 31, 2005.

SL GREEN REALTY CORP.

INDEX

PART I.

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income for the six months ended June 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)

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

Signatures

PART I.                         FINANCIAL INFORMATION

ITEM 1.                          Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$264,696	$206,824
Building and improvements	1,301,193	1,065,654
Building leasehold and improvements	471,723	471,418
Property under capital lease	12,208	12,208
	2,049,820	1,756,104
Less: accumulated depreciation	(192,249)	(176,238)
	1,857,571	1,579,866

Cash and cash equivalents	1,978	35,795
Restricted cash	62,136	56,417
Tenant and other receivables, net of allowance of $10,353 and $9,880 in 2005 and 2004, respectively	18,011	15,248
Related party receivables	3,978	5,027
Deferred rents receivable, net of allowance of $8,103 and $6,541 in 2005 and 2004, respectively	70,064	61,302
Structured finance investments, net of discount of $1,583 and $1,895 in 2005 and 2004, respectively	396,862	350,027
Investments in unconsolidated joint ventures	638,336	557,089
Deferred costs, net	60,700	47,869
Other assets	45,209	43,241
Total assets	$3,154,845	$2,751,881

Liabilities and Stockholders’ Equity
Mortgage notes payable	$770,023	$614,476
Revolving credit facilities	98,730	110,900
Term loans	525,000	425,000
Derivative instruments at fair value	1,078	1,347
Accrued interest payable	6,909	4,494
Accounts payable and accrued expenses	66,759	72,298
Deferred revenue/gain	16,406	18,648
Capitalized lease obligation	16,166	16,442
Deferred land leases payable	16,043	15,723
Dividend and distributions payable	28,122	27,553
Security deposits	23,588	22,056
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	1,668,824	1,328,937

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	76,061	74,555
Minority interest in partially-owned entities	724	509

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 41,830 and 40,876 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	418	409
Additional paid-in-capital	949,619	917,613
Deferred compensation plans	(20,719)	(15,273)
Accumulated other comprehensive income	6,118	5,647
Retained earnings	225,498	191,182
Total stockholders’ equity	1,409,236	1,347,880
Total liabilities and stockholders’ equity	$3,154,845	$2,751,881

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Rental revenue, net	$74,097	$57,648	$144,652	$113,346
Escalation and reimbursement	13,674	9,526	25,308	18,563
Investment income	8,979	6,422	18,086	16,204
Preferred equity investment income	2,946	2,137	4,985	6,182
Other income	6,396	6,978	13,915	9,443
Total revenues	106,092	82,711	206,946	163,738
Expenses
Operating expenses including approximately $2,400, $4,300 (2005) and $1,600, $3,400 (2004) paid to affiliates	23,982	20,114	48,581	41,218
Real estate taxes	15,773	11,161	30,229	22,323
Ground rent	4,912	3,866	9,427	7,732
Interest	19,479	14,310	36,674	28,871
Depreciation and amortization	15,816	11,851	30,650	23,537
Marketing, general and administrative	10,594	4,467	18,832	15,370
Total expenses	90,556	65,769	174,393	139,051
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	15,536	16,942	32,553	24,687
Equity in net income of unconsolidated joint ventures	13,334	10,834	25,393	21,384
Income from continuing operations before minority interest and discontinued operations	28,870	27,776	57,946	46,071

Equity in net gain on sale of interest in unconsolidated joint ventures	—	22,012	—	22,012
Minority interest in partially-owned entities	(22)	9	(214)	26
Minority interest in Operating Partnership attributable to continuing operations	(1,368)	(2,560)	(2,735)	(3,429)
Income from continuing operations	27,480	47,237	54,997	64,680
Net income from discontinued operations, net of minority interest	95	1,594	474	3,106
Gain on sale of discontinued operations, net of minority interest	33,864	—	33,846	—
Net income	61,439	48,831	89,317	67,786
Preferred stock dividends	(4,969)	(3,446)	(9,938)	(6,446)
Net income available to common stockholders	$56,470	$45,385	$79,379	$61,340

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.54	$1.14	$1.09	$1.52
Net income from discontinued operations	—	0.04	0.01	0.08
Gain on sale of discontinued operations	0.81	—	0.81	—
Net income available to common stockholders	$1.35	$1.18	$1.91	$1.60

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.52	$1.09	$1.05	$1.46
Net income from discontinued operations	—	0.04	0.01	0.08
Gain on sale of discontinued operations	0.79	—	0.79	—
Net income available to common stockholders	$1.31	$1.13	$1.85	$1.54

Dividends per share	$0.54	$0.50	$1.08	$1.00
Basic weighted average common shares outstanding	41,790	38,638	41,547	38,308
Diluted weighted average common shares and common share equivalents outstanding	45,505	42,456	45,313	42,215

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$917,613	$(15,273)	$5,647	$191,182	$1,347,880
Comprehensive Income:
Net income								89,317	89,317	$89,317
Net unrealized gain on derivative instruments							471		471	471
SL Green’s share of joint venture net unrealized loss on derivative instruments										(465)

Preferred dividends								(9,938)	(9,938)
Redemption of units and DRIP proceeds			159	1	8,260				8,261
Deferred compensation plan & stock award, net			230	2	7,700	(7,493)			209
Amortization of deferred compensation plan						2,047			2,047
Proceeds from stock options exercised			565	6	15,492				15,498
Stock-based compensation — fair value					554				554
Cash distribution declared ($1.08 per common share of which none represented a return of capital for federal income tax purposes)								(45,063)	(45,063)
Balance at June 30, 2005	$151,981	$96,321	41,830	$418	$949,619	$(20,719)	$6,118	$225,498	$1,409,236	$89,323

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$89,317	$67,786
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	2,193	3,013
Depreciation and amortization	30,650	23,537
Gain on sale of discontinued operations	(33,846)	—
Equity in net income from unconsolidated joint ventures	(25,393)	(21,384)
Equity in net gain on sale of unconsolidated joint ventures	—	(22,012)
Minority interest	2,949	3,403
Deferred rents receivable	(10,415)	(4,006)
Other non-cash adjustments	3,167	5,776
Changes in operating assets and liabilities:
Restricted cash – operations	(7,984)	7,301
Tenant and other receivables	(4,195)	(118)
Related party receivables	1,049	733
Deferred lease costs	(8,393)	(8,575)
Other assets	9,222	10,461
Accounts payable, accrued expenses and other liabilities	4,659	3,911
Deferred revenue and land lease payable	(1,922)	552
Net cash provided by operating activities	51,058	70,378
Investing Activities
Acquisitions of real estate property	(295,204)	(31,310)
Additions to land, buildings and improvements	(20,150)	(8,044)
Escrowed cash capital improvements/acquisition deposits	(11,235)	10,373
Investments in unconsolidated joint ventures	(97,555)	(9,582)
Distributions from unconsolidated joint ventures	18,468	142,002
Proceeds from disposition of real estate	59,673	—
Structured finance investments net of repayments/participations	(40,348)	(47,351)
Net cash (used in) provided by investing activities	(386,351)	56,088
Financing Activities
Proceeds from mortgage notes payable	218,045	—
Repayments of mortgage notes payable	(62,498)	(1,691)
Proceeds from revolving credit facilities, term loans and trust preferred securities	639,000	187,900
Repayments of revolving credit facilities and term loans	(451,170)	(386,578)
Proceeds from stock options exercised	15,499	9,218
Net proceeds from sale of common stock	—	73,635
Net proceeds from sale of preferred stock	—	58,873
Dividends and distributions paid	(49,491)	(39,927)
Deferred loan costs and capitalized lease obligation	(7,909)	(1,397)
Net cash provided by (used in) financing activities	301,476	(99,967)
Net (decrease) increase in cash and cash equivalents	(33,817)	26,499
Cash and cash equivalents at beginning of period	35,795	38,546
Cash and cash equivalents at end of period	$1,978	$65,045
Supplemental cash flow disclosures
Interest paid	$35,275	$28,773

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2005

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2005, minority investors held, in the aggregate, a 5.7% limited partnership interest in our Operating Partnership.

As of June 30, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.3 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of June 30, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.8%. Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 9.1 million rentable square feet, and which had a weighted average occupancy of 96.9% as of June 30, 2005. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $13.1 million, $25.5 million, $9.5 million and $18.8 million for the three and six months ended June 30, 2005 and 2004, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. We do not believe that the value of any of our rental properties was impaired at June 30, 2005 and December 31, 2004.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $270,000 and $556,000 and a decrease of $58,000 and $117,000 in rental revenue for the three and six months ended June 30, 2005 and 2004, respectively, for the amortization of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above market rate mortgage of approximately $176,000, $350,000, $162,000 and $321,000 for the three and six months ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. In all the joint ventures, the rights of the minority investor are both protective as well as participating. These rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. See Note 6. None of the joint venture debt is recourse to us.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. A portion of their compensation, approximating $0.6 million, $1.1 million, $0.5 million and $0.9 million for the three and six months ended June 30, 2005 and 2004, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. No reserve for impairment was required at June 30, 2005 and December 31, 2004.

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

	2005	2004
Dividend yield	3.60%	5.00%
Expected life of option	6 years	5 years
Risk-free interest rate	3.70%	4.00%
Expected stock price volatility	17.23%	14.40%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common stockholders	$56,470	$45,385	$79,379	$61,340
Deduct stock option expense-all awards	(387)	(489)	(748)	(998)
Add back stock option expense included in net income	129	129	229	194
Allocation of compensation expense to minority interest	22	27	43	55
Pro forma net income available to common stockholders	$56,234	$45,052	$78,903	$60,591
Basic earnings per common share-historical	$1.35	$1.18	$1.91	$1.60
Basic earnings per common share-pro forma	$1.34	$1.17	$1.90	$1.58
Diluted earnings per common share-historical	$1.31	$1.13	$1.85	$1.54
Diluted earnings per common share-pro forma	$1.30	$1.12	$1.83	$1.52

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries. Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributes approximately 10.0% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 4.3% of our annualized rent at June 30, 2005. Approximately 15%, 11% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the quarter ended June 30, 2005. One borrower accounted for more than 10.0% of the revenue earned on structured finance investments at June 30, 2005.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation and to comply with SFAS No. 144.

3. Property Acquisitions

In June 2005, we purchased from our partner, the City Investment Fund, or CIF, an interest in 19 West 44th Street resulting in majority ownership and control of the property. The transaction valued the property at approximately $91.2 million, excluding closing costs. Pursuant to the terms of the initial joint venture agreement, we would have been entitled to an incentive fee of approximately $7.3 million upon a sale of the property. As a result of acquiring partnership interests, the incentive fee income was deferred and reflected as a reduction to our basis in the property to approximately $79.2 million. In addition, we originated a loan secured by CIF’s remaining ownership stake. CIF also granted us an option to purchase CIF’s remaining equity interest. We consolidate this property as we control the asset and are entitled to all of the underlying economics.

In April 2005, we acquired the fee interest in One Madison Avenue for approximately $919.0 million, excluding closing costs. The property consists of two contiguous buildings, the South Building and the North Tower totaling approximately 1.44 million square feet. We entered into a joint venture agreement with Gramercy Capital Corp. (NYSE: GKK), or Gramercy, whereby we will own a 55% interest in the 1.176 million square foot South Building, which is occupied almost entirely by Credit Suisse First Boston, New York pursuant to a lease that expires in 2020. We, along with Gramercy, acquired the South Building on a pari passu basis for approximately $803.0 million. This was financed in part through a $690.0 million mortgage on the South Building. We, along with Credit Suisse First Boston (USA), Inc., will share in the profits from a planned conversion of the North Tower from office use to residential condominiums. The North Tower was acquired for approximately $116.0 million and was financed in part by a $115.0 million loan facility of which we drew down approximately $98.3 million at closing.

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

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the six months ended June 30, 2005 and 2004 as though the acquisitions of 750 Third Avenue and the equity investment in 485 Lexington Avenue (July 2004), the acquisition of 625 Madison Avenue (October 2004), 28 West 44th Street (February 2005) and One Madison Avenue (April 2005) were completed on January 1, 2004 and the January and August 2004 common stock and the April and July 2004 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, were issued on that date.

	2005	2004
Pro forma revenues	$209,140	$192,810
Pro forma net income	$77,438	$61,941
Pro forma earnings per common share-basic	$1.86	$1.56
Pro forma earnings per common share and common share equivalents-diluted	$1.77	$1.50
Pro forma common shares-basic	41,547	39,806
Pro forma common share and common share equivalents-diluted	45,313	44,020

4. Property Dispositions and Assets Held for Sale

In April 2005, we sold the fee interest in 1414 Avenue of the Americas for approximately $60.5 million, excluding closing costs. The property is approximately 121,000 square feet. We recognized a gain on sale of approximately $35.9 million, which is net of approximately $2.1 million of costs incurred in connection with the defeasance of its existing mortgage debt and a $5.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

During the six months ended June 30, 2004, we did not dispose of any wholly-owned properties.

At June 30, 2005, discontinued operations included the results of operations of real estate assets sold or held for sale at that date. This included 17 Battery Place North, which was sold in October 2004 and 1466 Broadway, which was sold in November 2004 and 1414 Broadway, which was sold in April 2005. The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2005 and 2004 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Rental revenue	$150	$5,881	$1,352	$11,764
Escalation and reimbursement revenues	31	846	186	1,599
Other income	14	7	24	33
Total revenues	195	6,734	1,562	13,396
Operating expense	51	2,135	511	4,386
Real estate taxes	27	1,178	250	2,356
Interest	16	268	188	535
Depreciation and amortization	—	1,467	110	2,830
Total expenses	94	5,048	1,059	10,107
Income from discontinued operations	101	1,686	503	3,289
Gain on disposition of discontinued operations	35,900	—	35,900	—
Minority interest in operating partnership	(2,042)	(92)	(2,083)	(183)
Income from discontinued operations, net of minority interest	$33,959	$1,594	$34,320	$3,106

5. Structured Finance Investments

During the six months ended June 30, 2005 and 2004, we originated approximately $89.6 million and $197.4 million in structured finance and preferred equity investments (net of discount), respectively. There were also approximately $42.8 million and $152.1 million in repayments and participations during those periods, respectively. At June 30, 2005 and December 31, 2004 all loans were performing in accordance with the terms of the loan agreements.

As of June 30, 2005 and December 31, 2004, we held the following structured finance investments, excluding preferred equity investments, with a current yield of approximately 10.2% (in thousands):

Loan Type	Gross Investment	Senior Financing	2005 Principal Outstanding	2004 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,204	$14,471	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1) (4)	40,000	184,000	40,000	40,000	February 2014
Mezzanine Loan	20,000	90,000	20,000	20,000	June 2006
Mezzanine Loan (5)	—	—	—	31,278	January 2006
Mezzanine Loan (1)	29,750	225,000	29,750	—	December 2020
Mezzanine Loan	28,500	—	28,500	—	August 2008
Junior Participation (6)	—	—	—	11,000	May 2005
Junior Participation (7) (8)	30,000	125,000	15,045	15,045	September 2005
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (2)	4,000	44,000	3,951	3,964	August 2010
Junior Participation	36,000	130,000	36,000	36,000	April 2006
Junior Participation	25,000	39,000	25,000	25,000	June 2006
Junior Participation	6,994	133,000	5,286	5,269	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
	$308,244	$1,745,500	$290,736	$275,027

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	The loan was sold to an affiliate of ours in July 2005.
(5)	This investment was subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR. The loan matured and was repaid in January 2005. This asset was sold in June 2005.
(6)	This investment was redeemed in May 2005.
(7)	This loan is subject to three one-year extension options from the initial maturity date.
(8)	This loan is fully funded. A portion of the initially funded loan was sold to a third party at par value.

Preferred Equity Investments

As of June 30, 2005 and December 31, 2004, we held the following preferred equity investments with a current yield of approximately 10.2% (in thousands):

Type	Gross Investment	Senior Financing	2005 Amount Outstanding	2004 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$75,000	$481,000	$75,000	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	—	February 2015
Preferred equity	10,000	—	10,000	—	February 2007
Preferred equity (1) (2)	6,125	25,000	6,125	—	June 2015
	$106,125	$2,856,000	$106,125	$75,000

(1) This is a fixed rate investment.

(2) An affiliate of ours owns an interest in the first mortgage of the underlying property.

6. Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, Morgan Stanley Real Estate Fund, or MSREF, CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier – Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of June 30, 2005 (in thousands):

Property	Partner	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	2,550	12/03	$1,000,000
180 Madison Avenue (3)	MSREF	68.45%	265	12/00	$41,300
485 Lexington Avenue (4)	CIF and Witkoff	30.00%	921	07/04	$225,000
One Park Avenue (5)	SEB	16.67%	913	05/01	$318,500
1250 Broadway	SITQ	55.00%	670	08/99	$121,500
1515 Broadway (6)	SITQ	55.00%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	834	02/00	$95,800
1 Madison Avenue - South Building	Gramercy	55.00%	1,176	04/05	$803,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.5% of property’s annualized rent at June 30, 2005. We do not manage this joint venture.

(3)

In April 2005, we entered into an agreement to sell the property for approximately $92,700. The joint venture expects to recognize a gain of approximately $40,000 from the sale, which is expected to close, subject to customary closing conditions, in the third quarter of 2005.

(4)

At closing, TIAA-CREF entered into an operating lease for the entire building. Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870 square feet).

(5)

In May 2004, Credit Suisse First Boston LLC, or CSFB, through a wholly owned affiliate, acquired a 75% interest in One Park. The interest was acquired from a joint venture comprised of SITQ and us. CSFB’s affiliated entity transferred its interest to SEB in April 2005.

(6)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 82.4% of this joint venture’s annualized rent at June 30, 2005.

In June 2005, we acquired substantially all of CIF’s partnership interest in the joint venture that owned 19 West 44th Street. We previously held a 35% interest in this joint venture. See Note 3 for additional details.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2005 and December 31, 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2005	2004

1221 Avenue of the Americas (2)	12/2006	4.08%	$175,000	$175,000
180 Madison Avenue	07/2008	4.57%	$44,373	$44,723
485 Lexington Avenue (3)	07/2007	5.03%	$177,243	$175,585
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway (4)	08/2006	4.22%	$115,000	$115,000
1515 Broadway (5)	07/2006	3.46%	$425,000	$425,000
100 Park Avenue	08/2010	8.00%	$116,369	$116,857
1 Madison Avenue South Building	12/2020	5.91%	$690,000	—

(1)	Interest rate represents the effective all-in weighted average interest rate for the six months ended June 30, 2005.

(2)	This loan has an interest rate based on the Eurodollar plus 95 basis points.

(3)

Simultaneous with the closing, the joint venture closed on a $240,000 loan. The loan, which bears interest at 200 basis points over the 30-day LIBOR, is for three years and has two one-year extension options. At closing, the joint venture drew down approximately $175,300. The balance will be used to fund the redevelopment program on an as-needed basis.

(4)	The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR. The loan is subject to three one-year as-of-right renewal extensions.

(5)	The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to three one-year as-of-right renewal options.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.8 million, $6.3 million, $2.2 million and $3.9 million from these services for the three and six months ended June 30, 2005 and 2004, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company focused on originating and acquiring, for their own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate, primarily in the United States.  Gramercy also makes equity investments in commercial real estate properties net leased to tenants, primarily for the recurring earnings, tax benefits and long-term residual benefits these transactions often hold. Gramercy intends to operate as and qualify as a REIT for federal income tax purposes. In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million. Certain of our executive officers purchased from us shares of common stock of Gramercy issued to one of our subsidiaries as part of Gramercy’s initial capitalization prior to its initial public offering at the same price as the estimated fair value of such shares at the time of formation. As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million. In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing out total investment to approximately $68.9 million. In connection with this transaction, Gramercy has agreed to file a registration statement with the SEC no later than August 31, 2005 covering these shares. We currently hold 4,710,000 shares of Gramercy common stock.

Gramercy is a variable interest entity, but we are not the primary beneficiary. Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights. Gramercy pays us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the management agreement). In addition, Gramercy will also pay the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s May 2005 collateralized debt obligation. For the three and six months ended June 30, 2005, we received an aggregate of approximately $1.3 million and $2.5 million, respectively, in fees under this agreement and none under the collateral management agreement.

In May, 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and Gramercy.  As a result of these awards, we own 67.25 units of the Class B limited partner interests and 67.25% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

We, along with certain of our officers and employees, the management including some of whom are our executive officers, hold Class B limited partner interests in Gramercy’s operating partnership. To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement. No amounts were earned or accrued under this agreement as of June 30, 2005. Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between us and the Manager. The asset servicing agreement provides for an annual fee of 0.15% of the carrying value of Gramercy’s investments, excluding certain defined investments. The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2005, the Manager received an aggregate of approximately $0.5 million and $1.0 million, respectively, under the outsourcing and asset servicing agreements.

In connection with the 5,500,000 shares of common stock that were sold on December 31, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, Gramercy agreed to pay the Manager a fee of $1.0 million as compensation for financial advisory, structuring and other services performed on Gramercy’s behalf.

Effective May 1, 2005 Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten year with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten.

See Note 3 for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at June 30, 2005 and December 31, 2004, are as follows (in thousands):

	June 30, 2005	December 31, 2004
Assets
Commercial real estate property	$3,129,082	$2,420,851
Structured finance investments	748,859	411,478
Other assets	250,336	304,230
Total assets	$4,128,277	$3,136,559

Liabilities and members’ equity
Mortgages and loans payable	$2,531,250	$1,576,201
Other liabilities	90,990	98,960
Members’ equity	1,506,037	1,461,398
Total liabilities and members’ equity	$4,128,277	$3,136,559
Our net investment in unconsolidated joint ventures	$638,336	$557,089

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy since August 2004, from acquisition date through June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$118,721	$81,883	$219,423	$160,695
Operating expenses	19,933	19,273	44,119	38,944
Real estate taxes	15,917	14,391	31,831	28,526
Interest	23,196	10,764	40,702	20,099
Depreciation and amortization	17,399	13,675	32,667	26,675
Total expenses	76,445	58,103	149,319	114,244
Net income before gain on sale	$42,276	$23,780	$70,104	$46,451
Our equity in net income of unconsolidated joint ventures	$13,334	$10,834	$25,393	$21,384

7. Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation. We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary. Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation. For the three and six months ended June 30, 2005 and 2004, the Service Corporation earned approximately $2.6 million, $6.1 million, $1.9 million and $3.6 million of revenue and incurred approximately $1.8 million, $4.0 million, $1.8 million and $3.4 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of our investment as of June 30, 2005 and December 31, 2004 was approximately $3.0 million and $3.4 million, respectively. Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows. However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment. As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8. Deferred Costs

Deferred costs at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Deferred financing	$24,107	$20,356
Deferred leasing	69,615	62,184
	93,722	82,540
Less accumulated amortization	(33,022)	(34,671)
	$60,700	$47,869

9. Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2005 and December 31, 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate	2005	2004
70 West 36th Street (1)	5/1/09	7.87%	$11,513	$11,611
1414 Avenue of the Americas (1) (3)	5/1/09	7.87%	—	13,325
711 Third Avenue (1) (4)	9/10/05	4.99%	120,000	47,602
420 Lexington Avenue (1)	11/1/10	8.44%	118,523	119,412
673 First Avenue (1)	2/11/13	5.67%	34,786	35,000
125 Broad Street (2)	10/11/07	8.29%	75,156	75,526
220 East 42nd Street (1)	12/9/13	5.23%	210,000	210,000
625 Madison Avenue	11/1/15	6.27%	102,000	102,000
Total fixed rate debt			671,978	614,476
1 Madison Avenue (5)	5/1/07	6.10%	98,045	—
Total floating rate debt			98,045	—
Total mortgage notes payable			$770,023	$614,476

(1)	Held in bankruptcy remote special purpose entity.
(2)	This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.
(3)	This mortgage was repaid in March 2005.
(4)	This mortgage was refinanced in the second quarter of 2005.
(5)	This relates to the North Tower.

At June 30, 2005 and December 31, 2004, the gross book value of the properties collateralizing the mortgage notes was approximately $1.0 billion and $852.1 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture property debt as of June 30, 2005, excluding extension options, are as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2005	$1,837	$—	$—	$—	$1,837	$1,434
2006(1)	4,125	—	98,730	—	102,855	379,260
2007	9,387	171,385	—	—	180,772	59,663
2008	9,552	—	—	1,766	11,318	27,637
2009	10,083	10,629	—	327,648	348,360	6,908
Thereafter	38,362	514,663	—	295,586	848,611	453,432
	$73,346	$696,677	$98,730	$625,000	$1,493,753	$928,334

(1)	These joint venture maturities include automatic as-of extension rights through 2009.

We capitalized $1.0 million and none of interest for the six months ended June 30, 2005 and 2004, respectively.

10. Credit Facilities

Unsecured Revolving Credit Facility

In September 2004, we modified our $300.0 million unsecured revolving credit facility. We have a one-time option to increase the capacity under the unsecured revolving credit facility to $375.0 million at any time prior to the maturity date. The unsecured revolving credit facility matures in March 2006, and has a one-year extension option. It bears interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio, currently 135 basis points. The unsecured revolving credit facility also requires a 15 to 25 basis point fee on the unused balance payable annually in arrears. At June 30, 2005, $31.7 million was outstanding under this facility and carried an all-in effective six-month weighted average interest rate of 4.22%. Availability under the unsecured revolving credit facility at June 30, 2005 was further reduced by the issuance of letters of credit in the amount of

$4.0 million. The unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

In March 2004, we increased our capacity from $75.0 million to $125.0 million under our secured revolving credit facility. This facility was also extended and now matures in December 2006. In September 2004, we reduced the interest rate spread to a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratios, currently 135 basis points, and is secured by various structured finance investments. At June 30, 2005, $67.0 million was outstanding and carried an effective all-in six month weighted average interest rate of 4.08%. The secured revolving credit facility includes certain restrictions and covenants which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million. This loan, which was scheduled to mature in December 2004, was extended to January 2005. It carried an interest rate of 200 basis points over the one-month LIBOR. This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan. Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008. In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009. This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of June 30, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR. To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan. The LIBOR rate was fixed for a blended all-in rate of 4.50%. The effective all-in interest rate on the unsecured term loan was 4.31% for the six months ended June 30, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan had a floating rate of 150 basis points over the current LIBOR rate. During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008. In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points (effective all-in rate of 3.77% for the six months ended June 30, 2005) and extended the maturity to May 2010.

Restrictive Covenants

The terms of the unsecured and secured revolving credit facilities and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2005 and December 31, 2004, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or Trust, that is a wholly-owned subsidiary of our Operating Partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Thereafter the rate will float based on the three-month LIBOR plus 125 basis points.  The trust preferred securities require quarterly interest distributions; however, payments may be deferred while the interest expense is accrued for a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010. We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary. Because the Trust is not consolidated, we have issued debt and the related payments are classified as interest expense.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.3 billion, which exceeded the book value of the related fixed rate debt by approximately $8.0 million. Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2005. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. Rental Income

Our Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from July 1, 2005 to 2023. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2005 for our wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2005	$146,436	$72,531
2006	294,529	147,769
2007	285,543	149,716
2008	269,641	141,642
2009	249,117	137,857
Thereafter	1,178,646	869,701
	$2,423,912	$1,519,216

13. Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us. First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.3 million, $2.2 million, $0.7 million and $1.6 million for the three and six months ended June 30, 2005 and 2004, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us. Classic Security is owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $1.0 million, $1.9 million, $0.8 million and $1.7 million for the three and six months ended June 30, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us. Bright Star is owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $107,000, $208,000, $63,000 and $101,000 for the three and six months ended June 30, 2005 and 2004, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $65,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease is offset against a consulting fee of $10,000 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $55,000, $110,000, $57,000 and $126,000 for the three and six months ended June 30, 2005 and 2004, respectively.

Amounts due from (to) related parties at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
17 Battery Condominium Association	$94	$207
Officers and employees	1,655	1,681
Other	2,229	3,139
Related party receivables	$3,978	$5,027

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003. This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The balance outstanding on this loan was approximately $100,000 on June 30, 2005. In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share. As of June 30, 2005, 41,829,872 shares of common stock and no shares of excess stock were issued and outstanding.

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

In 2004, we issued 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share. Net proceeds from these offerings (approximately $96.3 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option. The Series D preferred stock was recorded net of underwriters discount and issuance costs.

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

During the six months ended June 30, 2005 and 2004, approximately 140,000 and 90,000 shares were issued and approximately $7.7 million and $3.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted. Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002. We record the expense of the restricted stock award in accordance with SFAS 123. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of $162,500 and $325,000 was recorded during each of the three and six months ended June 30, 2005 and 2004, respectively.

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

During the six months ended June 30, 2005, 3,412 phantom stock units were earned. As of June 30, 2005, there were approximately 4,412 phantom stock units outstanding.

1997 Stock Option and Incentive Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan. The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002. The 1997 Plan, as amended, authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. At June 30, 2005, approximately 2,318,348 shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be subject to Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with “Full-Value Awards” (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as 1 unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as Restricted Stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At June 30, 2005, approximately 18,030 shares of our common stock were reserved for issuance under the 2005 Plan.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options as of June 30, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

	2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,169,762	$29.39	3,250,231	$26.80
Granted	112,503	$56.50	132,333	$43.77
Exercised	(565,325)	$27.49	(1,080,835)	$23.40
Lapsed or cancelled	(16,333)	$38.86	(131,967)	$28.67
Balance at end of period	1,700,607	$31.72	2,169,762	$29.39

All options were granted within a price range of $18.44 to $61.85. The remaining weighted average contractual life of the options was 7.2 years.

Earnings Per Share

Earnings per share for the three and six months ended June 30, is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$56,470	$45,385	$79,379	$61,340
Effect of Dilutive Securities:
Redemption of units to common shares	3,410	2,652	4,818	3,612
Stock options	—	—	—	—
Diluted Earnings:
Income available to common stockholders	$59,880	$48,037	$84,197	$64,952

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	41,790	38,638	41,547	38,308
Effect of Dilutive Securities:
Redemption of units to common shares	2,513	2,225	2,522	2,255
Stock-based compensation plans	1,202	1,593	1,244	1,652
Diluted Shares	45,505	42,456	45,313	42,215

15. Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership. As of June 30, 2005 and December 31, 2004, the minority interest unit holders owned 5.7% (2,512,119 units) and 5.8% (2,530,942 units) of the Operating Partnership, respectively. At June 30, 2005, 2,512,119 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

In October 2004, our Operating Partnership issued 306,000 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

16. Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately, $1.1 million, $2.3 million, $0.9 million and $1.8 million during the three and six months ended June 30, 2005 and 2004, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

The property located at 711 Third Avenue operates under an operating sub-lease which expires in 2083. Under the sub-lease, we are responsible for ground rent payments of $1.55 million annually through July 2011 on the 50% portion of the fee we do not own. The ground rent is reset after July 2011 based on the estimated fair market value of the property. We have an option to buy out the sub-lease at a fixed future date.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of approximately $4.3 million and $4.2 million at June 30, 2005 and December 31, 2004, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2005 (in thousands):

June 30,	Capital Leases	Non-Cancellable Operating Leases
2005	$676	$8,954
2006	1,416	17,488
2007	1,416	16,594
2008	1,416	16,594
2009	1,416	16,594
Thereafter	53,321	329,971
Total minimum lease payments	59,661	$406,195
Less amount representing interest	(43,495)
Present value of net future minimum lease payments	$16,166

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2005. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$65,000	4.010%	11/2001	8/2005	$(65)
Interest Rate Swap	—	3.300%	8/2005	9/2006	392
Interest Rate Swap	—	4.330%	9/2006	6/2008	(393)
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	(425)
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	(208)
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	1,184
Interest Rate Swap	—	4.650%	5/2006	12/2008	(1,621)
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	1,604
Interest Rate Swap	—	4.352%	9/2006	8/2009	(1,112)
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	73
Interest Rate Swap	—	4.364%	1/2007	5/2010	(530)
Interest Rate Swap	$34,000	4.144%	7/2005	1/2014	23

On June 30, 2005, the derivative instruments were reported as an obligation at their fair value of approximately $1.1 million. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $6.1 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

Selected results of operations for the three and six months ended June 30, 2005 and 2004, and selected asset information as of June 30, 2005 and December 31, 2004, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2005	$94,167	$11,925	$106,092
June 30, 2004	74,152	8,559	82,711

Six months ended:
June 30, 2005	183,875	23,071	206,946
June 30, 2004	141,352	22,386	163,738

Income from continuing operations before minority interest:
Three months ended:
June 30, 2005	$21,525	$7,345	$28,870
June 30, 2004	20,785	6,991	27,776

Six months ended:
June 30, 2005	42,851	15,095	57,946
June 30, 2004	27,184	18,887	46,071

Total assets
As of:
June 30, 2005	$2,757,983	$396,862	$3,154,845
December 31, 2004	2,401,854	350,027	2,751,881

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $10.6 million, $18.8 million, $4.5 million and $15.4 million for the three and six months ended June 30, 2005 and 2004, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Income from continuing operations before minority interest	$28,870	$27,776	$57,946	$46,071
Gain on sale of unconsolidated joint venture	—	22,012	—	22,012
Minority interest in operating partnership attributable to continuing operations	(1,368)	(2,560)	(2,735)	(3,429)
Minority interest in partially-owned entities	(22)	9	(214)	26
Net income from continuing operations	27,480	47,237	54,997	64,680
Income/ gains from discontinued operations, net of minority interest	33,959	1,594	34,320	3,106
Net income	61,439	48,831	89,317	67,786
Preferred stock dividends	(4,969)	(3,446)	(9,938)	(6,446)
Net income available to common stockholders	$56,470	$45,385	$79,379	$61,340

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Six Months Ended June 30,
	2005	2004
Issuance of common stock as deferred compensation	$7,702	$14,096
Redemption of units and dividend reinvestments	8,261	4,498
Derivative instruments at fair value	(1,078)	(1,277)
Assumption of our share of joint venture mortgage note payable	—	16,520
Tenant improvements and capital expenditures payable	(6,251)	24,451
Acquisition of real estate	—	2,755
Assumption of joint venture interest	9,952	—
Exchange of joint venture interest for structured finance investment	6,175	—

22. Subsequent Events

In July 2005, we entered into two separate joint ventures with Jeff Sutton. The first venture acquired the fee interests in two adjoining retail buildings at 1551 and 1555 Broadway, and in a third retail and commercial building at 21 West 34th Street for approximately $102.5 million. The second joint venture intends to close on the acquisition of a mixed-use property at 141 Fifth Avenue for approximately $60.0 million. 141 Fifth Avenue is a 12-story building consisting of nearly 100,000 square feet which is currently 90% occupied. The transaction, which is subject to customary closing conditions, is expected to close during the third quarter of 2005.

23. Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153,”Accounting for Non-monetary Transactions,” or SFAS 153. SFAS 153 requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. SFAS No. 153 is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. We believe that the implementation of this standard will not have a material effect on our consolidated financial position or results of operations.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which provides guidance in determining whether a general partner controls a limited partnership.  Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership.  The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership.  If the criteria in Issue 04-5 are met, a company could be required to consolidate certain of its existing unconsolidated joint ventures.  Our adoption of Issue 04-5 for new or modified limited partnership arrangements effective June 30, 2005 and existing limited partnership arrangements effective January 1, 2006 is not expected to have any effect on our financial position or results of operations.

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

As of June 30, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.3 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of June 30, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.8%. Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial properties in Manhattan, encompassing approximately 9.1 million rentable square feet, and which had a weighted average occupancy of 96.9% as of June 30, 2005. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or structured finance investments was impaired at June 30, 2005 and December 31, 2004.

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

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. In all the joint ventures, the rights of the minority investor are both protective as well as participating. These rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years. See Note 6. None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. No reserve for impairment was required at June 30, 2005 and December 31, 2004.

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

Results of Operations

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004

The following comparison for the three months ended June 30, 2005, or 2005, to the three months ended June 30, 2004, or 2004, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at June 30, 2005 and total 17 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), 1 Madison Avenue North Tower (April 2005), and 19 West 44th Street (June 2005) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$74.1	$57.7	$16.4	28.4%
Escalation and reimbursement revenue	13.7	9.5	4.2	44.2
Total	$87.8	$67.2	$20.6	30.7%

Same-Store Properties	$70.9	$67.3	$3.6	5.4%
Acquisitions	16.8	—	16.8	—
Other	0.1	(0.1)	0.2	200.0
Total	$87.8	$67.2	$20.6	30.7%

Occupancy in the Same-Store Properties decreased slightly from 96.7% at June 30, 2004 to 96.2% at June 30, 2005, but increased from 96.0% at March 31, 2005. The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2005 compared to a partial period or not being included in 2004.

At June 30, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 14.5% higher than then existing in-place fully escalated rents. Approximately 6.1% of the space leased at wholly-owned properties expires during the remainder of 2005. We believe that occupancy rates will increase slightly at the Same-Store Properties in 2005.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.6 million) and the Acquisitions ($1.6 million). The increase in recoveries at the Same-Store Properties was primarily due to real estate tax recoveries ($2.3 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$13.3	$10.8	$2.5	23.2%
Investment and preferred equity income	11.9	8.6	3.3	38.4
Other	6.4	7.0	(0.6)	(8.6)
Total	$31.6	$26.4	$5.2	19.7%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1515 Broadway ($1.7 million) and Gramercy Capital Corp., or Gramercy, ($1.9 million). This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($0.6 million). Occupancy at our joint venture properties increased from 96.5% in 2004 to 96.9% in 2005. At June 30, 2005, we estimated that current market rents at our joint venture properties were approximately 22.6% higher than then existing in-place fully escalated rents. Approximately 12.1% of the space leased at our joint venture properties expires during the remainder of 2005.

The increase in investment income from structured finance investments was primarily due to a higher weighted average balance invested as well as higher LIBOR rates. The weighted average investment balance outstanding and weighted average yield were $413.6 million and 10.3%, respectively, for 2005 compared to $235.2 million and 10.2%, respectively, for 2004.

The decrease in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $1.3 million), fee income earned by the Service Corporation (approximately $0.6 million) and fee income from the settlement of a prior structured finance investment (approximately $1.3 million). This was offset by an incentive fee recognized in 2004 in connection with the recapitalization of One Park Avenue (approximately $4.3 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	24.0	20.1	3.9	19.4%
Real estate taxes	15.8	11.2	4.6	41.1
Ground rent	4.9	3.9	1.0	25.6
Total	44.7	35.2	9.5	27.0%

Same-Store Properties	35.4	32.5	2.9	8.9%
Acquisitions	6.6	—	6.6	—
Other	2.7	2.7	—	—
Total	44.7	35.2	9.5	27.0%

Same-Store Properties operating expenses, excluding real estate taxes ($1.7 million), increased approximately $1.2 million. There were decreases in advertising, insurance, blackout related costs and condominium management costs ($0.6 million) and ground rent ($0.1 million). This was offset by increases in repairs, maintenance and payroll expenses ($0.7 million) and utilities ($1.0 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.7 million) due to higher assessed property values and the Acquisitions ($2.9 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expenses	$19.5	$14.3	$5.2	36.4%
Depreciation and amortization expense	15.8	11.9	3.9	32.8
Marketing, general and administrative expense	10.6	4.5	6.1	135.6
Total	$45.9	$30.7	$15.2	49.5%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements. The weighted average interest rate decreased from 5.86% for the quarter ended June 30, 2004 to 5.48% for the quarter ended June 30, 2005. As a result of the new investment activity, the weighted average debt balance increased from $971.9 million as of June 30, 2004 to $1.4 billion as of June 30, 2005.

Marketing, general and administrative expenses represented 10.0% of total revenues in 2005 compared to 5.4% in 2004. The increase is primarily due to increased headcount at Gramercy as well as higher overall compensation costs.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

The following comparison for the six months ended June 30, 2005, or 2005, to the six months ended June 30, 2004, or 2004, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at June 30, 2005 and total 17 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), 1 Madison Avenue North Tower (April 2005) and 19 West 44th Street (June 2005) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	144.7	113.3	$31.4	27.7%
Escalation and reimbursement revenue	25.3	18.6	6.7	36.0
Total	170.0	131.9	$38.1	28.9%

Same-Store Properties	139.9	132.8	$7.1	5.4%
Acquisitions	30.1	—	30.1	—
Other	—	(0.9)	0.9	100.0
Total	170.0	131.9	$38.1	28.9%

Occupancy in the Same-Store Properties decreased slightly from 96.7% at June 30, 2004 to 96.2% at June 30, 2005, but increased from 96.0% at March 31, 2005. The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2005 compared to a partial period or not being included in 2004.

At June 30, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 14.5% higher than then existing in-place fully escalated rents. Approximately 6.1% of the space leased at wholly-owned properties expires during the remainder of 2005. We believe that occupancy rates will increase slightly at the Same-Store Properties in 2005.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($3.9 million), the Acquisitions ($2.6 million) and in Other ($0.3 million). The increase in recoveries at the Same-Store Properties was primarily due to real estate tax recoveries ($3.9 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	25.4	21.4	4.0	18.7%
Investment and preferred equity income	23.1	22.4	0.7	3.1
Other	13.9	9.4	4.5	47.9
Total	62.4	53.2	9.2	17.3%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1515 Broadway ($3.2 million) and Gramercy ($3.0 million). This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($1.8 million). Occupancy at our joint venture properties increased from 96.5% in 2004 to 96.9% in 2005. At June 30, 2005, we estimated that current market rents at our joint venture properties were approximately 22.6% higher than then existing in-place fully escalated rents. Approximately 12.1% of the space leased at our joint venture properties expires during the remainder of 2005.

The increase in investment income from structured finance investments was primarily due to the weighted average investment balance outstanding and yield being $388.4 million and 10.3%, respectively, for 2005 compared to $252.4 million and 11.1%, respectively, for 2004. In addition, we recognized a one-time gain on a mortgage investment of $4.2 million in 2004.

The increase in other income was primarily due to lease buy-out income ($1.3 million), fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $3.5 million), fee income earned by the service corporation ($2.4 million) and fee income from the settlement of a prior structured finance investment (approximately $1.3 million). This was offset by an incentive fee recognized in 2004 in connection with the recapitalization of One Park Avenue (approximately $4.3 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	$48.6	$41.2	$7.4	18.0%
Real estate taxes	30.2	22.3	7.9	35.4
Ground rent	9.4	7.7	1.7	22.1
Total	$88.2	$71.2	$17.0	23.9%

Same-Store Properties	$70.6	$66.1	$4.5	6.8%
Acquisitions	12.0	—	12.0	—
Other	5.6	5.1	0.5	9.8
Total	$88.2	$71.2	$17.0	23.9%

Same-Store Properties operating expenses, excluding real estate taxes ($2.7 million), increased approximately $1.8 million. There were decreases in advertising, insurance, blackout related costs and condominium management costs ($0.9 million) and ground rent ($0.6 million). This was offset by increases in repairs, maintenance and payroll expenses ($1.5 million) and utilities ($1.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.7 million) due to higher assessed property values and the Acquisitions ($5.2 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expenses	$36.7	$28.9	$7.8	27.0%
Depreciation and amortization expense	30.7	23.5	7.2	30.6
Marketing, general and administrative expense	18.8	15.4	3.4	22.1
Total	$86.2	$67.8	$18.4	27.1%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements. The weighted average interest rate decreased from 5.60% for the six months ended June 30, 2004 to 5.36% for the six months ended June 30, 2005. As a result of the new investment activity, the weighted average debt balance increased from $1.1 billion as of June 30, 2004 to $1.3 billion as of June 30, 2005.

Marketing, general and administrative expenses represented 9.1% of total revenues in 2005 compared to 9.4% in 2004. The decrease in marketing, general and administrative expenses is primarily due to increased headcount at Gramercy, which was offset by a one-time charge related to a restricted stock award in 2004.

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

Cash Flows

Net cash provided by operating activities decreased approximately $19.3 million from approximately $70.4 million for the six months ended June 30, 2004 compared to approximately $51.1 million for the six months ended June 30, 2005. The decrease is primarily due to the timing of the payment of real estate taxes in 2005 compared to 2004. Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as income earned on the structured finance investments.

There was an increase in investment activity in 2005 compared to 2004. We closed on approximately $295.2 million of new wholly-owned investments in 2005, including 28 West 44th Street, the north tower at 1 Madison Avenue and the remaining interest in 19 West 44th Street compared to 2004 when we only funded an acquisition deposit of approximately $31.3 million on 750 Third Avenue and 485 Lexington Avenue. We have also spent more funds on capital improvements in 2005 (approximately $20.2 million) as compared to 2004 (approximately $8.0 million) primarily relating to increased leasing activity. In 2005, we increased our level of investments in joint ventures by approximately $88.0 million primarily by acquiring an interest in the south building at 1 Madison Avenue in addition to making a follow-on investment in Gramercy. We funded a portion of the 2005 acquisitions through the sale of assets, which generated net proceeds of approximately $59.7 million. Distributions from joint ventures decreased approximately $123.5 million primarily due to the refinancing in 2004 of 1515 Broadway and One Park as well as the sale of an interest in One Park. Our structured finance activity, including originations net of redemptions, was fairly consistent in each of the periods. This increase in new investment activity in 2005 compared to asset sales in 2004 resulted in net cash used in investing activities increasing approximately $442.5 million to approximately $386.4 million for the six months ended June 30, 2005 compared to approximately $56.1 million of net cash provided during the six months ended June 30, 2004.

The investment activity in 2005 described above was primarily funded through mortgage debt as well as new term loans. We increased an existing term loan and closed on a new term loan. We also refinanced one of our properties. Proceeds from the January 2004 common stock offering and the May 2004 preferred stock offering as well as the joint venture distributions received in 2004, were primarily used to pay down our credit facilities in 2004. The increased financing activity in 2005, resulted in net cash provided by financing activities increasing by approximately $401.4 million to approximately $301.5 million for the six months ended June 30, 2005 compared to approximately $100.0 million used in the six months ended June 30, 2004.

Capitalization

As of June 30, 2005, we had 41,829,872 shares of common stock, 2,512,119 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be subject to Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with “Full-Value Awards” (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as 1 unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as Restricted Stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At June 30, 2005, approximately 18,030 shares of our common stock were reserved for issuance under the 2005 Plan.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP which was declared effective on September 10, 2001. The DRIP commenced on September 24, 2001. We registered 3,000,000 shares of common stock under the DRIP.

During the six months ended June 30, 2005 and 2004, approximately 140,000 and 90,000 shares were issued and approximately $7.7 million and $3.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted. Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002. We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of approximately $0.2 million and $0.3 million related to this plan was recorded during each of the three and six months ended June 30, 2005 and 2004, respectively.

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

During the six months ended June 30, 2005, 3,412 phantom stock units were earned. As of June 30, 2005, there were approximately 4,412 phantom stock units outstanding.

Market Capitalization

At June 30, 2005, borrowings under our mortgage loans, secured and unsecured revolving credit facilities and term loans (excluding our share of joint venture debt of $928.3 million) represented 32.4% of our consolidated market capitalization of $4.6 billion (based on a common stock price of $64.50 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2005). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at June 30, 2005 and December 31, 2004, respectively (dollars in thousands).

	June 30, 2005	December 31, 2004
Debt Summary:
Balance
Fixed rate	$671,978	$614,476
Variable rate - hedged	585,000	425,000
Total fixed rate	1,256,978	1,039,476
Variable rate	169,775	—
Variable rate - supporting variable rate assets	67,000	110,900
Total variable rate	236,775	110,900
Total	$1,493,753	$1,150,376
Percent of Total Debt:
Total fixed rate	84.10%	90.36%
Variable rate	15.90%	9.64%
Total	100.00%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.58%	6.12%
Variable rate	5.11%	2.86%
Effective interest rate	5.48%	5.61%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (3.34% and 1.37% at June 30, 2005 and 2004, respectively). Our consolidated debt at June 30, 2005 had a weighted average term to maturity of approximately 5.9 years.

As of June 30, 2005, we had ten structured finance investments collateralizing our secured revolving credit facility. Certain of our structured finance investments, totaling $106.0 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of June 30, 2005, our total mortgage debt (excluding our share of joint venture debt of approximately $928.3 million) consisted of approximately $672.0 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.32% and $98.0 million of variable rate debt with an effective weighted average interest rate of approximately 6.10%.

Credit Facilities

Unsecured Revolving Credit Facility

We currently have a $300.0 million unsecured revolving credit facility, which matures in March 2006. This unsecured revolving credit facility has an automatic one-year extension option provided that there are no events of default under the loan agreement. The unsecured revolving credit facility currently carries a spread of 135 basis points over the 30-day LIBOR. At June 30, 2005, $31.7 million was outstanding under this unsecured revolving credit facility and carried an effective all-in six months weighted average interest rate of 4.22%. Availability under this unsecured revolving credit facility at June 30, 2005 was further reduced by the issuance of letters of credit in the amount of $4.0 million.

Secured Revolving Credit Facility

In March 2004, we increased our $75.0 million secured revolving credit facility to $125.0 million and extended the maturity to December 2006. The secured revolving credit facility currently carries a spread of 135 basis points over the 30-day LIBOR. This secured revolving credit facility is secured by various structured finance investments. At June 30, 2005, $67.0 million was outstanding under this secured revolving credit facility and carried an effective all-in six-month weighted average interest rate of 4.08%.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan. Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008. In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009. As of June 30, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR. To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan. The effective all-in weighted average interest rate on the unsecured term loan was 4.31% for the six months ended June 30, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan had a floating rate of 150 basis points over the current LIBOR rate. During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008. In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010. This loan carried an effective all-in weighted average interest rate of 3.77% for the six months ended June 30, 2005.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at June 30, 2005 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility. The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our unsecured and secured revolving credit facilities and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2005 and December 31, 2004, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2005 would increase our annual interest cost by approximately $2.2 million and would increase our share of joint venture annual interest cost by approximately $4.0 million, respectively.

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

Approximately $1.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of June 30, 2005 ranged from LIBOR plus 90 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan, our share of property-level joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of June 30, 2005 are as follows (in thousands):

	Property Mortgages	Revolving Credit Facilities	Term Loans and Trust Preferred Securities	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2005	$1,837	$—	$—	$676	$8,954	$41,082	$52,549	$1,434
2006	4,125	98,730	—	1,416	17,488	79,753	201,512	379,260
2007	180,772	—	—	1,416	16,594	71,075	269,857	59,663
2008	9,552	—	1,766	1,416	16,594	64,389	93,717	27,637
2009	20,712	—	327,648	1,416	16,594	55,462	421,832	6,908
Thereafter	553,025	—	295,586	53,321	329,971	143,777	1,375,680	453,432
	$770,023	$98,730	$625,000	$59,661	$406,195	$455,538	$2,415,147	$928,334

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

Capital Expenditures

We estimate that for the six months ending December 31, 2005, we will incur approximately $39.2 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $17.7 million. Of those total capital expenditures, approximately $4.0 million for wholly-owned properties and $6.4 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11. We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.16 per share, we would pay approximately $90.6 million in dividends. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us. First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board. First Quality also provides additional services directly to tenants on a separately negotiated basis. The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.3 million $2.2 million, $0.7 million and $1.6 million for the three and six months ended June 30, 2005 and 2004, respectively. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us. Classic Security is owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $1.0 million, $1.9 million, $0.8 million and $1.7 million for the three and six months ended June 30, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us. Bright Star is owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $107,000, $208,000, $63,000 and $101,000 for the three and six months ended June 30, 2005 and 2004, respectively.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $65,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is offset against a consulting fee, of $10,000 per month, we pay to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $55,000, $110,000, $57,000 and $126,000 for the three and six months ended June 30, 2005 and 2004, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003. This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The balance outstanding on this loan was $100,000 on June 30, 2005. In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 13, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We carry comprehensive all risk (fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio. This policy has a limit of $350 million of terrorism coverage for the properties in our portfolio and expires in October 2005. 1515 Broadway has stand-alone insurance coverage, which provides for full all risk coverage, but has a limit of $425.0 million in terrorism coverage. This policy will expire in October 2005. We are currently in the market to renew these policies. We also have a separate policy for 1221 Avenue of the Americas in which we participate with the Rockefeller Group Inc. in a blanket policy providing $1.4 billion of all risk property insurance along with $1.0 billion of insurance for terrorism. While we believe our insurance coverage is appropriate, in the event of a major catastrophe resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property. We do not know if sufficient insurance coverage will be available when the current policies expire, nor do we know the costs for obtaining renewal policies containing terms similar to our current policies. The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, is set to expire on January 1, 2006. It is not clear whether Congress will extend or modify TRIA, although on June 30, 2005 the Treasury Department recommended not to extend TRIA. Accordingly, there could be disruption/repricing to the insurance coverage that is available to us. In addition, our policies may not cover properties that we may acquire in the future, and additional insurance may need to be obtained prior to October 2005.

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

FFO for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common stockholders	$56,470	$45,385	$79,379	$61,340
Add:
Depreciation and amortization	15,816	11,851	30,650	23,537
Minority interest	1,390	2,551	2,949	3,403
FFO from discontinued operations	101	3,151	613	6,116
FFO adjustment for unconsolidated joint ventures	7,651	5,780	13,733	11,780
Less:
Income from discontinued operations	(95)	(1,594)	(474)	(3,106)
Gain on sale of discontinued operations	(33,864)	—	(33,846)	—
Equity in net gain on sale of joint venture	—	(22,012)	—	(22,012)
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(1,097)	(966)	(2,071)	(1,922)
Funds from Operations - available to all stockholders	$46,372	$44,146	$90,933	$79,136
Cash flows provided by operating activities	$34,098	$39,689	$51,058	$70,378
Cash flows (used in) provided by investing activities	$(203,773)	$104,973	$(386,351)	$56,088
Cash flows provided by (used in) financing activities	$154,864	$(102,010)	$301,476	$(99,967)

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of June 30, 2005 (in thousands):

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2005	$1,837	5.58%	$—	—%	$15,045	14.49%
2006	4,125	5.57%	98,730	2.98%	81,000	9.16%
2007	82,728	5.56%	98,045	2.18%	10,000	14.09%
2008	11,318	5.61%	—	—%	28,500	8.82%
2009	348,360	5.57%	—	—%	32,000	10.35%
Thereafter	808,611	4.23%	40,000	4.41%	230,317	14.43%
Total	$1,256,979	4.84%	$236,775	3.70%	$396,862	10.27%
Fair Value	$1,265,000		$236,775		$396,862

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of June 30, 2005 (in thousands):

Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2005	$1,434	6.05%	$—	—%
2006 (1)	48,510	6.05%	330,750	3.99%
2007	6,490	6.05%	53,173	5.03%
2008	27,637	6.05%	—	—%
2009	6,908	6.11%	—	—%
Thereafter	453,432	5.92%	—	—%
Total	$544,411	5.98%	$383,923	4.09%
Fair Value	$503,000		$383,923

(1)   Included in this item is $297,000 based on the contractual maturity dates of the debt on 1515 Broadway and 1250 Broadway. These loans have three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of June 30, 2005 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	4.010%	11/2001	8/2005	$(65)
Interest Rate Swap	Term loan	LIBOR	—	3.300%	8/2005	9/2006	392
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	(393)
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	(425)
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	(208)
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	1,184
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	(1,621)
Interest Rate Swap	Term loan	LIBOR	125,000	2.710%	9/2004	9/2006	1,604
Interest Rate Swap	Term loan	LIBOR	—	4.352%	9/2006	8/2009	(1,112)
Interest Rate Swap	Term loan	LIBOR	60,000	3.770%	5/2005	1/2007	73
Interest Rate Swap	Term loan	LIBOR	—	4.364%	1/2007	5/2010	(530)
Interest Rate Swap	Term loan	LIBOR	34,000	4.144%	7/2005	1/2014	23

Total Consolidated Hedges			$519,000				$(1,078)

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt. All these interest rate caps were out of the money and had no value at June 30, 2005.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

None

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 19, 2005 at which the following matters were voted upon.

1.             To elect two Class II directors to serve until the 2008 annual meeting of stockholders and until their successors are duly elected and qualified;

2.             To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005; and

3.             To approve our 2005 Stock Option and Incentive Plan.

The results of the meeting were as follows:

	For	Against	Abstain
Proposal 1:
Marc Holliday	35,768,710	—	1,905,874
John S. Levy	36,085,655	—	1,588,929
Proposal 2:	36,044,093	1,628,228	2,263
Proposal 3:	31,223,631	5,426,357	13,895

There was no solicitation in opposition to the foregoing nominees by stockholders. The term of the office of Messrs. Green, Burton, Levy and Alschuler continued after the meeting.

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

(a)	Exhibits:

4.1

Amended and Restated Trust Agreement among SL Green Operating Partnership, L.P., as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005 and filed as an exhibit herewith.

4.2	Junior Subordinated Indenture between SL Green Operating Partnership, L.P. and JPMorgan Chase Bank, National Association, as trustee dated June 30, 2005 and filed as an exhibit herewith.

10.1	2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s form 8-K, dated May 19, 2005, filed with the SEC on May 25, 2005.

10.2	Form of Stock Option Award, incorporated by reference to the Company’s form 8-K, dated May 19, 2005, filed with the SEC on May 25, 2005.

10.3	Form of Restricted Stock Award, incorporated by reference to the Company’s form 8-K, dated May 19, 2005, filed with the SEC on May 25, 2005.

10.4	Form of Equity Award, incorporated by reference to the Company’s form 8-K, dated May 19, 2005, filed with the SEC on May 25, 2005.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

		By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer

Date:	August 9, 2005