Form 10-Q
period 2005-09-30
SL GREEN REALTY CORP
filed 2005-11-10
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value was 42,133,418 at October 31, 2005.

SL GREEN REALTY CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Income for the nine months ended September 30, 2005 and 2004 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)

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

Signatures

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$288,080	$206,824
Building and improvements	1,408,858	1,065,654
Building leasehold and improvements	474,121	471,418
Property under capital lease	12,208	12,208
	2,183,267	1,756,104
Less: accumulated depreciation	(205,443)	(176,238)
	1,977,824	1,579,866

Cash and cash equivalents	14,193	35,795
Restricted cash	56,215	56,417
Tenant and other receivables, net of allowance of $10,146 and $8,921 in 2005 and 2004, respectively	21,928	15,248
Related party receivables	3,598	5,027
Deferred rents receivable, net of allowance of $8,566 and $6,541 in 2005 and 2004, respectively	73,983	61,302
Structured finance investments, net of discount of $1,582 and $1,895 in 2005 and 2004, respectively	400,049	350,027
Investments in unconsolidated joint ventures	659,860	557,089
Deferred costs, net	68,518	47,869
Other assets	76,162	43,241
Total assets	$3,352,330	$2,751,881

Liabilities and Stockholders’ Equity
Mortgage notes payable	$866,640	$614,476
Revolving credit facilities	135,000	110,900
Term loans	525,000	425,000
Derivative instruments at fair value	—	1,347
Accrued interest payable	7,589	4,494
Accounts payable and accrued expenses	77,329	72,298
Deferred revenue/gain	25,596	18,648
Capitalized lease obligation	16,228	16,442
Deferred land leases payable	16,179	15,723
Dividend and distributions payable	28,176	27,553
Security deposits	23,962	22,056
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	1,821,699	1,328,937

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	76,625	74,555
Minority interest in other partnerships	14,493	509

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 41,942 and 40,876 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	419	409
Additional paid-in-capital	956,604	917,613
Deferred compensation plans	(19,681)	(15,273)
Accumulated other comprehensive income	13,691	5,647
Retained earnings	240,178	191,182
Total stockholders’ equity	1,439,513	1,347,880
Total liabilities and stockholders’ equity	$3,352,330	$2,751,881

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Rental revenue, net	$75,717	$59,856	$220,369	$173,202
Escalation and reimbursement	16,358	12,746	41,666	31,310
Preferred equity and investment income	10,652	8,281	33,723	30,667
Other income	17,564	4,985	31,479	14,426
Total revenues	120,291	85,868	327,237	249,605
Expenses
Operating expenses including approximately $2,700, $7,000 (2005) and $2,500, $5,900 (2004) paid to affiliates	29,117	22,464	77,698	63,683
Real estate taxes	15,286	11,956	45,515	34,279
Ground rent	4,922	3,758	14,350	11,490
Interest	20,580	15,969	57,253	44,839
Depreciation and amortization	17,204	13,025	47,855	36,561
Marketing, general and administrative	13,418	5,574	32,250	20,944
Total expenses	100,527	72,746	274,921	211,796
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	19,764	13,122	52,316	37,809
Equity in net income of unconsolidated joint ventures	13,250	10,632	38,643	32,017
Income from continuing operations before minority interest and discontinued operations	33,014	23,754	90,959	69,826
Equity in net gain on sale of interest in unconsolidated joint ventures	11,550	—	11,550	22,012
Minority interest in other partnerships	(38)	(55)	(252)	(30)
Minority interest in Operating Partnership attributable to continuing operations	(2,227)	(977)	(4,973)	(4,404)
Income from continuing operations	42,299	22,722	97,284	87,404
Net income from discontinued operations, net of minority interest	—	2,428	474	5,532
Gain on sale of discontinued operations, net of minority interest	—	—	33,856	—
Net income	42,299	25,150	131,614	92,936
Preferred stock dividends	(4,969)	(4,843)	(14,906)	(11,289)
Net income available to common stockholders	$37,330	$20,307	$116,708	$81,647

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.61	$0.46	$1.70	$1.40
Net income from discontinued operations	—	0.06	0.01	0.14
Gain on sale of discontinued operations		—	0.81	—
Gain on sale of unconsolidated joint ventures	0.28	—	0.28	0.57
Net income available to common stockholders	$0.89	$0.52	$2.80	$2.11

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.62	$0.43	$1.67	$1.37
Net income from discontinued operations	—	0.06	0.01	0.14
Gain on sale of discontinued operations	—	—	0.79	—
Gain on sale of unconsolidated joint ventures	0.25	—	0.25	0.52
Net income available to common stockholders	$0.87	$0.49	$2.72	$2.03

Dividends per share	$0.54	$0.50	$1.62	$1.50
Basic weighted average common shares outstanding	41,923	39,386	41,674	38,670
Diluted weighted average common shares and common share equivalents outstanding	45,674	43,317	45,426	42,566

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock		Additional Paid- In-Capital	Deferred Compensation Plans	Accumulated Other Comprehensive Income	Retained Earnings		Comprehensive Income

				Par Value
			Shares						Total

Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$917,613	$(15,273)	$5,647	$191,182	$1,347,880

Comprehensive Income:
Net income								131,614	131,614	$131,614
Net unrealized gain on derivative instruments							8,044		8,044	8,044
SL Green’s share of joint venture net unrealized loss on derivative instruments										(462)
Preferred dividends								(14,906)	(14,906)
Redemption of units and DRIP proceeds			261	2	14,561				14,563
Deferred compensation plan & stock award, net			230	2	7,778	(7,542)			238
Amortization of deferred compensation plan						3,134			3,134
Proceeds from stock options exercised			575	6	15,781				15,787
Stock-based compensation – fair value					871				871
Cash distribution declared ($1.62 per common share of which none represented a return of capital for federal income tax purposes)								(67,712)	(67,712)

Balance at September 30, 2005	$151,981	$96,321	41,942	$419	$956,604	$(19,681)	$13,691	$240,178	$1,439,513	$139,196

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$131,614	$92,936
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	2,182	4,380
Depreciation and amortization	47,855	36,561
Gain on sale of discontinued operations	(33,856)	—
Equity in net income from unconsolidated joint ventures	(38,643)	(32,017)
Equity in net gain on sale of unconsolidated joint ventures	(11,550)	(22,012)
Minority interest	5,225	4,434
Deferred rents receivable	(14,334)	(5,174)
Other non-cash adjustments	4,046	7,129
Changes in operating assets and liabilities:
Restricted cash – operations	(9,452)	1,437
Tenant and other receivables	(7,905)	(8,056)
Related party receivables	1,429	1,307
Deferred lease costs	(11,793)	(13,995)
Other assets	4	7,208
Accounts payable, accrued expenses and other liabilities	16,404	8,664
Deferred revenue and land lease payable	2,800	(360)
Net cash provided by operating activities	84,026	82,442
Investing Activities
Acquisitions of real estate property	(422,149)	(282,049)
Additions to land, buildings and improvements	(30,524)	(13,230)
Escrowed cash – capital improvements/acquisition deposits	7,679	10,345
Investments in unconsolidated joint ventures	(122,251)	(74,714)
Distributions from unconsolidated joint ventures	68,638	176,398
Proceeds from disposition of real estate	59,673	—
Other investments	(27,207)	—
Structured finance investments net of repayments/participations	(43,534)	(108,765)
Net cash used in investing activities	(509,675)	(292,015)
Financing Activities
Proceeds from mortgage notes payable	315,546	—
Repayments of mortgage notes payable	(63,382)	(2,517)
Proceeds from revolving credit facilities, term loans and trust preferred securities	897,000	647,900
Repayments of revolving credit facilities and term loans	(672,900)	(637,578)
Proceeds from stock options exercised	15,788	18,228
Net proceeds from sale of common stock	—	138,630
Net proceeds from sale of preferred stock	—	96,321
Dividends and distributions paid	(72,432)	(61,432)
Deferred loan costs and capitalized lease obligation	(15,573)	(5,226)
Net cash provided by financing activities	404,047	194,326
Net (decrease) increase in cash and cash equivalents	(21,602)	15,247
Cash and cash equivalents at beginning of period	35,795	38,546
Cash and cash equivalents at end of period	$14,193	$23,299
Supplemental cash flow disclosures
Interest paid	$57,882	$44,130

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2005, minority investors held, in the aggregate, a 5.6% limited partnership interest in our Operating Partnership.

As of September 30, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.3 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.9%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 97.3% as of September 30, 2005.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” See Note 5 and Note 6.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation No. 46R is required in financial statements of public companies for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on our results of operations or cash flows, but resulted in a gross-up of assets and liabilities by approximately $2,543,000 and $629,000, respectively.  See Note 7.  The adoption of this pronouncement effective January 2004, for our structured finance portfolio and joint ventures, had no impact on our financial condition, net income or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.  All significant intercompany balances and transactions have been eliminated.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell.  Once an asset is determined to be held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $13.6 million, $39.0 million, $10.6 million and $29.4 million for the three and nine months ended September 30, 2005 and 2004, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at September 30, 2005 and December 31, 2004.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $237,000 and $793,000 and a decrease of $58,000 and $175,000 in rental revenue for the three and nine months ended September 30, 2005 and 2004, respectively, for the amortization of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above market rate mortgage of approximately $180,000, $530,000, $166,000 and $487,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
Three months ended December 31, 2005	$237
2006	937
2007	937
2008	937
2009	937
Thereafter	237
$4,222

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to us.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $0.6 million, $1.7 million, $0.4 million and $1.3 million for the three and nine months ended September 30, 2005 and 2004, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2005 and December 31, 2004.

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common stockholders	$37,330	$20,307	$116,708	$81,647
Deduct stock option expense-all awards	(416)	(323)	(1,164)	(1,322)
Add back stock option expense included in net income	155	68	384	263
Allocation of compensation expense to minority interest	23	17	66	73
Pro forma net income available to common stockholders	$37,092	$20,069	$115,994	$80,661
Basic earnings per common share-historical	$0.89	$0.52	$2.80	$2.11
Basic earnings per common share-pro forma	$0.88	$0.51	$2.78	$2.08
Diluted earnings per common share-historical	$0.87	$0.49	$2.72	$2.03
Diluted earnings per common share-pro forma	$0.86	$0.48	$2.70	$2.01

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributes approximately 10.0% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 2.9% of our annualized rent, including our share of joint venture annualized rent at September 30, 2005.  Approximately 15%, 11% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the quarter ended September 30, 2005.  Two borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at September 30, 2005.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation and to comply with SFAS No. 144.

3.  Property Acquisitions

In July 2005, we, through a joint venture with Jeff Sutton, acquired the fee interests in two adjoining buildings at 1551 and 1555 Broadway and in a third building at 21 West 34th Street for an aggregate purchase price of $102.5 million, excluding closing costs. The buildings comprise approximately 43,700 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $103.9 million credit facility to finance the acquisition and redevelopment of these three properties. The loan, which will bear interest at 200 basis points over the 30-day LIBOR, is for three years. At closing, the joint venture drew approximately $85.4 million to fund the acquisition. The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the properties.  We loaned approximately $10.2 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

In August 2005, we, through another joint venture with Jeff Sutton, acquired the ground and second floors in a mixed-use property at 141 Fifth Avenue for $13.25 million, excluding closing costs.  Our portion of the building comprises approximately 21,500 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $12.58 million credit facility to finance the acquisition of the property. The loan, which will bear interest at 225 basis points over the 30-day LIBOR, is for two years and has three one-year extension options. At closing, the joint venture drew approximately $10.0 million to fund the acquisition. In addition, the venture retained a 22.5% carried interest in floors 3 to 12, which were sold to a third party for $46.75 million, excluding closing costs, and which are to be converted to residential condominiums. The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the property.  In connection with this transaction, we loaned approximately $8.5 million to Jeff Sutton.  This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

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

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2005 and 2004 as though the acquisitions of 750 Third Avenue and the equity investment in 485 Lexington Avenue (July 2004), the acquisition of 625 Madison Avenue (October 2004), 28 West 44th Street (February 2005) and One Madison Avenue-North Building (April 2005) were completed on January 1, 2004 and the January and August 2004 common stock and the April and July 2004 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, were issued on that date.

	2005	2004
Pro forma revenues	$329,431	$289,415
Pro forma net income	$114,888	$76,301
Pro forma earnings per common share-basic	$2.76	$1.90
Pro forma earnings per common share and common share equivalents-diluted	$2.64	$1.84
Pro forma common shares-basic	41,674	40,118
Pro forma common share and common share equivalents-diluted	45,426	44,376

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

During the nine months ended September 30, 2004, we did not dispose of any wholly-owned properties.

At September 30, 2005, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 17 Battery Place North, which was sold in October 2004 and 1466 Broadway, which was sold in November 2004 and 1414 Avenue of the Americas, which was sold in April 2005.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2005 and 2004 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues
Rental revenue	$—	$6,253	$1,352	$17,916
Escalation and reimbursement revenues	—	825	186	2,524
Other income	—	192	24	225
Total revenues	—	7,270	1,562	20,665
Operating expense	—	2,032	511	6,417
Real estate taxes	—	1,175	250	3,531
Interest	—	269	189	805
Depreciation and amortization	—	1,229	110	4,059
Total expenses	—	4,705	1,060	14,812
Income from discontinued operations	—	2,565	502	5,853
Gain on disposition of discontinued operations	—	—	35,900	—
Minority interest in operating partnership	—	(137)	(2,072)	(321)
Income from discontinued operations, net of minority interest	$—	$2,428	$34,330	$5,532

5.  Structured Finance Investments

During the nine months ended September 30, 2005 and 2004, we originated approximately $147.9 million and $277.5 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $97.9 million and $170.7 million in repayments and participations during those periods, respectively.  At September 30, 2005 and December 31, 2004 all loans were performing in accordance with the terms of the loan agreements.

As of September 30, 2005 and December 31, 2004, we held the following structured finance investments, excluding preferred equity investments, with a current yield of approximately 9.9% (in thousands):

Loan Type	Gross Investment	Senior Financing	2005 Principal Outstanding	2004 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$14,070	$14,471	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1) (4)	—	—	—	40,000	February 2014
Mezzanine Loan	20,000	90,000	20,000	20,000	June 2006
Mezzanine Loan (5)	—	—	—	31,278	January 2006
Mezzanine Loan (1) (6)	29,750	240,000	30,096	—	December 2020
Mezzanine Loan	28,500	—	28,500	—	August 2008
Junior Participation (7)	—	—	—	11,000	May 2005
Junior Participation (8)	—	—	—	15,045	September 2005
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (2)	4,000	44,000	3,945	3,964	August 2010
Junior Participation	36,000	130,000	36,000	36,000	April 2006
Junior Participation	25,000	39,000	25,000	25,000	June 2006
Junior Participation	6,994	133,000	5,313	5,269	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
	$238,244	$1,451,500	$235,924	$275,027

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	The loan was sold to an affiliate of ours in July 2005, but we retained an interest-only strip.
(5)	This investment was subject to an $18.9 million loan at a rate of 200 basis points over the 30-day LIBOR. The loan matured and was repaid in January 2005. This asset was sold in June 2005.
(6)	The difference between the pay and accrual rates gets added to the principal balance outstanding.
(7)	This investment was redeemed in May 2005.
(8)	This loan was redeemed at maturity.

Preferred Equity Investments

As of September 30, 2005 and December 31, 2004, we held the following preferred equity investments with a current yield of approximately 11.0% (in thousands):

Type	Gross Investment	Senior Financing	2005 Amount Outstanding	2004 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$75,000	$481,000	$75,000	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	—	February 2015
Preferred equity	10,000	—	10,000	—	February 2007
Preferred equity (1) (2)	6,125	25,000	6,125	—	June 2015
Preferred equity (3)	51,000	224,000	51,000	—	February 2014
Preferred equity (1)	7,000	75,000	7,000	—	August 2015
	$164,125	$3,155,000	$164,125	$75,000

(1)	This is a fixed rate investment.
(2)	An affiliate of ours owns an interest in the first mortgage of the underlying property.
(3)	An affiliate of ours holds a mezzanine loan on this asset.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier – Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of September 30, 2005 (in thousands):

Property	Partner	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	2,550	12/03	$1,000,000
485 Lexington Avenue (3)	CIF and Witkoff	30.00%	921	07/04	225,000
One Park Avenue (4)	SEB	16.67%	913	05/01	318,500
1250 Broadway	SITQ	55.00%	670	08/99	121,500
1515 Broadway (5)	SITQ	55.00%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	834	02/00	95,800
1 Madison Avenue – South Building	Gramercy	55.00%	1,176	04/05	803,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.5% of property’s annualized rent at September 30, 2005. We do not manage this joint venture.

(3)

At closing, TIAA-CREF entered into an operating lease for the entire building. Upon expiration of the operating lease in December 2005, it is anticipated that TIAA-CREF will vacate all of the space it occupies in 485 Lexington (approximately 870,000 square feet).

(4)

In May 2004, Credit Suisse First Boston LLC, or CSFB, through a wholly owned affiliate, acquired a 75% interest in One Park. The interest was acquired from a joint venture comprised of SITQ and us. CSFB’s affiliated entity transferred its interest to SEB in April 2005.

(5)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 83.4% of this joint venture’s annualized rent at September 30, 2005.

In August, our joint venture with Morgan Stanley Real Estate Fund, or MSREF, sold the fee interest in 180 Madison Avenue for $92.7 million. The joint venture recognized a gain of approximately $40.0 million from the sale, of which our share was approximately $19.3 million.  Approximately $7.7 million of a gain was deferred and will be recognized upon redemption of the preferred equity investment retained in the property.  180 Madison Avenue represents the last property to be sold through our joint ventures with MSREF.  In connection with the resolution of the joint venture, we recognized an incentive fee of approximately $10.8 million.

In June 2005, we acquired substantially all of CIF’s partnership interest in the joint venture that owned 19 West 44th Street. We previously held a 35% interest in this joint venture.  See Note 3 for additional details.

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J.  The acquisition was funded with an $84.0 million interest-only mortgage.  The mortgage which matures in June 2007 carries an interest rate of 215 basis points over the 30-day LIBOR, and has three one-year as-of-right extension options.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2005 and December 31, 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2005	2004

1221 Avenue of the Americas (2)	12/2010	4.32%	$170,000	$175,000
485 Lexington Avenue (3)	07/2007	5.51%	$177,928	$175,585
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway (4)	08/2006	4.71%	$115,000	$115,000
1515 Broadway (5)	07/2006	4.47%	$425,000	$425,000
100 Park Avenue (6)	08/2010	8.00%	$116,105	$116,857
1 Madison Avenue – South Building	05/2020	5.91%	$688,937	—

(1)	Interest rate represents the effective all-in weighted average interest rate for the three months ended September 30, 2005.
(2)	This loan has an interest rate based on the Libor plus 75 basis points.
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
(6)

In October 2005, the loan was increased by $60.0 million to $175.0 million.  It will mature in 2015 and carries an interest rate of approximately 6.52%.  Proceeds from the refinancing will be used to redevelop the property.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.5 million, $8.9 million, $2.3 million and $6.2 million from these services for the three and nine months ended September 30, 2005 and 2004, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company focused on originating and acquiring, for their own account, fixed and floating rate mortgage loans, bridge loans, subordinate interests in mortgage loans, distressed debt, mortgage-backed securities, mezzanine loans and preferred equity interests in entities that own commercial real estate, primarily in the United States.  Gramercy also makes equity investments in commercial real estate properties net leased to tenants, primarily for the recurring earnings, tax benefits and long-term residual benefits these transactions often hold.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12,500,000 shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Certain of our executive officers purchased from us shares of common stock of Gramercy issued to one of our subsidiaries as part of Gramercy’s initial capitalization prior to its initial public offering at the same price as the estimated fair value of such shares at the time of formation. As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing out total investment to approximately $68.9 million.  In September 2005, Gramercy sold 2,875,000 shares of common stock to the public.  Simultaneous with the September 2005 offering, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million.  We currently hold 5,668,000 shares of Gramercy’s common stock.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights.  Gramercy pays us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the management agreement).  In addition, Gramercy will also pay the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s May 2005 collateralized debt obligation.  For the three and nine months ended September 30, 2005, we received an aggregate of approximately $1.7 million and $4.2 million, respectively, in fees under the management agreement and none under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $1.0 million under this agreement for the three and nine months ended September 30, 2005.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager. These awards are dependent upon, among other things, tenure of employment and performance by SL Green Realty Corp. and its investment in Gramercy.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement provides for an annual fee of 0.15% of the carrying value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the three and nine months ended September 30, 2005, the Manager received an aggregate of approximately $0.6 million and $1.6 million, respectively, under the outsourcing and asset servicing agreements.

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

See Note 3 for a discussion on Gramercy’s joint venture investment, along with us, in 1 Madison Avenue.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at September 30, 2005 and December 31, 2004, are as follows (in thousands):

	September 30, 2005	December 31, 2004
Assets
Commercial real estate property	$3,310,849	$2,420,851
Structured finance investments	936,401	411,478
Other assets	524,250	304,230
Total assets	$4,771,500	$3,136,559

Liabilities and members’ equity
Mortgages and loans payable	$2,925,970	$1,576,201
Other liabilities	146,885	98,960
Members’ equity	1,698,645	1,461,398
Total liabilities and members’ equity	$4,771,500	$3,136,559
Our net investment in unconsolidated joint ventures	$659,860	$557,089

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy since August 2004, from acquisition date through September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$141,106	$87,077	$360,933	$247,772
Operating expenses	30,452	20,857	79,501	59,801
Real estate taxes	15,983	15,356	47,814	43,881
Interest	39,940	12,981	87,302	33,079
Depreciation and amortization	19,942	14,652	52,319	41,327
Total expenses	106,317	63,846	266,936	178,088
Net income before gain on sale	$34,789	$23,231	$93,997	$69,684
Our equity in net income of unconsolidated joint ventures	$13,250	$10,632	$38,643	$32,017

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three and nine months ended September 30, 2005 and 2004, the Service Corporation earned approximately $2.4 million, $8.5 million, $2.0 million and $5.7 million of revenue and incurred approximately $2.1 million, $6.1 million, $1.8 million and $5.2 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  ENYC entered into a 10-year lease with our Operating Partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan.  ENYC entered into another 10-year lease with our Operating Partnership for its 21,500 square foot premises at 28 West 44th Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment as of September 30, 2005 and December 31, 2004 was approximately $3.2 million and $3.4 million, respectively.  Management currently believes that, assuming future increases in rental revenue in excess of inflation, it will be possible to recover the net book value of the investment through future operating cash flows.  However, there is a possibility that eEmerge will not generate sufficient future operating cash flows for us to recover our investment.  As a result of this risk factor, management may in the future determine that it is necessary to write down a portion of the net book value of the investment.

8.  Deferred Costs

Deferred costs at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
Deferred financing	$31,833	$20,356
Deferred leasing	73,016	62,184
	104,849	82,540
Less accumulated amortization	(36,331)	(34,671)
	$68,518	$47,869

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2005 and December 31, 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate	2005	2004
70 West 36th Street (1)	5/1/09	7.87%	$11,465	$11,611
1414 Avenue of the Americas (1) (3)	—	—	—	13,325
711 Third Avenue (1) (4)	6/1/15	4.99%	120,000	47,602
420 Lexington Avenue (1)	11/1/10	8.44%	118,014	119,412
673 First Avenue (1)	2/11/13	5.67%	34,634	35,000
125 Broad Street (2)	10/11/07	8.29%	74,982	75,526
220 East 42nd Street (1)	12/9/13	5.23%	210,000	210,000
625 Madison Avenue	11/1/15	6.27%	102,000	102,000
Total fixed rate debt			671,095	614,476
1 Madison Avenue (5)	5/1/07	6.36%	99,764	—
1551/1555 Broadway and West 21st 34th Street (6)	8/1/08	5.54%	85,781	—
141 Fifth Avenue (6)	9/1/07	6.15%	10,000	—
Total floating rate debt			195,545	—
Total mortgage notes payable			$866,640	$614,476

(1)	Held in bankruptcy remote special purpose entity.
(2)	This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.
(3)	This mortgage was repaid in March 2005 in connection with the sale of the property.
(4)	This mortgage was refinanced in the second quarter of 2005.
(5)	This relates to the North Tower.
(6)	We have a 50% interest in the joint venture that holds these loans. These loans are non-recourse to us.

At September 30, 2005 and December 31, 2004, the gross book value of the properties collateralizing the mortgage notes was approximately $1.2 billion and $852.1 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, secured and unsecured revolving credit facilities, term loans and our share of joint venture property debt as of September 30, 2005, excluding extension options, are as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facilities	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2005	$954	$—	$—	$—	$954	$672
2006(1)	4,125	—	—	—	4,125	300,143
2007	9,387	183,104	—	—	192,491	67,885
2008	9,553	85,781	135,000	1,766	232,100	6,421
2009	10,083	10,629	—	327,648	348,360	6,908
Thereafter	38,361	514,663	—	295,586	848,610	529,931
	$72,463	$794,177	$135,000	$625,000	$1,626,640	$911,960

(1)	These joint venture maturities include automatic as-of extension rights through 2009.

We capitalized $3.7 million and none of interest for the nine months ended September 30, 2005 and 2004, respectively.

10.  Credit Facilities

2005 Unsecured Revolving Credit Facility

In September 2005, we closed on a new $500.0 million unsecured revolving credit facility.  We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had an outstanding balance of $135.0 million at September 30, 2005.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $5.4 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 4.71% for the nine months ended September 30, 2005.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Revolving Credit Facility

In September 2005, we terminated our $300.0 million unsecured revolving credit facility.  It bore interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio.  The unsecured revolving credit facility also required a 15 to 25 basis point fee on the unused balance payable annually in arrears.  The unsecured revolving credit facility included certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

In September 2005, we terminated our $125.0 million secured revolving credit facility.  It bore interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratios, and was secured by various structured finance investments.  The secured revolving credit facility included certain restrictions and covenants which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million.  This loan, which was scheduled to mature in December 2004, was extended to January 2005.  It carried an interest rate of 200 basis points over the one-month LIBOR.  This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of September 30, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 4.79% for the nine months ended September 30, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan had a floating rate of 150 basis points over the current LIBOR rate.  During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008.  In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points (effective all-in rate of 4.11% for the nine months ended September 30, 2005) and extended the maturity to May 2010.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2005 and December 31, 2004, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or Trust, that is a wholly-owned subsidiary of our Operating Partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary.  Because the Trust is not consolidated, we have issued debt and the related payments are classified as interest expense.

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

Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable and the unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.3 billion, which exceeded the book value of the related fixed rate debt by approximately $7.2 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2005.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

Our Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from October 1, 2005 to 2023.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2005 for our wholly-owned properties and our share of joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2005	$73,787	$35,343
2006	304,452	144,095
2007	295,709	146,435
2008	279,329	138,903
2009	256,606	135,283
Thereafter	1,213,990	855,759
	$2,423,873	$1,455,818

13.  Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.4 million, $3.6 million, $1.4 million and $3.0 million for the three and nine months ended September 30, 2005 and 2004, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $1.2 million, $3.1 million, $1.1 million and $2.8 million for the three and nine months ended September 30, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $132,000, $340,000, $47,000 and $148,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $55,000, $164,000, $69,000 and $195,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

Amounts due from (to) related parties at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	2005	2004
17 Battery Condominium Association	$93	$207
Officers and employees	1,541	1,681
Other	1,964	3,139
Related party receivables	$3,598	$5,027

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The principal balance outstanding on this loan was approximately $100,000 on September 30, 2005.  In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2005, 41,941,904 shares of common stock and no shares of excess stock were issued and outstanding.

We filed a $500.0 million shelf registration statement, which was declared effective by the Securities and Exchange Commission, or SEC, in March 2004.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $334.5 million available under the shelf.

Perpetual Preferred Stock

In December 2003, we issued 6,300,000 shares of our Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

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

During the nine months ended September 30, 2005 and 2004, approximately 232,000 and 145,000 shares were issued and approximately $13.7 million and $6.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 and $487,500 was recorded during each of the three and nine months ended September 30, 2005 and 2004, respectively.

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

During the nine months ended September 30, 2005, 3,916 phantom stock units were earned.  As of September 30, 2005, there were approximately 4,916 phantom stock units outstanding.

1997 Stock Option and Incentive Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorized (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At September 30, 2005, approximately 2,309,128 shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be subject to Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as 1 unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as Restricted Stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At September 30, 2005, approximately 4,348,950 shares of our common stock were reserved for issuance under the 2005 Plan.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of the Company’s stock options as of September 30, 2005 and December 31, 2004 and changes during the periods then ended are presented below:

	2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,169,762	$29.39	3,250,231	$26.80
Granted	120,503	$56.98	132,333	$43.77
Exercised	(574,545)	$27.47	(1,080,835)	$23.40
Lapsed or cancelled	(16,333)	$38.86	(131,967)	$28.67
Balance at end of period	1,699,387	$31.90	2,169,762	$29.39

All options were granted within a price range of $18.44 to $63.69.  The remaining weighted average contractual life of the options was 6.9 years.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$37,330	$20,307	$116,708	$81,647
Effect of Dilutive Securities:
Redemption of units to common shares	2,227	1,114	7,045	4,726
Stock options	—	—	—	—
Diluted Earnings:
Income available to common stockholders	$39,557	$21,421	$123,753	$86,373

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	41,923	39,386	41,674	38,670
Effect of Dilutive Securities:
Redemption of units to common shares	2,504	2,225	2,516	2,245
Stock-based compensation plans	1,247	1,706	1,236	1,651
Diluted Shares	45,674	43,317	45,426	42,566

15.  Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership.  As of September 30, 2005 and December 31, 2004, the minority interest unit holders owned 5.6% (2,501,786 units) and 5.8% (2,530,942 units) of the Operating Partnership, respectively.  At September 30, 2005, 2,501,786 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

16.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans.  Contributions to these plans amounted to approximately, $1.2 million, $3.5 million, $0.8 million and $2.7 million during the three and nine months ended September 30, 2005 and 2004, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

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

The property located at 625 Madison Avenue operates under a ground lease (approximately $4.6 million annually) with a term expiration date of 2022 and with two options to renew for an additional 23 years.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of approximately $4.3 million and $4.2 million at September 30, 2005 and December 31, 2004, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2005 (in thousands):

September 30,	Capital Leases	Non-Cancellable Operating Leases
2005	$353	$4,645
2006	1,416	17,794
2007	1,416	16,594
2008	1,416	16,594
2009	1,416	16,594
Thereafter	53,321	329,972
Total minimum lease payments	59,338	$402,193
Less amount representing interest	(43,110)
Present value of net future minimum lease payments	$16,228

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2005.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	3.300%	8/2005	9/2006	$623
Interest Rate Swap	—	4.330%	9/2006	6/2008	208
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	813
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	311
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	1,101
Interest Rate Swap	—	4.650%	5/2006	12/2008	(280)
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	1,859
Interest Rate Swap	—	4.352%	9/2006	8/2009	651
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	473
Interest Rate Swap	—	4.364%	1/2007	5/2010	343
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	2

On September 30, 2005, the derivative instruments were reported as an asset at their fair value of approximately $6.1 million.  This is included in Other Assets on the consolidated balance sheet at September 30, 2005.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $13.7 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003.  Currently, all of our derivative instruments are designated as effective hedging instruments.

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

Selected results of operations for the three and nine months ended September 30, 2005 and 2004, and selected asset information as of September 30, 2005 and December 31, 2004, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2005	$109,639	$10,652	$120,291
September 30, 2004	77,587	8,281	85,868

Nine months ended:
September 30, 2005	$293,514	33,723	327,237
September 30, 2004	218,938	30,667	249,605

Income from continuing operations before minority interest:
Three months ended:
September 30, 2005	$27,362	$5,652	$33,014
September 30, 2004	17,684	6,070	23,754

Nine months ended:
September 30, 2005	$70,213	20,746	90,959
September 30, 2004	60,942	8,884	69,826

Total assets
As of:
September 30, 2005	$2,952,281	$400,049	$3,352,330
December 31, 2004	2,401,854	350,027	2,751,881

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $13.4 million, $32.2 million, $5.6 million and $20.9 million for the three and nine months ended September 30, 2005 and 2004, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income from continuing operations before minority interest	$33,014	$23,754	$90,959	$69,826
Gain on sale of unconsolidated joint venture	11,550	—	11,550	22,012
Minority interest in operating partnership attributable to continuing operations	(2,227)	(977)	(4,973)	(4,404)
Minority interest in partially-owned entities	(38)	(55)	(252)	(30)
Net income from continuing operations	42,299	22,722	97,284	87,404
Income/ gains from discontinued operations, net of minority interest	—	2,428	34,330	5,532
Net income	42,299	25,150	131,614	92,936
Preferred stock dividends	(4,969)	(4,843)	(14,906)	(11,289)
Net income available to common stockholders	$37,330	$20,307	$116,708	$81,647

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Nine Months Ended September 30,
	2005	2004
Issuance of common stock as deferred compensation	$7,780	$14,096
Redemption of units and dividend reinvestments	14,563	4,498
Derivative instruments at fair value	6,103	(4,822)
Assumption of our share of joint venture mortgage note payable	—	16,520
Tenant improvements and capital expenditures payable	(6,372)	24,620
Acquisition of real estate	—	2,755
Assumption of joint venture interest	9,952	—
Exchange of joint venture interest for structured finance investment	6,175	—
Real estate investments consolidated under FIN 46	3,284	—

22.  Subsequent Events

In October 2005, our joint venture with Prudential refinanced the mortgage at 100 Park Avenue.  The mortgage, which was increased by $60.0 million to $175.0 million, carries a fixed interest rate of 6.52% and will mature in 2015.  The proceeds from the refinancing will be used to redevelop the property.

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

As of September 30, 2005, our wholly-owned properties consisted of 21 commercial properties encompassing approximately 9.3 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 94.9%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 97.3% as of September 30, 2005.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at September 30, 2005 and December 31, 2004.

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

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  See Note 6.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at September 30, 2005 and December 31, 2004.

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

Results of Operations

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004

The following comparison for the three months ended September 30, 2005, or 2005, to the three months ended September 30, 2004, or 2004, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at September 30, 2005 and total 17 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), 1 Madison Avenue-North Tower (April 2005), and 19 West 44th Street (June 2005) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$75.7	$59.9	$15.8	26.4%
Escalation and reimbursement revenue	16.4	12.7	3.7	29.1
Total	$92.1	$72.6	$19.5	26.9%

Same-Store Properties	$72.2	$70.0	$2.2	3.1%
Acquisitions	19.8	2.7	17.1	633.3
Other	0.1	(0.1)	0.2	200.0
Total	$92.1	$72.6	$19.5	26.9%

Occupancy in the Same-Store Properties decreased slightly from 95.5% at September 30, 2004 to 95.2% at September 30, 2005.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2005 compared to a partial period or not being included in 2004.

At September 30, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 15.8% higher than then existing in-place fully escalated rents.  Approximately 4.3% of the space leased at wholly-owned properties expires during the remainder of 2005.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2005.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.0 million) and the Acquisitions ($2.7 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($2.2 million), which were partially offset by a reduction in real estate tax escalations ($1.1 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$13.3	$10.6	$2.7	25.5%
Investment and preferred equity income	10.7	8.3	2.4	28.9
Other income	17.6	5.0	12.6	252.0
Total	$41.6	$23.9	$17.7	74.1%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1221 Avenue of the Americas ($1.5 million) and Gramercy Capital Corp., or Gramercy, ($2.1 million).  This was partially offset by decreases at 1515 Broadway ($0.7 million) and 1 Madison Avenue-South Building ($0.6 million).  Occupancy at our joint venture properties increased from 96.0% in 2004 to 97.3% in 2005.  At September 30, 2005, we estimated that current market rents at our joint venture properties were approximately 39.8% higher than then existing in-place fully escalated rents.  Approximately 11.2% of the space leased at our joint venture properties expires during the remainder of 2005.

The increase in investment income from structured finance investments was primarily due to a higher weighted average balance invested as well as higher LIBOR rates.  The weighted average investment balance outstanding and weighted average yield were $398.4 million and 10.26%, respectively, for 2005 compared to $302.1 million and 10.17%, respectively, for 2004.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $2.2 million), fee income earned by the Service Corporation (approximately $0.4 million) and an incentive fee recognized in 2005 in connection with the resolution of the MSREF joint ventures (approximately $10.8 million).  This was partially offset by a reduction in other income at Same-Store properties primarily due to a reduction in lease buy-out income ($0.6 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	$29.1	$22.5	$6.6	29.3%
Real estate taxes	15.3	12.0	3.3	27.5
Ground rent	4.9	3.8	1.1	29.0
Total	$49.3	$38.3	$11.0	28.7%

Same-Store Properties	$37.7	$35.4	$2.3	6.5%
Acquisitions	8.4	—	8.4	—
Other	3.2	2.9	0.3	10.3
Total	$49.3	$38.3	$11.0	28.7%

Same-Store Properties operating expenses, excluding real estate taxes ($0.3 million), increased approximately $2.0 million.  There were increases in repairs, maintenance and payroll expenses ($0.5 million), utilities ($1.5 million) and condominium management fees ($0.3 million), respectively.  This was primarily offset by decreases in advertising and insurance costs ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.3 million) due to higher assessed property values and the Acquisitions ($3.0 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expenses	$20.6	$16.0	$4.6	28.8%
Depreciation and amortization expense	17.2	13.0	4.2	32.3
Marketing, general and administrative expense	13.4	5.6	7.8	139.3
Total	$51.2	$34.6	$16.6	48.0%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate remained flat at 5.55% for each of the quarters ended September 30, 2004 and September 30, 2005.  As a result of the new investment activity, the weighted average debt balance increased from $1.1 billion as of September 30, 2004 to $1.6 billion as of September 30, 2005.

Marketing, general and administrative expenses represented 11.2% of total revenues in 2005 compared to 6.5% in 2004.  The increase is primarily due to increased headcount at Gramercy as well as higher overall compensation costs.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

The following comparison for the nine months ended September 30, 2005, or 2005, to the nine months ended September 30, 2004, or 2004, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at September 30, 2005 and total 17 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), 1 Madison Avenue-North Tower (April 2005) and 19 West 44th Street (June 2005) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$220.4	$173.2	$47.2	27.3%
Escalation and reimbursement revenue	41.7	31.3	10.4	33.2
Total	$262.1	$204.5	$57.6	28.2%

Same-Store Properties	$212.1	$202.8	$9.3	4.6%
Acquisitions	50.0	2.7	47.3	1,751.9
Other	—	(1.0)	1.0	100.0
Total	$262.1	$204.5	$57.6	28.2%

Occupancy in the Same-Store Properties decreased slightly from 95.5% at September 30, 2004 to 95.2% at September 30, 2005.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2005 compared to a partial period or not being included in 2004.

At September 30, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 15.8% higher than then existing in-place fully escalated rents.  Approximately 4.3% of the space leased at wholly-owned properties expires during the remainder of 2005.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2005.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($4.8 million), and the Acquisitions ($5.2 million) and in Other ($0.4 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($2.4 million) and real estate tax recoveries ($2.5 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$38.6	$32.0	$6.6	20.6%
Investment and preferred equity income	33.7	30.7	3.0	9.8
Other income	31.5	14.4	17.1	118.8
Total	$103.8	$77.1	$26.7	34.6%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1515 Broadway ($2.5 million), 1221 Avenue of the Americas ($1.0 million) and Gramercy ($5.2 million).  This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($1.7 million).  Occupancy at our joint venture properties increased from 96.0% in 2004 to 97.3% in 2005.  At September 30, 2005, we estimated that current market rents at our joint venture properties were approximately 39.8% higher than then existing in-place fully escalated rents.  Approximately 11.2% of the space leased at our joint venture properties expires during the remainder of 2005.

The increase in investment income from structured finance investments was primarily due to the weighted average investment balance outstanding and yield being $391.9 million and 10.4%, respectively, for 2005 compared to $269.0 million and 10.8%, respectively, for 2004.  In addition, we recognized a one-time gain on a mortgage investment of $4.2 million in 2004.

The increase in other income was primarily due to an incentive fee recognized in 2005 in connection with the resolution of the MSREF joint ventures ($10.8 million), lease buy-out income ($0.7 million), fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $5.7 million), fee income earned by the service corporation ($2.8 million) and fee income from the settlement of a prior structured finance investment (approximately $1.3 million).  This was offset by an incentive fee recognized in 2004 in connection with the recapitalization of One Park Avenue (approximately $4.3 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	$77.7	$63.7	$14.0	22.0%
Real estate taxes	45.5	34.3	11.2	32.7
Ground rent	14.4	11.5	2.9	25.2
Total	$137.6	$109.5	$28.1	25.7%

Same-Store Properties	$108.3	$101.6	$6.7	6.6%
Acquisitions	20.4	—	20.4	—
Other	8.9	7.9	1.0	12.7
Total	$137.6	$109.5	$28.1	25.7%

Same-Store Properties operating expenses, excluding real estate taxes ($3.0 million), increased approximately $3.8 million.  There were decreases in advertising, insurance, blackout related costs and condominium management costs ($0.8 million) and ground rent ($0.6 million).  This was offset by increases in repairs, maintenance and payroll expenses ($2.0 million), professional fees ($0.4 million) and utilities ($2.8 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($3.0 million) due to higher assessed property values and the Acquisitions ($8.2 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expenses	$57.2	$44.8	$12.4	27.7%
Depreciation and amortization expense	47.9	36.6	11.3	30.9
Marketing, general and administrative expense	32.2	20.9	11.3	54.1
Total	$137.3	$102.3	$35.0	34.2%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.58% for the nine months ended September 30, 2004 to 5.52% for the nine months ended September 30, 2005.  As a result of the new investment activity, the weighted average debt balance increased from $1.1 billion as of September 30, 2004 to $1.4 billion as of September 30, 2005.

Marketing, general and administrative expenses represented 9.9% of total revenues in 2005 compared to 8.4% in 2004.  The increase in marketing, general and administrative expenses is primarily due to increased headcount at Gramercy, which was offset by a one-time charge related to a restricted stock award in 2004.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements and leasing costs and for structured finance investments will include: (1) cash flow from operations; (2) borrowings under our 2005 unsecured revolving credit facility; (3) other forms of secured or unsecured financing; (4) proceeds from common or preferred equity or debt offerings by us or the Operating Partnership (including issuances of limited partnership units in the Operating Partnership); and (5) net proceeds from divestitures of properties and redemptions and participations of structured finance investments.  Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectibility of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.  Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions.  We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our 2005 unsecured revolving credit facility, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.  With the commencement of operations of Gramercy Capital Corp. (NYSE:GKK) in August 2004, there will be a reduced focus on direct structured finance investments made by us.

Cash Flows

Net cash provided by operating activities increased approximately $1.6 million from approximately $82.4 million for the nine months ended September 30, 2004 compared to approximately $84.0  million for the nine months ended September 30, 2005.  Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as income earned on the structured finance investments.

There was an increase in investment activity in 2005 compared to 2004. We closed on approximately $422.1 million of new consolidated investments in 2005, including 28 West 44th Street,  1 Madison Avenue-North Building, the remaining interest in 19 West 44th Street, 1551/1555 Broadway, 21 West 34th Street and 141 Fifth Avenue compared to $282.0 in 2004 when we funded the acquisition of 750 Third Avenue and acquisition deposit on 625 Madison Avenue. We have also spent more funds on capital improvements in 2005 (approximately $30.5 million) as compared to 2004 (approximately $13.2 million) primarily relating to increased leasing activity. We increased our level of investments in joint ventures by approximately $47.5 million primarily in 2005 compared to 2004 by acquiring an interest in the south building at 1 Madison Avenue in addition to making follow-on investments in Gramercy in 2005, compared to investments in 19 West 44th Street, 485 Lexington Avenue and Gramercy in 2004.  We funded a portion of the 2005 acquisitions through the sale of assets, which generated net proceeds of approximately $59.7 million. Distributions from joint ventures decreased approximately $107.8 million primarily due to the refinancing in 2004 of 1515 Broadway and One Park as well as the sale of an interest in One Park. Our structured finance activity, including originations net of redemptions, decreased approximately $65.2 million in 2005 compared to 2004.  This was offset by other investment activity in 2005 of approximately $27.2 million.  This investment activity resulted in net cash used in investing activities increasing approximately $217.7 million to approximately $509.7 million for the nine months ended September 30, 2005 compared to approximately $292.0 million during the nine months ended September 30, 2004.

The investment activity in 2005 described above was primarily funded through mortgage debt as well as new term loans. We increased an existing term loan and closed on a new term loan. We also refinanced one of our properties. Proceeds from the January 2004 common stock offering and the May 2004 preferred stock offering as well as the joint venture distributions received in 2004, were primarily used to pay down our credit facilities in 2004. The increased financing activity in 2005, resulted in net cash provided by financing activities increasing by approximately $209.7 million to approximately $404.1 million for the nine months ended September 30, 2005 compared to approximately $194.4 million used in the nine months ended September 30, 2004.

Capitalization

As of September 30, 2005, we had 41,941,904 shares of common stock, 2,501,786 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be subject to Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as 1 unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as Restricted Stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At September 30, 2005, approximately 4,348,950 shares of our common stock were reserved for issuance under the 2005 Plan.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP which was declared effective on September 10, 2001.  The DRIP commenced on September 24, 2001.  We registered 3,000,000 shares of common stock under the DRIP.

During the nine months ended September 30, 2005 and 2004, approximately 232,000 and 145,000 shares were issued and approximately $13.7 million and $6.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of approximately $0.2 million and $0.5 million related to this plan was recorded during each of the three and nine months ended September 30, 2005 and 2004, respectively.

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

During the nine months ended September 30, 2005, 3,916 phantom stock units were earned.  As of September 30, 2005, there were approximately 4,916 phantom stock units outstanding.

Market Capitalization

At September 30, 2005, borrowings under our mortgage loans, 2005 unsecured revolving credit facility and term loans (excluding our share of joint venture debt of $912.0 million) represented 33.1% of our consolidated market capitalization of $4.9 billion (based on a common stock price of $68.18 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2005).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, but excludes our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at September 30, 2005 and December 31, 2004, respectively (dollars in thousands).

	September 30, 2005	December 31, 2004
Debt Summary:
Balance
Fixed rate	$771,095	$614,476
Variable rate - hedged	485,000	425,000
Total fixed rate	1,256,095	1,039,476
Variable rate	370,545	—
Variable rate - supporting variable rate assets	—	110,900
Total variable rate	370,545	110,900
Total	$1,626,640	$1,150,376

Percent of Total Debt:
Total fixed rate	77.22%	90.36%
Variable rate	22.78%	9.64%
Total	100.00%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.57%	6.12%
Variable rate	5.40%	2.86%
Effective interest rate	5.53%	5.61%

The variable rate debt shown above bears interest at an interest rate based on LIBOR (3.86% and 1.84% at September 30, 2005 and 2004, respectively).  Our consolidated debt at September 30, 2005 had a weighted average term to maturity of approximately 5.5 years.

As of September 30, 2005, certain of our structured finance investments, totaling $91.0 million, are variable rate investments which partially mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of September 30, 2005, our total mortgage debt (excluding our share of joint venture debt of approximately $912.0 million) consisted of approximately $671.1 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.32% and $195.5 million of variable rate debt with an effective weighted average interest rate of approximately 5.99%.

Credit Facilities

2005 Unsecured Revolving Credit Facility

In September 2005, we closed on a new $500.0 million unsecured revolving credit facility.  We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had an outstanding balance of $135.0 million at September 30, 2005.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $5.4 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 4.71% for the nine months ended September 30, 2005.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Revolving Credit Facility

In September 2005, we terminated our $300.0 million unsecured revolving credit facility.  It bore interest at a spread ranging from 105 basis points to 135 basis points over LIBOR, based on our leverage ratio.  The unsecured revolving credit facility also required a 15 to 25 basis point fee on the unused balance payable annually in arrears.

Secured Revolving Credit Facility

In September 2005, we terminated our $125.0 million secured revolving credit facility.  The secured revolving credit facility carried a spread of 135 basis points over the 30-day LIBOR.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan.  Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008.  In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009.  As of September 30, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in weighted average interest rate on the unsecured term loan was 4.79% for the nine months ended September 30, 2005.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan had a floating rate of 150 basis points over the current LIBOR rate.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010.  This loan carried an effective all-in weighted average interest rate of 4.11% for the nine months ended September 30, 2005.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at September 30, 2005 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2005 and December 31, 2004, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2005 would increase our annual interest cost by approximately $3.5 million and would increase our share of joint venture annual interest cost by approximately $4.0 million, respectively.

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

Approximately $1.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2005 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, revolving credit facilities, term loan, our share of property-level joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of September 30, 2005 are as follows (in thousands):

	Property Mortgages	Revolving Credit Facilities	Term Loans and Trust Preferred Securities	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2005	$954	$—	$—	$353	$4,645	$22,481	$28,433	$672
2006	4,125	—	—	1,416	17,794	89,728	113,063	300,143
2007	192,491	—	—	1,416	16,594	82,735	293,236	67,885
2008	95,334	135,000	1,766	1,416	16,594	70,004	320,114	6,421
2009	20,712	—	327,648	1,416	16,594	55,634	422,004	6,908
Thereafter	553,024	—	295,586	53,321	329,972	143,920	1,375,823	529,931
	$866,640	$135,000	$625,000	$59,338	$402,193	$464,502	$2,552,673	$911,960

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

Capital Expenditures

We estimate that for the three months ending December 31, 2005, we will incur approximately $26.1 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $13.7 million.  Of those total capital expenditures, approximately $1.0 million for wholly-owned properties and $5.7 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.16 per share, we would pay approximately $91.0 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us.  First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $1.4 million $3.6 million, $1.4 million and $3.0 million for the three and nine months ended September 30, 2005 and 2004, respectively.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $323,000.

Security Services

Classic Security LLC, or Classic Security, provides security services with respect to certain properties owned by us.  Classic Security is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $1.2 million, $3.1 million, $1.1 million and $2.8 million for the three and nine months ended September 30, 2005 and 2004, respectively.

Messenger Services

Bright Star Couriers LLC, or Bright Star, provides messenger services with respect to certain properties owned by us.  Bright Star is owned by Gary Green, a son of Stephen L. Green.  The aggregate amount of fees paid by us for such services was approximately $132,000, $340,000, $47,000 and $148,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

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

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $55,000, $164,000, $69,000 and $195,000 for the three and nine months ended September 30, 2005 and 2004, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time.  This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003.  This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  The principal balance outstanding on this loan was $100,000 on September 30, 2005.  In addition, the balance outstanding under the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

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

FFO for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to common stockholders	$37,330	$20,307	$116,708	$81,647
Add:
Depreciation and amortization	17,204	13,025	47,855	36,561
Minority interest	2,265	1,032	5,225	4,434
FFO from discontinued operations	—	3,794	613	9,909
FFO adjustment for unconsolidated joint ventures	8,549	5,922	22,282	17,702
Less:
Income from discontinued operations	—	(2,428)	(474)	(5,532)
Gain on sale of discontinued operations	—	—	(33,856)	—
Equity in net gain on sale of joint venture	(11,550)	—	(11,550)	(22,012)
Amortization of deferred financing costs and depreciation on non-rental real estate assets	(2,094)	(990)	(4,165)	(2,910)
Funds from Operations - available to all stockholders	$51,704	$40,662	$142,638	$119,799
Cash flows provided by operating activities	$32,968	$12,064	$84,026	$82,442
Cash flows used in investing activities	$(123,324)	$(348,103)	$(509,675)	$(292,015)
Cash flows provided by financing activities	$102,571	$294,293	$404,047	$194,326

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and mortgage receivables and the related weighted-average interest rates by expected maturity dates as of September 30, 2005 (in thousands):

		Long-Term Debt			Mortgage Receivables
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2005	$954	5.57%	$—	—%	$—	—%
2006	4,125	5.56%	—	—%	81,000	9.47%
2007	82,727	5.55%	109,764	2.70%	10,000	14.29%
2008	11,319	5.63%	220,781	3.80%	28,500	8.63%
2009	348,360	5.59%	—	—%	32,000	10.34%
Thereafter	808,610	5.48%	40,000	4.81%	248,549	10.56%
Total	$1,256,095	5.52%	$370,545	3.48%	$400,049	10.28%
Fair Value	$1,263,000		$370,545		$400,049

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of September 30, 2005 (in thousands):

Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2005	$672	6.12%	$—	—%
2006 (1)	3,143	6.12%	297,000	4.75%
2007	6,107	6.12%	61,778	5.04%
2008	6,421	6.11%	—	—%
2009	6,908	6.11%	—	—%
Thereafter	453,431	5.92%	76,500	4.32%
Total	$476,682	6.00%	$435,278	4.72%
Fair Value	$479,000		$435,278

(1)	Included in this item is $297,000 based on the contractual maturity dates of the debt on 1515 Broadway and 1250 Broadway. These loans have three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of September 30, 2005 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	3.300%	8/2005	9/2006	$623
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	208
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	813
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	311
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	1,101
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	(280)
Interest Rate Swap	Term loan	LIBOR	125,000	2.710%	9/2004	9/2006	1,859
Interest Rate Swap	Term loan	LIBOR	—	4.352%	9/2006	8/2009	651
Interest Rate Swap	Term loan	LIBOR	60,000	3.770%	5/2005	1/2007	473
Interest Rate Swap	Term loan	LIBOR	—	4.364%	1/2007	5/2010	343
Interest Rate Cap	Mortgage	LIBOR	12,580	6.000%	8/2005	9/2007	2
Total Consolidated Hedges			$497,580				$6,104

In addition to these derivative instruments, our joint venture loan agreements require the joint ventures to purchase interest rate caps on their debt.  All these interest rate caps were out of the money and had no value at September 30, 2005.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits:

10.1

Credit Agreement dated as of September 29, 2005 by and among SL Green Operating Partnership, L.P., as Borrower SL Green Realty Corp., as Parent, WACHOVIA CAPITAL MARKETS, LLC and KEYBANK CAPITAL MARKETS, as Co-Lead Arrangers and Book Managers, WACHOVIA BANK, NATIONAL ASSOCIATION, as Administrative Agent, KEYBANK NATIONAL ASSOCIATION, as Syndication Agent, each of WELLS FARGO BANK, NATIONAL ASSOCIATION, EUROHYPO AG, NEW YORK BRANCH and COMMERZBANK, AG, NEW YORK BRANCH as Co-Documentation Agents, and the financial institutions initially signatory hereto and their assignees pursuant to SECTION 12.5., as Lenders, incorporated by reference to the Company’s Form 8-K, dated September 29, 2005, filed with the SEC on October 3, 2005.

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

Date: November 9, 2005