Form 10-K
period 2005-12-31
SL GREEN REALTY CORP
filed 2006-03-16
CIK 1040971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission File Number:  1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	13-3956755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170

(Address of principal executive offices - Zip Code)

(212)  594 – 2700

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☒                                 Accelerated filer ☐                                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of February 28, 2006, there were 42,967,995 shares of the Registrant’s common stock outstanding. The aggregate market value of the common stock, held by non-affiliates of the Registrant (40,782,568 shares) at June 30, 2005 was $2,630,475,636. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting, to be held on May 17, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL GREEN REALTY CORP.

FORM 10-K

TABLE OF CONTENTS

10-K PART AND ITEM NO.

PART I

1.	Business

1.A	Risk Factors

1.B	Unresolved Staff Comments

2.	Properties

3.	Legal Proceedings

4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

6.	Selected Financial Data

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

7A.	Quantitative and Qualitative Disclosures about Market Risk

8.	Financial Statements and Supplementary Data

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A.	Controls and Procedures

9B.	Other Information

PART III

10.	Directors and Executive Officers of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions

14.	Principal Accounting Fees and Services

PART IV

15.	Exhibits, Financial Statements and Schedules

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

As of December 31, 2005, our portfolio, which included interests in 28 properties aggregating 18.2 million square feet, consisted of 21 wholly-owned commercial office properties, or the wholly-owned properties, and seven partially-owned commercial office properties encompassing approximately 9.4 million and 8.8 million rentable square feet, respectively, located primarily in midtown Manhattan. Our wholly-owned interests in these properties represent fee ownership (15 properties), including ownership in condominium units, leasehold ownership (four properties) and operating sublease ownership (two properties). Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 96.0%. Our seven partially-owned commercial office properties, which we own through unconsolidated joint ventures, represent fee ownership. As of December 31, 2005 the weighted average occupancy of our partially-owned properties was 97.4%. We refer to our wholly-owned properties and unconsolidated joint ventures collectively as our portfolio. We also own interests in five retail properties encompassing approximately 168,000 square feet and one residential redevelopment property encompassing 220,000 square feet. In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. Our corporate staff consists of approximately 164 persons, including 129 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

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

Substantially all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. We are the sole managing general partner of, and as of December 31, 2005, were the owner of approximately 94.6% of the economic interests in, our Operating Partnership. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. Our Operating Partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

Our primary business objective is to maximize total return to stockholders through growth in funds from operations and appreciation in the value of our assets during any business cycle. We seek to achieve this objective by assembling a high quality portfolio of Manhattan office properties by capitalizing on current opportunities in the Manhattan office market through: (i) property acquisitions (directly or through joint ventures) - acquiring office properties at significant discounts to replacement costs with market rents at a premium to fully escalated in-place rents which provide attractive initial yields and the potential for cash flow growth as well as properties with significant vacancies; (ii) property repositioning - repositioning acquired retail and commercial office properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments inclusive of our investment in Gramercy Capital Corp., or Gramercy (NYSE:GKK), in the greater New York area. Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan’s primary commuter stations.

Property Acquisitions. We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets). In acquiring (core and non-core) properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management’s average 20 years of experience as a full-service, fully-integrated real estate company focused on the office market in Manhattan; (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies); (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iv) the ability to close a transaction quickly despite complicated ownership structures.

Property Repositioning. We apply our management’s experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their sub-markets. Many of the retail and commercial office buildings we own or acquire are located in or near sub-market(s) which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets. Because the properties feature unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in them provides us an opportunity to meet market needs and generate favorable returns.

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

Structured Finance. We seek to invest in high-yield structured finance investments. These investments generally provide high current returns and, in certain cases, a potential for future capital gains. These investments may also serve as a potential source of real estate acquisitions for us. These investments include both floating rate and fixed rate investments. Our floating rate investments serve as a natural hedge for our unhedged floating rate debt. We intend to invest not more than 10% of our total market capitalization in structured finance investments. With the commencement of operations of Gramercy, in August 2004, we have reduced our focus on direct structured finance investments made by us. We may make additional structured finance investments, subject to certain limitations, where Gramercy has determined that such investments do not fit its investment profile or where investments represent the refinancing of one of our existing investments or in connection with the sale of one of our properties. We hold a 25% non-controlling interest in Gramercy. Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

Competition

The Manhattan office market is a competitive marketplace. Although currently no other publicly traded REITs have been formed solely to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. In addition, we face competition from other real estate companies (including other REITs that currently invest in markets other than or in addition to Manhattan) that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Manhattan Office Market Overview

The properties in our portfolio are located in highly developed areas of Manhattan that include a large number of other office properties. Manhattan is by far the largest office market in the United States and contains more rentable square feet than the next five largest central business district office markets in the United States combined. Manhattan has a total inventory of 416 million square feet with 259 million square feet in Midtown. Based on current construction activity, we estimate that Midtown Manhattan will have approximately 4.8 million square feet of new construction coming on line. This represents approximately 1.1% of total Manhattan inventory. Of the current inventory under construction, 62% is pre-leased.

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

In addition to base rent, the tenant also generally will pay the tenant’s pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year, increases in the consumer price index over the index value in effect during a base year, or a fixed percentage increase over base rent.

Electricity is most often supplied by the landlord either on a sub-metered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours. During the year ended December 31, 2005, we were able to recover approximately 84% of our electric costs.

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

Occupancy

The following table sets forth the weighted average occupancy rates at our properties based on space leased as of December 31, 2005, 2004 and 2003:

	Percent Occupied as of December 31,
Property	2005	2004	2003
Same-Store Properties (1)	95.9%	95.8%	95.9%
Joint Venture Properties	97.4%	97.1%	96.3%
Portfolio	96.7%	95.6%	96.1%

(1) Represents 17 of our 21 wholly-owned properties owned by us at December 31, 2003 and still owned by us at December 31, 2005.

Rent Growth

We estimate that rents currently in place in our wholly-owned properties are approximately 18.7% below current market asking rents. We estimate that rents currently in place in our properties owned through joint ventures are approximately 38.4% below current market asking rents. This comparative measure was approximately 15.3% at December 31, 2004 for the wholly-owned properties and 19.1% for the joint venture properties. As of December 31, 2005, 49.6% and 39.4% of all leases in-place in our wholly-owned and joint venture properties, respectively, are scheduled to expire during the next five years. We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

Industry Segments

We are a REIT that acquires, owns, repositions, manages and leases commercial office properties in Manhattan and have two reportable segments, office real estate and structured finance investments. We evaluate real estate performance and allocate resources based on earnings contribution to net operating income.

Our real estate portfolio is primarily located in one geographical market of Manhattan. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2005, one tenant in our wholly-owned properties contributed approximately 10% of our annualized rent. No other tenant contributed more than 4.6% of our annualized rent. In addition, two properties, 420 Lexington Avenue and 220 East 42nd Street, each contributed in excess of 10% of our consolidated revenue for 2005. See Item 2 “Properties – 420 Lexington Avenue” and “ - 220 East 42nd Street” for a further discussion on these properties. In addition, one tenant at each of 1515 Broadway and One Madison Avenue-South Building, joint venture properties, contributed approximately 8.5% and 5.4% of portfolio annualized rent, respectively. Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue. In addition, two borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2005.

Employees

At December 31, 2005, we employed approximately 694 employees, over 139 of whom were managers and professionals, approximately 513 of whom were hourly-paid employees involved in building operations and approximately 42 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

During 2005, we acquired two wholly-owned properties, namely, 28 West 44th Street and One Madison Avenue-Clock Tower, for an aggregate gross purchase price of $221.0 million and encompassing 0.6 million rentable square feet. We also acquired an additional interest in 19 West 44th Street at an implied value of $91.2 million. In addition, we acquired a 55% interest in One Madison Avenue-South Building for a gross purchase price of approximately $803.0 million. This property encompasses approximately 1.2 million rentable square feet. In addition, we acquired ownership interests ranging between 45% and 50% in several retail properties, namely, 1551/1555 Broadway, 21 West 34th Street, 141 Fifth Avenue, 1604 Broadway (leasehold) and 379 West Broadway (leasehold) for a gross aggregate purchase price of $139.9 million. These properties encompass approximately 168,300 rentable square feet.

Dispositions

During 2005, we sold 1414 Avenue of the Americas for a gross sales price of $60.5 million. We realized a gain of approximately $35.9 million on the sale of this property, which encompassed 111,000 rentable square feet.

During 2005, through a joint venture, we sold the 265,000 square foot property located at 180 Madison Avenue for $92.7 million. The joint venture realized a gain of approximately $40.0 million. We held a 49.9% interest in the joint venture, which owned the property.

Structured Finance

During 2005, we originated approximately $148.1 million in structured finance and preferred equity investments (net of discount). There were also approximately $98.1 million in repayments and participations in 2005. We also made a $47.0 million investment in Gramercy, maintaining our 25% interest.

Offering/Financings

In September 2005, we closed on a new $500.0 million unsecured revolving credit facility. We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008. The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day London Interbank Offered Rate, or LIBOR, based on our leverage ratio, and has a one-year extension option.

In September 2005, we terminated our $300.0 million unsecured revolving credit facility. It bore interest at a spread ranging from 105 basis points to 135 basis points over the 30-day LIBOR, based on our leverage ratio.

In September 2005, we terminated our $125.0 million secured revolving credit facility. The secured revolving credit facility carried a spread ranging from 105 basis points to 135 basis points over the 30-day LIBOR, based on our leverage ratio.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan had a floating rate of 150 basis points over the current 30-day LIBOR rate. In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010.

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at December 31, 2005 as Junior Subordinate Deferrable Interest Debentures. The junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the rate will float at the three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

We also closed on mortgage financings at 711 Third Avenue, One Madison Avenue – Clock Tower, 1551/1555 Broadway, 21 West 34th Street and 141 Fifth Avenue, totaling approximately $556.6 million.

We also closed on mortgage financings at several of our joint ventures, including 1515 Broadway, One Madison Avenue – South Building and 100 Park Avenue, totaling approximately $1.5 billion.

Recent Developments

In January 2006 we, through a joint venture with The City Investment Fund, L.P., or CIF, recapitalized 485 Lexington Avenue. The joint venture obtained a $390.0 million three-year loan, which bears interest at 30-day LIBOR plus 1.35%, and which can be extended for an additional two years. HSH Nordbank AG, New York Branch fully underwrote the $390 million financing. The initial funding of the loan was approximately $293 million which was used to repay the existing loan, return 100% of the partners invested capital and provide for a return on capital that exceeded the performance thresholds established with CIF. The balance of the loan will be used to fund the remaining renovations, lease-up and tenant improvements for the building. As a result of exceeding the performance thresholds established with CIF, our economic stake in the property will increase from 30% to 50%. We used our portion of the refinancing proceeds to repay our 2005 unsecured revolving credit facility and retained a portion for future investments and working capital purposes.

ITEM 1A. RISK FACTORS

Declines in the demand for office space in New York City, and in particular, in Midtown Manhattan, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends to stockholders.

Most of our office properties are located in Midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in Midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2010, leases will expire on approximately 49.6% and 39.4% of the rentable square feet at our wholly-owned and joint venture properties, respectively. As of December 31, 2005, approximately 4.6 million and 3.3 million square feet are scheduled to expire by December 31, 2010 at our wholly-owned and joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling $179.4 million and $155.2 million, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in six of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 1140 Avenue of the Americas, 461 Fifth Avenue, 711 Third Avenue and 625 Madison Avenue. The average remaining term of these long-term leases, including our unilateral extension rights on six of the properties, is 44 years.

Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. The annualized escalated rents of these properties at December 31, 2005 totaled $138.4 million, or 39%, of our total annualized revenue associated with wholly-owned properties.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of December 31, 2005 for wholly-owned and joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 26.1% of our share of portfolio annualized rent, and other than three tenants, Viacom International Inc., Teachers Insurance Annuity Society, and Credit Suisse Securities (USA), LLC, who accounted for 8.5%, 6.4% and 5.4% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 3.2% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions to our stockholders.

We face risks associated with property acquisitions.

Since our initial public offering, we have made large acquisitions of properties and portfolios of properties. We intend to continue to acquire properties and portfolios of properties, including large portfolios that could continue to significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

•                                            we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REITs, institutional investment funds and private investors or at all;

•                                            even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•                                            even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•                                            we may be unable to finance acquisitions on favorable terms or at all;

•                                            acquired properties may fail to perform as we expected;

•                                            our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•                                            acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•                                            we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•                                            liabilities for clean-up of undisclosed environmental contamination;

•                                            claims by tenants, vendors or other persons dealing with the former owners of the properties;

•                                            liabilities incurred in the ordinary course of business; and

•                                            claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

We rely on three large properties for a significant portion of our revenue.

As of December 31, 2005, three of our properties, 420 Lexington Avenue, 1221 Avenue of the Americas and 1515 Broadway, accounted for over 30% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1221 Avenue of the Americas alone accounted for approximately 11% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our portfolio stockholders would be materially adversely affected if the groundlease for the 420 Lexington Avenue property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

The real estate industry witnessed a sharp rise in property insurance costs after the terrorist attacks on September 11, 2001. While there was some stabilizing of these costs, primarily as a result of the Terrorism Risk Insurance Act, or TRIA, enacted in November 2002, that required insurance companies to provide certain forms of terrorism coverage while providing a financial backstop in the event of a non-domestic terrorist attack, it was unclear whether Congress would extend or modify TRIA, which was set to expire on January 1, 2006. Accordingly, there could be disruption/repricing to the reduced cost.

On January 1, 2006, Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until 2007. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our unsecured revolving credit facility and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks, it could result in substantially higher insurance premiums.

We carry comprehensive “all-risk” (including fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio. The property coverage has a blanket limit of $600 million per occurrence for all the properties in our portfolio with a sublimit of $450 million for terrorism. The primary property policy expires in July 2007 and all other policies expire in October 2006. We have a minority interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism and in the “Bellemead” portfolio in NJ, where we participate with Gale Properties, which carries a blanket policy providing $200 million of “all-risk” property insurance including terrorism. Although we consider our insurance coverage appropriate, in the event of a major catastrophe, such as resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property. In addition, our policies do not cover properties that we may acquire in the future and insurance will need to be obtained if added to our portfolio prior to October 2006.

Our dependence on smaller and growth-oriented businesses to rent our office space could adversely affect our cash flow and results of operations.

Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space, including Class A space, as they develop. Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

The total principal amount of our outstanding consolidated indebtedness was $1.5 billion as of December 31, 2005, $32.0 million under our 2005 unsecured revolving credit facility, $325.0 million under our unsecured term loan, $200.0 million under our secured term loan, $100.0 million under our junior subordinated deferrable interest debentures and $885.3 million of non-recourse mortgage loans on twelve of our properties. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, credit facilities and term loans. Our 2005 unsecured revolving credit facility matures in September 2008. Our unsecured term loan matures in August 2009. Our secured term loan matures in May 2010. As of December 31, 2005, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was $2.3 billion, of which our proportionate share was $1.0 billion.

If we are unable to make payments under our unsecured credit facility and unsecured term loan, all amounts due and owing at such time shall accrue interest at a rate equal to 4% higher than the rate at which each such loan was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make scheduled payments under our secured and unsecured term loans and unsecured credit facility would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2006, no debt on our wholly-owned buildings, and one loan on our joint venture properties will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2005 unsecured revolving credit facility contain customary restrictions and requirements on our method of operations. Our 2005 unsecured revolving credit facility and unsecured term loan also require us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. Restrictions on our ability to conduct business could adversely affect our results of operations and our ability to make distributions to stockholders.

Rising interest rates could adversely affect our cash flow.

Advances under our 2005 unsecured revolving credit facility and unsecured term loan and certain property-level mortgage debt bear interest at a variable rate. These variable rate borrowings totaled $287.1 million at December 31, 2005. Borrowings under our 2005 unsecured revolving credit facility bear interest at a spread equal to the 30-day LIBOR, plus 95 basis points. Borrowings under our unsecured term loan and secured term loan bear interest at spreads equal to the 30-day LIBOR plus 125 basis points, respectively. As of December 31, 2005 borrowings under the 2005 unsecured revolving credit facility and secured and unsecured term loans and junior subordinated deferrable interest debentures totaled $32.0 million, $200.0 million, $325.0 million and $100.0 million, respectively, and bore interest at 4.90%, 4.37%, 4.64%, and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2005, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $2.7 million and would increase our share of joint venture annual interest costs by approximately $6.0 million.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Our policy of no limitation on debt could adversely affect our cash flow. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2005, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.0 billion, was approximately 41.2%. However, our policy is to incur debt only if upon a conversion our consolidated debt to market capitalization ratio would be 60.0% or less. Our board of directors can alter or eliminate this policy and would do so if our board of directors determines that this action is in the best interests of our business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to stockholders and could increase the risk of default on our indebtedness. In addition, any change that increases our debt to market capitalization percentage could be viewed negatively by investors. As a result, our share price could decrease.

We have established our debt policy relative to the total market capitalization of our business rather than relative to the book value of our assets. We use total market capitalization because we believe that the book value of our assets, which to a large extent is the depreciated original cost of our properties, and our primary tangible assets, does not accurately reflect our ability to borrow and to meet debt service requirements. Our market capitalization, however, is more variable than book value, and does not necessarily reflect the fair market value of our assets at all times. We also will consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause expenses, which could adversely affect our results of operations.

We owned mezzanine loans, junior participations and preferred equity interests in eighteen properties with an aggregate book value of $400.1 million at December 31, 2005. To the extent we invest in mezzanine loans, junior participations and preferred equity, such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2005, we were participating in eight unconsolidated joint ventures encompassing eight properties and had an aggregate cost basis in the joint ventures totaling $543.2 million. As of December 31, 2005, our share of joint venture debt totaled $1.0 billion.

Our joint venture agreements contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures.

Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

We are subject to possible environmental liabilities and other possible liabilities.

We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and, wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law.

Our properties may be subject to other risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make distributions to stockholders.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to pay dividends to our stockholders could be adversely affected.

Our charter documents and applicable law may hinder any attempt to acquire us, which could discourage takeover attempts and prevent our stockholders from receiving a premium over the market price of our stock.

Provisions of our articles of incorporation and bylaws could inhibit changes in control.

A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of the stock. However provisions contained in our articles of incorporation and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•                                            staggered board of directors;

•                                            ownership limitations for tax purposes;

•                                            the board of director’s ability to issue additional common stock and preferred stock without stockholder approval; and

•                                            stockholder rights plan.

Our board of directors is staggered into three separate classes.

The board of directors of our company is divided into three classes. The terms of the class I, class II and class III directors expire in 2006, 2007 and 2008, respectively. Our staggered board may deter changes in control because of the increased time period necessary for a third party to acquire control of the board.

We have a share ownership limit for REIT tax purposes.

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be “owned” directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one family member to another family member. To avoid violating this rule regarding share ownership limitations and maintain our REIT qualification, our articles of incorporation prohibit ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.

The board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.

Absent any exemption or waiver, stock acquired or held in excess of the limit on ownership will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the stockholder’s rights to distributions and to vote would terminate. The stockholder would be entitled to receive, from the proceeds of any subsequent sale of the shares transferred to the charitable trust, the lesser of:  the price paid for the stock or, if the owner did not pay for the stock, the market price of the stock on the date of the event causing the stock to be transferred to the charitable trust; and the amount realized from the sale.

This limitation on ownership of stock could delay or prevent a change in control.

We have a stockholder rights plan.

We adopted a stockholder rights plan which provides, among other things, that when specified events occur, our stockholders will be entitled to purchase from us a newly created series of junior preferred shares, subject to our ownership limit described above. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a public announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 17% or more of our outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to its business combination provisions and its control share provisions by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL’s business combination provisions, or amend our bylaws and elect to opt in to the MGCL’s control share provisions.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. These provisions may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide you with an opportunity to realize a premium over the then-current market price.

Future issuances of common stock and preferred stock could dilute existing stockholders’ interests.

Our articles of incorporation authorize our board of directors to issue additional shares of common stock and preferred stock without stockholder approval. Any such issuance could dilute our existing stockholders’ interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control.

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•                          the extent of your interest in us;

•                          the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•                          our financial performance; and

•                          general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

Market interest rates may have an effect on the value of our common stock.

If market interest rates go up, prospective purchasers of shares of our common stock may expect a higher distribution rate on our common stock. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to go down.

There are potential conflicts of interest between us and Mr. Green.

There is a potential conflict of interest relating to the disposition of the property contributed to us by Stephen L. Green, and his family. Mr. Green serves as the chairman of our board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to the operating partnership in exchange for units of limited partnership interest in the operating partnership. He did not recognize any taxable gain as a result of the contribution. The operating partnership, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him exceeded his tax basis by approximately $34.0 million at the time of contribution. The difference between fair market value and tax basis at the time of contribution represents a built-in gain. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to us. As a result, Mr. Green has a conflict of interest if the sale of a property, which he contributed, is in our best interest but not his.

There is a potential conflict of interest relating to the refinancing of indebtedness specifically allocated to Mr. Green. Mr. Green would recognize gain if he were to receive a distribution of cash from the operating partnership in an amount that exceeds his tax basis in his partnership units. His tax basis includes his share of debt, including mortgage indebtedness, owed by our Operating Partnership. If the Operating Partnership were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain.

Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect the value of the stock.

We have agreed to restrictions relating to future transactions involving 673 First Avenue and 470 Park Avenue South. During the period of time that these restrictions apply, our ability to manage or use these properties in a manner that is in our overall best interests may be impaired. In particular, these restrictions could preclude us from participating in major transactions otherwise favorable to us if a disposition of these restricted assets is required. These restrictions may also inhibit a change in control of our company even though a disposition or change in control might be in the best interests of the stockholders.

Specifically, we have agreed not to sell our interest in these properties until August 20, 2009 without the approval of unitholders holding at least 75% of the units issued in consideration for these properties. The current gross carrying value of the commercial real estate of these properties totaled $85.5 million at December 31, 2005. We have also agreed not to reduce the mortgage indebtedness ($34.5 million at December 31, 2005), other than pursuant to scheduled amortization, on 673 First Avenue until one year prior to its maturity date without the same consent. In addition, we are obligated to use commercially reasonable efforts to refinance this mortgage prior to its maturity date in an amount not less than the principal amount outstanding on the maturity date. With respect to 673 First Avenue, Mr. Green controls at least 75% of the units whose approval is necessary. With respect to 470 Park Avenue South, Mr. Green controls at least 65% of the units whose approval is necessary. Finally, during this period, we may not incur debt secured by any of these properties if the amount of our new debt would exceed the greater of 75% of the value of the property securing the debt or the amount of existing debt being refinanced plus associated costs. The maturity date for the mortgage loan for 673 First Avenue is February 11, 2013.

In addition, on May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners’ tax positions before December 31, 2011. We also acquired the property located at 220 East 42nd Street, New York, New York, on February 13, 2003 and condominium interests in the property located at 125 Broad Street, New York, New York on March 28, 2003. We have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in these properties prior to the acquisitions for a period of seven years, in the case of 220 East 42nd Street, and a period of three years, in the case of 125 Broad Street, after the respective acquisitions. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years after the acquisition.

In connection with future acquisitions of interests in properties, we may agree to similar restrictions on our ability to sell or refinance the acquired properties with similar potential adverse consequences.

We face potential conflicts of interest.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities in which senior management, directly or indirectly, has an interest.

Two entities owned by one of Mr. Green’s sons, First Quality Maintenance, L.P. and Classic Security LLC, currently provide cleaning, exterminating and security services to all of our office properties, with the exception of cleaning services at one property. Our company and our tenants accounted for approximately 12.9% of First Quality Maintenance, L.P.’s 2005 total revenue and 42.4% of Classic Security LLC’s 2005 total revenue. Bright Star Courier, LLC, a messenger service company owned by one of Mr. Green’s sons, has provided messenger services at of our properties since May 1, 2002. We accounted for approximately 29.9% of Bright Star Courier, LLC’s 2005 total revenue. In addition, Onyx Restoration Works, a restoration company owned by one of Mr. Green’s sons, has provided restoration services at all of our properties since March 2005. We accounted for approximately 67.1% of Onyx Restoration Works’ 2005 total revenue. While the contracts pursuant to which these services are provided are reviewed by our board of directors, they are not the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services.

Members of management may have a conflict of interest over whether to enforce terms of senior management’s employment and noncompetition agreements.

Stephen Green, Marc Holliday, Gregory Hughes, Andrew Levine, Gerard Nocera and Andrew Mathias entered into employment and noncompetition agreements with us pursuant to which they have agreed not to engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

Our failure to qualify as a REIT would be costly.

We believe we have operated in a manner to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of these requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within our control, can affect our qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants us relief under specific statutory provisions, we would remain disqualified as a REIT for four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer require us to make any distributions to stockholders.

Previously enacted tax legislation reduces tax rates for dividends paid by non-REIT corporations.

Under certain previously enacted tax legislation, the maximum tax rate on dividends to individuals has generally been reduced from 38.6% to 15% (from January 1, 2003 through December 31, 2008). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation will not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to predict whether such a change in perceived relative value will occur or what the effect, if any, this legislation will have on the market price of our stock.

We are dependent on external sources of capital.

Because of distribution requirements imposed on us to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity, and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, and REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders’ interests, and additional debt financing may substantially increase our leverage.

We face significant competition for tenants.

The leasing of real estate is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located. Demand for retail space has been impacted by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect the ability of our company to attract and retain tenants.

Our office building properties are concentrated in highly developed areas of midtown Manhattan. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge. These competing properties may be newer or better located. In addition, we may compete with other property owners (including other REITs that currently invest in markets other than Manhattan) that are willing to pay higher prices to acquire properties in transactions that are more highly leveraged than we are willing to undertake and therefore, our ability to make future acquisitions may be limited.

Loss of our key personnel could harm our operations.

We are dependent on the efforts of Stephen L. Green, the chairman of our board of directors and an executive officer, and Marc Holliday, our chief executive officer and president. A loss of the services of either of these individuals could adversely affect our operations.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Forward-Looking Statements May Prove Inaccurate

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Information” for additional disclosure regarding forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of December 31, 2005, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.  PROPERTIES

The Portfolio

General

As of December 31, 2005, we wholly-owned 21 commercial office properties encompassing approximately 9.4 million rentable square feet located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2005, our portfolio also included ownership interests in seven unconsolidated joint ventures, which own commercial office properties located in Manhattan, encompassing approximately 8.8 million rentable square feet. As of December 31, 2005, our portfolio also included consolidated and unconsolidated retail (five) and development (one) properties encompassing approximately 388,000 rentable square feet.

The following table sets forth certain information with respect to each of the Manhattan office properties in the portfolio as of December 31, 2005:

Property Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)

PROPERTIES 100% OWNED
“Same Store”
1140 Avenue of the Americas	1926/1998	Rockefeller Center	191,000	1.1	97.1	$9,130,884	2	25	$43.83	$38.58
110 East 42nd Street	1921	Grand Central North	181,000	1.0	96.5	6,999,960	1	29	38.71	31.26
125 Broad Street	1968/1997	Downtown	525,000	2.9	100.0	18,065,112	3	4	34.44	29.25
1372 Broadway	1926/1998	Times Square South	508,000	2.8	84.1	15,523,092	3	22	34.44	25.83
220 East 42nd Street	1929	Midtown	1,135,000	6.3	99.5	39,095,412	7	40	35.48	32.36
286 Madison Avenue	1918/1997	Grand Central South	112,000	0.6	99.8	4,072,440	1	39	34.63	29.62
290 Madison Avenue	1952	Grand Central South	37,000	0.2	100.0	1,435,416	0	4	37.65	34.24
292 Madison Avenue	1923	Grand Central South	187,000	1.0	99.7	7,961,160	1	20	42.43	35.49
317 Madison Avenue	1920/2004	Grand Central	450,000	2.5	93.7	17,413,440	3	89	39.51	31.25
420 Lexington Ave (Graybar) (7)	1927/1999	Grand Central North	1,188,000	6.5	97.1	52,359,132	10	250	40.07	32.27
440 Ninth Avenue	1927/1989	Times Square South	339,000	1.9	100.0	10,148,568	2	14	26.47	19.54
461 Fifth Avenue (9)	1988	Grand Central	200,000	1.1	89.7	10,778,316	2	17	58.86	55.25
470 Park Avenue South (5)	1912/1944	Park Avenue South	260,000	1.4	93.8	8,788,788	2	26	35.00	26.64
555 West 57th Street (6)	1971	Midtown West	941,000	5.2	100.0	26,800,380	5	18	27.46	22.03
673 First Avenue (6)	1928/1990	Grand Central South	422,000	2.3	77.8	10,370,676	2	10	30.35	29.08
70 West 36th Street	1923/1994	Times Square South	151,000	0.8	96.1	4,244,040	1	29	27.88	21.89
711 Third Avenue (6) (8)	1955	Grand Central North	524,000	2.9	100.0	22,951,080	4	19	41.97	31.07
Subtotal / Weighted Average			7,351,000	40.5	95.9	$266,137,896	49	655	$36.01	$29.73

ADJUSTMENTS
19 West 44th Street	1916	Midtown	292,000	1.6	96.8	10,562,592	2	68	38.67	35.91
750 Third Avenue (10)	1958/1998	Grand Central Square	780,000	4.3	100.0	33,814,224	6	6	43.40	43.40
625 Madison Avenue	1956/2002	Plaza District	563,000	3.1	91.7	32,855,340	6	39	64.09	61.54
28 West 44th Street	1919/2003	Midtown	359,000	2.0	94.2	12,212,076	2	70	38.13	36.40
Subtotal / Weighted Average (11)			1,994,000	11.0	96.2	$89,444,232	16	183	$47.45	$46.06

Total / Weighted Average Properties 100% Owned			9,345,000	51.5	96.0	$355,582,128	65	838	$38.33	$33.05

PROPERTIES < 100% OWNED (Unconsolidated)
“Same Store”
One Park Avenue (15)	1925/1986	Grand Central South	913,000	5.0	97.8	$35,102,616	1	19	$39.50	$37.40
1250 Broadway (6) (12)	1968/2001	Penn Station	670,000	3.7	95.8	21,957,480	2	34	32.89	28.77
1515 Broadway (6) (13)	1972	Times Square	1,750,000	9.6	100.0	81,679,788	10	12	47.90	39.31
100 Park Avenue (14)	1950/1980	Grand Central South	834,000	4.6	92.7	32,727,384	3	39	42.45	35.58
1221 Avenue of the Americas (16)	1971/1997	Rockefeller Center	2,550,000	14.0	96.5	127,364,292	11	24	53.35	52.35

Subtotal / Weighted Average			6,717,000	36.9	97.0	$298,831,560	27	128	$46.55	$42.35

ADJUSTMENTS
485 Lexington Avenue (10) (17)	1956/1998	Grand Central Square	921,000	5.1	100.0	41,997,372	2	4	45.63	45.63
One Madison Avenue (12)	1960	Park Avenue South	1,176,900	6.5	97.5	54,797,412	6	2	47.75	48.51
Subtotal / Weighted Average (18)			2,097,900	11.6	98.6	$96,794,784	8	6	$46.81	$47.23

Total / Weighted Average Properties Less Than 100% Owned			8,814,900	48.5	97.4	$395,626,344	35	134	$46.61	$43.54

Grand Total / Weighted Average			18,159,900	100.0	96.7	$751,208,472	—	972
Grand Total - SLG Share of Annualized Rent			—	—	—	$545,846,105	100	—

Same Store Occupancy % -Combined			14,068,000	77.4	96.5	—

(1) Including Ownership of 50% in Building Fee.

	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Retail/ Development Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)

RETAIL & DEVELOPMENT PROPERTIES

One Madison Avenue – Clock Tower	1909	Park Avenue South	220,000	56.6	—	$ N/A	N/A	N/A	—	—
1551-1555 Broadway (19)	1890	Times Square	23,600	6.1	—	N/A	N/A	N/A	—	—
1604 Broadway (20)	1912/2001	Times Square	41,100	10.6	17.2	2,090,336	17	2	—	—
21 West 34th Street (19)	1857/1960	Herald Square/Penn Station	20,100	5.2	100.0	N/A	N/A	N/A	—	—
379 West Broadway (20)	1853/1987	Cast Iron/ Soho	62,006	16.0	100.0	2,593,165	21	7	—	—
141 Fifth Avenue (19)	1879	Flat Iron	21,500	5.5	100.0	749,250	7	4	—	—

Total / Weighted Average Retail/Development Properties			388,306	100.0	N/A	$5,432,751	45	13	—	—

(1)

Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2005 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2005 for the 12 months ending December 31, 2006 are approximately $1.9 million for our wholly-owned properties and $5.3 million for our joint venture properties.

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

(5)	470 Park Avenue South is comprised of two buildings, 468 Park Avenue South (a 17-story office building) and 470 Park Avenue South (a 12-story office building).

(6)	Includes a parking garage.

(7)	We hold an operating sublease interest in the land and improvements.

(8)	We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(9)	We hold a leasehold interest in this property.

(10)	The Net Effective Rent per Leased Square Foot is presented on a triple-net basis as the property is subject to a master lease.

(11)	Includes approximately 8.4 million square feet of rentable office space, 0.9 million square feet of rentable retail space and 0.1 million square feet of garage space.

(12)	We own a 55% interest in this joint venture and manage the property held by such venture.

(13)	We hold a 68.45% economic interest in this joint venture.

(14)	We own a 49.9% interest in this joint venture.

(15)	We own a 16.7% interest in this joint venture and manage the property held by such venture.

(16)	We own a 45% interest in this joint venture. We do not manage this property.

(17)	We own a 30% interest in this joint venture and manage the property held by such venture.

(18)	Includes approximately 8.0 million square feet of rentable office space, 0.7 million square feet of rentable retail space and 0.1 million square feet of garage space.

(19)	We own a 50.0% interest in this joint venture.

(20)	We own a 45.0% interest in this joint venture.

Historical Occupancy. We have historically achieved consistently higher occupancy rates in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2) (3)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2) (3)
December 31, 2005	96.7%	94.4%	92.5%
December 31, 2004	96.0%	93.0%	91.0%
December 31, 2003	96.0%	92.0%	90.0%
December 31, 2002	97.0%	94.0%	89.0%
December 31, 2001	97.0%	96.0%	92.0%

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

Lease Expirations

Leases in our portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2010, the average annual rollover at our wholly-owned properties and joint venture properties is approximately 4.6 million square feet and 3.3 million square feet, respectively, representing an average annual expiration rate of 9.9% and 7.9% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our wholly-owned properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2005 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-Owned Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2006 (3) (4)	135	1,199,175	12.9	$45,195,219	$37.69
2007	114	388,909	4.2	15,873,780	40.82
2008	118	752,352	8.1	29,477,488	39.18
2009	91	608,299	6.6	25,395,108	41.75
2010	136	1,647,846	17.8	63,408,228	38.48
2011	50	528,072	5.7	25,647,312	48.57
2012	46	711,905	7.7	20,808,288	29.23
2013	38	754,176	8.1	27,979,692	37.10
2014	26	368,970	4.0	13,185,456	35.74
2015 & thereafter	107	2,316,748	24.9	88,611,557	38.25
Total/weighted average	861	9,276,452	100.0	$355,582,128	$38.33

(1)

Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2005 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2005 for the 12 months ending December 31, 2006, are approximately $1.9 million for the properties.

(2)	Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 43,208 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2005.

(4)	Underlying the Teachers Insurance Annuity Society lease at 750 Third Avenue are leases totaling 573,884 square feet, which have various expiring terms between 2008 and 2021.

Joint Venture Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2006 (3)	14	536,845	6.3	$20,991,832	$39.10
2007	12	401,613	4.7	23,162,784	57.67
2008	19	521,769	6.2	21,867,132	41.91
2009	21	575,950	6.8	26,876,724	46.67
2010	19	1,310,637	15.5	62,346,132	47.57
2011	4	112,950	1.3	5,182,524	45.88
2012	9	211,725	2.5	8,684,632	41.02
2013	7	1,089,987	12.8	54,834,408	50.31
2014	11	170,671	2.0	13,595,736	79.66
2015 & thereafter	34	3,555,462	41.9	158,084,440	44.46
Total/weighted average	150	8,487,609	100.0	$395,626,344	$46.61

(1)   Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2005 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2005 for the 12 months ending December 31, 2006 are approximately $5.3 million for the joint venture properties.

(2)   Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)   Includes 6,934 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2005.

Tenant Diversification

Our portfolio is currently leased to approximately 972 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 25 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2005:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)

Viacom International Inc.	1515 Broadway	113	1,375,776	7.6	8.5
Credit Suisse Securities (USA), LLC	One Madison Avenue	180	1,123,879	6.2	5.4
Teachers Insurance Annuity Society	750 Third Avenue and 485 Lexington Ave.	—	1,078,618	5.9	6.4
Citigroup, N.A.	125 Broad Street, One Park Avenue and 485 Lexington Avenue	134	643,752	3.5	3.2
Morgan Stanley & Co., Inc.	1221 Sixth Avenue	94	496,249	2.7	2.6
Societe Generale	1221 Sixth Avenue	93	486,663	2.7	2.0
Omnicom Group	220 East 42nd Street	136	480,282	2.7	2.9
The McGraw Hill Companies	1221 Sixth Avenue	171	420,328	2.3	1.5
Visiting Nurse Services	1250 Broadway	156	290,741	1.6	0.9
City University of NY-CUNY	555 West 57th St. and 28 West 44th Street	123	233,580	1.3	1.4
New York Presbyterian Hospital	555 West 57th St.	188	231,888	1.3	1.2
BMW of Manhattan, Inc.	555 West 57th St.	79	227,782	1.3	0.7
The Travelers Indemnity Company	485 Lexington Avenue	128	210,609	1.2	0.6
CBS, Inc.	555 West 57th St.	96	188,583	1.0	1.1
Polo Ralph Lauren Corporation	625 Madison Avenue	168	186,000	1.0	1.7
The Columbia House Co.	1221 Sixth Avenue	25	175,312	1.0	0.7
Mt. Sinai Hospital & NYU Hospital Centers	One Park Avenue and 625 Madison Avenue	123	173,741	1.0	0.3
J&W Seligman & Co., Inc.	100 Park Avenue	47	168,390	1.0	0.6
Segal Company	One Park Avenue	48	157,947	0.9	0.2
Sonnenschein, Nath & Rosenthal	1221 Sixth Avenue	145	147,997	0.8	0.6
Altria Corp. Services	100 Park Avenue	24	136,118	0.7	0.6
MTA	420 Lexington Ave.	121	134,687	0.7	0.8
Tribune Newspaper/WQCD/WPIX	220 East 42nd Street	51	134,208	0.7	0.8
St. Luke’s Roosevelt Hospital Ctr.	555 West 57th St.	102	134,150	0.7	0.7
Ross Stores, Inc.	1372 Broadway	53	126,001	0.7	0.7
Total Weighted Average (3)			9,163,281	50.5	46.1

(1)   This list is not intended to be representative of our tenants as a whole.

(2)   Lease term from December 31, 2005 until the date of the last expiring lease for tenants with multiple leases.

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

The Graybar Building consists of the building at 420 Lexington Avenue and fee title to a portion of the land above the railroad tracks and associated structures, which form a portion of the Grand Central Terminal complex in midtown Manhattan. Our interest consists of a tenant’s interest in a controlling sublease, as described below.

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord’s interest under the operating lease through which we hold our interest in this property. This operating lease which expires December 31, 2008 is subject to renewal by us through December 31, 2029, or the Graybar ground lease. We control the exercise of this renewal option through the terms of subordinate leases, which have corresponding renewal option terms and control provisions and which culminate in the Graybar operating sublease. An unaffiliated third-party owns the landlord’s interest in the Graybar operating sublease.

The Graybar Building is our largest wholly-owned property based on total wholly-owned property square footage and consolidated revenue for 2005. It contributes Annualized Rent of approximately $52.3 million, or 9.6% of our portfolio’s Annualized Rent at December 31, 2005 and 13.5% of our consolidated revenue for 2005.

As of December 31, 2005, 97.1% of the rentable square footage in the Graybar Building was leased. The following table sets forth certain information with respect to this property:

Year-End	Percent Leased	Annualized Rent per Leased Square Foot
2005	97%	$40.07
2004	97%	38.89
2003	94%	43.16
2002	95%	37.52
2001	95%	33.48

As of December 31, 2005, the Graybar Building was leased to 250 tenants operating in various industries, including legal services, financial services and advertising. One tenant occupied approximately 11.3% of the rentable square footage at this property and accounted for approximately 8.0% of this property’s Annualized Rent. The next largest tenant occupied approximately 6.8% of the rentable square footage at this property and accounted for approximately 6.8% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2005 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2006 (3)	39	75,061	5.7	$3,092,616	$41.20
2007	46	97,219	7.4	3,876,528	39.87
2008	47	175,207	13.4	7,656,960	43.70
2009	27	150,008	11.5	5,989,452	39.93
2010	46	163,328	12.5	7,555,224	46.26
2011	16	111,314	8.5	5,005,008	44.96
2012	6	33,348	2.6	1,412,160	42.35
2013	8	138,613	10.6	5,771,736	41.64
2014	5	16,479	1.3	596,664	36.21
2015 & thereafter	17	345,961	26.5	11,402,784	32.96
Subtotal/Weighted average	257	1,306,538	100.0	$52,359,132	$40.07

(1)           Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2005 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2005 for the 12 months ending December 31, 2006 are approximately $0.9 million for this property.

(2)           Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)           Includes approximately 8,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2005.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $166.3 million as of December 31, 2005. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives, which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.306 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2005/2006-tax year, is approximately $10.9 million (at a taxable assessed value of approximately $95.0 million).

220 East 42nd Street

We acquired the 1.1 million square foot office property located at 220 East 42nd Street, Manhattan, known as The News Building, for a purchase price of approximately $265.0 million in February 2003. This property is located in the Grand Central and United Nations sub-market(s).

The News Building is our second largest wholly-owned property based on total wholly-owned property square footage and consolidated revenue for 2005. It contributes Annualized Rent of approximately $39.1 million, or 7.2% of our portfolio’s Annualized Rent at December 31, 2005 and 10.0% of our consolidated revenue for 2005.

As of December 31, 2005, 99.5% of the rentable square footage in The News Building was leased and had an annualized rent per leased square foot of $35.48.

As of December 31, 2005, The News Building was leased to 40 tenants operating in various industries, including legal services, financial services and advertising. One tenant occupied approximately 42.3% of the rentable square footage at this property and accounted for approximately 41.2% of this property’s Annualized Rent. The next largest tenant occupied approximately 11.8% of the rentable square footage at this property and accounted for approximately 11.0% of this property’s Annualized Rent. The third largest tenant occupied approximately 8.2% of the rentable square footage at this property and accounted for approximately 10.8% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at The News Building for leases executed as of December 31, 2005 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2006	3	40,326	3.6	$1,217,196	$30.18
2007	5	15,836	1.4	772,176	48.76
2008	4	80,704	7.3	2,298,384	28.48
2009	1	61,297	5.6	2,391,132	39.01
2010	7	252,832	22.9	9,571,128	37.86
2011	1	17,818	1.6	448,704	25.18
2012	4	16,033	1.5	797,496	49.74
2013	8	105,631	9.6	4,905,696	46.44
2014	—	—	—	—	—
2015 & thereafter	13	511,464	46.4	16,693,500	32.64
Subtotal/Weighted average	46	1,101,941	100.0	$39,095,412	$35.48

(1)           Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2005 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2005 for the 12 months ending December 31, 2006 are approximately $318,000 for this property.

(2)           Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

The aggregate undepreciated tax basis of depreciable real property at The News Building for Federal income tax purposes was $269.0 million as of December 31, 2005. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives, which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $11.306 per $100 of assessed value. The total annual tax for The News Building at this rate, including the applicable BID tax for the 2005/2006-tax year, is $7.5 million (at a taxable assessed value of $64.9 million).

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

ITEM 3.          LEGAL PROCEEDINGS

As of December 31, 2005, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol “SLG.” On February 28, 2006, the reported closing sale price per share of common stock on the NYSE was $86.91 and there were approximately 150 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2005			2004
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$59.74	$52.70	$0.54	$47.78	$41.12	$0.50
June 30	$66.05	$55.38	$0.54	$48.20	$40.24	$0.50
September 30	$70.10	$64.76	$0.54	$51.81	$47.19	$0.50
December 31	$77.14	$63.80	$0.60	$60.55	$52.30	$0.54

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends” for additional information regarding our dividends.

UNITS

At December 31, 2005, there were 2,426,786 units of limited partnership interest of the Operating Partnership outstanding. These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We issued 251,293, 351,750 and 211,750 shares of our common stock in 2005, 2004 and 2003, respectively, for deferred stock-based compensation in connection with employment contracts and other compensation-related grants. These transactions were not registered under the Securities Act of 1933, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.

See Notes 14 and 16 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,724,925	$41.49	3,052,037 (3)
Equity compensation plans not approved by security holders (2)	6,333	$24.70	0

Total	1,731,258	$41.25	3,052,037

(1)            Includes information related to our 2005 Stock Option and Incentive Plan and Amended 1997 Stock Option and Incentive Plan, as amended.

(2)            Certain of our employees, most of whom were executive officers, were granted an aggregate of 435,000 options as part of their initial employment agreements entered into at the time the employees first joined our company. The options have a weighted average exercise price of $24.61. A substantial portion of the options were issued during or before calendar year 2000 and no option grants have been made outside of our Amended 1997 Stock Option and Incentive Plan, as amended, subsequent to February 2001.

(3)            Balance is after reserving for shares to be issued under our 2003 Long-Term Outperformance Compensation Program.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income or funds from operations.

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2005.

	Year Ended December 31,
Operating Data	2005	2004	2003	2002	2001
(In thousands, except per share data)
Total revenue	$440,182	$343,718	$281,670	$210,728	$215,759
Operating expenses	104,098	84,475	72,246	48,482	48,021
Real estate taxes	60,659	48,030	39,832	24,539	25,249
Ground rent	19,598	16,179	13,562	12,637	12,579
Interest	77,353	61,636	44,404	34,321	42,754
Amortization of deferred finance costs	4,461	3,275	3,844	3,427	3,608
Depreciation and amortization	60,647	48,220	37,784	28,973	27,998
Marketing, general and administration	44,215	30,279	17,131	13,282	15,374
Total expenses	371,031	292,094	228,803	165,661	175,583
Income from continuing operations before items	69,151	51,624	52,867	45,067	40,176
Equity in net (loss) income from affiliates	—	—	(196)	292	(1,054)
Equity in net income of unconsolidated joint ventures	49,349	44,037	14,871	18,383	8,607
Income from continuing operations before minority interest and gain on sales	118,500	95,661	67,542	63,742	47,729
Minority interest	(6,981)	(5,630)	(4,117)	(3,708)	(3,395)
Income before gains on sale and cumulative effect of accounting change	111,519	90,031	63,425	60,034	44,334
Gain on sale of properties/preferred investments	11,550	22,012	3,087	—	4,956
Cumulative effect of change in accounting principle	—	—	—	—	(532)
Income from continuing operations	123,069	112,043	66,512	60,034	48,758
Discontinued operations (net of minority interest)	34,350	97,387	31,647	14,297	14,243
Net income	157,419	209,430	98,159	74,331	63,001
Preferred dividends and accretion	(19,875)	(16,258)	(7,712)	(9,690)	(9,658)
Income available to common stockholders	$137,544	$193,172	$90,447	$64,641	$53,343
Net income per common share – Basic	$3.29	$4.93	$2.80	$2.14	$1.98
Net income per common share – Diluted	$3.20	$4.75	$2.66	$2.09	$1.94
Cash dividends declared per common share	$2.22	$2.04	$1.895	$1.7925	$1.605
Basic weighted average common shares outstanding	41,793	39,171	32,265	30,236	26,993
Diluted weighted average common shares and common share equivalents outstanding	45,504	43,078	38,970	37,786	29,808

	As of December 31,
Balance Sheet Data	2005	2004	2003	2002	2001
	(In thousands)
Commercial real estate, before accumulated depreciation	$2,222,922	$1,756,104	$1,346,431	$975,776	$984,375
Total assets	3,309,777	2,751,881	2,261,841	1,473,170	1,371,577
Mortgage notes payable, revolving credit facilities, term loans and trust preferred securities	1,542,252	1,150,376	1,119,449	541,503	504,831
Minority interests	99,061	75,064	54,791	44,718	46,430
Preferred Income Equity Redeemable Shares SM	—	—	—	111,721	111,231
Stockholders’ equity	1,459,441	1,347,880	950,782	626,645	612,908

	Year Ended December 31,
Other Data	2005	2004	2003	2002	2001
	(In thousands)
Funds from operations available to common stockholders (1)	$189,513	$162,377	$128,780	$116,230	$94,416
Funds from operations available to all stockholders (1)	189,513	162,377	135,473	125,430	103,616
Net cash provided by operating activities	138,398	164,458	96,121	116,694	83,631
Net cash used in investment activities	(465,674)	(269,045)	(509,240)	(67,074)	(423,104)
Net cash provided by (used in) financing activities	315,585	101,836	393,645	(4,793)	341,873

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

Recovery of the commercial real estate market that began in 2003 took hold in 2004 and solidified in 2005. Leasing activity for Manhattan, a borough of New York City, totaled approximately 25.5 million square feet compared to 29.5 million square feet in 2004. Of the total 2005 leasing activity in Manhattan, Midtown, a submarket of Manhattan, accounted for approximately 17.9 million square feet, or 70.0%. Overall vacancy in Midtown decreased from 10.1% in 2004 to 7.8% in 2005. Overall asking rents in Midtown increased from $45.98 at year-end 2004 to $47.41 at year-end 2005, an increase greater than 3.0%. Midtown again saw positive absorption of 6.8 million square feet. This increase in leasing activity was led by financial services firms, law firms and communications/media firms.

During 2005, no new office space was added to the Midtown office inventory. In a supply-constrained market, there are few signs of a reprieve, with only 4.8 million square feet under construction in Midtown as of year-end, 2.9 million square feet of which is already pre-leased.

New York City sales activity in 2005 surpassed the record set in 2004, as total volume reached approximately $19.4 billion.

We saw significant increases in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2005 at 4.39%, a 199 basis point increase from the end of 2004. The ten-year US Treasuries ended 2005 at 4.39% compared to 4.22% at the end of 2004.

The record hurricane season in 2005 caused several oil and gas wells and refineries to be taken off line for a period of time. This reduction in supply caused the price of oil and gas to increase. This in turn impacted the cost of utilities to operate our properties.

Uncertainty over whether the Federal government would extend the Terrorism Risk Insurance Act resulted in large increases in insurance premiums for policies that were bound towards the end of 2005.

We once again had an active year in 2005. The highlights follow:

•      Acquired four properties for approximately $1.1 billion, encompassing 1.8 million square feet;

•      Acquired interests in six retail properties for approximately $139.9 million, encompassing 168,000 square feet;

•      Sold two properties at an aggregate gross sales price of $153.2 million;

•      Invested approximately $46.7 million in Gramercy Capital Corp., or Gramercy, a specialty finance company;

•      Originated approximately $50.0 million of new structured finance investments, net of redemptions;

•      Closed a new unsecured revolving credit facility at spreads ranging from 85 basis points to 125 basis points;

•      Closed approximately $2.1 billion of mortgage financing, a $100.0 million secured term loan and $100.0 million of junior subordinate deferrable interest debentures;

•      Increased portfolio occupancy from 95.6% at December 31, 2004 to 96.7% at December 31, 2005, and

•      Signed 239 office leases totaling 2.1 million square feet during 2005 while increasing the cash rents paid by new tenants on previously occupied space by 11.2% over the most recent cash rent paid by the previous tenants for the same space.

The net-lease with Teachers Insurance Annuity Society, or TIAA, at 750 Third Avenue and 485 Lexington Avenue ended on December 31, 2005. The majority of the space vacated by TIAA in January 2006 had been leased to other tenants resulting in 750 Third being 91.6% leased and 485 Lexington being 79.6% leased at the end of January 2006.

Our outlook for 2006 is a continuation of the solid performance demonstrated in 2005.

As of December 31, 2005, our wholly-owned properties consisted of 21 commercial office properties encompassing approximately 9.4 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of December 31, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.0%. Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial office properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 97.4% as of December 31, 2005. We also own 388,000 square feet of retail and development properties. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or structured finance investments was impaired at December 31, 2005 and 2004.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses. No reserve for impairment was required at December 31, 2005 or 2004.

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

Results of Operations

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following comparison for the year ended December 31, 2005, or 2005, to the year ended December 31, 2004, or 2004, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at December 31, 2005 and total 17 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), One Madison Avenue-Clock Tower (April 2005), 19 West 44th Street (June 2005), 141 Fifth Avenue (August 2005), 1604 Broadway (November 2005) and

(iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$298.5	$240.4	$58.1	24.2%
Escalation and reimbursement revenue	58.5	44.4	14.1	31.8
Total	$357.0	$284.8	$72.2	25.4%

Same-Store Properties	$286.6	$272.9	$13.7	5.0%
Acquisitions	69.4	12.9	56.5	438.0
Other	1.0	(1.0)	2.0	200.0
Total	$357.0	$284.8	$72.2	25.4%

Occupancy in the Same-Store Properties increased slightly from 95.8% at December 31, 2004 to 95.9% at December 31, 2005. The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2005 compared to a partial period or not being included in 2004.

At December 31, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 18.7% higher than then existing in-place fully escalated rents. Approximately 6.7% of the space leased at our wholly-owned properties expires during 2006. We believe that occupancy rates at the Same-Store Properties will range between approximately 96% and 97% in 2006.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($6.4 million), and the Acquisitions ($7.4 million) and in Other ($0.4 million). The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($3.5 million), operating expense recoveries ($1.3 million) and real estate tax recoveries ($1.5 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$49.3	$44.0	$5.3	12.1%
Investment and preferred equity income	45.0	39.1	5.9	15.1
Other	38.2	19.9	18.3	92.0
Total	$132.5	$103.0	$29.5	28.6%

The increase in equity in net income of unconsolidated joint ventures was primarily due to contributions from 1515 Broadway ($0.4 million), 1221 Avenue of the Americas ($1.0 million) and Gramercy ($7.3 million). This was partially offset by decreases at One-Madison Avenue-South Building ($1.7 million), 100 Park Avenue, ($1.1 million) and by a reduction in our interest in One Park Avenue from 55% to 16.7% ($1.8 million). Occupancy at our joint venture properties increased from 97.1% in 2004 to 97.4% in 2005. At December 31, 2005, we estimated that current market rents at our joint venture properties were approximately 38.4% higher than then existing in-place fully escalated rents. Approximately 6.3% of the space leased at our joint venture properties expires during 2006.

The increase in investment and preferred equity income was primarily due to the weighted average investment balance outstanding and yield being $393.9 million and 10.5%, respectively, for 2005 compared to $285.0 million and 10.5%, respectively, for 2004. In addition, we recognized a one-time gain on a mortgage investment of $4.2 million in 2004.

The increase in Other was primarily due to an incentive fee recognized in 2005 in connection with the resolution of the MSREF joint ventures ($10.8 million), lease buy-out income ($0.7 million), fee income earned by GKK Manager LLC, an affiliate of ours and the external manager of Gramercy, (approximately $9.2 million), fee income earned by the service corporation ($1.0 million) and fee income from the settlement of a prior structured finance investment (approximately $1.3 million). This was offset by an incentive fee recognized in 2004 in connection with the recapitalization of One Park Avenue (approximately $4.3 million).

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	$104.1	$84.5	$19.6	23.2%
Real estate taxes	60.7	48.0	12.7	26.5
Ground rent	19.6	16.2	3.4	21.0
Total	$184.4	$148.7	$35.7	24.0%

Same-Store Properties	$145.7	$134.8	$10.9	8.1%
Acquisitions	28.4	4.0	24.4	610.0
Other	10.3	9.9	0.4	4.0
Total	$184.4	$148.7	$35.7	24.0%

Same-Store Properties operating expenses, excluding real estate taxes ($3.0 million), increased approximately $7.9 million. There were increases in advertising, insurance, and condominium management costs ($0.5 million), repairs, maintenance and payroll expenses ($2.1 million), and utilities ($5.9 million). This was partially offset by a decrease in ground rent ($0.6 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($3.0 million) due to higher assessed property values and the Acquisitions ($9.7 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expense	$81.8	$64.9	$16.9	26.0%
Depreciation and amortization expense	60.6	48.2	12.4	25.7
Marketing, general and administrative expenses	44.2	30.3	13.9	45.9
Total	$186.6	$143.4	$43.2	30.1%

The increase in interest expense was primarily attributable to costs associated with new investment activity and the funding of ongoing capital projects and working capital requirements. The weighted average interest rate decreased from 5.61% for the year ended December 31, 2004 to 5.54% for the year ended December 31, 2005. As a result of the new investment activity, the weighted average debt balance increased from $1.1 billion as of December 31, 2004 to $1.5 billion as of December 31, 2005.

Marketing, general and administrative expenses represented 10.0% of total revenues in 2005 compared to 8.8% in 2004. The increase in marketing, general and administrative expenses are primarily due to the increased headcount at the Company and GKK Manager LLC.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

The following comparison for the year ended December 31, 2004, or 2004, to the year ended December 31, 2003, or 2003, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2003 and at December 31, 2004 and totaled 15 of our 20 wholly-owned properties, represented approximately 61% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2003, namely, 220 East 42nd Street (February 2003), 125 Broad Street (March 2003) and 461 Fifth Avenue (October 2003) and in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004), and (iii) “Other,” which represents corporate level items not allocable to specific properties and eEmerge. Assets classified as held for sale in 2003, namely 50 West 23rd Street, 1370 Broadway and 875 Bridgeport Avenue, Shelton, CT and in 2004, namely, 1466 Broadway and 17 Battery Place are excluded from the following discussion. In 2005, 1414 Avenue of the Americas was classified as held for sale. It was sold on April 12, 2005. It has also been excluded from the following discussion.

Rental Revenues (in millions)	2004	2003	$ Change	% Change
Rental revenue	$240.4	$210.0	$30.4	14.5%
Escalation and reimbursement revenue	44.4	39.1	5.3	13.6
Total	$284.8	$249.1	$35.7	14.3%

Same-Store Properties	$202.4	$196.4	$6.0	3.1%
Acquisitions	83.4	50.6	32.8	64.8
Other	(1.0)	2.1	(3.1)	(147.6)
Total	$284.8	$249.1	$35.7	14.3%

Despite a decrease in weighted average occupancy in the Same-Store Properties from 95.8% in 2003 to 95.2% in 2004, rental revenue in the Same-Store Properties increased because new cash rents on previously occupied space by new tenants at Same-Store Properties was 0.5% higher than the previously fully escalated rent (i.e., the latest annual rent paid on the same space by the old tenant).

At December 31, 2004, we estimated that the current market rents on our wholly-owned properties were approximately 15.3% higher than then existing in-place fully escalated rents. Approximately 15.9% of the space leased at wholly-owned properties expires during 2005. This excludes approximately 440,000 square feet of in-place leases at 750 Third Avenue, which will remain in place after Teachers Insurance lease ends in December 2005. We believed that occupancy rates at the Same-Store Properties would increase to approximately 96% in 2005.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($1.6 million) and the Acquisitions ($4.1 million). This was offset by a decrease in other entities ($0.4 million). The increase in recoveries at the Same-Store Properties was primarily due to real estate tax recoveries ($0.9 million) and operating expense recoveries ($0.3 million). We recovered approximately 95% of our electric costs at our Same-Store Properties during 2004.

Investment and Other Income (in millions)	2004	2003	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$44.0	$14.9	$29.1	195.3%
Investment and preferred equity income	39.1	22.1	17.0	76.9
Other	19.9	10.5	9.4	89.5
Total	$103.0	$47.5	$55.5	116.8%

The increase in equity in net income of unconsolidated joint ventures was primarily due to our acquisition of a 45% interest in 1221 Avenue of the Americas in late December 2003 ($28.4 million). This was partially offset by a reduction in our interest in One Park Avenue from 55% to 16.7% ($2.5 million). Occupancy at our joint venture properties increased from 95.8% in 2003 to 96.9% in 2004. At December 31, 2004, we estimated that current market rents at our joint venture properties were approximately 19.1% higher than then existing in-place fully escalated rents. Approximately 15.4% of the space leased at our joint venture properties was expected to expire during 2005.

The increase in investment and preferred equity income was primarily due to the weighted average investment balance outstanding and yield being $285.0 million and 10.5%, respectively, for 2004 compared to $135.8 million and 11.7%, respectively, for 2003. In addition, we recognized a $4.2 million gain in 2004 offset by a $4.5 million gain in 2003 from a partial distribution from a joint venture, which owned a mortgage position in a portfolio of office and industrial properties. The balance of the increase is primarily from the amortization of origination fees, the receipt of exit fees and accelerated origination fees due to the redemption of certain investments (approximately $3.7 million).

The increase in Other was primarily due to lease buy-out income ($0.8 million), fee income earned by GKK Manager LLC, an affiliate of ours and the external manager of Gramercy (approximately $1.3 million) and fee income earned by the service corporation ($4.2 million), which was accounted for under the equity method prior to July 1, 2003. In addition, we recognized an incentive distribution resulting from the sale of an interest in One Park Avenue ($4.3 million). This was offset by a reduction in gains from the sale of non-real estate assets ($0.4 million) and asset management fees ($1.4 million).

Property Operating Expenses (in millions)	2004	2003	$ Change	% Change
Operating expenses	$84.5	$72.2	$12.3	17.0%
Real estate taxes	48.0	39.8	8.2	20.6
Ground rent	16.2	13.6	2.6	19.1
Total	$148.7	$125.6	$23.1	18.4%

Same-Store Properties	$99.7	$95.0	$4.7	4.9%
Acquisitions	39.1	24.5	14.6	59.6
Other	9.9	6.1	3.8	62.3
Total	$148.7	$125.6	$23.1	18.4%

Same-Store Properties operating expenses, excluding real estate taxes ($2.6 million), increased approximately $2.0 million. There were increases in payroll and cleaning costs ($0.9 million) and repairs, maintenance and security expenses ($1.3 million). This was offset by reductions in advertising, insurance, professional and management costs ($0.1 million) and utility costs ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.6 million) due to higher assessed property values and increased tax rates and the Acquisitions ($5.6 million).

Other Expenses (in millions)	2004	2003	$ Change	% Change
Interest expense	$64.9	$48.2	$16.7	34.6%
Depreciation and amortization expense	48.2	37.8	10.4	27.5
Marketing, general and administrative expenses	30.3	17.1	13.2	77.2
Total	$143.4	$103.1	$40.3	39.1%

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

Marketing, general and administrative expenses increased primarily as a result of higher compensation costs including a one-time charge related to a restricted stock award, administrative and compensation costs associated with GKK Manager, and higher professional fees primarily due to implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Marketing, general and administrative costs represented 8.8% of total revenues in 2004 compared to 6.0% in 2003.

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

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectibility of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions. We believe that our sources of working capital, specifically our cash flow from operations and borrowings available under our 2005 unsecured revolving credit facility, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future. With the commencement of operations of Gramercy in August 2004, we have reduced our focus on direct structured finance investments.

Cash Flows

2005 Compared to 2004

Net cash provided by operating activities decreased approximately $26.1 million from approximately $164.5 million for the year ended December 31, 2004 compared to approximately $138.4 million for the year ended December 31, 2005. Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as income earned on the structured finance investments and distributions from joint venture investments.

There was an increase in investment activity in 2005 compared to 2004. We closed on approximately $435.7 million of new consolidated investments in 2005, including 28 West 44th Street, One Madison Avenue-Clock Tower, an additional interest in 19 West 44th Street, 1551/1555 Broadway, 21 West 34th Street, 141 Fifth Avenue and 1604 Broadway compared to $388.2 in 2004 when we funded the acquisitions of 750 Third Avenue and 625 Madison Avenue. We have also spent more funds on capital improvements in 2005 (approximately $48.7 million) as compared to 2004 (approximately $31.3 million) primarily relating to increased leasing activity. We increased our level of investments in joint ventures by approximately $47.9 million primarily in 2005 compared to 2004 by acquiring an interest in the south building at One Madison Avenue-South Building in addition to making follow-on investments in Gramercy in 2005, compared to investments in 19 West 44th Street, 485 Lexington Avenue and Gramercy in 2004. We funded a portion of the 2005 acquisitions through the sale of assets, which generated net proceeds of approximately $59.7 million compared to $220.3 million in 2004. Distributions in excess of cumulative earnings from unconsolidated joint ventures increased approximately $7.6 million primarily due to the refinancing of 100 Park and 1515 Broadway and the sale of 180 Madison Avenue in 2005 compared to the refinancing in 2004 of 1515 Broadway and One Park as well as the sale of an interest in One Park. Our structured finance activity, including originations net of redemptions, decreased approximately $89.4 million in 2005 compared to 2004. There was also other investment activity in 2005 of approximately $29.6 million. This investment activity resulted in net cash used in investing activities increasing approximately $196.6 million to approximately $465.7 million for the year ended December 31, 2005 compared to approximately $269.1 million during the year ended December 31, 2004.

The investment activity in 2005 described above was primarily funded through mortgage debt as well as new term loans. We increased an existing term loan and closed on a new term loan. We also refinanced one of our properties. Proceeds from the January 2004 common stock offering and the May 2004 preferred stock offering as well as the joint venture distributions received in 2004, were primarily used to pay down our credit facilities in 2004. The increased financing activity in 2005, resulted in net cash provided by financing activities increasing by approximately $213.8 million to approximately $315.6 million for the year ended December 31, 2005 compared to approximately $101.8 million used in the year ended December 31, 2004.

2004 Compared to 2003

Net cash provided by operating activities increased $68.4 million to $164.5 million for the year ended December 31, 2004 compared to $96.1 million for the year ended December 31, 2003. Operating cash flow was primarily generated by the Same-Store Properties and Acquisitions, as well as the structured finance and joint venture investments.

Net cash used in investing activities decreased $240.2 million to $269.0 million for the year ended December 31, 2004 compared to $509.2 million used during the year ended December 31, 2003. The primary reason for the decrease was due to the net proceeds received upon the sales of 17 Battery Place North and 1466 Broadway in 2004 ($220.3 million) compared to the proceeds from the sales of 50 West 23rd Street, 1370 Broadway and Shaws in 2003 ($119.1 million). In addition, we had increased distributions in excess of cumulative earnings from our joint ventures due to the refinancing of 1515 Broadway, 1250 Broadway and One Park as well as the sale of an interest in One Park ($144.9 million), which was offset by new joint venture investments, including 19 West 44th Street, 485 Lexington Avenue and Gramercy ($79.8 million). In comparison, during 2003, we purchased an interest in 1221 Avenue of the Americas of which our share of the cash invested was approximately $385.1 million and received distributions from our joint ventures ($18.6 million). There was an increase in acquisitions and capital improvements in 2004 ($388.2 million and $31.3 million, respectively) as compared to 2003 ($81.2 million and $22.5 million, respectively). This relates primarily to the acquisitions of 625 Madison Avenue and 750 Third Avenue in 2004 compared to the acquisitions of 220 East 42nd Street and condominium interests in 125 Broad Street in 2003. We made new structured finance investments, net of redemptions, totaling $132.9 million in 2004 compared to $126.7 million in 2003.

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

Capitalization

As of December 31, 2005, we had 42,455,829 shares of common stock, 2,426,786 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In 2004, in two offerings, we sold 3,150,000 shares of our common stock. The net proceeds from these offerings (approximately $138.6 million) were used to pay down our unsecured revolving credit facility.

In 2004, in two offerings, we issued 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share. Net proceeds from these offerings (approximately $96.3 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series D preferred stock receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option. The Series D preferred stock was recorded net of underwriters discount and issuance costs.

We currently have the ability to issue up to an aggregate amount of approximately $334.5 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004.

Rights Plan

We have a shareholder rights plan which provides, among other things, that when specified events occur, our common stockholders will be entitled to purchase from us a newly created series of junior preferred shares, subject to our ownership limit described below. The preferred share purchase rights are triggered by the earlier to occur of (1) ten days after the date of a purchase announcement that a person or group acting in concert has acquired, or obtained the right to acquire, beneficial ownership of 17% or more of our outstanding shares of common stock or (2) ten business days after the commencement of or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the acquiring person becoming the beneficial owner of 17% or more of our outstanding common stock. The preferred share purchase rights would cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan; however, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events). At December 31, 2005, approximately 4,348,950 shares of our common stock were reserved for issuance under the 2005 Plan.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001. The DRIP commenced on September 24, 2001. We registered 3,000,000 shares of common stock under the DRIP.

During the years ended December 31, 2005 and 2004, we issued approximately 338,000 and 195,000 common shares and received approximately $20.4 million and $8.9 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted. Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002. We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123, “Accounting for Stock-Based Compensation”. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of $0.65 million, $0.65 million and $0.5 million related to this plan was recorded during the years ended December 31, 2005, 2004 and 2003, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established. The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. We recorded approximately $0.3 million of compensation expense in 2005 in connection with the 2005 Outperformance Plan.

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

During the year ended December 31, 2005, approximately 4,300 phantom stock units were earned. As of December 31, 2005, there were approximately 5,300 phantom stock units outstanding.

Market Capitalization

At December 31, 2005, borrowings under our mortgage loans, 2005 unsecured revolving credit facility and term loans and trust preferred securities (including our share of joint venture debt of $1.0 billion) represented 41.2% of our consolidated market capitalization of $6.3 billion (based on a common stock price of $76.39 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2005). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, secured and unsecured revolving credit facilities and term loans outstanding at December 31, 2005 and 2004, respectively (in thousands).

	December 31,
Debt Summary:	2005	2004
Balance
Fixed rate	$770,141	$614,476
Variable rate — hedged	485,000	425,000
Total fixed rate	1,255,141	1,039,476
Variable rate	196,111	—
Variable rate—supporting variable rate assets	91,000	110,900
Total variable rate	287,111	110,900
Total	$1,542,252	$1,150,376

Percent of Total Debt:
Total fixed rate	81.4%	90.36%
Variable rate	18.6%	9.64%
Total	100.00%	100.00%

Effective Interest Rate for the Year:
Fixed rate	5.63%	6.12%
Variable rate	5.07%	2.86%
Effective interest rate	5.54%	5.61%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (4.39% and 2.40% at December 31, 2005 and 2004, respectively). Our consolidated debt at December 31, 2005 had a weighted average term to maturity of approximately 5.4 years.

Certain of our structured finance investments, totaling $91.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2005.

Mortgage Financing

As of December 31, 2005, our total mortgage debt (excluding our share of joint venture debt of approximately $1.0 billion) consisted of approximately $670.1 million of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.32% and approximately $215.1 million of variable rate debt with an effective weighted average interest rate of approximately 6.2%.

Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

In September 2005, we closed on a new $500.0 million unsecured revolving credit facility. We have an option, subject to lender approval, to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008. The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, currently 95 basis points, and has a one-year extension option. The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears. The 2005 unsecured revolving credit facility had an outstanding balance of $32.0 million at December 31, 2005. Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $14.1 million in letters of credit. The effective all-in interest rate on the 2005 unsecured revolving credit facility was 4.9% for the year ended December 31, 2005. The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Revolving Credit Facility

In September 2005, we terminated our $300.0 million unsecured revolving credit facility. It bore interest at a spread ranging from 105 basis points to 135 basis points over the 30-day LIBOR, based on our leverage ratio. The unsecured revolving credit facility also required a 15 to 25 basis point fee on the unused balance payable annually in arrears.

Secured Revolving Credit Facility

In September 2005, we terminated our $125.0 million secured revolving credit facility. The secured revolving credit facility carried a spread of 135 basis points over the 30-day LIBOR.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan. Effective June 2003, this unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008. In August 2004, the unsecured term loan was increased to $325.0 million and the maturity date was further extended to August 2009. As part of the amendment, the interest rate spreads were reduced by between 25 basis points and 30 basis points. As of December 31, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR. To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan. The effective all-in annual weighted average interest rate on the unsecured term loan was 4.75% for 2005. In December 2005, we modified the covenants under this unsecured term loan to conform to those under the 2005 unsecured revolving credit facility.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan had a floating rate of 150 basis points over the current 30-day LIBOR rate. During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008. In May 2005, we increased this loan from $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points and extended the maturity to May 2010. This loan carried an effective all-in annual weighted average interest rate of 4.19% for the year ended December 31, 2005.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at December 31, 2005 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility. The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2005 and 2004, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2005 and 2004, would increase our annual interest cost by approximately $2.7 million and $1.1 million and would increase our share of joint venture annual interest cost by approximately $6.0 million and $2.8 million, respectively.

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

Approximately $1.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of December 31, 2005 ranged from LIBOR plus 75 basis points to LIBOR plus 225 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2005 are as follows (in thousands):

	Property Mortgages	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2006	$4,125	$—	$—	$1,416	$21,194	$86,537	$113,272	$65,785
2007	206,306	—	—	1,416	21,044	79,131	307,897	419,878
2008	101,085	32,000	1,766	1,416	21,044	67,975	225,286	5,719
2009	20,710	—	327,648	1,416	21,044	55,724	426,542	6,135
2010	114,523	—	195,586	1,451	21,045	38,380	370,985	83,074
Thereafter	438,503	—	100,000	51,870	379,098	105,650	1,075,121	459,673
	$885,252	$32,000	$625,000	$58,985	$484,469	$433,397	$2,519,103	$1,040,264

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

Capital Expenditures

We estimate that for the year ending December 31, 2006, we will incur approximately $93.4 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $16.8 million. Of those total capital expenditures, approximately $15.2 million for wholly-owned properties and $5.3 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11. We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facility, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period and thereafter through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay approximately $103.0 million in dividends to our common stockholders. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us. First Quality is owned by Gary Green, a son of Stephen L. Green, our chairman of the Board and former chief executive officer. First Quality also provides additional services directly to tenants on a separately negotiated basis. The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $4.9 million in 2005, $4.6 million in 2004 and $4.3 million in 2003. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $362,000.

Security/ Messenger and Restoration Services

Classic Security LLC, or Classic Security, provides security services, Bright Star Couriers LLC, or Bright Star, provides messenger services, and Onyx Restoration Works, or Onyx, provides restoration services with respect to certain properties owned by us. Classic Security, Bright Star and Onyx are owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $6.1 million in 2005, $4.3 million in 2004 and $3.8 million in 2003.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is offset against a consulting fee, of $10,500 per month, an affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $209,000 in 2005, $258,000 in 2004 and $237,000 in 2003.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003. This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The principal balance outstanding on this loan was $100,000 on December 31, 2005. In addition, the $300,000 loan shall be forgiven if and when the $1,000,000 loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property. In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 13, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We carry comprehensive “all- risk” (including fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio. The property coverage has a blanket limit of $600 million per occurrence for all the properties in our portfolio with a sublimit of $450 million for terrorism. The primary property policy expires in July 2007 and all other policies expire in October 2006. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all- risk” property insurance including terrorism and an interest in the “Bellemead” portfolio in NJ, where we participate with Gale Properties, which carries a blanket policy providing $200 million of “all-risk” property insurance including terrorism. Although we consider our insurance coverage as appropriate, in the event of a major catastrophe, such as resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property. In addition, our policies do not cover properties that we may acquire in the future and insurance will need to be obtained if added to our portfolio prior to October 2006.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until 2007. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our unsecured revolving credit facility and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks, it could result in substantially higher insurance premiums.

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

FFO for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income available to common stockholders	$137,544	$193,172	$90,447
Add:
Depreciation and amortization	60,647	48,220	37,784
Minority interest	6,981	5,630	4,038
FFO from discontinued operations	613	11,642	17,456
FFO adjustment for unconsolidated joint ventures	30,412	23,817	13,982
Accretion of convertible preferred shares	—	—	394
Less:
Income from discontinued operations	(475)	(7,017)	(10,320)
Gain on sale of discontinued operations	(33,875)	(90,370)	(21,327)
Gain on sale of joint venture property	(11,550)	(22,012)	(3,087)
Depreciation on non-rental real estate assets	(784)	(705)	(587)
Funds from Operations - available to common stockholders	189,513	162,377	128,780
Dividends on convertible preferred shares	—	—	6,693
Funds from Operations - available to all stockholders	$189,513	$162,377	$135,473
Cash flows provided by operating activities	$138,398	$164,458	$96,121
Cash flows used in investing activities	$(465,674)	$(269,045)	$(509,240)
Cash flows provided by financing activities	$315,585	$101,836	$393,645

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, or SFAS 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS Statement No. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our cash flows, results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or stockholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service if the fair value of the obligation can be reasonably estimated. FIN 47 clarifies that future expenses to remove asbestos from properties should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. We currently own certain buildings that contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, our practice is to remediate asbestos upon the renovation or redevelopment of our properties. FIN 47, which became effective December 31, 2005, did not have a material impact on our cash flows, results of operations, financial position, or liquidity.

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2005 (in thousands):

		Long-Term Debt		Average	Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Interest Rate	Amount	Weighted Yield
2006	$4,125	5.54%	$—	—%	$81,000	10.22%
2007	82,727	5.50%	123,579	5.93%	10,000	15.34%
2008	11,318	5.63%	123,533	5.56%	28,500	8.65%
2009	348,359	5.60%	—	—%	32,000	10.34%
2010	270,108	5.70%	40,000	5.36%	3,939	9.80%
Thereafter	538,503	5.51%	—	—%	244,637	10.53%
Total	$1,255,140	5.55%	$287,112	5.63%	$400,076	10.43%
Fair Value	$1,231,000		$287,112		$400,076

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2005 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2006 (1)	$2,535	5.96%	$63,250	5.25%
2007	5,447	5.96%	414,431	5.26%
2008	5,719	5.96%	—	—%
2009	6,135	5.96%	—	—%
2010	6,574	5.96%	76,500	4.73%
Thereafter	459,673	5.94%	—	—%
Total	$486,083	5.95%	$554,181	5.16%
Fair Value	$484,000		$554,181

(1)          Included in this item is $63,250 based on the contractual maturity dates of the debt on 1250 Broadway. This loan has three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2005 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	3.300%	8/2005	9/2006	$599
Interest Rate Swap	Term loan	LIBOR	—	4.330%	9/2006	6/2008	439
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	1,236
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	494
Interest Rate Swap	Term loan	LIBOR	100,000	2.330%	4/2004	5/2006	734
Interest Rate Swap	Term loan	LIBOR	—	4.650%	5/2006	12/2008	233
Interest Rate Swap	Term loan	LIBOR	125,000	2.710%	9/2004	9/2006	1,630
Interest Rate Swap	Term loan	LIBOR	—	4.352%	9/2006	8/2009	1,345
Interest Rate Swap	Term loan	LIBOR	60,000	3.770%	5/2005	1/2007	567
Interest Rate Swap	Term loan	LIBOR	—	4.364%	1/2007	5/2010	690
Interest Rate Cap	Mortgage	LIBOR	12,580	6.600%	8/2005	9/2007	1
Interest Rate Cap	Mortgage	LIBOR	102,550	6.691%	11/2005	11/2007	12

Total Consolidated Hedges			$600,130				$7,980

In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt.  All these interest rate caps were out of the money and had no value at December 31, 2005.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2005

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements

The consolidated financial statements of Rock-Green, Inc. are being provided to comply with applicable rules and Regulations of the Securities and Exchange Commission.

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SL Green Realty Corp.

We have audited management’s assessment, included in the accompanying Item 9A.  Controls and Procedures “- Management’s Report on Internal Control over Financial Reporting,” that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  SL Green Realty Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, SL Green Realty Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SL Green Realty Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 of SL Green Realty Corp. and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SL Green Realty Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
March 15, 2006

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2005	2004
Assets
Commercial real estate properties, at cost:
Land and land interests	$288,239	$206,824
Building and improvements	1,440,584	1,065,654
Building leasehold and improvements	481,891	471,418
Property under capital lease	12,208	12,208
	2,222,922	1,756,104
Less: accumulated depreciation	(219,295)	(176,238)
	2,003,627	1,579,866
Cash and cash equivalents	24,104	35,795
Restricted cash	60,750	56,417
Tenant and other receivables, net of allowance of $9,681 and $9,880 in 2005 and 2004, respectively	23,722	15,248
Related party receivables	7,707	5,027
Deferred rents receivable, net of allowance of $8,698 and $6,541 in 2005 and 2004, respectively	75,294	61,302
Structured finance investments, net of discount of $1,537 and $1,895 in 2005 and 2004, respectively	400,076	350,027
Investments in unconsolidated joint ventures	543,189	557,089
Deferred costs, net	79,428	47,869
Other assets	91,880	43,241
Total assets	$3,309,777	$2,751,881

Liabilities and Stockholders’ Equity
Mortgage notes payable	$885,252	$614,476
Revolving credit facilities	32,000	110,900
Term loans	525,000	425,000
Derivative instruments at fair value	—	1,347
Accrued interest payable	7,711	4,494
Accounts payable and accrued expenses	87,390	72,298
Deferred revenue/gain	25,691	18,648
Capitalized lease obligation	16,260	16,442
Deferred land leases payable	16,312	15,723
Dividend and distributions payable	31,103	27,553
Security deposits	24,556	22,056
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	—
Total liabilities	1,751,275	1,328,937

Commitments and Contingencies

Minority interest in Operating Partnership	74,049	74,555
Minority interests in other partnerships	25,012	509

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2005 and 2004, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2005 and 2004, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 42,456 and 40,876 issued and outstanding at December 31, 2005 and 2004, respectively	425	409
Additional paid-in-capital	959,858	902,340
Accumulated other comprehensive income	15,316	5,647
Retained earnings	235,540	191,182
Total stockholders’ equity	1,459,441	1,347,880
Total liabilities and stockholders’ equity	$3,309,777	$2,751,881

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues
Rental revenue, net	$298,495	$240,350	$209,984
Escalation and reimbursement	58,515	44,391	39,144
Preferred equity and investment income	44,989	39,094	22,086
Other income	38,183	19,883	10,456
Total revenues	440,182	343,718	281,670
Expenses
Operating expenses including $10,119 (2005), $8,956 (2004) and $8,081 (2003) to affiliates	104,098	84,475	72,246
Real estate taxes	60,659	48,030	39,832
Ground rent	19,598	16,179	13,562
Interest	77,353	61,636	44,404
Amortization of deferred financing costs	4,461	3,275	3,844
Depreciation and amortization	60,647	48,220	37,784
Marketing, general and administrative	44,215	30,279	17,131
Total expenses	371,031	292,094	228,803
Income from continuing operations before equity in net (loss) income from affiliates, equity in net income of unconsolidated joint ventures, minority interest, and discontinued operations	69,151	51,624	52,867
Equity in net loss from affiliates	—	—	(196)
Equity in net income of unconsolidated joint ventures	49,349	44,037	14,871
Income from continuing operations before gain on sale, minority interest, and discontinued operations	118,500	95,661	67,542
Equity in net gain on sale of interest in unconsolidated joint venture	11,550	22,012	3,087
Minority interest in other partnerships	(809)	—	(79)
Minority interest in Operating Partnership attributable to continuing operations	(6,172)	(5,630)	(4,038)
Income from continuing operations	123,069	112,043	66,512
Net income from discontinued operations, net of minority interest	475	7,017	10,320
Gain on sale of discontinued operations, net of minority interest	33,875	90,370	21,327
Net income	157,419	209,430	98,159
Preferred stock dividends	(19,875)	(16,258)	(7,318)
Preferred stock accretion	—	—	(394)
Net income available to common stockholders	$137,544	$193,172	$90,447
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$2.19	$1.88	$1.73
Net income from discontinued operations	0.01	0.18	0.32
Gain on sale of discontinued operations	0.81	2.31	0.66
Gain on sale of joint venture property	0.28	0.56	0.09
Net income available to common stockholders	$3.29	$4.93	$2.80
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$2.15	$1.85	$1.71
Net income from discontinued operations	0.01	0.17	0.28
Gain on sale of discontinued operations	0.79	2.22	0.59
Gain on sale of joint venture property	0.25	0.51	0.08
Net income available to common stockholders	$3.20	$4.75	$2.66

Basic weighted average common shares outstanding	41,793	39,171	32,265
Diluted weighted average common shares and common share equivalents outstanding	45,504	43,078	38,970

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except per share data)

			Common			Accumulated
	Series C	Series D	Stock		Additional	Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2002	$—	$—	30,422	$304	$587,023	$(10,740)	$50,058	$626,645
Comprehensive Income:
Net income							98,159	98,159	$98,159
Net unrealized gain on derivative instruments						9,779		9,779	9,779
SL Green’s share of joint venture net unrealized gain on derivative instruments									1,474
Preferred dividends & accretion requirement							(7,712)	(7,712)
Redemption of units			267	3	5,699			5,702
Proceeds from dividend reinvestment plan			68	1	3,650			3,651
Deferred compensation plan & stock award, net			213	2	(2)			—
Amortization of deferred compensation plan					3,786			3,786
Conversion of preferred stock			4,699	47	112,059			112,106
Net proceeds from preferred stock offering	151,981							151,981
Proceeds from stock options exercised			347	3	7,589			7,592
Stock-based compensation – fair value					632			632
Cash distributions declared ($1.8950 per common share of which none represented a return of capital for federal income tax purposes)							(61,539)	(61,539)

Balance at December 31, 2003	151,981	—	36,016	360	720,436	(961)	78,966	950,782	$109,412
Comprehensive Income:
Net income							209,430	209,430	$209,430
Net unrealized gain on derivative instruments						6,608		6,608	6,608
SL Green’s share of joint venture net unrealized gain on derivative instruments									2,155
Preferred dividends							(16,258)	(16,258)
Redemption of units			81	1	1,912			1,913
Proceeds from dividend reinvestment plan			195	2	7,728			7,730
Deferred compensation plan & stock award, net			353	4	(3)			1
Amortization of deferred compensation plan					7,317			7,317
Net proceeds from common stock offerings			3,150	31	138,599			138,630
Net proceeds from preferred stock offerings		96,321						96,321
Proceeds from stock options exercised			1,081	11	25,372			25,383
Stock-based compensation – fair value					979			979
Cash distributions declared ($2.04 per common share of which none represented a return of capital for federal income tax purposes)							(80,956)	(80,956)

Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$902,340	$5,647	$191,182	$1,347,880	$218,193
Comprehensive Income:
Net income							157,419	157,419	$157,419
Net unrealized gain on derivative instruments						9,669		9,669	9,669
SL Green’s share of joint venture net unrealized loss on derivative instruments									(667)
Preferred dividends							(19,875)	(19,875)
Redemption of units			104	1	3,160			3,161
Proceeds from dividend reinvestment plan			338	3	20,378			20,381
Deferred compensation plan & stock award, net			251	3	1,859			1,862
Amortization of deferred compensation plan					4,220			4,220
Proceeds from stock options exercised			887	9	24,172			24,181
Stock-based compensation — fair value					3,729			3,729
Cash distributions declared ($2.22 per common share of which none represented a return of capital for federal income tax purposes)							(93,186)	(93,186)

Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$15,316	$235,540	$1,459,441	$166,421

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Operating Activities
Net income	$157,419	$209,430	$98,159
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	2,163	9,938	8,633
Depreciation and amortization	65,108	51,495	41,628
Gain on sale of discontinued operations	(35,900)	(95,680)	(22,849)
Equity in net loss (income) from affiliates	—	—	196
Equity from net income from unconsolidated joint ventures	(49,349)	(44,037)	(14,870)
Distributions of cumulative earnings of unconsolidated joint ventures	48,300	48,194	17,871
Equity in gain on sale of unconsolidated joint venture	(11,550)	(22,012)	(3,087)
Minority interest	6,172	5,630	4,117
Deferred rents receivable	(15,645)	(7,741)	(9,094)
Other non-cash adjustments	3,663	8,495	5,231
Changes in operating assets and liabilities:
Restricted cash – operations	(11,772)	3,430	3,313
Tenant and other receivables	(8,275)	(5,553)	(8,184)
Related party receivables	(2,680)	215	(1,742)
Deferred lease costs	(16,863)	(16,409)	(5,446)
Other assets	(17,295)	(2,348)	(16,290)
Accounts payable, accrued expenses and other liabilities	26,264	25,528	(5,062)
Deferred revenue and land lease payable	(1,362)	(4,117)	3,597
Net cash provided by operating activities	138,398	164,458	96,121
Investing Activities
Acquisitions of real estate property	(435,740)	(388,157)	(81,214)
Additions to land, buildings and improvements	(48,713)	(31,295)	(22,532)
Restricted cash – capital improvements/acquisitions	7,439	(2,127)	(33,773)
Investment in and advances to affiliates	—	—	2,361
Investments in unconsolidated joint ventures	(127,740)	(79,827)	(385,067)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	152,557	144,950	18,598
Net proceeds from disposition of rental property	59,673	220,300	119,075
Structured finance and other investments net of repayments/participations	(73,150)	(132,889)	(126,688)
Net cash used in investing activities	(465,674)	(269,045)	(509,240)
Financing Activities
Proceeds from mortgage notes payable	436,051	—	245,000
Repayments of mortgage notes payable	(165,275)	(3,395)	(298,294)
Proceeds from revolving credit facilities and term loans	925,000	840,900	628,000
Repayments of revolving credit facilities and term loans	(803,900)	(908,578)	(266,000)
Proceeds from stock options exercised and dividend reinvestment plan	24,184	25,383	11,243
Net proceeds from sale of common/preferred stock	—	234,951	152,539
Other financing activities	18,091	—	—
Capitalized lease obligation	(182)	274	306
Dividends and distributions paid	(94,740)	(85,240)	(70,868)
Deferred loan costs	(23,644)	(2,459)	(8,281)
Net cash provided by financing activities	315,585	101,836	393,645
Net decrease in cash and cash equivalents	(11,691)	(2,751)	(19,474)
Cash and cash equivalents at beginning of period	35,795	38,546	58,020
Cash and cash equivalents at end of period	$24,104	$35,795	$38,546
Supplemental cash flow disclosures
Interest paid	$74,136	$61,716	$44,256
Income taxes paid	$1,849	$—	$956

In December 2005, 2004 and 2003, the Company declared quarterly distributions per share of $0.60, $0.54 and $0.50, respectively.  These distributions were paid in January 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2005

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of December 31, 2005, minority investors held, in the aggregate, a 5.4% limited partnership interest in the Operating Partnership.

As of December 31, 2005, our wholly-owned properties consisted of 21 commercial office properties encompassing approximately 9.4 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2005, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.0%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial office properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 97.4% as of December 31, 2005.  We also own 388,000 square feet of retail and development properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.” See Note 5 and Note 6.  Entities, which we do not control, and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  In December 2003, the FASB issued a revision of FIN 46, “Interpretation No. 46R,” to clarify the provisions of FIN 46.  The application of Interpretation No. 46R is required in financial statements of public companies for periods ending after March 15, 2004.  The adoption of this pronouncement effective July 1, 2003 for the Service Corporation had no impact on our results of operations or cash flows, but resulted in a gross-up of assets and liabilities by approximately $2,543,000 and $629,000, respectively.  See Note 7.  The adoption of this pronouncement effective January 2004, for our structured finance portfolio and joint ventures, had no impact on our financial condition, net income or cash flows as none of these investments were determined to be variable interest entities.  See Note 6.  All significant intercompany balances and transactions have been eliminated.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $54.2 million, $42.6 million and $37.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at December 31, 2005 and 2004.

A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 “Capitalization of Interest Cost” and SFAS No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $1.2 million and $62,000 and a decrease of $155,000 in rental revenue for the years ended December 31, 2005, 2004 and 2003, respectively, for the amortization of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $715,000, $657,000 and $457,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2006	$1,378
2007	1,378
2008	1,378
2009	1,378
2010	1,378
Thereafter	1,357
$8,247

Cash and Cash Equivalents

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each partnership agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.   Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.  See Note 6.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $2.3 million, $1.7 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

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

Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2005 or 2004.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Other than our Service Corporation, our TRS’s generate no income or are marginally profitable, resulting in minimal or no Federal income tax liability for these entities.  Our Service Corporation paid approximately $1.8 million in Federal, state and local taxes in 2005.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 14.  Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under such plan had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the recognition provisions apply to all employee awards granted, modified, or settled after January 1, 2003.  In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123 “Shared Based Payment,” revised, or SFAS No. 123-R.  SFAS No. 123-R will be effective for us commencing in the first quarter of 2006.  SFAS No. 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair-value based method in SFAS No. 123-R is similar to the fair-value based method in SFAS No. 123 in most respects, subject to certain key differences.  We are in the process of evaluating the impact of such key differences between SFAS No. 123 and SFAS No. 123-R, but do not currently believe that the adoption of SFAS No. 123-R will have a material impact on us, as we have applied the fair value method of accounting for stock-based compensation since January 1, 2003.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2005, 2004 and 2003.

	2005	2004	2003
Dividend yield	3.60%	5.00%	5.00%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.13%	4.00%	4.00%
Expected stock price volatility	15.58%	14.40%	17.91%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income available to common stockholders	$137,544	$193,172	$90,447
Deduct stock option expense-all awards	(4,137)	(1,677)	(1,529)
Add back stock option expense included in net income	3,079	331	147
Allocation of compensation expense to minority interest	233	93	102
Pro forma net income available to common stockholders	$136,719	$191,919	$89,167
Basic earnings per common share-historical	$3.29	$4.93	$2.80
Basic earnings per common share-pro forma	$3.27	$4.90	$2.76
Diluted earnings per common share-historical	$3.20	$4.75	$2.66
Diluted earnings per common share-pro forma	$3.18	$4.71	$2.62

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than the tenant at 750 Third Avenue, which is subject to a master lease through December 2005 and who contributed approximately 10.0% of our annualized rent, no single tenant in the wholly-owned properties contributes more than 4.6% of our annualized rent at December 31, 2005.  Approximately 18% and 13% of our annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the year ended December 31, 2003.  Approximately

16%, 12% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2004.  Approximately 15%, 11% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2005.  Two borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2005.  Currently 73.9% of our workforce which service substantially all of our properties is covered by three collective bargaining agreements.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation and to comply with SFAS No. 144.

3.  Property Acquisitions

2005 Acquisitions

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

In April 2005, we acquired the fee interest in One Madison Avenue for approximately $919.0 million, excluding closing costs.  The property consists of two contiguous buildings, the South Building and the North Tower totaling approximately 1.44 million square feet.  We entered into a joint venture agreement with Gramercy Capital Corp. (NYSE: GKK), or Gramercy, whereby we own a 55% interest in the 1.176 million square foot South Building, which is occupied almost entirely by Credit Suisse Securities (USA) LLC pursuant to a lease that expires in 2020.  We, along with Gramercy, acquired the South Building on a pari passu basis for approximately $803.0 million.  This was financed in part through a $690.0 million mortgage on the South Building.  We, along with Credit Suisse Securities (USA) LLC, will share equally in the profits from a planned conversion of the Clock Tower from office use to residential condominiums.  The Clock Tower was acquired for approximately $116.0 million and was financed in part by a $115.0 million loan facility of which we drew down approximately $98.3 million at closing.  This loan was refinanced in November 2005.  See Note 9.

In June 2005, we purchased from our partner, the City Investment Fund, or CIF, an interest in 19 West 44th Street resulting in majority ownership and control of the property. The transaction valued the property at approximately $91.2 million, excluding closing costs.  Pursuant to the terms of the initial joint venture agreement, we would have been entitled to an incentive fee of approximately $7.3 million upon a sale of the property. As a result of acquiring the partnership interests, the incentive fee income was deferred and reflected as a reduction to our basis in the property to approximately $79.2 million. In addition, we originated a loan secured by CIF’s remaining ownership stake. CIF also granted us an option to purchase CIF’s remaining equity interest.  We consolidate this property as we control the asset and are entitled to all of the underlying economics.

In July 2005, we, through a joint venture with Jeff Sutton, acquired the fee interests in two adjoining buildings at 1551 and 1555 Broadway and in a third building at 21 West 34th Street for an aggregate purchase price of $102.5 million, excluding closing costs. The buildings comprise approximately 43,700 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $103.9 million credit facility to finance the acquisition and redevelopment of these three properties. The loan, which will bear interest at 200 basis points over the 30-day LIBOR, is for three years. At closing, the joint venture drew approximately $85.4 million to fund the acquisition. This loan is non-recourse to us.  The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the properties.  We loaned approximately $10.2 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we are the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

In August 2005, we, through another joint venture with Jeff Sutton, acquired the ground and second floors in a mixed-use property at 141 Fifth Avenue for $13.25 million, excluding closing costs.  Our portion of the building comprises approximately 21,500 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $12.58 million credit facility to finance the acquisition of the property. The loan, which will bear interest at 225 basis points over the 30-day LIBOR, is for two years and has three one-year extension options. This loan is non-recourse to us.  At closing, the joint venture drew approximately $10.0 million to fund the acquisition. In addition, the venture retained a 22.5% carried interest in floors 3 to 12, which were acquired by a third party for $46.75 million, excluding closing costs, and which are to be converted to residential condominiums. The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the property.  In connection with this transaction, we loaned approximately $8.5 million to Jeff Sutton.  This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we are the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

In November 2005, we, through a joint venture with Jeff Sutton, acquired a controlling leasehold interest in 1604 Broadway – a retail property located in Manhattan’s Times Square for approximately $4.4 million. The joint venture acquired a 90% interest in the 41,100-square-foot Times Square building.  The property is subject to a ground lease that was extended from 2019 to 2036 as part of the transaction. We have a 50% interest in the joint venture with Jeff Sutton. We have the opportunity to earn incentive fees based upon the financial performance of the property. We loaned approximately $1.6 million to Jeff Sutton to fund a portion of his equity.  This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

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

At December 31, 2005, discontinued operations included the results of operations of real estate assets sold during the three years then ended or held for sale at that date.  This included 50 West 23rd Street which was sold in March 2003, Shaws which was sold in May 2003, 1370 Broadway which was sold in July 2003, 17 Battery Place North which was sold in October 2004 and 1466 Broadway which was sold in November 2004 and 1414 Avenue of the Americas, which was sold in April 2005.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	Year Ended December 31,
	2005	2004	2003
Revenues
Rental revenue	$1,352	$21,214	$30,092
Escalation and reimbursement revenues	186	2,893	4,271
Other income	24	234	568
Total revenues	1,562	24,341	34,931
Operating expense	511	7,474	9,564
Real estate taxes	250	4,148	5,949
Interest	188	1,074	1,985
Depreciation and amortization	110	4,216	6,375
Total expenses	1,059	16,912	23,873
Income from discontinued operations	503	7,429	11,058
Gain on disposition of discontinued operations	35,900	95,680	22,850
Minority interest in operating partnership	(2,053)	(5,722)	(2,261)
Income from discontinued operations, net of minority interest	$34,350	$97,387	$31,647

5.  Structured Finance Investments

During the years ended December 31, 2005 and 2004, we originated approximately $148.1 million and $309.6 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $98.1 million and $178.6 million in repayments and participations during those years, respectively.  At December 31, 2005, 2004 and 2003 all loans were performing in accordance with the terms of the loan agreements.

As of December 31, 2005 and 2004, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted-average current yield of 10.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2005 Principal Outstanding	2004 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$13,927	$14,471	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan (1) (4)	—	—	—	40,000	February 2014
Mezzanine Loan	20,000	90,000	20,000	20,000	June 2006
Mezzanine Loan (5)	—	—	—	31,278	January 2006
Mezzanine Loan (1) (6)	29,750	240,000	30,249	—	December 2020
Mezzanine Loan (1)	28,500	—	28,500	—	August 2008
Junior Participation (7)	—	—	—	11,000	May 2005
Junior Participation (8)	—	—	—	15,045	September 2005
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (2)	4,000	44,000	3,939	3,964	August 2010
Junior Participation	36,000	130,000	36,000	36,000	April 2006
Junior Participation	25,000	39,000	25,000	25,000	June 2006
Junior Participation (1)	6,994	133,000	5,336	5,269	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
	$238,244	$1,451,500	$235,951	$275,027

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

(6) The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(7) This investment was redeemed in May 2005.

(8) This loan was redeemed at maturity.

Preferred Equity Investments

As of December 31, 2005 and 2004, we held the following preferred equity investments with an aggregate weighted-average current yield of approximately 11.0% (in thousands):

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

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier – Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of December 31, 2005 (in thousands):

Property	Partner	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	2,550	12/03	$1,000,000
485 Lexington Avenue (3)	CIF and Witkoff	30.00%	921	07/04	225,000
One Park Avenue (4)	SEB	16.67%	913	05/01	318,500
1250 Broadway	SITQ	55.00%	670	08/99	121,500
1515 Broadway (5)	SITQ	68.45%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	834	02/00	95,800
One Madison Avenue – South Building	Gramercy	55.00%	1,176	04/05	803,000
379 West Broadway	Jeff Sutton	45.00%	62	12/05	19,750

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.5% of property’s annualized rent at December 31, 2005. We do not manage this joint venture.

(3)

At closing, TIAA-CREF entered into an operating lease for the entire building. Upon expiration of the operating lease in December 2005, TIAA-CREF will vacate most of the space it occupies in 485 Lexington (approximately 870,000 square feet). As a result of exceeding the performance thresholds with CIF, our economic stake in the property will increase to 50% in January 2006. See Note 24.

(4)

In May 2004, Credit Suisse Securities (USA) LLC, or CS, through a wholly owned affiliate, acquired a 75% interest in One Park. The interest was acquired from a joint venture comprised of SITQ and us. CS’s affiliated entity transferred its interest to SEB in April 2005.

(5)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 83.2% of this joint venture’s annualized rent at December 31, 2005.

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

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J.  The acquisition was funded with an $84.0 million interest-only mortgage.  The mortgage, which matures in June 2007, carries an interest rate of 215 basis points over the 30-day LIBOR, and has three one-year as-of-right extension options.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2005 and 2004, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate (1)	2005	2004

1221 Avenue of the Americas (2)	12/2010	4.16%	$170,000	$175,000
485 Lexington Avenue (3)	07/2007	5.29%	$188,347	$175,585
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway (4)	08/2006	4.49%	$115,000	$115,000
1515 Broadway (5)	11/2007	4.15%	$625,000	$425,000
100 Park Avenue (6)	11/2015	6.52%	$135,998	$116,857
One Madison Avenue – South Building	05/2020	5.91%	$687,984	—
379 West Broadway	12/2007	6.80%	$12,837	—

(1)        Interest rate represents the effective all-in weighted average interest rate for the year ended December 31, 2005.

(2)        This loan has an interest rate based on the Libor plus 75 basis points.

(3)        Simultaneous with the closing, the joint venture closed on a $240,000 loan.  The loan, which bore interest at 200 basis points over the 30-day LIBOR, was for three years and had two one-year extension options.  At closing, the joint venture drew down approximately $175,300.  In January 2006, the joint venture obtained a $390 million three year loan, which bears interest at LIBOR plus 1.35%, and which can be extended for an additional two years.  The initial funding of the loan was approximately $293 million, which was used to repay the existing loan.

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

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas and 55 Corporate Drive. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $10.8 million, $8.4 million and $7.4 million from these services for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a national commercial real estate specialty finance company that specializes in the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy also makes equity investments in commercial real estate properties net leased to tenants, primarily for the recurring earnings, tax benefits and long-term residual benefits these transactions often hold.  Gramercy intends to operate as and qualify as a REIT for federal income tax purposes.  In July 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Certain of our executive officers purchased from us shares of common stock of Gramercy issued to one of our subsidiaries as part of Gramercy’s initial capitalization prior to its initial public offering at the same price as the estimated fair value of such shares at the time of formation. As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing our total investment to approximately $68.9 million.  In September 2005, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million.  We currently hold 5,668,000 shares of Gramercy’s common stock.  The market value of our investment in Gramercy was approximately $129.1 million at December 31, 2005.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights.  Gramercy pays us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the management agreement).  In addition, Gramercy will also pay the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s May 2005 collateralized debt obligation.  For the two years ended December 31, 2005, we received an aggregate of approximately $6.3 million and $1.3 million, respectively, in fees under the management agreement and $0.9 million and none under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $2.3 million and none under this agreement for the two years ended December 31, 2005, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy.  We recorded compensation expense of $0.4 million for the year ended December 31, 2005, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement provides for an annual fee of 0.15% of the carrying value of Gramercy’s investments, excluding certain defined investments.  The outsourcing agreement provides a fee of $1.25 million per year, increasing 3% annually over the prior year.  For the two years ended December 31, 2005, the Manager received an aggregate of approximately $2.3 million and $0.6 million, respectively, under the outsourcing and asset servicing agreements.

In connection with the 5,500,000 shares of common stock that were sold on December 31, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement, Gramercy paid the Manager a fee of $1.0 million as compensation for financial advisory, structuring and other services performed on Gramercy’s behalf.

All fees earned from Gramercy are included in other income in the Consolidated Statements of Income.

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

See Note 3 for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue-South Building.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at December 31, 2005 and 2004, are as follows (in thousands):

	2005	2004
Assets
Commercial real estate property, net	$3,327,691	$2,420,851
Structured finance investments	1,205,745	411,478
Other assets	424,468	304,230
Total assets	$4,957,904	$3,136,559

Liabilities and members’ equity
Mortgages payable	$2,257,667	$1,576,201
Other loans	1,068,866	—
Other liabilities	120,959	98,960
Members’ equity	1,510,412	1,461,398
Total liabilities and members’ equity	$4,957,904	$3,136,559
Company’s net investment in unconsolidated joint ventures	$543,189	$557,089

The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2005 are as follows (in thousands):

	2005	2004	2003
Total revenues	$501,079	$345,389	$176,889
Operating expenses	109,566	83,249	48,988
Real estate taxes	63,634	59,545	33,741
Interest	133,723	48,839	34,295
Depreciation and amortization	71,047	56,820	30,232
Total expenses	377,970	248,453	147,256
Net income before gain on sale	$123,109	$96,936	$29,633
Company’s equity in net income of unconsolidated joint ventures	$49,349	$44,037	$14,871

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Prior to July 1, 2003, we accounted for our investment in the Service Corporation on the equity basis of accounting because we had significant influence with respect to management and operations, but did not control the entity.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the years ended December 31, 2005 and 2004 and the six months ended December 31, 2003, the Service Corporation earned approximately $10.5 million, $7.7 million and $3.3 million of revenue and incurred approximately $7.9 million, $6.3 million and $3.3 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of our investment as of December 31, 2005 and 2004 was approximately $3.9 million and $3.4 million, respectively.

8. Deferred Costs

Deferred costs at December 31 consisted of the following (in thousands):

	2005	2004
Deferred financing	$40,118	$20,356
Deferred leasing	78,086	62,184
	118,204	82,540
Less accumulated amortization	(38,776)	(34,671)
	$79,428	$47,869

9. Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2005 and 2004, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2005	2004
70 West 36th Street (1)	5/1/09	7.87%	$11,414	$11,611
1414 Avenue of the Americas (1) (3)		—	—	13,325
711 Third Avenue (1) (4)	6/1/15	4.99%	120,000	47,602
420 Lexington Avenue (1)	11/1/10	8.44%	117,466	119,412
673 First Avenue (1)	2/11/13	5.67%	34,474	35,000
125 Broad Street (2)	10/11/07	8.29%	74,787	75,526
220 East 42nd Street (1)	12/9/13	5.23%	210,000	210,000
625 Madison Avenue (1)	11/1/15	6.27%	102,000	102,000
Total fixed rate debt			670,141	614,476
1 Madison Avenue (1) (5)	5/1/07	6.26%	113,546	—
1551/1555 Broadway and West 21st 34th Street (6)	8/1/08	5.82%	91,532	—
141 Fifth Avenue (6)	9/1/07	6.12%	10,033	—
Total floating rate debt			215,111	—
Total mortgage notes payable			$885,252	$614,476

(1)	Held in bankruptcy remote special purpose entity.
(2)	This mortgage has an initial maturity date of October 11, 2007 and a contractual maturity date of October 11, 2030.
(3)	This mortgage was repaid in March 2005 in connection with the sale of the property.
(4)	This mortgage was refinanced in the second quarter of 2005.
(5)

This relates to the Clock Tower. In November 2005, we closed on a $205.1 million credit facility. This facility, which bears interest at 160 basis points over LIBOR, has a two-year term and two six-month extension options. This facility replaced the acquisition loan of $115.0 million and will be used in part to fund the conversion and development of the Clock Tower. Approximately $113.4 million was drawn at closing.

(6)	We have a 50% interest in the joint venture that holds these loans. These loans are non-recourse to us.

At December 31, 2005 and 2004 the gross book value of the properties collateralizing the mortgage notes was approximately $1.2 billion and $1.2 billion, respectively.

For the years ended December 31, 2005 and 2004, we incurred approximately $81.8 million and $64.9 million of interest expense, excluding approximately $6.9 million and $433,000, which were capitalized.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans and Trust Preferred Securities and our share of joint venture debt as of December 31, 2005, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2006	$4,125	$—	$—	$—	$4,125	$65,785
2007	9,387	196,919	—	—	206,306	419,878
2008	9,552	91,533	32,000	1,766	134,851	5,719
2009	10,082	10,628	—	327,648	348,358	6,135
2010	9,832	104,691	—	195,586	310,109	83,074
Thereafter	28,530	409,973	—	100,000	538,503	459,673
	$71,508	$813,744	$32,000	$625,000	$1,542,252	$1,040,264

10. Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

In September 2005, we closed on a new $500.0 million unsecured revolving credit facility. We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008. The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, and has a one-year extension option. The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears. The 2005 unsecured revolving credit facility had an outstanding balance of $32.0 million and a 95 basis point spread over the 30-day LIBOR at December 31, 2005. Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $14.1 million in letters of credit. The effective all-in interest rate on the 2005 unsecured revolving credit facility was 4.9% for the year ended December 31, 2005. The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Revolving Credit Facility

In September 2005, we terminated our $300.0 million unsecured revolving credit facility. It bore interest at a spread ranging from 105 basis points to 135 basis points over the 30-day LIBOR, based on our leverage ratio. The unsecured revolving credit facility also required a 15 to 25 basis point fee on the unused balance payable annually in arrears. The unsecured revolving credit facility included certain restrictions and covenants (see restrictive covenants below).

Secured Revolving Credit Facility

In September 2005, we terminated our $125.0 million secured revolving credit facility. It bore interest at a spread ranging from 105 basis points to 135 basis points over the 30-day LIBOR, based on our leverage ratios, and was secured by various structured finance investments. The secured revolving credit facility included certain restrictions and covenants, which are similar to those under the unsecured revolving credit facility (see restrictive covenants below).

In connection with a structured finance transaction, which closed in June 2004, we entered into a secured term loan for $18.9 million. This loan, which was scheduled to mature in December 2004, was extended to January 2005. It carried an interest rate of 200 basis points over the 30-day LIBOR. This loan was repaid in January 2005.

Term Loans

In December 2002, we obtained a $150.0 million unsecured term loan. Effective June 2003, the unsecured term loan was increased to $200.0 million and the term was extended by six months to June 2008. In August 2004, the unsecured term loan was further increased to $325.0 million and the maturity date was further extended to August 2009. This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over the 30-day LIBOR, based on our leverage ratio. As of December 31, 2005, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR. To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the 30-day LIBOR rate on the entire unsecured term loan. The LIBOR rate was fixed for a blended all-in rate of 4.50%. The effective all-in interest rate on the unsecured term loan was 4.75% for the year ended at December 31, 2005. In December 2005, we modified the covenants under this unsecured term loan to conform to those under the 2005 unsecured revolving credit facility.

In December 2003, we closed on a $100.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan had a floating rate of 150 basis points over the current 30-day LIBOR rate. During April 2004, we entered into a serial step-swap commencing April 2004 with an initial 24-month all-in rate of 3.83% and a blended all-in rate of 5.10% with a final maturity date in December 2008. In May 2005, we increased this loan by $100.0 million to $200.0 million, reduced the interest rate spread to 125 basis points (effective all-in rate of 4.19% for the year ended December 31, 2005) and extended the maturity to May 2010.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2005 and 2004, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, that is a wholly-owned subsidiary of our Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010. We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary. Because the Trust is not consolidated, we have issued debt and the related payments are classified as interest expense.

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

Cash and cash equivalents, accounts receivable, accounts payable, and the 2005 unsecured revolving credit facility balances reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable, junior subordinate deferrable interest debentures and the secured and unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.2 billion, which was less than the book value of the related fixed rate debt by approximately $23.3 million. Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2005. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. Rental Income

The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2006 to 2023. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2005 for the wholly-owned properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2006	$317,078	$158,498
2007	310,595	163,935
2008	295,645	156,227
2009	266,954	152,229
2010	221,751	131,891
Thereafter	1,034,242	830,165
	$2,446,265	$1,592,945

13. Related Party Transactions

Cleaning Services

First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services with respect to certain of the properties owned by us. First Quality is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. The aggregate amount of fees paid by us to First Quality for services provided (excluding services provided directly to tenants) was approximately $4.9 million in 2005, $4.6 million in 2004 and $4.3 million in 2003. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 12,290 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2012 and provides for annual rental payments of approximately $362,000.

Security/ Messenger and Restoration Services

Classic Security LLC, or Classic Security, provides security services, Bright Star Couriers LLC, or Bright Star, provides messenger services, and Onyx Restoration Works, or Onyx, provides restoration services with respect to certain properties owned by us. Classic Security, Bright Star and Onyx are owned by Gary Green, a son of Stephen L. Green. The aggregate amount of fees paid by us for such services was approximately $6.1 million in 2005, $4.3 million in 2004 and $3.8 million in 2003.

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expires on June 30, 2005 and provides for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease is offset against a consulting fee of $10,500 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2004, our 1515 Broadway joint venture paid approximately $855,000 to Sonnenblick in connection with securing a $425.0 million first mortgage for the property. In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $209,000 in 2005, $258,000 in 2004 and $237,000 in 2003.

Amounts due from (to) related parties at December 31 consisted of the following (in thousands):

	2005	2004
17 Battery Condominium Association	$93	$207
Due from joint ventures	3,500	—
Officers and employees	1,527	1,681
Other	2,587	3,139
Related party receivables	$7,707	$5,027

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003. This loan bears interest at a rate of 6.60% per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, $100,000 (plus accrued interest thereon) is forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. The principal balance outstanding on this loan was approximately $100,000 on December 31, 2005. In addition, the $300,000 loan shall be forgiven if and when the $1.0 million loan that Mr. Holliday received pursuant to his amended and restated employment and non-competition agreement is forgiven.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2005, 42,455,829 shares of common stock and no shares of excess stock were issued and outstanding.

In 2004, in two offerings, we sold 3,150,000 shares of our common stock. The net proceeds from these offerings (approximately $138.6 million) were used to pay down our unsecured revolving credit facility.

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

During the years ended December 31, 2005 and 2004, approximately 338,000 and 195,000 shares were issued and approximately $20.4 million and $8.9 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted. Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002. We record the expense of the restricted stock award in accordance with SFAS 123. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of $650,000, $650,000 and $485,000 was recorded during the years ended December 31, 2005, 2004 and 2003, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established. The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. We recorded approximately $0.3 million of compensation expense in 2005 in connection with the 2005 Outperformance Plan.

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

During the year ended December 31, 2005, approximately 4,300 phantom stock units were earned. As of December 31, 2005, there were approximately 5,300 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan. The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002. The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. At December 31, 2005, approximately 1.4 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events). Each share issued or to be issued in connection with “Full-Value Awards” (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units. “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or 5-year option. Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group. For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%. No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year. If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At December 31, 2005, approximately 3.1 million shares of our common stock were reserved for issuance under the 2005 Plan, or 3.8 million if everything available under the 2005 Plan was issued as a 5-year option.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of December 31, 2005, 2004 and 2003 and changes during the years then ended are presented below:

	2005		2004		2003
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	2,169,762	$29.39	3,250,231	$26.80	3,278,663	$25.49
Granted	466,203	$65.22	132,333	$43.77	327,000	$35.09
Exercised	(888,374)	$27.34	(1,080,835)	$23.40	(347,099)	$22.14
Lapsed or cancelled	(16,333)	$38.87	(131,967)	$28.67	(8,333)	$24.52
Balance at end of year	1,731,258	$41.25	2,169,762	$29.39	3,250,231	$26.80

Options exercisable at end of year	599,828	$50.57	789,785	$26.54	1,404,467	$23.41
Weighted average fair value of options granted during the year	$3,538,000		$475,000		$1,150,000

The weighted average fair value of restricted stock granted during the year was approximately $14.2 million.

All options were granted within a price range of $18.44 to $76.39. The remaining weighted average contractual life of the options was 7.5 years.

Earnings Per Share

Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2005	2004	2003
Basic Earnings:
Income available to common stockholders	$137,544	$193,172	$90,447
Effect of Dilutive Securities:
Redemption of units to common shares	8,222	11,352	6,299
Preferred Stock (as converted to common stock)	—	—	7,087
Stock options	—	—	—
Diluted Earnings:
Income available to common stockholders	$145,766	$204,524	$103,833

Denominator Weighted Average (Shares)	2005	2004	2003
Basic Shares:
Shares available to common stockholders	41,793	39,171	32,265
Effect of Dilutive Securities:
Redemption of units to common shares	2,499	2,302	2,305
Preferred Stock (as converted to common stock)	—	—	3,491
Stock-based compensation plans	1,212	1,605	909
Diluted Shares	45,504	43,078	38,970

15. Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership. As of December 31, 2005 and 2004, the minority interest unit holders owned 5.4% (2,426,786 units) and 5.8% (2,530,942 units) of our Operating Partnership, respectively. At December 31, 2005, 2,426,786 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

In October 2004, our Operating Partnership issued 306,000 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

16. Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $4.6 million, $3.4 million and $3.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, we issued 150,000 shares in connection with an employment contract. These shares vested annually at rates of 15% to 35% and were recorded at fair value. At December 31, 2005, all of these shares had vested. We recorded compensation expense of approximately $151,000, $604,000 and $445,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our executives. In connection with the Deferred Plan, we issued 230,200, 351,750 and 211,750 restricted shares in 2005, 2004 and 2003, respectively. The shares issued under the Deferred Plan were granted to certain executives and vesting will occur annually upon our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. As of December 31, 2005, 545,404 of these shares had vested and 118,983 had been retired. We recorded compensation expense of approximately $4.3 million, $7.1 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.

401(K) Plan

During August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For the years ended December 31, 2005, 2004 and 2003, we made matching contributions of approximately $270,000, $149,000 and none respectively.

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

We entered into employment agreements with certain executives. Six executives have employment agreements, which expire between May 2006 and January 2010. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $3.7 million for 2006.

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

The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. Under the sub-lease, we are responsible for ground rent payments of $1.55 million annually through July 2011 on the 50% portion of the fee we do not own. The ground rent is reset after July 2011 based on the estimated fair market value of the property. We have an option to buy out the sub-lease at a fixed future date.

The property located at 461 Fifth Avenue operates under a ground lease (approximately $2.1 million annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each, followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.

The property located at 625 Madison Avenue operates under a ground lease (approximately $4.6 million annually) with a term expiration date of 2022 and with two options to renew for an additional 23 years.

The property located at 1604 Broadway operates under a ground lease that was extended from 2019 to 2036 as part of the acquisition. Annual ground rent payments are approximately $2.4 million through July 2011, $2.5 million through July 2014, $2.7 million through July 2016 and $3.0 million through July 2036. We have a 50% interest in the joint venture with Jeff Sutton.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $4.4 million and $4.2 million at December 31, 2005 and 2004, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2005 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2006	$1,416	$21,194
2007	1,416	21,044
2008	1,416	21,044
2009	1,416	21,044
2010	1,451	21,045
Thereafter	51,870	379,098
Total minimum lease payments	58,985	$484,469
Less amount representing interest	(42,725)
Present value of net minimum lease payments	$16,260

18.                               Financial Instruments: Derivatives and Hedging

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2005. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	3.300%	8/2005	9/2006	$599
Interest Rate Swap	—	4.330%	9/2006	6/2008	439
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	1,236
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	494
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	734
Interest Rate Swap	—	4.650%	5/2006	12/2008	233
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	1,630
Interest Rate Swap	—	4.352%	9/2006	8/2009	1,345
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	567
Interest Rate Swap	—	4.364%	1/2007	5/2010	690
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	1
Interest Rate Cap	$102,550	6.691%	11/2005	11/2007	12

On December 31, 2005, the derivative instruments were reported as an asset at their fair value of approximately $8.0 million. This is included in Other Assets on the consolidated balance sheet at December 31, 2005. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $15.3 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of its related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $5.7 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

20. Segment Information

We are a REIT engaged in acquiring, owning, repositioning, managing and leasing commercial office properties in Manhattan and have two reportable segments, office real estate and structured finance investments. We evaluate real estate performance and allocate resources based on contribution to income from continuing operations.

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

Selected results of operations for the years ended December 31, 2005, 2004 and 2003, and selected asset information as of December 31, 2005 and 2004, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2005	$395,193	$44,989	$440,182
December 31, 2004	304,624	39,094	343,718
December 31, 2003	259,584	22,086	281,670

Income from continuing operations:
Year ended:
December 31, 2005	$95,955	$27,114	$123,069
December 31, 2004	81,454	30,589	112,043
December 31, 2003	47,761	18,751	66,512

Total assets
As of:
December 31, 2005	$2,909,701	$400,076	$3,309,777
December 31, 2004	2,401,854	350,027	2,751,881

Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $44.2 million, $30.3 million and $17.1 million for the years ended December 31, 2005, 2004 and 2003, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Years ended December 31,
	2005	2004	2003
Income from continuing operations before minority interest	$118,500	$95,661	$67,542
Equity in net gain on sale of unconsolidated joint venture	11,550	22,012	3,087
Minority interest in operating partnership attributable to continuing operations	(6,172)	(5,630)	(4,038)
Minority interest in other partnerships	(809)	—	(79)
Net income from continuing operations	123,069	112,043	66,512
Income from discontinued operations, net of minority interest	475	7,017	10,320
Gain on sale of discontinued operations, net of minority interest	33,875	90,370	21,327
Net income	157,419	209,430	98,159
Preferred stock dividends and accretion	(19,875)	(16,258)	(7,712)
Net income available for common stockholders	$137,544	$193,172	$90,447

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2005	2004
Issuance of common stock as deferred compensation	$9,210	$14,144
Redemption of units and dividend reinvestments	23,810	9,643
Derivative instruments at fair value	7,980	(1,347)
Issuance of units of limited partnership interest in connection with acquisition	—	15,466
Assumption of mortgage notes payable upon acquisition of real estate	—	102,000
Fair value of above and below market leases (SFAS No. 141) in connection with acquisitions	4,408	10,050
Tenant improvements and leasing commissions payable	7,637	3,611
Assumption of joint venture interest	9,952	—
Exchange of joint venture interest for structured finance investment	6,175	—

22. Quarterly Financial Data (unaudited)

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2005.

Quarterly data for the last two years is presented in the tables below (in thousands).

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$114,594	$120,291	$106,092	$100,855
Income net of minority interest and before gain on sale	25,805	30,749	27,480	27,500
Equity in net gain on sale of joint venture property	—	11,550	—	—
Discontinued operations	—	—	95	379
Gain on sale of discontinued operations	—	—	33,864	—
Net income before preferred dividends	25,805	42,299	61,439	27,879
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)
Income available to common stockholders	$20,836	$37,330	$56,470	$22,910
Net income per common share-Basic	$0.49	$0.89	$1.35	$0.56
Net income per common share-Diluted	$0.48	$0.87	$1.31	$0.54

2004 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$94,114	$85,868	$82,711	$81,025
Income net of minority interest and before gain on sale	24,809	22,722	25,225	17,443
Equity in net gain on sale of joint venture property	—	—	22,012	—
Discontinued operations	1,486	2,428	1,594	1,512
Gain on sale of discontinued operations	90,199	—	—	—
Net income before preferred dividends	116,494	25,150	48,831	18,955
Preferred stock dividends and accretion	(4,969)	(4,843)	(3,446)	(3,000)
Income available to common stockholders	$111,525	$20,307	$45,385	$15,955
Net income per common share-Basic	$2.75	$0.52	$1.18	$0.42
Net income per common share-Diluted	$2.64	$0.49	$1.13	$0.40

23. Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, or SFAS 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS Statement No. 3”. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our cash flows, results of operations, financial position, or liquidity.

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or stockholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

FASB Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations” was issued in March 2005. FIN 47 requires recognition of a liability at the time of acquisition or construction for assets that will require certain remediation expenditures when the assets are removed from service if the fair value of the obligation can be reasonably estimated. FIN 47 clarifies that future expenses to remove asbestos from properties should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. We currently own certain buildings that contain asbestos. Although the asbestos is appropriately contained in accordance with current environmental regulations, our practice is to remediate asbestos upon the renovation or redevelopment of our properties. FIN 47, which became effective December 31, 2005, did not have a material impact on our cash flows, results of operations, financial position, or liquidity.

24. Subsequent Events

In January 2006 we, through a joint venture with The City Investment Fund, L.P., or CIF, and Witkoff, recapitalized 485 Lexington Avenue. The joint venture obtained a $390.0 million three year loan, which bears interest at LIBOR plus 1.35%, and which can be extended for an additional two years. HSH Nordbank AG, New York Branch fully underwrote the $390 million financing. The initial funding of the loan was approximately $293 million which was used to repay the existing loan, return 100% of the partners invested capital and provide for a return on capital that exceeded the performance thresholds established with CIF. The balance of the loan will be used to fund the remaining renovations, lease up and tenant improvements for the building. As a result of exceeding the performance thresholds established with CIF, our economic stake in the property will increase from 30% to 50%. We used our portion of the refinancing proceeds to repay our 2005 unsecured revolving credit facility and for future investments.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2005

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
70 West 36th Street	$11,414	$1,517	$7,830	$13	$6,928	$1,530	$14,758	$16,288	$7,070	1923	12/1984	Various
673 First Ave.	34,474	—	35,727	—	5,266	—	40,993	40,993	14,775	1928	8/1997	Various
470 Park Ave. So.	—	3,750	22,040	1	18,673	3,751	40,713	44,464	18,172	1912	8/1997	Various
1372 Broadway	—	10,478	42,187	67	11,469	10,545	53,656	64,201	13,686	1926	8/1997	Various
1140 Ave. of Amer.	—	—	21,304	—	6,716	—	28,020	28,020	6,043	1926	8/1997	Various
110 E. 42nd Street	—	3,680	14,842	26	6,152	3,706	20,994	24,700	6,324	1921	9/1997	Various
420 Lexington Ave.	117,466	—	107,824	—	61,581	—	169,405	169,405	37,497	1927	3/1998	Various
440 Ninth Ave.	—	6,326	25,402	—	24,528	6,326	49,930	56,256	15,552	1927	6/1998	Various
711 Third Avenue	120,000	19,843	42,486	—	15,662	19,843	58,148	77,991	14,256	1955	5/1998	Various
555 W. 57th Street	—	18,845	78,698	—	15,963	18,845	94,661	113,506	17,695	1971	1/1999	Various
286 Madison Ave	—	2,474	10,332	—	3,558	2,474	13,890	16,364	2,394	1918	5/1999	Various
290 Madison Ave.	—	1,576	6,616	—	391	1,576	7,007	8,583	1,176	1952	5/1999	Various
292 Madison Ave.	—	5,949	24,141	—	6,020	5,949	30,161	36,110	5,071	1923	5/1999	Various
317 Madison Ave.	—	21,205	85,551	—	18,802	21,205	104,353	125,558	13,338	1920	6/2001	Various
220 East 42nd Street	210,000	50,373	201,184	635	15,688	51,008	216,872	267,880	16,234	1929	2/2003	Various
125 Broad Street	74,787	5,965	96,611	25	800	5,990	97,411	103,401	6,713	1968	3/2003	Various
461 Fifth Avenue	—	—	62,652	—	2,225	—	64,877	64,877	3,624	1988	10/2003	Various
750 Third Avenue	—	51,093	205,307	—	4,236	51,093	209,543	260,636	7,326	1958	7/2004	Various
625 Madison Ave.	102,000	—	244,097	—	7,459	—	251,556	251,556	7,541	1956	10/2004	Various
One Madison Avenue-Clock Tower	113,546	23,937	95,749	—	8,738	23,937	104,487	128,424	—	1909	4/2005	Various
19 West 44th Street	—	15,975	61,680	—	3,858	15,975	65,538	81,513	2,722	1916	6/2005	Various
28 West 44th Street	—	21,102	84,428	—	2,271	21,102	86,699	107,801	1,797	1919	2/2005	Various
1551/1555 Broadway & 21 West 34th Street (2)	91,532	20,500	87,240	—	3,058	20,500	90,298	110,798	—	1890/1857	7/2005	Various
141 Fifth Avenue (2)	10,033	2,884	15,945	—	—	2,884	15,945	18,829	243	1879	8/2005	Various
1604 Broadway (3)	—	—	4,615	—	153	—	4,768	4,768	46	1912	11/2005	Various
	$885,252	$287,472	$1,684,488	$767	$250,195	$288,239	$1,934,683	$2,222,922	$219,295

(1)                   All properties located in New York, New York

(2)                   We own a 50% interest in this property.

(3)                   We own a 45% interest in this property.

The changes in real estate for the three years ended December 31, 2005 are as follows:

	2005	2004	2003
Balance at beginning of year	$1,756,104	$1,346,431	$975,777
Property acquisitions	435,740	509,102	410,937
Improvements	57,618	34,380	31,617
Retirements/disposals	(26,540)	(133,809)	(71,900)
Balance at end of year	$2,222,922	$1,756,104	$1,346,431

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2005 was approximately $1.7 billion.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2005, are as follows:

	2005	2004	2003
Balance at beginning of year	$176,238	$156,768	$126,669
Depreciation for year	53,434	42,417	37,614
Retirements/disposals	(10,377)	(22,947)	(7,515)
Balance at end of year	$219,295	$176,238	$156,768

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of

Rock-Green, Inc.

We have audited the accompanying consolidated balance sheets of Rock-Green, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Green, Inc. at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

January 20, 2006

ROCK-GREEN, INC.
CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Thousands of dollars, except per share data)

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$30,531	$33,327
Accounts receivable, net of allowance of $122 in 2005 and 2004	1,306	845
Due from related parties	57	21
Income taxes receivable	—	1,391
Prepaid real estate taxes	291	—
	32,185	35,584
Fixed Assets, at cost:
Land	24,508	24,508
Building and improvements	224,655	222,144
Other fixed assets	1,097	1,074
	250,260	247,726
Less accumulated depreciation	(125,563)	(120,503)
	124,697	127,223
Deferred costs, net of accumulated amortization of $51,700 and $43,855, respectively	70,516	72,391
Deferred rents receivable, net	59,678	59,078
Other assets	4,588	3,478
Total Assets	$291,664	$297,754
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,459	$6,526
Due to related parties	2,944	820
Accrued federal, state and local taxes	1,818	—
Deferred revenue	3,922	3,083
	14,143	10,429
Loan payable	170,000	175,000
Other non-current liabilities	218	124
Stockholders’ Equity:
Preferred stock, $1,000 par value; 125 shares, authorized, issued and outstanding	125	125
Common stock, $2 par value; 2,000 shares, authorized, issued and outstanding	4	4
Additional paid-in capital	64,887	64,887
Accumulated other comprehensive loss	(38)	—
Retained earnings	42,325	47,185
	107,303	112,201
Total Liabilities and Stockholders’ Equity	$291,664	$297,754

ROCK-GREEN, INC.
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars)

	2005	2004	2003
Rental Revenues:
Fixed, percentage and sublease revenues	$118,017	$112,748	$92,336
Operating and real estate tax escalations	14,205	10,541	8,411
Rental revenues – related parties	3,110	3,243	23,683

Total Rental Revenues	135,332	126,532	124,430

Sales of services	8,338	8,167	6,991
Sales of services – related parties	142	135	1,207

Total Revenues	143,812	134,834	132,628

Operating Expenses:

Real estate taxes	25,284	23,470	22,118
Building operating expenses	18,612	17,162	17,457
Building operating expenses – related parties	8,084	7,123	6,965
Cost of service sales	4,872	5,076	4,438

Cost of service sales – related parties	68	70	586

Total Operating Expenses	56,920	52,901	51,564

Gross Operating Profit	86,892	81,933	81,064

Other Operating Expense (Income):
Interest expense	7,673	4,689	583
Interest income	(1,153)	(481)	(1,327)
Depreciation expense	5,060	5,001	4,977
Amortization expense	7,620	7,468	7,421
General and administrative expenses	480	(57)	606
Other income	(385)	(375)	(460)
Income before Provision (Benefit) for Taxes	67,597	65,688	69,264

Provision (Benefit) for taxes	9	(41,401)	31,831
Net Income	$67,588	$107,089	$37,433

ROCK-GREEN, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars)

	Total	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings

Balances at December 31, 2002	$264,691	$4	$—	$64,887	$—	$199,800

Net income for the year	37,433	—	—	—	—	37,433

Dividend	(230,000)	—	—	—	—	(230,000)

Balances at December 31, 2003	72,124	4	—	64,887	—	7,233

Net income for the year	107,089	—	—	—	—	107,089

Dividend	(67,137)	—	—	—	—	(67,137)

Issuance of preferred stock	125	—	125	—	—	—

Balances at December 31, 2004	112,201	4	125	64,887	—	47,185

Net income for the year	67,588	—	—	—	—	67,588

Other comprehensive loss	(38)	—	—	—	(38)	—

Total comprehensive income	67,550	—	—	—	—	—

Dividend	(72,448)	—	—	—	—	(72,448)

Balances at December 31, 2005	$107,303	$4	$125	$64,887	$(38)	$42,325

ROCK-GREEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Thousands of dollars)

	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$67,588	$107,089	$37,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,680	12,469	12,398
Amortization of premium on fixed income securities	—	5	134
Deferred taxes	—	(41,176)	1,820
Deferred rents receivable, net	(600)	(1,375)	(3,056)
Gain on sale of short term investments	—	(33)	(107)
Changes in certain assets and liabilities	1,298	9,734	(11,568)
Increase due to related parties, net	2,088	749	(638)

Net cash provided by operating activities	83,054	87,462	36,416

Cash Flows from Investing Activities:
Cash received from RGII relating to cash management, net	—	—	54,571
Proceeds from investment portfolio	—	2,625	7,653
Capital expenditures	(2,215)	(3,344)	(2,642)
Deferred expenses paid	(5,186)	(733)	(5,933)
Net cash (used) provided by investing activities	(7,401)	(1,452)	53,649

Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	125	—
Proceeds from loan payable	—	—	175,000
Principal repayment of loan payable	(5,000)	—	(19,250)
Dividend distributions	(72,448)	(67,137)	(230,000)
Deferred financing cost	(1,001)	(50)	(1,436)

Net cash used in financing activities	(78,449)	(67,062)	(75,686)

Net (decrease) increase in cash and cash equivalents	(2,796)	18,948	14,379

Cash and cash equivalents, beginning of year	33,327	14,379	—

Cash and cash equivalents, end of year	$30,531	$33,327	$14,379

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest expense	$7,254	$4,220	$332

Income taxes	$—	$3,218	$32,448

1. Organization

Rock-Green, Inc., (the Company) a New York State corporation, is 55% owned by Rockefeller Group International, Inc. (RGII) and 45% owned by Green Hill Acquisition, LLC (GHA). The Company owns and operates a 2.5 million square foot office building (the Property) known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York. In addition, the Company owns two adjacent properties totaling approximately 17,000 sf

On December 29, 2003, the McGraw-Hill Companies (MHC) sold its 45% ownership interest in the Company to GHA.

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

(See Note 5).

2. REIT Election

The Company made an election to qualify as a REIT under the Tax Code for the taxable year ending December 31, 2004 and during all subsequent years.

The Company had historically been subject to taxes as a C corporation. The Company elected to be taxed as a REIT, commencing with its taxable year ending December 31, 2004, upon the filing of its federal income tax return for that year. Qualification and taxation as a REIT depends upon the Company’s ability to satisfy various asset, income and distribution requirements on a continuing basis. The Company believes that its organizational and operational structure as well as its intended distributions will enable it to qualify as a REIT and maintain such status in the future. As a REIT, the Company will be entitled to a deduction for dividends that it pays and therefore will not be subject to federal income tax on its taxable income that is currently distributed to its shareholders.

The Company has formed a wholly owned subsidiary to provide certain services to tenants. Such subsidiary is subject to tax on income earned from these services.

In order to enable the Company to qualify as a REIT in 2004, the Company was required to pay a dividend of its accumulated Earnings & Profits (E&P) by the end of 2003. The Company, accordingly, paid a dividend of $230 million, which it believes to be sufficient to meet this requirement.

Also to satisfy ownership requirements for a REIT, the Company issued 125 shares of $1,000 par value non-voting preferred stock. These shareholders are entitled to receive dividends semiannually at a per annum rate equal to 12.5% of the liquidation value of $1,000 per share. This preferred stock is redeemable by the Company for $1,000 per share, plus accumulated and unpaid dividends and includes a redemption premium if the stock is redeemed before the year 2009.

As a REIT, the Company will be subject to corporate level tax (built-in gains tax) on any appreciated property (i.e., property whose fair market value exceeds its adjusted tax basis as of the date of conversion) that it owned as of the date of conversion to a REIT if such property is disposed of in a taxable transaction at any time through 2013. The built-in gains tax applies to that portion of the gain equal to the excess of the fair market value of the property over its tax basis as of the date of conversion. The Company does not intend to enter into any taxable sale of its property during this period. Accordingly, the Company eliminated its deferred tax liabilities, which resulted in a benefit of approximately $41 million in 2004.

3. Significant Accounting Policies

(a)                                  Principles of consolidation

The consolidated financial statements include accounts of the Company and its subsidiaries, all of which are wholly-owned by the Company. All significant intercompany balances and transactions have been eliminated.

ROCK-GREEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

(c)                                  Cash and cash equivalents

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

Depreciation is computed using the straight-line method over the estimated useful lives of the building (50 years) and other depreciable assets (5-35 yrs).

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

Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable. The Company recorded $600,000, $1,375,000 and $3,056,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the years ended December 31, 2005, 2004, and 2003, respectively.

(f)                                    Income taxes

Deferred taxes result principally from differences in tax and financial statement reporting for deferred rents receivable and depreciation expense.

(g)                                 Fair value of financial instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. As a result, amounts ultimately realized may vary significantly from the estimates of fair values presented and the differences could be material.

(h)                                 Accounts receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, tenant escalations and reimbursements, and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company wrote off approximately $89,000 of accounts receivable in 2004. There were no write-offs in 2005.

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

(j)                                          Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management of the Company to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Significant items subject to such estimates and assumptions include the carrying amount and estimation of useful lives of property and improvements; and valuation allowances for receivables. Actual results could differ from those estimates.

(k)                                        Accounting for derivative instruments and hedging activities

The Company applies Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FAS 133”).

FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction.

For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in fair value of the derivative instrument are reported in other comprehensive income (loss). The gains and losses on the derivative instrument that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings.

(l)                                           Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, (“FAS 130”) establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be displayed with the same prominence as other financial statements. For the year ended December 31, 2005, the unrealized loss related to the

Company’s derivative has been recorded as a component of other comprehensive income and is included in the accompanying Consolidated Statements of Changes in Stockholders’ Equity.

(m)                               Concentration of Company’s Revenue and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments in excess of insured amounts and tenant receivables. The Company places its cash investments with high quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with releasing the space.

(n)                                 Recent accounting pronouncement:

The Company implemented FIN 47, an interpretation of Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations, in 2005. Under FIN 47, a conditional asset retirement obligation (“CARO”) must be recorded if the liability can be reasonably estimated. A CARO is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. The Property has asbestos in certain limited areas, which the Company has the obligation to remediate at some point in the future under certain conditions.

Management is unable to reasonably determine the fair value of any potential remediation costs as there is an indeterminate settlement date for the asset retirement obligation because the range of time over which the Company may choose to remediate this condition may not be estimated with any level of precision which would lend itself to a meaningful estimate.

4. Investments

In February 2004, the Company sold the remaining two debt securities for $2.6 million, realizing a pretax gain of approximately $33,000. The liquidation of the investment portfolio was effected in preparation for the conversion to REIT status.

5. Loan Payable

On December 23, 2003, the Company obtained a Loan in the original principal amount of $175 million, which was to mature on December 23, 2006.

During 2005, the Company entered into two amendments with the lender. The amendments extend the loan’s maturity date to December 23, 2010, reduce the outstanding borrowings from

$175 million to $170 million, reduce the margin amount to calculate the interest rate, secure the loan through a pledge of the Company’s interest in the Property and allow the Company to enter into interest rate protection agreements for hedging purposes.

The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate). Interest is due on the outstanding principal balance in arrears. The loan carried an average interest rate of 4.22%, 2.46% and 2.12% during 2005, 2004 and 2003 respectively, and requires periodic interest payments. The entire outstanding principal balance is payable on the maturity date.

In conjunction with the modification of the loan, the Company incurred approximately $1,001,000 of new loan fees during 2005. The Company evaluated the loan modification under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that the amended loan is not substantially different than the original loan and therefore the new deferred financing fees were combined with the unamortized amount of the original deferred financing fees of approximately $1,167,000 (at December 31, 2004). The aggregate deferred financing fees are being amortized through the extended maturity date of the loan.

The loan may not be prepaid in whole, subject to costs incurred by the Lender, prior to the Lockout Period (July 21, 2007). The loan may be prepaid in part at any time during or after the lockout period up to $25 million.

At December 31, 2005, the carrying amount of the loan approximates fair value, which was estimated by calculating the present value of its cash flows, discounted at a fair market rate, which would currently be available.

During the year the Company has entered into a $30 million interest rate swap agreement with a Bank to hedge $30 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.56% for the remaining term of the loan. The fair market value of this interest rate swap agreement, which was a liability of $38,000 at December 31, 2005, is recorded on the Consolidated Balance Sheet in other non-current liabilities and accumulated other comprehensive income.

6.              Provision for Taxes

The Company made an election to be taxed as a REIT under the Tax Code commencing with its taxable year ending December 31, 2004 upon the filing of its federal tax return for that year. As a REIT, the Company generally is not subject to federal income tax provided the Company has no taxable income after its dividends paid deduction, except for taxes on income earned by its taxable REIT subsidiary. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

The provision (benefit) for income taxes is summarized as follows:

($000s)	2005	2004	2003

Current:
Federal	$4	$(144)	$18,871
State and local taxes	5	(81)	11,140
	9	(225)	30,011
Deferred
Federal	—	(26,006)	1,344
State and local taxes	—	(15,170)	476
	—	(41,176)	1,820
Total provision (benefit) for taxes	$9	$(41,401)	$31,831

As a result of the Company’s REIT election during 2004, the Company eliminated all its deferred tax liabilities.

Prior to 2004, the Company filed a consolidated federal income tax return as a C-Corporation. The reconciliation between tax expense for 2003 computed by applying the federal statutory rates to the pretax book income and the actual tax provision is as follows:

		2003
($000s)	Amount	% of Pretax Income

Federal tax at statutory rates	$24,242	35.0%
Federal tax benefit of state and local taxes and other	(4,027)	(5.8)%
Federal taxes	20,215	29.2%
State and local taxes	11,616	16.8%
Total provision for taxes	$31,831	46.0%

The tax effects of temporary differences gave rise to deferred tax liabilities (assets) at December 31, 2003 consisted of the following items:

($000s)	2003

Depreciation and amortization methods	$17,158
Lease incentives	25,476
All other items	(1,458)
Total deferred tax liabilities	$41,176

7. Tenant Leasing Arrangements

The Company leases office, shop, and storage space to tenants in the Property through non-cancelable operating leases expiring through 2023. The leases require fixed minimum monthly payments over their terms and also adjustments to rent for the tenants’ proportionate share of changes in certain costs and expenses of the building. Certain leases also provide for additional rent which is based upon a percentage of the sales of the lessee.

Minimum future rentals from tenants under noncancelable operating leases as of December 31, 2005 are approximately as follows:

($000s)	Total	RGII and Related Subsidiaries

Year ending December 31:
2006	$112,697	$2,749
2007	108,057	2,852
2008	105,108	2,952
2009	106,818	2,952
2010	105,210	2,969
Thereafter	613,685	5,820
Total	$1,151,575	$20,294

Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations. Future rentals from five unrelated parties in the businesses of financial services, legal and publishing amount to approximately 76% of total minimum future rentals listed above. Rental income from these tenants amounted to approximately 68% of total rental revenues for 2005 and 2004 and 67% in 2003. These tenants’ leases expire in 2013, 2016, 2018 and 2020. RGII’s lease expires on December 31, 2011.

During 2005, the Company recorded $5.6 million of early termination revenue, which is included in fixed, percentage and sublease revenue on the accompanying Consolidated Statements of Income, due to the early termination of two tenants.

8. Related Party Transactions

Rental revenues and sales of services included $3,252,000, $3,378,000 and $3,333,000 from RGII and related subsidiaries for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable included $57,000 and $21,000 due to/from RGII at December 31, 2005 and 2004, respectively, related primarily to operating and real estate tax escalation. Rental revenues and sales of services also included $21,557,000 from MHC (no longer a related party as of December 29, 2003) for the year ended December 31, 2003.

The Company receives a number of management and operating services from RGII and its affiliates. Amounts included in operating expenses for these services were $8,084,000, $7,123,000 and $6,965,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

Prior to December 23, 2003, the Company participated in a cash management system, under which its funds, together with the funds of other related companies, were managed by RGII, with whom the responsibility for the funds rested. The participants either earned or were charged interest at rates approximating the “AA commercial paper” rate, depending on whether they have positive or overdraft account balances in the system. As of December 23, 2003, the Company maintains its own cash account. The Company earned net interest income $818,000 during 2003, relating to funds within the cash management system.

At December 31, 2005 and 2004, the balances due to RGII affiliates, amounted to $2,944,000 and $820,000, respectively, consisted primarily of amounts for services performed by RGII affiliates.

MHC occupies under lease 443,609 square feet or 18% of the Property as of December 31, 2003. Of this space, 23,071 square feet under lease expired on April 30, 2004 and the remainder expires on March 31, 2020.

At December 31, 2005 and 2004, the balance included in deferred rent receivable – net from RGII and related subsidiaries amounted to $554,000 and $383,000 respectively. In addition, the Company recorded $171,000, $151,000 and $151,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the year ended December 31, 2005, 2004 and 2003 respectively.

9. Cash Flows from Changes in Certain Assets and Liabilities

The cash flows from changes in certain assets and liabilities of the Company as of December 31, 2005, 2004 and 2003 were as follows:

($000s)	2005	2004	2003

(Increase) decrease in:
Accounts receivable, net	$(961)	$750	$428
Prepaid real estate taxes	(291)	11,284	(11,284)
Other current assets	(1,709)	1,194	(2,067)
Investment in subsidiaries	680	(375)	—
Income taxes receivable	1,391	(1,391)	—
Other assets	(81)	(132)	—
Increase (decrease) in:
Accrued federal, state and local taxes	1,818	(1,944)	(2,383)
Other current liabilities	839	(509)	112
Amortization of deferred financing costs	329	294	28
Other non-current liabilities	56	(82)	96
Accounts payable and accrued expenses	(773)	645	3,502
Total changes in certain assets and liabilities	$1,298	$9,734	$(11,568)

10. Subsequent event

During January 2006, the Company entered into an additional $35 million interest rate swap agreement with a Bank to hedge an additional $35 million of the $170 million loan (see note 5). This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.47% for the term of the loan.

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B. OTHER INFORMATION

On March 15, 2006, the Compensation Committee of our Board of Directors approved the form of award agreement for granting awards under the SL Green Realty Corp. 2005 Long-Term Outperformance Plan, a long-term incentive compensation program the Compensation Committee approved on December 15, 2005. The 2005 Long-Term Outperformance Plan established a “performance pool” to be shared by award recipients if our total return to stockholders from December 1, 2005 through November 30, 2008 exceeds 30% on a cumulative basis from a baseline stock price of $68.51 per share established under the plan. The performance pool will be 10% of the total return to stockholders above the 30% benchmark, but cannot exceed in the aggregate the lesser of $50 million or 1,337,337 shares. Each grant, when made by the Compensation Committee, will represent a stated percentage of the performance pool awarded to individual executives and will be in the form of partnership units, or LTIP Units, in SL Green Operating Partnership, L.P. that, subject to performance, time vesting and other conditions set forth in the form of award agreement, may eventually become exchangeable for shares of our common stock or cash, at our election.

On March 15, 2006, the Company also amended the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P. to establish the terms of the LTIP Units as a separate class of limited partner interests designed to qualify as “profits interests” for federal income tax purposes. As a general matter, the profits interests characteristics of LTIP Units mean that initially they will not be economically equivalent in value to a unit of Class A limited partner interests. If and when events specified by applicable tax regulations happen, the LTIP Units can over time increase in value up to the point where they are equivalent to the Class A limited partner interests. Separately, LTIP Units are subject to vesting in the hands of executives based on both performance hurdles (total return to stockholders as described above) and continuation of employment for periods specified in the form of award agreement. After LTIP units are fully vested, and if the special tax rules applicable to profits interests have allowed them to become equivalent in value to Class A limited partner interests, LTIP Units may be converted on a one-for-one basis into Class A limited partner interests. Class A limited partner interests in turn have a one-for-one relationship in value with shares of our common stock. LTIP Units will be eligible to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock after the performance pool is calculated, whether or not they are vested.

This summary is qualified in its entirety by reference to the form of award agreement under the 2005 Long-Term Outperformance Plan and the Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., which are filed as Exhibits 10.38 and 10.39, respectively, to this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the captions “Election of Directors” and “Principal and Management Stockholders – Compliance with Section 16(a) of the Securities Exchange Act of 1934” and the information regarding a code of ethics in our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information set forth under the captions “Election of Directors – Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the captions “Principal and Management Stockholders” and “Equity Compensation Plan Information” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Certain Relationships and Related Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2005

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to the Consolidated Financial Statements

The consolidated financial statements of Rock-Green, Inc. are being provided to comply with applicable rules and Regulations of the Securities and Exchange Commission.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits

See Index to Exhibits on following page

INDEX TO EXHIBITS

3.1	Articles of Incorporation of the Company incorporated by reference to the Company’s Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Form 8-K, dated July 9, 2004, filed with the Commission on July 14, 2004.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock included as an exhibit to Exhibit 4.1.

3.4

Articles Supplementary designating the Company’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share incorporated by reference to the Company’s Form 8-K, dated December 3, 2003, filed with the Commission on December 10, 2003.

3.5

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

10.11

Employment and Non-competition Agreement between Andrew Mathias and the Company, dated January 1, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.12

Employment and Non-competition Agreement between Gregory Hughes and the Company, dated February 3, 2004, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.

10.13

Form of Contribution Agreement by and among Astor Plaza Venture, L.P., 1515 Broadway Associates, L.P., The Equitable Life Assurance Society of the United States and SL Green Realty Acquisition LLC incorporated by reference to the Company’s Form 10-Q, for the quarter ended March 30, 2002, filed with the Commission on April 30, 2002.

10.14

Form of Contribution and Purchase and Sale Agreement between 220 News Buildings LLC and the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated December 12, 2002, filed with the Commission on December 13, 2002.

10.15

Modified Agreement of lease of Graybar Building dated December 30, 1957 between New York State Realty and Terminal Company with Webb & Knapp, Inc. and Graysler Corporation incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.16

Sublease between Webb & Knapp, Inc. and Graysler Corporation and Mary F. Finnegan dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.17

Operating Lease between Mary F. Finnegan and Rose Iacovone dated December 30, 1957 incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.18

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

10.20

Share purchase agreement dated as of December 24, 2003, by and between The McGraw-Hill Companies, Inc., as seller and Green Hill Acquisition LLC as purchaser incorporated by reference to the Company’s Form 8-K/A, dated December 29, 2003, filed with the Commission on January 9, 2004.

10.21	2003 Long-Term OutPerformance Compensation Program, dated April 1, 2003, incorporated by reference to the Company’s Form 10-Q, dated August 12, 2003, filed with the Commission on August 12, 2003.

10.22

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

10.24

Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.25	Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the

Operating Partnership, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.26

Employment and Non-competition Agreement between Gerard Nocera and the Company, dated May 1, 2004, incorporated by reference to the Company’s Form 10-Q, dated August 9, 2004, filed with the Commission on August 9, 2004.

10.27

Contract of Sale between Teachers Insurance and Annuity Association of America and 750-485 Fee Owner LLC dated June 15, 2004, incorporated by reference to the Company’s Form 10-Q, dated August 9, 2004, filed with the Commission on August 9, 2004.

10.28

Purchase, Sale and Contribution Agreement among 625 Madison Avenue Associates, L.P. and SL Green Operating Partnership, L.P. dated August 17, 2004, incorporated by reference to the Company’s Form 10-Q, dated November 9, 2004, filed with the Commission on November 9, 2004.

10.29	Independent Directors’ Deferral Plan, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.30

Origination Agreement dated August 2, 2004 by and among Gramercy Capital Corp., GKK Capital L.P. and the Company, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.31

Management Agreement dated August 2, 2004 by and between Gramercy Capital Corp. and GKK Manager LLC, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.32

Asset Servicing Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.33

Outsource Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Operating Partnership, L.P., incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004 filed, with the Commission on March 15, 2005.

10.34

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

10.35

Amended and Restated Trust Agreement among SL Green Operating Partnership, L.P., as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, filed with the Commission on August 9, 2005.

10.36	Junior Subordinated Indenture between SL Green Operating Partnership, L.P. and JPMorgan Chase Bank, National Association, as trustee dated June 30, 2005, filed with the Commission on August 9, 2005.

10.37

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

10.38	Form of SL Green Realty Corp. 2005 Long-Term Outperformance Plan Award Agreement, dated December 1, 2005, filed herewith.

10.39	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 15, 2006, filed herewith.

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1	The Company’s Code of Business Conduct and Ethics, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: March 15, 2006	By:	/s/ Gregory F. Hughes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	March 15, 2006
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	March 15, 2006
Marc Holliday	and Director

/s/ Gregory F. Hughes	Chief Financial Officer	March 15, 2006
Gregory F. Hughes

/s/ John H. Alschuler, Jr.	Director	March 15, 2006
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	March 15, 2006
Edwin Thomas Burton, III

/s/ John S. Levy	Director	March 15, 2006
John S. Levy