Form 10-Q
period 2006-03-31
SL GREEN REALTY CORP
filed 2006-05-10
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Address of principal executive offices) (Zip Code)

(212) 594-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 43,203,341 as of April 30, 2006.

SL GREEN REALTY CORP.

INDEX

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited)

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Signatures

PART I.	FINANCIAL INFORMATION
ITEM 1.

Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$270,351	$288,239
Building and improvements	1,365,554	1,440,584
Building leasehold and improvements	695,601	481,891
Property under capital lease	12,208	12,208
	2,343,714	2,222,922
Less: accumulated depreciation	(231,561)	(219,295)
	2,112,153	2,003,627
Cash and cash equivalents	20,535	24,104
Restricted cash	59,489	60,750
Tenant and other receivables, net of allowance of $9,491 and $9,681 in 2006 and 2005, respectively	21,011	23,722
Related party receivables	6,329	7,707
Deferred rents receivable, net of allowance of $9,450 and $8,698 in 2006 and 2005, respectively	80,249	75,294
Structured finance investments, net of discount of $3,601 and $1,537 in 2006 and 2005, respectively	466,173	400,076
Investments in unconsolidated joint ventures	533,145	543,189
Deferred costs, net	77,145	79,428
Other assets	106,303	91,880
Total assets	$3,482,532	$3,309,777

Liabilities and Stockholders’ Equity
Mortgage notes payable	$912,262	$885,252
Revolving credit facilities	156,645	32,000
Term loans	525,000	525,000
Accrued interest payable	7,706	7,711
Accounts payable and accrued expenses	69,079	87,390
Deferred revenue/gain	30,759	25,691
Capitalized lease obligation	16,292	16,260
Deferred land leases payable	16,469	16,312
Dividend and distributions payable	31,408	31,103
Security deposits	28,218	24,556
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	1,893,838	1,751,275

Commitments and Contingencies

Minority interest in Operating Partnership	68,982	74,049
Minority interests in other partnerships	34,693	25,012

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 43,133 and 42,456 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	431	425
Additional paid-in-capital	983,144	959,858
Accumulated other comprehensive income	19,750	15,316
Retained earnings	233,392	235,540
Total stockholders’ equity	1,485,019	1,459,441
Total liabilities and stockholders’ equity	$3,482,532	$3,309,777

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues
Rental revenue, net	$86,186	$70,555
Escalation and reimbursement	15,637	11,634
Preferred equity and investment income	13,479	11,147
Other income	9,917	6,776
Total revenues	125,219	100,112
Expenses
Operating expenses including approximately $2,833 (2006) and $1,892 (2005) paid to affiliates	30,890	23,858
Real estate taxes	19,124	14,455
Ground rent	5,008	4,516
Interest	18,850	17,194
Amortization of deferred financing costs	714	793
Depreciation and amortization	16,784	14,041
Marketing, general and administrative	12,986	8,238
Total expenses	104,356	83,095
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	20,863	17,017
Equity in net income of unconsolidated joint ventures	9,968	12,059
Income from continuing operations before minority interest and discontinued operations	30,831	29,076
Minority interest in other partnerships	(851)	(193)
Minority interest in Operating Partnership attributable to continuing operations	(1,279)	(1,383)
Income from continuing operations	28,701	27,500
Net income from discontinued operations, net of minority interest	—	379
Gain on sale of discontinued operations, net of minority interest	—	—
Net income	28,701	27,879
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$23,732	$22,910

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.55	$0.55
Net income from discontinued operations	—	0.01
Net income available to common stockholders	$0.55	$0.56

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.54	$0.53
Net income from discontinued operations	—	0.01
Net income available to common stockholders	$0.54	$0.54

Dividends per share	$0.60	$0.54
Basic weighted average common shares outstanding	42,858	41,302
Diluted weighted average common shares and common share equivalents outstanding	46,608	45,160

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C	Series D	Common Stock		Additional	Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Comprehensive Income	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$15,316	$235,540	$1,459,441

Comprehensive Income:
Net income							28,701	28,701	$28,701
Net unrealized gain on derivative instruments						4,434		4,434	4,434
SL Green’s share of joint venture net unrealized gain on derivative instruments									675
Preferred dividends							(4,969)	(4,969)
Redemption of units and DRIP proceeds			206	1	8,408			8,409
Deferred compensation plan & stock award, net			103	1	269			270
Amortization of deferred compensation plan					2,297			2,297
Proceeds from stock options exercised			368	4	11,573			11,577
Stock-based compensation – fair value					739			739
Cash distribution declared ($0.60 per common share of which none represented a return of capital for federal income tax purposes)							(25,880)	(25,880)
Balance at March 31, 2006	$151,981	$96,321	43,133	$431	$983,144	$19,750	$233,392	$1,485,019	$33,810

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2006	2005
Operating Activities
Net income	$28,701	$27,879
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	—	133
Depreciation and amortization	16,784	14,834
Equity in net income from unconsolidated joint ventures	(9,968)	(12,059)
Distributions of cumulative earnings from unconsolidated joint ventures	11,396	10,557
Minority interest	2,130	1,576
Deferred rents receivable	(4,353)	(4,425)
Other non-cash adjustments	2,030	1,226
Changes in operating assets and liabilities:
Restricted cash – operations	(1,409)	(3,779)
Tenant and other receivables	2,901	(1,436)
Related party receivables	1,378	508
Deferred lease costs	(7,907)	(4,283)
Other assets	2,392	4,694
Accounts payable, accrued expenses and other liabilities	(15,901)	(8,978)
Deferred revenue and land lease payable	5,225	1,070
Net cash provided by operating activities	33,399	27,517
Investing Activities
Acquisitions of real estate property	(242,456)	(106,608)
Additions to land, buildings and improvements	(13,537)	(6,176)
Escrowed cash – capital improvements/acquisition deposits	2,670	(34,213)
Proceeds from sale of partial interest in property	8,847	—
Investments in unconsolidated joint ventures	(17,413)	(22,774)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	33,986	1,441
Other investments	(12,580)	—
Structured finance and other investments net of repayments/participations	(66,020)	(24,805)
Net cash used in investing activities	(306,503)	(193,135)
Financing Activities
Proceeds from mortgage notes payable	148,894	—
Repayments of mortgage notes payable	(1,025)	(14,161)
Proceeds from revolving credit facilities, and term loans	241,645	264,000
Repayments of revolving credit facilities and term loans	(117,000)	(84,900)
Proceeds from stock options exercised	11,577	13,928
Other financing activities	14,765	—
Dividends and distributions paid	(28,520)	(27,264)
Deferred loan costs and capitalized lease obligation	(801)	(4,991)
Net cash provided by financing activities	269,535	146,612
Net decrease in cash and cash equivalents	(3,569)	(19,006)
Cash and cash equivalents at beginning of period	24,104	35,795
Cash and cash equivalents at end of period	$20,535	$16,789

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2006

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of March 31, 2006, minority investors held, in the aggregate, a 5.0% limited partnership interest in our Operating Partnership.

As of March 31, 2006, our wholly-owned properties consisted of 22 commercial office properties encompassing approximately 9.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of March 31, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.2%. Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial office properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 94.1% as of March 31, 2006. We also own 439,300 square feet of retail and development properties. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own an approximate 25% interest in Gramercy Capital Corp. (NYSE: GKK), or Gramercy. See Note 6.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2006 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51,” and FIN 46, “Interpretation No. 46R.” See Note 5, Note 6 and Note 7. Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method. We consolidate variable interest entities in which we are determined to be the primary beneficiary. All significant intercompany balances and transactions have been eliminated.

Investment in Commercial Real Estate Properties

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 did not have any effect on net income or stockholders’ equity.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $340,000 and $285,000 in rental revenue for the three months ended March 31, 2006 and 2005, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above market rate mortgage of approximately $189,000 and $174,000 for the three months ended March 31, 2006 and 2005, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2006	$1,033
2007	1,378
2008	1,378
2009	1,378
2010	1,378
Thereafter	1,357
$7,902

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal income tax. Our TRS’s generate income, resulting in Federal income tax liability for these entities. Our TRS’s paid approximately $1.1 million and $0.7 million in federal, state and local taxes during the three months ended March 31, 2006 and 2005.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 12. Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under such plan had an intrinsic value of zero on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the recognition provisions applied to all employee awards granted, modified, or settled after January 1, 2003. In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123 “Shared Based Payment,” revised, or SFAS No. 123-R. SFAS No. 123-R became effective for us in the first quarter of 2006. SFAS No. 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair-value based method in SFAS No. 123-R is similar to the fair-value based method in SFAS No. 123 in most respects, subject to certain key differences. The adoption of SFAS No. 123-R did not have any impact on us, as we have applied the fair value method of accounting for stock-based compensation since January 1, 2003.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006 and 2005.

	2006	2005
Dividend yield	2.40%	4.00%
Expected life of option	5 years	5 years
Risk-free interest rate	4.80%	4.50%
Expected stock price volatility	16.61%	14.40%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net income available to common stockholders	$23,732	$22,910
Deduct stock option expense-all awards	(492)	(362)
Add back stock option expense included in net income	231	100
Allocation of compensation expense to minority interest	25	21
Pro forma net income available to common stockholders	$23,496	$22,669
Basic earnings per common share-historical	$0.55	$0.56
Basic earnings per common share-pro forma	$0.54	$0.55
Diluted earnings per common share-historical	$0.54	$0.54
Diluted earnings per common share-pro forma	$0.53	$0.53

The effects of applying SFAS No. 123-R in this pro forma disclosure are not indicative of the impact future awards may have on our results of operations.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries. Other than one tenant at 1515 Broadway that contributes approximately 8.1% of our annualized rent, no other tenant in the portfolio contributes more than 5.1% of our annualized rent, including our share of joint venture annualized rent at March 31, 2006. Approximately 14% and 10% of our annualized rent was attributable to 420 Lexington Avenue and 220 East 42nd Street, respectively, for the quarter ended March 31, 2006. Two borrowers each accounted for more than 10.0% of the revenue earned on structured finance investments at March 31, 2006.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – An Amendment of FASB No. 133 and 140.”  The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140.”  SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period.  This statement is effective in fiscal years beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

In April 2006, the FASB issued this FASB Staff Position, or FSP, which addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46. The variability that is considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity, or VIE, (b) which interests are variable interests in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. We will be considering the factors discussed in this FSP when assessing our VIE’s in accordance with FIN 46.

3. Property Acquisitions

In January 2006, we, through a joint venture with Jeff Sutton, acquired the fee interests in three adjoining buildings at 25-27 and 29 West 34th Street for an aggregate purchase price of $30.0 million, excluding closing costs. The buildings comprise approximately 50,900 square feet. We own approximately 50% of the equity in the joint venture. We loaned approximately $13.3 million to Jeff Sutton to fund a portion of his equity. These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture. As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

In March 2006, we entered into a long term operating net leasehold interest in 521 Fifth Avenue – a 40-story, 460,000-square-foot office building – with an ownership group led by RFR Holding LLC, which retained fee ownership of the property. We also purchased an option to acquire fee ownership of the property in five years for $15.0 million. Assuming we exercise our option, the total cost would be $225.0 million. The acquisition was financed with a $140.0 million loan and proceeds drawn under our revolving credit facility. The loan, which was for two years and bore interest at the London Interbank Offered Rate, or LIBOR, plus 162.5 basis points, was replaced in April with a five-year loan that bore interest at LIBOR plus 100 basis points.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the three months ended March 31, 2006 and 2005 as though the acquisitions of 28 West 44th (February 2005) and 521 Fifth Avenue (March 2006) were completed on January 1, 2005.

	2006	2005
Pro forma revenues	$130,068	$107,155
Pro forma net income	$21,838	$21,377
Pro forma earnings per common share-basic	$0.51	$0.52
Pro forma earnings per common share and common share equivalents-diluted	$0.49	$0.50
Pro forma common shares-basic	42,858	41,302
Pro forma common share and common share equivalents-diluted	46,608	45,160

4. Property Dispositions and Assets Held for Sale

During the three months ended March 31, 2006 and 2005, we did not dispose of any wholly-owned properties.

At March 31, 2005, discontinued operations included the results of operations of real estate assets sold prior to that date. This included 1414 Avenue of the Americas, which was sold in April 2005.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three months ended March 31, 2005 (in thousands).

Three Months Ended
March 31,
2005
Revenues
Rental revenue	$1,201
Escalation and reimbursement revenues	156
Other income	10
Total revenues	1,367
Operating expense	460
Real estate taxes	223
Interest	172
Depreciation and amortization	110
Total expenses	965
Income from discontinued operations	402
Gain on disposition of discontinued operations	—
Minority interest in operating partnership	(23)
Income from discontinued operations, net of minority interest	$379

5. Structured Finance Investments

During the three months ended March 31, 2006 and 2005, we originated approximately $66.1 million and $25.0 million in structured finance and preferred equity investments (net of discount), respectively. There were no repayments and participations during those periods, respectively. At March 31, 2006 and December 31, 2005 all loans were performing in accordance with the terms of the loan agreements.

As of March 31, 2006 and December 31, 2005, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2006 Principal Outstanding	2005 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1) (2)	$15,000	$102,000	$13,882	$13,927	October 2013
Mezzanine Loan (1) (3)	3,500	28,000	3,500	3,500	September 2021
Mezzanine Loan	20,000	90,000	20,000	20,000	June 2006
Mezzanine Loan (1) (4)	29,750	240,000	30,485	30,249	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan	60,000	205,000	57,891	—	February 2016
Mezzanine Loan	3,000	22,000	3,000	—	January 2016
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (2)	4,000	44,000	3,932	3,939	August 2010
Junior Participation	36,000	130,000	36,000	36,000	April 2006
Junior Participation	25,000	39,000	25,000	25,000	June 2006
Junior Participation (1)	6,994	133,000	5,358	5,336	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009

	$301,244	$1,678,500	$297,048	$235,951

(1)	This is a fixed rate loan.
(2)	This is an amortizing loan.
(3)	The maturity date may be accelerated to July 2006 upon the occurrence of certain events.
(4)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

Preferred Equity Investments

As of March 31, 2006 and December 31, 2005, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 11.6% (in thousands):

Type	Gross Investment	Senior Financing	2006 Amount Outstanding	2005 Amount Outstanding	Initial Maturity Date
Preferred equity (1) (2)	$75,000	$481,000	$75,000	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity	15,000	—	15,000	10,000	February 2007
Preferred equity (1) (2)	6,125	25,000	6,125	6,125	June 2015
Preferred equity (3)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
	$169,125	$3,155,000	$169,125	$164,125

(1)	This is a fixed rate investment.
(2)	Gramercy owns an interest in the first mortgage of the underlying property.
(3)	Gramercy holds a mezzanine loan on this asset.

6. Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier – Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential, Ian Schrager, or Schrager, RFR Holding LLC, or RFR, Credit Suisse Securities (USA) LLC, or Credit Suisse, and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of March 31, 2006 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
485 Lexington Avenue (3)	CIF and Witkoff	30.00%	50.00%	921	07/04	225,000
One Park Avenue (4)	SEB	16.67%	16.67%	913	05/01	318,500
1250 Broadway	SITQ	55.00%	55.00%	670	08/99	121,500
1515 Broadway (5)	SITQ	55.00%	68.45%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
One Madison Avenue – South Building	Gramercy	55.00%	55.00%	1,176	04/05	803,000
One Madison Avenue – Clock Tower (6)	Schrager/RFR/Credit Suisse	30.00%	30.00%	220	04/05	116,000
379 West Broadway	Jeff Sutton	45.00%	45.00%	62	12/05	19,750

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.5% of property’s annualized rent at March 31, 2006. We do not manage this joint venture.

(3)	As a result of exceeding the performance thresholds set forth in our joint venture agreement with CIF, our economic stake in the property increased to 50% in January 2006.

(4)

In May 2004, Credit Suisse, through a wholly owned affiliate, acquired a 75% interest in One Park. The interest was acquired from a joint venture comprised of SITQ and us. Credit Suisse’s affiliated entity transferred its interest to SEB in April 2005.

(5)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 83.2% of this joint venture’s annualized rent at March 31, 2006.

(6)

In March 2006, we, along with Credit Suisse, sold a 40.0% interest in the joint venture to Schrager and RFR. They will perform the redevelopment and residential conversion of the Clock Tower. The arrangement provides Schrager and RFR with the ability to increase their ownership interest if certain incentive return thresholds are achieved.

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J. The acquisition was funded with an $86.0 million interest-only mortgage. The mortgage, which matures in June 2007, carries an interest rate of 215 basis points over the 30-day LIBOR, and has three one-year as-of-right extension options. This mortgage was acquired by Gramercy in March 2006.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2006 and December 31, 2005, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate (1)	2006	2005

1221 Avenue of the Americas (2)	12/2010	5.56%	$170,000	$170,000
485 Lexington Avenue (3)	01/2009	5.96%	$305,112	$188,347
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway (4)	08/2006	5.73%	$115,000	$115,000
1515 Broadway (5)	11/2007	5.46%	$625,000	$625,000
100 Park Avenue (6)	11/2015	6.52%	$135,998	$135,998
One Madison Avenue – South Building	05/2020	5.91%	$686,905	$687,984
379 West Broadway	12/2007	6.85%	$12,838	$12,837
One Madison Avenue – Clock Tower (7)	11/2007	6.26%	$120,859	—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2006.
(2)	This loan has an interest rate based on the LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

Simultaneous with the closing, the joint venture closed on a $240.0 million loan. The loan, which bore interest at 200 basis points over the 30-day LIBOR, was for three years and had two one-year extension options. At closing, the joint venture drew down approximately $175.3 million. In January 2006, the joint venture obtained a $390.0 million three-year loan, which bears interest at LIBOR plus 1.35%, and which can be extended for an additional two years. The initial funding of the loan was approximately $293.0 million, which was used to repay the existing loan.

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

(7)	The interest only loan carried an interest rate of 160 basis points over the 30-day LIBOR.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas and 55 Corporate Drive. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $1.5 million and $3.6 million from these services for the three months ended March 31, 2006 and 2005, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy qualified as a REIT under the Code commencing with its taxable year ended December 31, 2004 and expects to qualify for its current fiscal year. In July 2004, Gramercy completed its initial public offering. As part of the offering we purchased 25% of Gramercy’s common stock, for a total investment of approximately $46.9 million. In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing our total investment to approximately $68.9 million. In September 2005, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million. We currently hold 5,668,000 shares of Gramercy’s common stock. The market value of our investment in Gramercy was approximately $141.3 million at March 31, 2006.

Gramercy is a variable interest entity, but we are not the primary beneficiary. Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights. Gramercy pays us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement). In addition, Gramercy will also pay the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation. The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. For the three months ended March 31, 2006 and 2005, we received an aggregate of approximately $2.2 million and $1.2 million, respectively, in fees under the management agreement and $0.5 million and none under the collateral management agreement. In April 2006, Gramercy’s board of directors, among other things, approved an extension of the management agreement through December 2009.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager and other holders of Class B limited partner interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date. We earned approximately $1.2 million and none under this agreement for the three months ended March 31, 2006 and 2005, respectively. Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership. These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy. We recorded compensation expense of $0.3 million and none, respectively, for the three months ended March 31, 2006 and 2005, related to these awards. After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager. The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets. We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.29 million per year, increasing 3% annually over the prior year. For the three months ended March 31, 2006 and 2005, the Manager received an aggregate of approximately $0.8 million and $0.5 million, respectively, under the outsourcing and asset servicing agreements.

During the three months ended March 31, 2006, we paid our proportionate share of an advisory fee of approximately $162,500 to Gramercy in connection with a transaction.

All fees earned from Gramercy are included in other income in the Consolidated Statements of Income.

Effective May 1, 2005, Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten year with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten.

See above for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue-South Building.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at March 31, 2006 and December 31, 2005, are as follows (in thousands):

	March 31, 2006	December 31, 2005
Assets
Commercial real estate property, net	$3,409,689	$3,327,691
Structured finance investments	1,543,643	1,205,745
Other assets	483,939	424,468
Total assets	$5,437,271	$4,957,904

Liabilities and members’ equity
Mortgages payable	$2,496,212	$2,257,667
Other loans	1,378,693	1,068,866
Other liabilities	126,533	120,959
Members’ equity	1,435,833	1,510,412
Total liabilities and members’ equity	$5,437,271	$4,957,904
Company’s net investment in unconsolidated joint ventures	$533,145	$543,189

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Total revenues	$145,559	$100,702
Operating expenses	32,383	24,186
Real estate taxes	17,417	15,914
Interest	49,615	17,506
Depreciation and amortization	18,108	15,268
Total expenses	117,523	72,874
Net income before gain on sale	$28,036	$27,828
Company’s equity in net income of unconsolidated joint ventures	$9,968	$12,059

7. Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation. We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary. Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation. For the three months ended March 31, 2006 and 2005, the Service Corporation earned approximately $1.3 million and $3.5 million of revenue and incurred approximately $1.9 million and $2.2 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by our Operating Partnership.

eEmerge

In May 2000, eEmerge, Inc., a Delaware corporation, or eEmerge, was formed. eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to businesses.

In March 2002, we acquired all the voting common stock of eEmerge Inc. As a result, we control all the common stock of eEmerge. Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge. Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

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

The net book value of our investment as of March 31, 2006 and December 31, 2005 was approximately $3.6 million and $3.9 million, respectively.

8. Deferred Costs

Deferred costs at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
Deferred financing	$31,387	$40,118
Deferred leasing	85,993	78,086
	117,380	118,204
Less accumulated amortization	(40,235)	(38,776)
	$77,145	$79,428

9. Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2006 and December 31, 2005, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2006	2005
70 West 36th Street (1)	5/2009	7.87%	$11,359	$11,414
711 Third Avenue (1)	6/2015	4.99%	120,000	120,000
420 Lexington Avenue (1)	11/2010	8.44%	116,879	117,466
673 First Avenue (1)	2/2013	5.67%	34,306	34,474
125 Broad Street (2)	10/2007	8.29%	74,572	74,787
220 East 42nd Street (1)	12/2013	5.23%	210,000	210,000
625 Madison Avenue (1)	11/2015	6.27%	102,000	102,000
Total fixed rate debt			669,116	670,141
One Madison Avenue – Clock Tower (3)	—	—	—	113,546
521 Fifth Avenue (1)	10/2008	6.55%	140,000	—
1551/1555 Broadway and West 21st 34th Street (4)	8/2008	6.53%	92,992	91,532
141 Fifth Avenue (4)	9/2007	6.85%	10,154	10,033
Total floating rate debt			243,146	215,111
Total mortgage notes payable			$912,262	$885,252

(1)	Held in bankruptcy remote special purpose entity.
(2)	This mortgage has an initial maturity date of October 2007 and a contractual maturity date of October 2030.
(3)	This mortgage was assumed by the joint venture. See Note 6.
(4)	We own a 50% interest in the joint venture that holds these loans. These loans are non-recourse to us. See Note 6.

At March 31, 2006 and December 31, 2005 the gross book value of the properties collateralizing the mortgage notes was approximately $1.3 billion and $1.2 billion, respectively.

For the three months ended March 31, 2006 and 2005, we incurred approximately $19.6 million and $18.0 million of interest expense, respectively, excluding interest which was capitalized of approximately $3.4 million and none, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans and trust preferred securities and our share of joint venture debt as of March 31, 2006, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2006	$3,100	$—	$—	$—	$3,100	$65,192
2007	9,387	83,495	—	—	92,882	399,832
2008	9,552	232,993	156,645	1,766	400,956	5,719
2009	10,083	10,628	—	327,648	348,359	97,669
2010	9,831	104,691	—	195,586	310,108	83,074
Thereafter	28,529	409,973	—	100,000	538,502	459,674
	$70,482	$841,780	$156,645	$625,000	$1,693,907	$1,111,160

10. Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility. We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008. The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option. The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears. The 2005 unsecured revolving credit facility had an outstanding balance of $156.6 million and carried a spread over LIBOR of 95 basis points at March 31, 2006. Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $14.1 million in letters of credit. The effective all-in interest rate on the 2005 unsecured revolving credit facility was 5.69% for the three months ended March 31, 2006. The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009. This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of March 31, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR. To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan. The LIBOR rate was fixed for a blended all-in rate of 4.50%. The effective all-in interest rate on the unsecured term loan was 4.64% for the three months ended March 31, 2006.

We have a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas. This term loan has a floating rate of 125 basis points over the current LIBOR rate and matures in May 2010 effective all-in interest rate on this secured term loan was 4.46% for the three months ended March 31, 2006.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of March 31, 2006 and December 31, 2005, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or Trust, that is a wholly-owned subsidiary of our Operating Partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010. Our interest in the Trust is accounted for using the equity method and the assets and liabilities of that entity is not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated statements of income while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, is presented as a separate item in our consolidated balance sheets.

11. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $2.8 million and $1.9 million for the three months ended March 31, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease is offset against a consulting fee of $10,500 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million. In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $43,000 and $55,000 for the three months ended March 31, 2006 and 2005, respectively.

Amounts due from (to) related parties at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
17 Battery Condominium Association	$93	$93
Due from joint ventures	2,142	3,500
Officers and employees	1,497	1,527
Other	2,597	2,587
Related party receivables	$6,329	$7,707

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003. This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, $100,000 (plus accrued interest thereon) was forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date. This $300,000 loan was completely forgiven on January 1, 2006.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12. Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share. As of March 31, 2006, 43,133,110 shares of common stock and no shares of excess stock were issued and outstanding.

We filed a $500.0 million shelf registration statement, which was declared effective by the Securities and Exchange Commission, or SEC, in March 2004. This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants. We currently have $334.5 million available under the shelf.

Perpetual Preferred Stock

In December 2003, we sold 6,300,000 shares of our 7.625% Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share. Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series C preferred stockholders receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option. The Series C preferred stock was recorded net of underwriters discount and issuance costs.

In 2004, we sold 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share. Net proceeds from these offerings (approximately $96.3 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series D preferred stockholders receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after May 27, 2009, we may redeem the Series D preferred stock at par for cash at our option. The Series D preferred stock was recorded net of underwriters discount and issuance costs.

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

During the three months ended March 31, 2006 and 2005, approximately 43,000 and 20,700 shares were issued and approximately $3.4 million and $1.1 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted. Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002. We record the expense of the restricted stock award in accordance with SFAS 123-R. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of $162,500 was recorded during each of the three months ended March 31, 2006 and 2005, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established. The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. We recorded approximately $400,000 and none of compensation expense during the three months ended March 31, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

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

During the three months ended March 31, 2006, 3,500 phantom stock units were earned. As of March 31, 2006, there were approximately 8,900 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan. The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002. The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. At March 31, 2006, approximately 1.0 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events). Each share issued or to be issued in connection with “Full-Value Awards” (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units. “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or five-year option. Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group. For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%. No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year. If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At March 31, 2006, approximately 2.4 million shares of our common stock were reserved for issuance under the 2005 Plan, or 3.0 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of March 31, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

	2006		2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,731,258	$41.25	2,169,762	$29.39
Granted	262,000	$93.31	466,203	$65.22
Exercised	(369,192)	$31.36	(888,374)	$27.34
Lapsed or cancelled	(4,666)	$44.26	(16,333)	$38.87
Balance at end of period	1,619,400	$51.85	1,731,258	$41.25

Options exercisable at end of period	410,232	$61.26	599,828	$50.57
Weighted average fair value of options granted during the period	$4,307,000		$3,538,000

All options were granted within a price range of $18.44 to $93.31. The remaining weighted average contractual life of the options was 7.9 years.

Earnings Per Share

Earnings per share for the three months ended March 31, is computed as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$23,732	$22,910
Effect of Dilutive Securities:
Redemption of units to common shares	1,279	1,407
Stock options	—	—
Diluted Earnings:
Income available to common stockholders	$25,011	$24,317

	Three Months Ended March 31,
	2006	2005
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	42,858	41,302
Effect of Dilutive Securities:
Redemption of units to common shares	2,311	2,531
Stock-based compensation plans	1,439	1,327
Diluted Shares	46,608	45,160

13. Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership. As of March 31, 2006 and December 31, 2005, the minority interest unit holders owned 5.0% (2,263,297 units) and 5.4% (2,426,786 units) of the Operating Partnership, respectively. At March 31, 2006, 2,263,297 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

14. Commitments and Contingencies

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

15. Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2006. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	3.300%	8/2005	9/2006	$479
Interest Rate Swap	—	4.330%	9/2006	6/2008	870
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	1,741
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	732
Interest Rate Swap	$100,000	2.330%	4/2004	5/2006	206
Interest Rate Swap	—	4.650%	5/2006	12/2008	1,182
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	1,210
Interest Rate Swap	—	4.352%	9/2006	8/2009	2,680
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	607
Interest Rate Swap	—	4.364%	1/2007	5/2010	1,380
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	1
Interest Rate Swap	$27,900	4.750%	11/2006	11/2016	1,059
Interest Rate Swap	$12,300	4.750%	11/2006	11/2016	467

On March 31, 2006, the derivative instruments were reported as an asset at their fair value of approximately $12.6 million. This is included in Other Assets on the consolidated balance sheet at March 31, 2006. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $19.8 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

16. Environmental Matters

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

17. Segment Information

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

Selected results of operations for the three months ended March 31, 2006 and 2005, and selected asset information as of March 31, 2006 and December 31, 2005, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2006	$111,740	$13,479	$125,219
March 31, 2005	88,965	11,147	100,112

Income from continuing operations before minority interest:
Three months ended:
March 31, 2006	$23,797	$7,034	$30,831
March 31, 2005	21,325	7,751	29,076

Total assets
As of:
March 31, 2006	$3,016,359	$466,173	$3,482,532
December 31, 2005	2,909,701	400,076	3,309,777

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $13.0 million and $8.2 million for the three months ended March 31, 2006 and 2005, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005

Income from continuing operations before minority interest	$30,831	$29,076
Gain on sale of unconsolidated joint venture	—	—
Minority interest in operating partnership attributable to continuing operations	(1,279)	(1,383)
Minority interest in partially-owned entities	(851)	(193)
Net income from continuing operations	28,701	27,500
Income/ gains from discontinued operations, net of minority interest	—	379
Net income	28,701	27,879
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$23,732	$22,910

18. Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2006 and 2005 is presented below (in thousands):

	Three Months Ended March 31,
	2006	2005
Issuance of common stock as deferred compensation	$6,214	$7,070
Redemption of units and dividend reinvestments	8,410	1,120
Derivative instruments at fair value	4,634	8,954
Tenant improvements and capital expenditures payable	1,247	1,975
Transfer of real estate to joint venture	132,980	—
Assignment of mortgage to joint venture	120,859	—
Assignment of minority interest to joint venture	5,750	—

19. Subsequent Events

On April 25, 2006, we announced that we had entered into an agreement to invest $182.0 million in 609 Fifth Avenue – a mixed-use property that includes New York City’s American Girl Store and approximately 100,000 square feet of Class A office space. This transaction represents a conversion of another of our structured finance investments into a wholly-owned asset. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

On April 25, 2006, we announced that we had entered into an agreement to sell the properties located at 286 Madison Avenue and 290 Madison Avenue for approximately $63.0 million. The transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2006.

On May 9, 2006, Gramercy originated a $90.0 million first mortgage loan, which bears interest at 30-day LIBOR plus 275 basis points,  to a joint venture in which we are an equity holder.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of March 31, 2006, our wholly-owned properties consisted of 22 commercial properties encompassing approximately 9.8 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of March 31, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.2% Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 94.1% as of March 31, 2006. We also own interests in eight retail and development properties, which encompass approximately 439,300 rentable square feet. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own an approximate 25% interest in Gramercy Capital Corp. (NYSE: GKK), or Gramercy.

Critical Accounting Policies

In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, or EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights,” which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 did not have any effect on net income or stockholders’ equity.

Refer to our 2005 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no material changes to these policies in 2006.

Results of Operations

Comparison of the three months ended March 31, 2006 to the three months ended March 31, 2005

The following comparison for the three months ended March 31, 2006, or 2006, to the three months ended March 31, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at March 31, 2006 and total 19 of our 22 wholly-owned properties, representing approximately 89.4% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January) and 521 Fifth Avenue (March), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$86.2	$70.6	$15.6	22.1%
Escalation and reimbursement revenue	15.6	11.6	4.0	34.5
Total	$101.8	$82.2	$19.6	23.8%

Same-Store Properties	$92.1	$81.1	$11.0	13.6%
Acquisitions	9.0	1.2	7.8	650.0
Other	0.7	(0.1)	0.8	800.0
Total	$101.8	$82.2	$19.6	23.8%

Occupancy in the Same-Store Properties increased slightly from 96.0% at December 31, 2005 and 95.0% at March 31, 2005 to 96.1% at March 31, 2006. The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2006 compared to a partial period or not being included in 2005.

At March 31, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 20.7% higher than then existing in-place fully escalated rents. Approximately 5.1% of the space leased at wholly-owned properties expires during the remainder of 2006. We believe that occupancy rates will increase slightly at the Same-Store Properties in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.9 million) and the Acquisitions ($1.1 million). The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.6 million), operating expense escalations ($1.3 million) and real estate tax escalations ($1.0 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.0	$12.1	$(2.1)	(17.4)%
Investment and preferred equity income	13.5	11.1	2.4	21.6
Other income	9.9	6.8	3.1	45.6
Total	$33.4	$30.0	$3.4	11.3%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($2.6 million), 1250 Broadway ($0.5 million) and One Madison Avenue-South Building ($0.5 million). This was partially offset by increased net income contributions from our investment in Gramercy ($1.5 million). Occupancy at our joint venture properties decreased from 97.0% in 2005 to 94.1% in 2006 primarily due to the net-lease with Teachers Insurance and Annuity Association at 485 Lexington Avenue expiring. At March 31, 2006, we estimated that current market rents at our joint venture properties were approximately 38.9% higher than then existing in-place fully escalated rents. Approximately 2.3% of the space leased at our joint venture properties expires during the remainder of 2006.

The increase in investment and preferred equity income was primarily due to a higher weighted average balance invested as well as higher LIBOR rates. The weighted average investment balance outstanding and weighted average yield were $453.1 million and 10.3%, respectively, for 2006 compared to $363.2 million and 10.4%, respectively, for 2005.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $0.9 million), incentive distribution recognized in 2006 in connection with the liquidation of joint venture investments (approximately $1.0 million) and an increase in lease buy-out income at the Same-Store properties (approximately $1.0 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expenses	$30.9	$23.9	$7.0	29.3%
Real estate taxes	19.1	14.5	4.6	31.7
Ground rent	5.0	4.5	0.5	11.1
Total	$55.0	$42.9	$12.1	28.2%

Same-Store Properties	$48.5	$40.0	$8.5	21.3%
Acquisitions	3.7	0.6	3.1	516.7
Other	2.8	2.3	0.5	21.7
Total	$55.0	$42.9	$12.1	28.2%

Same-Store Properties operating expenses, excluding real estate taxes ($3.5 million), increased approximately $5.0 million. There were increases in repairs, maintenance and payroll expenses ($2.1 million), utilities ($1.1 million), insurance costs ($1.4 million) and ground rent expense ($0.4 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($3.5 million) due to higher assessed property values and the Acquisitions ($1.1 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expenses	$19.6	$18.0	$1.6	8.9%
Depreciation and amortization expense	16.8	14.0	2.8	20.0
Marketing, general and administrative expense	13.0	8.2	4.8	58.5
Total	$49.4	$40.2	$9.2	22.9%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements. The weighted average interest rate increased from 5.53% for the quarter ended March 31, 2005 to 5.68% for the quarter ended March 31, 2006. As a result of the new investment activity, the weighted average debt balance increased from $1.2 billion as of March 31, 2005 to $1.6 billion as of March 31, 2006.

Marketing, general and administrative expenses represented 10.4% of total revenues in 2006 compared to 8.2% in 2005. The increase is primarily due to increased compensation costs at Gramercy.

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

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $20.5 million and $24.1 million at March 31, 2006 and December 31, 2005, respectively, representing a decrease of $3.6 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Three Months ended March 31,
	2006	2005	Increase (Decrease)

Net cash provided by operating activities	$33,399	$27,517	$8,023
Net cash used in investing activities	$(306,503)	$(193,135)	$(115,509)
Net cash provided by financing activities	$269,535	$146,612	$122,923

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. Our portfolio is currently 95.2% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2006, we used cash for the following investing activities (in thousands):

Acquisitions of real estate	$(242,456)
Capital expenditures and capitalized interest	(13,537)
Joint venture investments	(17,413)
Distributions from joint ventures	33,986
Proceeds from sale of partial interest in property	8,847
Structured finance and other investments	(78,600)

We generally fund our investment activity though property-level financing, our 2005 unsecured revolving credit facility, term loans or construction loans. During the three months ended March 31, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$390,539
Repayments under our debt obligations	(118,025)
Other financing activities	26,341
Dividends and distributions paid	(28,520)

Capitalization

As of March 31, 2006, we had 43,133,110 shares of common stock, 2,263,297 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

During the three months ended March 31, 2006 and 2005, approximately 43,000 and 20,700 shares were issued and approximately $3.4 million and $1.1 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan; however, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events). At March 31, 2006, approximately 2.4 million shares of our common stock were reserved for issuance under the 2005 Plan, or 3.0 million shares if all shares available under the 2005 Plan were issued as five-year options.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted. Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002. We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123-R, “Accounting for Stock-Based Compensation”. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one. The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share. Compensation expense of $162,500, related to this plan was recorded during each of the three months ended March 31, 2006 and 2005, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established. The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. We recorded approximately $0.4 million and none of compensation expense during the three months ended March 31, 2006 and 2005, respectively in connection with the 2005 Outperformance Plan.

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

During the three months ended March 31, 2006, approximately 3,500 phantom stock units were earned. As of March 31, 2006, there were approximately 8,900 phantom stock units outstanding.

Market Capitalization

At March 31, 2006, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loans and trust preferred securities (including our share of joint venture debt of $1.1 billion) represented 36.6% of our combined market capitalization of $7.7 billion (based on a common stock price of $101.50 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2006). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility and term loans outstanding at March 31, 2006 and December 31, 2005, respectively (dollars in thousands).

Debt Summary:	March 31, 2006	December 31, 2005
Balance
Fixed rate	$769,116	$770,141
Variable rate — hedged	485,000	485,000
Total fixed rate	1,254,116	1,255,141
Variable rate	340,791	196,111
Variable rate—supporting variable rate assets	99,000	91,000
Total variable rate	439,791	287,111
Total	$1,693,907	$1,542,252

Percent of Total Debt:
Total fixed rate	74.0%	81.4%
Variable rate	26.0%	18.6%
Total	100.0%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.55%	5.63%
Variable rate	6.18%	5.07%
Effective interest rate	5.68%	5.54%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (4.83% and 2.87% at March 31, 2006 and 2005, respectively). Our consolidated debt at March 31, 2006 had a weighted average term to maturity of approximately 5.0 years.

Certain of our structured finance investments, totaling $99.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2006.

Mortgage Financing

As of March 31, 2006, our total mortgage debt (excluding our share of joint venture debt of approximately $1.1 billion) consisted of approximately $0.7 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.32% and $0.2 billion of variable rate debt with an effective weighted average interest rate of approximately 6.56%.

Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility. We have an option, subject to lender approval, to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008. The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, currently 95 basis points, and has a one-year extension option. The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears. The 2005 unsecured revolving credit facility had an outstanding balance of $156.6 million at March 31, 2006. Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $14.1 million in letters of credit. The effective all-in weighted average interest rate on the 2005 unsecured revolving credit facility was 5.69% for the three months ended March 31, 2006. The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009. As of March 31, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR. To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan. The effective all-in annual weighted average interest rate on the unsecured term loan was 4.64% for three months ended March 31, 2006. The term loan includes certain restrictions and covenants (see restrictive covenants below).

We also have a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas. The loan matures in May 2010. This term loan has a floating rate of 125 basis points over the current 30-day LIBOR rate. During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008. This loan carried an effective all-in weighted average interest rate of 4.46% for the three months ended March 31, 2006.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at March 31, 2006 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility. The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments. As of March 31, 2006 and December 31, 2005, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2006 would increase our annual interest cost by approximately $4.2 million and would increase our share of joint venture annual interest cost by approximately $7.0 million, respectively.

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

Approximately $1.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of March 31, 2006 ranged from LIBOR plus 75 basis points to LIBOR plus 225 basis points.

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2006, we will incur approximately $77.2 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $11.4 million. Of those total capital expenditures, approximately $11.9 million for wholly-owned properties and $2.5 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11. We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay approximately $103.7 million in dividends. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $2.8 million and $1.9 million for the three months ended March 31, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is offset against a consulting fee, of $10,500 per month, are affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $43,000 and $55,000 for the three months ended March 31, 2006 and 2005, respectively.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1,000,000 pursuant to his amended and restated employment and non-competition agreement he executed at that time. This loan bears interest at the applicable federal rate per annum and is secured by a pledge of certain of Mr. Holliday’s shares of our common stock. The principal of and interest on this loan is forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 2007. In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000, with a maturity date of July 2003. This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock. In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan. Pursuant to the agreement, one-third of the $300,000 was forgiven on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remained employed by us through each of such date. This $300,000 loan was completely forgiven on January 1, 2006.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue. In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million. In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We carry comprehensive “all-risk” (including fire, flood, extended coverage and rental loss insurance) and liability insurance with respect to our property portfolio. The property coverage has a blanket limit of $600.0 million per occurrence for all the properties in our portfolio with a sublimit of $450.0 million for terrorism. The primary property policy expires in July 2007 and all other policies expire in October 2006. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance including terrorism and an interest in the “Bellemead” portfolio in NJ, where we participate with Gale Properties, which carries a blanket policy providing $200 million of “all-risk” property insurance including terrorism. Although we consider our insurance coverage as appropriate, in the event of a major catastrophe, such as resulting from an act of terrorism, we may not have sufficient coverage to replace a significant property. In addition, our policies do not cover properties that we may acquire in the future and insurance will need to be obtained if added to our portfolio prior to October 2006.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until 2007. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks, it could result in substantially higher insurance premiums.

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

FFO for the three months ended March 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income available to common stockholders	$23,732	$22,910
Add:
Depreciation and amortization	16,784	14,041
Minority interest	2,130	1,576
FFO from discontinued operations	—	512
FFO adjustment for unconsolidated joint ventures	7,980	6,082
Less:
Income from discontinued operations	—	(379)
Gain on sale of discontinued operations	—	—
Equity in net gain on sale of joint venture	—	—
Depreciation on non-rental real estate assets	(268)	(181)
Funds from Operations - available to all stockholders	$50,358	$44,561
Cash flows provided by operating activities	$33,399	$27,517
Cash flows used in investing activities	$(306,503)	$(193,135)
Cash flows provided by financing activities	$269,535	$146,612

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2005. Our exposures to market risk have not changed materially since December 31, 2005.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)          Exhibits:

10.1	Fifth Amendment to First Amended and Restated Agreement of Limited Partnership dated March 15, 2006, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer

Date:                    May 10, 2006