Form 10-Q
period 2006-06-30
SL GREEN REALTY CORP
filed 2006-08-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to            .

Commission File Number: 1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	13-3956775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 45,770,217 as of July 31, 2006.

SL GREEN REALTY CORP.

PART I. FINANCIAL INFORMATION

ITEM 1.                               Financial Statements

SL Green Realty Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$302,821	$288,239
Building and improvements	1,477,106	1,440,584
Building leasehold and improvements	703,843	481,891
Property under capital lease	12,208	12,208
	2,495,978	2,222,922
Less: accumulated depreciation	(236,727)	(219,295)
	2,259,251	2,003,627
Assets held for sale	170,173	—
Cash and cash equivalents	14,184	24,104
Restricted cash	61,663	60,750
Tenant and other receivables, net of allowance of $12,682 and $9,681 in 2006 and 2005, respectively	27,115	23,722
Related party receivables	8,330	7,707
Deferred rents receivable, net of allowance of $9,750 and $8,698 in 2006 and 2005, respectively	81,561	75,294
Structured finance investments, net of discount of $3,514 and $1,537 in 2006 and 2005, respectively	333,989	400,076
Investments in unconsolidated joint ventures	571,418	543,189
Deferred costs, net	73,747	79,428
Other assets	90,521	91,880
Total assets	$3,691,952	$3,309,777

Liabilities and Stockholders’ Equity
Mortgage notes payable	$1,078,999	$885,252
Revolving credit facilities	54,645	32,000
Term loans	525,000	525,000
Accrued interest payable	7,991	7,711
Accounts payable and accrued expenses	84,977	87,390
Deferred revenue/gain	49,045	25,691
Capitalized lease obligation	16,325	16,260
Deferred land leases payable	16,625	16,312
Dividend and distributions payable	31,725	31,103
Security deposits	30,075	24,556
Liabilities related to assets held for sale	95,379	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	2,090,786	1,751,275

Commitments and Contingencies

Minority interest in Operating Partnership	67,498	74,049
Minority interests in other partnerships	37,164	25,012

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 43,226 and 42,456 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	432	425
Additional paid-in-capital	991,241	959,858
Accumulated other comprehensive income	20,009	15,316
Retained earnings	236,520	235,540
Total stockholders’ equity	1,496,504	1,459,441
Total liabilities and stockholders’ equity	$3,691,952	$3,309,777

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Income
(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Rental revenue, net	$87,746	$70,974	$170,671	$138,397
Escalation and reimbursement	16,258	13,017	31,281	24,079
Preferred equity and investment income	17,305	11,925	30,784	23,071
Other income	11,475	6,140	21,375	12,908
Total revenues	132,784	102,056	254,111	198,455
Expenses
Operating expenses including approximately $3,038, $6,131 (2006) and $2,400, $4,300 (2005) paid to affiliates	29,258	22,729	58,738	45,312
Real estate taxes	19,090	15,111	37,513	28,915
Ground rent	4,921	4,825	9,842	9,253
Interest	22,901	19,479	41,751	36,674
Amortization of deferred financing costs	1,242	907	1,956	1,700
Depreciation and amortization	17,938	14,430	34,204	28,016
Marketing, general and administrative	13,257	10,594	26,243	18,832
Total expenses	108,607	88,075	210,247	168,702
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	24,177	13,981	43,864	29,753
Equity in net income from unconsolidated joint ventures	10,596	13,334	20,564	25,393
Income from continuing operations before minority interest and discontinued operations	34,773	27,315	64,428	55,146
Minority interest in other partnerships	(1,115)	(22)	(1,966)	(612)
Minority interest in Operating Partnership attributable to continuing operations	(1,415)	(1,279)	(2,633)	(2,177)
Income from continuing operations	32,243	26,014	59,829	52,357
Net income from discontinued operations, net of minority interest	1,786	1,561	2,901	3,114
Gain on sale of discontinued operations, net of minority interest	—	33,864	—	33,846
Net income	34,029	61,439	62,730	89,317
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$29,060	$56,470	$52,792	$79,379

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.63	$0.50	$1.16	$1.03
Net income from discontinued operations	0.04	0.04	0.07	0.07
Gain on sale of discontinued operations	—	0.81	—	0.81
Net income available to common stockholders	$0.67	$1.35	$1.23	$1.91

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.61	$0.49	$1.12	$0.99
Net income from discontinued operations	0.04	0.03	0.07	0.07
Gain on sale of discontinued operations	—	0.79	—	0.79
Net income available to common stockholders	$0.65	$1.31	$1.19	$1.85

Dividends per share	$0.60	$0.54	$1.20	$1.08
Basic weighted average common shares outstanding	43,191	41,790	43,026	41,547
Diluted weighted average common shares and common share equivalents outstanding	46,901	45,505	46,775	45,313

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, and amounts in thousands, except per share data)

			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$15,316	$235,540	$1,459,441
Comprehensive Income:
Net income							62,730	62,730	$62,730
Net unrealized gain on derivative instruments						4,693		4,693	4,693
SL Green’s share of joint venture net unrealized gain on derivative instruments									1,588
Preferred dividends							(9,938)	(9,938)
Redemption of units and DRIP proceeds			265	2	11,121			11,123
Deferred compensation plan & stock award, net			94	1	320			321
Amortization of deferred compensation plan					4,866			4,866
Proceeds from stock options exercised			411	4	13,000			13,004
Stock-based compensation — fair value					2,076			2,076
Cash distribution declared ($1.20 per common share of which none represented a return of capital for federal income tax purposes)							(51,812)	(51,812)
Balance at June 30, 2006	$151,981	$96,321	43,226	$432	$991,241	$20,009	$236,520	$1,496,504	$69,011

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$62,730	$89,317
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	872	3,287
Depreciation and amortization	36,160	29,716
Gain on sale of discontinued operations	—	(33,846)
Equity in net income from unconsolidated joint ventures	(20,564)	(25,393)
Distributions of cumulative earnings from unconsolidated joint ventures	21,666	21,197
Minority interest	4,599	2,789
Deferred rents receivable	(8,717)	(10,415)
Other non-cash adjustments	7,398	3,167
Changes in operating assets and liabilities:
Restricted cash — operations	(2,426)	(7,984)
Tenant and other receivables	(6,394)	(4,195)
Related party receivables	(623)	1,049
Deferred lease costs	(10,104)	(8,393)
Other assets	17,875	12,242
Accounts payable, accrued expenses and other liabilities	2,715	4,659
Deferred revenue and land lease payable	(2,111)	(1,922)
Net cash provided by operating activities	103,076	75,275
Investing Activities
Acquisitions of real estate property	(253,758)	(295,204)
Additions to land, buildings and improvements	(26,697)	(20,150)
Escrowed cash — capital improvements/acquisition deposits	1,513	(11,235)
Investments in unconsolidated joint ventures	(55,482)	(97,555)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	36,791	3,446
Proceeds from disposition of real estate	8,847	56,653
Other investments	(13,935)	—
Structured finance and other investments net of repayments/participations	52,620	(46,523)
Net cash used in investing activities	(250,101)	(410,568)
Financing Activities
Proceeds from mortgage notes payable	152,591	218,045
Repayments of mortgage notes payable	(3,875)	(62,498)
Proceeds from revolving credit facilities, and term loans	440,645	639,000
Repayments of revolving credit facilities and term loans	(418,000)	(451,170)
Proceeds from stock options exercised	13,004	15,499
Other financing activities	16,384	—
Dividends and distributions paid	(59,497)	(49,491)
Deferred loan costs and capitalized lease obligation	(4,147)	(7,909)
Net cash provided by financing activities	137,105	301,476
Net decrease in cash and cash equivalents	(9,920)	(33,817)
Cash and cash equivalents at beginning of period	24,104	35,795
Cash and cash equivalents at end of period	$14,184	$1,978

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2006

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of June 30, 2006, minority investors held, in the aggregate, a 4.9% limited partnership interest in our Operating Partnership.

As of June 30, 2006, our wholly-owned properties consisted of 23 commercial office properties encompassing approximately 10.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan. As of June 30, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.7%. Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial office properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 94.9% as of June 30, 2006. We also own 439,300 square feet of retail and development properties. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $581,000, $921,000, $270,000 and $556,000 in rental revenue for the three and six months ended June 30, 2006 and 2005, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above market rate mortgage of approximately $192,000, $381,000, $176,000 and $350,000 for the three and six months ended June 30, 2006 and 2005, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2006	$1,206
2007	2,412
2008	2,412
2009	2,173
2010	1,695
Thereafter	270
$10,168

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate Federal income tax. Our TRS’s generate income, resulting in Federal income tax liability for these entities. Our TRS’s paid approximately $1.1 million and $0.7 million in federal, state and local taxes during the six months ended June 30, 2006 and 2005.

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

	2006	2005
Dividend yield	2.40%	3.60%
Expected life of option	5 years	6 years
Risk-free interest rate	4.80%	3.70%
Expected stock price volatility	16.61%	17.23%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common stockholders	$29,060	$56,470	$52,792	$79,379
Deduct stock option expense-all awards	(960)	(387)	(1,447)	(748)
Add back stock option expense included in net income	726	129	952	229
Allocation of compensation expense to minority interest	47	22	72	43
Pro forma net income available to common stockholders	$28,873	$56,234	$52,369	$78,903
Basic earnings per common share-historical	$0.67	$1.35	$1.23	$1.91
Basic earnings per common share-pro forma	$0.67	$1.34	$1.22	$1.90
Diluted earnings per common share-historical	$0.65	$1.31	$1.19	$1.85
Diluted earnings per common share-pro forma	$0.65	$1.30	$1.18	$1.84

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries. Other than one tenant at 1515 Broadway that contributes approximately 7.8% of our annualized rent, no other tenant in the portfolio contributes more than 5.1% of our annualized rent, including our share of joint venture annualized rent at June 30, 2006. Approximately 13%, 10% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 625 Madison Avenue and 220 East 42nd Street, respectively, for the quarter ended June 30, 2006. One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the six months ended June 30, 2006.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB No. 133 and 140.”  The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48, but do not believe it will have a material impact on our consolidated financial statements.

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

In March 2006, we entered into a long term operating net leasehold interest in 521 Fifth Avenue — a 40-story, 460,000-square-foot office building — with an ownership group led by RFR Holding LLC, which retained fee ownership of the property. We also purchased an option to acquire fee ownership of the property in five years for $15.0 million. Assuming we exercise our option, the total cost would be $225.0 million. The acquisition was financed with a $140.0 million loan and proceeds drawn under our revolving credit facility. The loan, which was for two years and bore interest at the London Interbank Offered Rate, or LIBOR, plus 162.5 basis points, was replaced in April with a five-year loan that bears interest at LIBOR plus 100 basis points.

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J. The acquisition was funded with an $86.0 million interest-only mortgage, which was to mature in June 2007 and carried an interest rate of 215 basis points over the 30-day LIBOR. This mortgage was acquired by Gramercy in March 2006. In June 2006, we acquired an additional 40% interest in the venture, increasing our interest to 50%. Subsequent to these acquisitions, which valued the property at $236.0 million, the property was refinanced. In June 2006, the mortgage, which Gramercy acquired in March 2006, was repaid and replaced with a $190.0 million, ten-year interest-only mortgage with a fixed interest rate of 5.75%. The property is net-leased to a single tenant until 2015. In connection with the refinancing, the joint venture distributed out all the capital and preferred return to its majority partner. This resulted in our interest increasing from 10% to 50%. Simultaneous with this, Gramercy acquired a 49.75% interest from the other partners. These interests are held as tenant-in-common interests. This transaction valued the property at $236.0 million. As we expect to sell our interest in the near term, we have classified this investment in assets and liabilities held for sale on the balance sheet.

On June 30, 2006, we completed the investment in the previously announced transaction involving 609 Fifth Avenue—a mixed-use property that includes New York City’s American Girl Store and approximately 100,000 square feet of Class A office space—in a transaction that valued the property at approximately $182.0 million. We issued approximately 64 million preferred units in SL Green Operating Partnership, L.P., valued at $1.00 per unit, to subsidiaries of 609 Partners, LLC, the partnership that indirectly holds the property, and acquired all of its common partnership interests. The property remains subject to a $102.0 million mortgage loan held by Morgan Stanley Mortgage Capital, Inc. The mortgage has a fixed annual interest rate of 5.85% and will mature in October 2013.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the six months ended June 30, 2006 and 2005 as though the acquisitions of 28 West 44th (February 2005) and 521 Fifth Avenue (March 2006) and the investment in 609 Fifth Avenue were completed on January 1, 2005. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets through June 30, 2006. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2006	2005
Pro forma revenues	$265,424	$216,811
Pro forma net income	$49,204	$74,131
Pro forma earnings per common share-basic	$1.14	$1.78
Pro forma earnings per common share and common share equivalents-diluted	$1.10	$1.69
Pro forma common shares-basic	43,026	41,547
Pro forma common share and common share equivalents-diluted	46,775	45,313

4. Property Dispositions and Assets Held for Sale

During the six months ended June 30, 2006 and 2005, we did not dispose of any wholly-owned properties.

At June 30, 2006, discontinued operations included the results of operations of real estate assets sold prior to that date. This included 1414 Avenue of the Americas, which was sold in April 2005 and 286 and 290 Madison Avenue, 1140 Avenue of the Americas and 55 Corporate Drive, which were considered as held for sale at June 30, 2006.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2006 and 2005 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Rental revenue	$3,368	$3,273	6,630	$7,606
Escalation and reimbursement revenues	687	687	1,301	1,415
Other income	26	30	42	48
Total revenues	4,081	3990	7,973	9,069
Operating expense	1,201	1,063	2,611	2,796
Real estate taxes	713	689	1,415	1,564
Ground rent	88	88	174	174
Interest	—	16	—	188
Depreciation and amortization	201	479	719	1,044
Total expenses	2,203	2,335	4,919	5,766
Income from discontinued operations	1,878	1,655	3,054	3,303
Gain on disposition of discontinued operations	—	35,900	—	35,900
Minority interest in operating partnership	(92)	(2,130)	(153)	(2,243)
Income from discontinued operations, net of minority interest	$1,786	$35,425	$2,901	$36,960

5. Structured Finance Investments

During the six months ended June 30, 2006 and 2005, we originated approximately $110.4 million and $89.6 million in structured finance and preferred equity investments (net of discount), respectively. There were approximately $176.5 and $42.8 million in repayments and participations during those periods, respectively. At June 30, 2006 and December 31, 2005 all loans were performing in accordance with the terms of the loan agreements.

As of June 30, 2006 and December 31, 2005, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 9.8% (in thousands):

Loan Type	Gross Investment	Senior Financing	2006 Principal Outstanding	2005 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1)(2)	29,750	225,000	30,726	30,249	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan	60,000	205,000	57,932	—	February 2016
Mezzanine Loan (5)	3,000	22,000	3,000	—	January 2016
Mezzanine Loan	25,000	200,000	25,000	—	May 2016
Mezzanine Loan (1)(3)(4)	—	—	—	13,927	—
Mezzanine Loan	—	—	—	20,000	—
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1)(3)	4,000	44,000	3,925	3,939	August 2010
Junior Participation (1)	6,994	133,000	5,384	5,336	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation (1)	12,000	73,000	12,000	—	June 2007
Junior Participation (4)	—	—	—	36,000	—
Junior Participation (4)	—	—	—	25,000	—
	$242,244	$1,562,500	$239,467	$235,951

(1) This is a fixed rate loan.

(2) The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3) This is an amortizing loan.

(4) This investment was repaid during the second quarter of 2006.

(5) This investment was redeemed in July 2006.

Preferred Equity Investments

As of June 30, 2006 and December 31, 2005, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 11.5% (in thousands):

Type	Gross Investment	Senior Financing	2006 Amount Outstanding	2005 Amount Outstanding	Initial Maturity Date
Preferred equity (1)(2)	$75,000	$69,724	$14,522	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (4)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (1)	7,000	—	7,000	—	June 2009
Preferred equity (3)	—	—	—	10,000	—
Preferred equity (1)(2)(3)	—	—	—	6,125	—
	$155,000	$2,718,724	$94,522	$164,125

(1) This is a fixed rate investment.

(2) Gramercy owned an interest in the first mortgage of the underlying property.

(3) This investment was repaid during the second quarter of 2006.

(4) Gramercy holds a mezzanine loan on this asset.

6. Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier — Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential, Ian Schrager, or Schrager, RFR Holding LLC, or RFR, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty

Corporation, or Mack-Cali, and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of June 30, 2006 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

1221 Avenue of the Americas(2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
485 Lexington Avenue(3)	CIF and Witkoff	30.00%	50.00%	921	07/04	225,000
One Park Avenue(4)	SEB	16.67%	16.67%	913	05/01	318,500
1250 Broadway	SITQ	55.00%	55.00%	670	08/99	121,500
1515 Broadway(5)	SITQ	55.00%	68.45%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
One Madison Avenue—South Building	Gramercy	55.00%	55.00%	1,176	04/05	803,000
One Madison Avenue—Clock Tower(6)	Schrager/RFR/ Credit Suisse	30.00%	30.00%	220	04/05	116,000
379 West Broadway	Jeff Sutton	45.00%	45.00%	62	12/05	19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	127,500

(1)            Acquisition price represents the actual or implied purchase price for the joint venture.

(2)            We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.4% of property’s annualized rent at June 30, 2006. We do not manage this joint venture.

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

(5)            Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 83.2% of this joint venture’s annualized rent at June 30, 2006.

(6)            In March 2006, we, along with Credit Suisse, sold a 40.0% interest in the joint venture to Schrager and RFR. They will perform the redevelopment and residential conversion of the Clock Tower. The arrangement provides Schrager and RFR with the ability to increase their ownership interest if certain incentive return thresholds are achieved.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2006 and December 31, 2005, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2006	2005

1221 Avenue of the Americas(2)	12/2010	5.71%	$170,000	$170,000
485 Lexington Avenue(3)	01/2009	6.33%	$321,149	$188,347
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway(4)	08/2006	6.19%	$115,000	$115,000
1515 Broadway(5)	11/2007	5.96%	$625,000	$625,000
100 Park Avenue(6)	11/2015	6.52%	$175,000	$135,998
One Madison Avenue—South Building	05/2020	5.91%	$686,035	$687,984
379 West Broadway	12/2007	7.31%	$12,838	$12,837
One Madison Avenue—Clock Tower(7)	11/2007	6.63%	$126,621	—
Mack-Green joint venture(8)	08/2014	7.57%	$102,500	—

(1)             Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2006.

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

(4)             The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR. The loan is subject to three one-year as-of-right renewal extensions. The joint venture is in the process of extending this loan for one year.

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

(8)             Comprised of $90.3 million variable rate debt that matures in May 2008 and $12.2 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green and 55 Corporate Drive. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.7 million, $4.2 million, $2.8 million and $6.3 million from these services for the three and six months ended June 30, 2006 and 2005, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States. Gramercy qualified as a REIT under the Code commencing with its taxable year ended December 31, 2004 and expects to qualify for its current fiscal year. In July 2004, Gramercy completed its initial public offering. As part of the offering we purchased 25% of Gramercy’s common stock, for a total investment of approximately $46.9 million. In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing our total investment to approximately $68.9 million. In September 2005, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million. In May 2006, we purchased an additional 750,000 shares of common stock of Gramercy, increasing our total investment to approximately $113.7 million. We currently hold 6,418,333 shares of Gramercy’s common stock. The market value of our investment in Gramercy was approximately $166.2 million at June 30, 2006.

Gramercy is a variable interest entity, but we are not the primary beneficiary. Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights.  Gramercy pays us an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement).  In addition, Gramercy will also pay the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation.  The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager.  For the three and six months ended June 30, 2006 and 2005, we received an aggregate of approximately $2.5 million, $4.7 million, $1.3 million and $2.5 million, respectively, in fees under the management agreement and $0.5 million, $1.0 million, none and none under the collateral management agreement.  In April 2006, Gramercy’s board of directors, among other things, approved an extension of the management agreement through December 2009.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager and other holders of Class B limited partner interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $1.6 million, $2.8 million, none and none under this agreement for the three and six months ended June 30, 2006 and 2005, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy.  We recorded compensation expense of $0.4 million, $0.7 million, none and none, respectively, for the three and six months ended June 30, 2006 and 2005, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.29 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2006 and 2005, the Manager received an aggregate of approximately $0.9 million, $1.6 million, $0.5 million and $1.0 million, respectively, under the outsourcing and asset servicing agreements.

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

See above for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue-South Building and Note 3 for a discussion on 55 Corporate Drive.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at June 30, 2006 and December 31, 2005, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Assets
Commercial real estate property, net	$3,505,760	$3,327,691
Structured finance investments	1,655,566	1,205,745
Other assets	485,463	424,468
Total assets	$5,646,789	$4,957,904

Liabilities and members’ equity
Mortgages payable	$2,572,643	$2,257,667
Other loans	1,448,195	1,068,866
Other liabilities	140,286	120,959
Members’ equity	1,485,665	1,510,412
Total liabilities and members’ equity	$5,646,789	$4,957,904
Company’s net investment in unconsolidated joint ventures	$571,418	$543,189

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total revenues	$152,852	$118,721	$298,411	$219,423
Operating expenses	33,077	19,933	65,460	44,119
Real estate taxes	17,605	15,917	35,022	31,831
Interest	55,511	23,196	105,126	40,702
Depreciation and amortization	17,784	17,399	35,892	32,667
Total expenses	123,977	76,445	241,500	149,319
Net income before gain on sale	$28,875	$42,276	$56,911	$70,104
Company’s equity in net income of unconsolidated joint ventures	$10,596	$13,334	$20,564	$25,393

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three and six months ended June 30, 2006 and 2005, the Service Corporation earned approximately $2.4 million, $3.7 million, $2.6 million and $6.1 million of revenue and incurred approximately $1.6 million, $3.6 million, $1.8 million and $4.0 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

The net book value of our investment as of June 30, 2006 and December 31, 2005 was approximately $3.4 million and $3.9 million, respectively.

8.  Deferred Costs

Deferred costs at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
Deferred financing	$31,286	$40,118
Deferred leasing	85,348	78,086
	116,634	118,204
Less accumulated amortization	(42,887)	(38,776)
	$73,747	$79,428

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2006 and December 31, 2005, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2006	2005
70 West 36th Street (1)	5/2009	7.87%	$11,307	$11,414
711 Third Avenue (1)	6/2015	4.99%	120,000	120,000
420 Lexington Avenue (1)	11/2010	8.44%	116,334	117,466
673 First Avenue (1)	2/2013	5.67%	34,147	34,474
125 Broad Street (2)	10/2007	8.29%	74,386	74,787
220 East 42nd Street (1)	12/2013	5.23%	210,000	210,000
625 Madison Avenue (1)	11/2015	6.27%	102,000	102,000
609 Fifth Avenue (1)	10/2013	5.85%	102,000	—
609 Partners, LLC	7/2014	5.00%	63,891	—
Total fixed rate debt			834,065	670,141
One Madison Avenue — Clock Tower (3)	—	—	—	113,546
521 Fifth Avenue (1)	4/2011	5.99%	140,000	—
1551/1555 Broadway and West 21st 34th Street (4)	8/2008	6.98%	94,630	91,532
141 Fifth Avenue (4)	9/2007	7.31%	10,304	10,033
Total floating rate debt			244,934	215,111
Total mortgage notes payable			$1,078,999	$885,252

(1)     Held in bankruptcy remote special purpose entity.

(2)     This mortgage has an initial maturity date of October 2007 and a contractual maturity date of October 2030.

(3)     This mortgage was assumed by the joint venture.  See Note 6.

(4)     We own a 50% interest in the joint venture that holds these loans.  These loans are non-recourse to us.  See Note 6.

At June 30, 2006 and December 31, 2005 the gross book value of the properties collateralizing the mortgage notes was approximately $1.5 billion and $1.2 billion, respectively.

For the three and six months ended June 30, 2006 and 2005, we incurred approximately $24.1 million, $43.7 million, $20.4 and $38.4 million of interest expense, respectively, excluding interest which was capitalized of approximately $2.5 million, $6.0 million, $1.0 million and $1.0 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans and trust preferred securities and our share of joint venture debt as of June 30, 2006, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2006	$2,368	$—	$—	$—	$2,368	$64,840
2007	10,688	83,645	—	—	94,333	393,363
2008	10,931	94,630	54,645	1,766	161,972	51,285
2009	11,545	10,628	—	327,648	349,821	102,936
2010	11,380	104,691	—	195,586	311,657	83,578
Thereafter	33,289	705,205	—	100,000	838,494	483,330
	$80,201	$998,799	$54,645	$625,000	$1,758,645	$1,179,332

10.  Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had an outstanding balance of $54.6 million and carried a spread over LIBOR of 95 basis points at June 30, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $13.5 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.03% for the three months ended June 30, 2006.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of June 30, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 4.64% for the three months ended June 30, 2006.

We have a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 125 basis points over the current LIBOR rate and matures in May 2010 effective all-in interest rate on this secured term loan was 5.33% for the three months ended June 30, 2006.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

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

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $3.0 million, $6.1 million, $2.4 million and $4.3 million for the three and six months ended June 30, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000.  This space is now leased on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is offset against a consulting fee of $11,025 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $45,000, $88,000, $55,000 and $110,000 for the three and six months ended June 30, 2006 and 2005, respectively.

Amounts due from (to) related parties at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
17 Battery Condominium Association	$93	$93
Due from joint ventures	4,346	3,500
Officers and employees	1,466	1,527
Other	2,425	2,587
Related party receivables	$8,330	$7,707

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

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2006, 43,226,364 shares of common stock and no shares of excess stock were issued and outstanding.

We filed a $500.0 million shelf registration statement, which was declared effective by the Securities and Exchange Commission, or SEC, in March 2004.  This registration statement provides us with the ability to issue common and preferred stock, depository shares and warrants.  We currently have $65.1 million available under the shelf.

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

During the six months ended June 30, 2006 and 2005, approximately 57,000 and 140,000 shares were issued and approximately $4.8 million and $7.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 and $325,000 was recorded during each of the three and six months ended June 30, 2006 and 2005, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established.  The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment.  On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in SL Green Operating Partnership, L.P., that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at the Company’s election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million, $0.8 million, none and none of compensation expense during the three and six months ended June 30, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

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

During the six months ended June 30, 2006, 4,030 phantom stock units were earned.  As of June 30, 2006, there were approximately 9,395 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At June 30, 2006, approximately 0.9 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At June 30, 2006, approximately 1.1 million shares of our common stock were available for issuance under the 2005 Plan, or 1.4 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of June 30, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

	2006		2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,731,258	$41.25	2,169,762	$29.39
Granted	300,500	$93.60	466,203	$65.22
Exercised	(408,950)	$31.92	(888,374)	$27.34
Lapsed or cancelled	(43,166)	$40.06	(16,333)	$38.87
Balance at end of period	1,579,642	$53.59	1,731,258	$41.25

Options exercisable at end of period	406,640	$64.71	599,828	$50.57
Weighted average fair value of options granted during the period	$4,959,000		$3,538,000

All options were granted within a price range of $18.44 to $98.83.  The remaining weighted average contractual life of the options was 7.8 years.

Earnings Per Share

Earnings per share for the three and six months ended June 30, is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$29,060	$56,470	$52,792	$79,379
Effect of Dilutive Securities:
Redemption of units to common shares	1,506	3,410	2,786	4,420
Stock options	—	—	—	—
Diluted Earnings:
Income available to common stockholders	$30,566	$59,880	$55,578	$83,799

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	43,191	41,790	43,026	41,547
Effect of Dilutive Securities:
Redemption of units to common shares	2,230	2,513	2,270	2,522
Stock-based compensation plans	1,480	1,202	1,479	1,244
Diluted Shares	46,901	45,505	46,775	45,313

13.  Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership.  As of June 30, 2006 and December 31, 2005, the minority interest unit holders owned 4.9% (2,218,525 units) and 5.4% (2,426,786 units) of the Operating Partnership, respectively.  At June 30, 2006, 2,218,525 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2006.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	3.300%	8/2005	9/2006	$239
Interest Rate Swap	—	4.330%	9/2006	6/2008	1,243
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	1,981
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	875
Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	1,887
Interest Rate Swap	$125,000	2.710%	9/2004	9/2006	567
Interest Rate Swap	—	4.352%	9/2006	8/2009	3,812
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	520
Interest Rate Swap	—	4.364%	1/2007	5/2010	1,971
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	1

On June 30, 2006, the derivative instruments were reported as an asset at their fair value of approximately $13.1 million.  This is included in Other Assets on the consolidated balance sheet at June 30, 2006.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $20.0 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.  The settlement of hedges during the second quarter of 2006 resulted in approximately $5.6 million of hedge gains, of which approximately $3.4 million related to the 55 Corporate Drive transaction, being recorded in investment income and other income.

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

Selected results of operations for the three and six months ended June 30, 2006 and 2005, and selected asset information as of June 30, 2006 and December 31, 2005, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2006	$115,479	$17,305	$132,784
June 30, 2005	90,131	11,925	102,056
Six months ended:
June 30, 2006	223,327	30,784	254,111
June 30, 2005	175,384	23,071	198,455

Income from continuing operations before minority interest:
Three months ended:
June 30, 2006	$21,115	$11,128	$32,243
June 30, 2005	18,669	7,345	26,014
Six months ended:
June 30, 2006	41,667	18,162	59,829
June 30, 2005	37,262	15,095	52,357

Total assets
As of:
June 30, 2006	$3,357,963	$333,989	$3,691,952
December 31, 2005	2,909,701	400,076	3,309,777

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $13.3 million, $26.2 million, $10.6 million and $18.8 million for the three and six months ended June 30, 2006 and 2005, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Income from continuing operations before minority interest	$34,773	$27,315	$64,428	$55,146
Gain on sale of unconsolidated joint venture	—	—	—	—
Minority interest in operating partnership attributable to continuing operations	(1,415)	(1,279)	(2,633)	(2,177)
Minority interest in partially-owned entities	(1,115)	(22)	(1,966)	(612)
Net income from continuing operations	32,243	26,014	59,829	52,357
Income/ gains from discontinued operations, net of minority interest	1,786	35,425	2,901	36,960
Net income	34,029	61,439	62,730	89,317
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$29,060	$56,470	$52,792	$79,379

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2006 and 2005 is presented below (in thousands):

	Six Months Ended June 30,
	2006	2005
Issuance of common stock as deferred compensation	$7,272	$7,702
Redemption of units and dividend reinvestments	11,123	8,261
Derivative instruments at fair value	5,115	(1,078)
Tenant improvements and capital expenditures payable	671	(6,251)
Assumption of joint venture interest	—	9,952
Transfer of real estate to joint venture	132,980	—
Assignment of mortgage to joint venture	120,859	—
Assignment of minority interest to joint venture	5,750	—
Issuance of preferred units	63,891	—
Assumption of mortgage loan	102,000	—
Assumption of other liabilities	3,725	—

19.  Subsequent Events

On July 11, 2006, we sold the properties located at 286 Madison Avenue and 290 Madison Avenue for approximately $63.0 million.

In July 2006, we sold 2,500,000 shares of our common stock for net proceeds, after deducting underwriting discounts, commissions and transaction expenses, of approximately $269.0 million.  Lehman Brothers acted as sole underwriter for this offering, and was also granted a 30-day option to purchase up to an additional 250,000 shares solely to cover over-allotments.  The proceeds from our offering were used to repay a portion of the amount outstanding under our 2005 unsecured revolving credit facility.  The balance of the proceeds will be used to fund acquisitions and for other working capital purposes.

On August 3, 2006, SL Green Realty Corp. (the “Company”), Wyoming Acquisition Corp. (“Purchaser”), Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP (“Purchaser LP”), Reckson Associates Realty Corp. (“Reckson Associates”) and Reckson Operating Partnership, L.P. (“Reckson OP”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).  Under the terms of the Merger Agreement, Reckson Associates will merge with and into Purchaser (the “Merger”), with Purchaser continuing after the Merger as the surviving entity.  At the effective time of the Merger, each of the issued and outstanding shares of common stock of Reckson Associates will be converted into the right to receive (i) $31.68 in cash, and (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of the Company (the “Merger Consideration”). Reckson Associates currently has approximately $8.35 million shares outstanding. The Company will also assume approximately $2.0 billion of Reckson Associates’ outstanding debt. The Merger will be fully taxable to Reckson Associates’ stockholders and the limited partners of Reckson OP (including with respect to the stock component of the Merger Consideration).

In addition, under the terms of the Merger Agreement, Purchaser LP will merge with and into Reckson OP (the “Partnership Merger”), with Reckson OP continuing after the Partnership Merger as the surviving entity.  At the effective time of the Partnership Merger, each common unit in Reckson OP will be converted into the right to receive the applicable amount of Merger Consideration in respect of the number of shares of Reckson Associates common stock issuable upon exchange of each such common unit in accordance with the Amended and Restated Agreement of Limited Partnership of Reckson OP as if such common units were converted or exchanged for an equal number of shares of Reckson Associates common stock immediately prior to the effective time of the Merger.

Reckson Associates has agreed to certain covenants, including, among others, subject to certain exceptions described in the Merger Agreement, an obligation not to initiate, solicit, encourage or facilitate (including by way of furnishing nonpublic information or assistance) any inquiries or the making of any proposal or other action that constitutes or may reasonably be expected to lead to any competing transaction (as defined in the Merger Agreement) or enter into discussions or negotiate with any person in furtherance of such inquiries or to obtain a competing transaction.  Prior to the closing, Reckson Associates has agreed to operate its business in the ordinary course consistent with past practice and not to take certain actions specified in the Merger Agreement. Prior to the closing, the Company has agreed to operate its business in the ordinary course consistent with its good business judgment and not to take certain actions specified in the Merger Agreement. Each of the Company and Reckson Associates will be permitted to pay quarterly dividends through the consummation of the Merger.

Consummation of the Merger is subject to customary conditions, including the approval of the Merger by the holders of Reckson Associates common stock, the registration of the Company’s shares of common stock to be issued in the Merger, the listing of such shares on the New York Stock Exchange and the absence of any order, injunction or legal restraint or prohibition preventing the consummation of the Merger or the Partnership Merger.  In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including (i) the accuracy of the representations and warranties of the other party (subject to the materiality standards contained in the Merger Agreement), (ii) compliance in all material respects of the other party with its covenants, (iii) the absence of a material adverse effect (as defined in the Merger Agreement) on the other party and (iv) the delivery of opinions of counsel with respect to each other’s status as a real estate investment trust.

The Merger Agreement contains certain termination rights for both the Company and Reckson Associates and provides that, upon termination of the Merger Agreement under specified circumstances described in the Merger Agreement, Reckson Associates would be required to pay the Company a termination fee of $99.8 million, and/or that Reckson Associates would be required to reimburse the Company for its out-of-pocket costs and expenses up to $13.0 million.

The Merger Agreement contains representations and warranties that the parties have made to each other as of specific dates.  The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties, and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms.  Moreover, the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to shareholders, and the representations and warranties may have been intended not as statements of fact, but rather as a way of allocating risk among the parties.

On August 3, 2006, the Company and Rechler MRE LLC (“Rechler LLC”), an entity of which Messrs. Rechler, Maturo and Barnett (members of the executive management of Reckson Associates) and Marathon Investment Management are members, entered into an agreement (the “Sale Agreement”) pursuant to which the Company has agreed to direct Reckson Associates or a subsidiary thereof (“Seller”) to sell to Rechler LLC or its designee (“Buyer”), and Buyer has agreed to purchase from Seller, (i) certain real property assets of Seller and 100% of certain loans secured by real property, all of which are located in Long Island, New York, (ii) certain real property assets of Seller located in White Plains and Harrison, New York (the “Eastridge Portfolio”), (iii) certain real property assets of Seller located in New Jersey, (iv) the entity owning a 25% interest in the portfolio held by Reckson New York Property Trust, an Australian listed property trust, Reckson Associates’ Australian management company and other related entities and contracts (the “LPT Assets”), (v) the direct or indirect interest of Seller in Reckson Strategic Venture Partners, LLC (“RSVP”) and other related entities, which shall be purchased by a 50/50 joint venture between Buyer and an affiliate of the Company, and (vi) a 50% participation interest in certain loans made by a subsidiary of Reckson Associates that are secured by four real property assets located in Long Island, New York.  The aggregate purchase price (including the Company’s portion of the RSVP purchase price) for the above assets is approximately $2.1 billion, subject to adjustment.  The Company has received from Rechler LLC a deposit in the amount of $84,000,000 (the “Deposit”).  The Company will be entitled to retain all or a portion of the Deposit as liquidated damages in the event of certain defaults by Rechler LLC under the Sale Agreement.

The transactions contemplated by the Sale Agreement are expected to close on the same day as the closing of the Merger and are conditioned upon the occurrence of the Merger and certain other customary closing conditions.

In addition, the Company has committed to provide, or arrange for one of its affiliates to provide financing to Buyer in connection with the purchase of one or more of the assets described above, subject in certain cases to the negotiation and agreement of the terms and conditions thereof.

In the event the Merger Agreement and the Sale Agreement are terminated and the Company receives the termination fee described above, the Company has agreed to pay to Rechler LLC an amount equal to (a) its actual out of pocket expenses incurred in connection with the transactions contemplated by the Sale Agreement, but in no event more than the lesser of (i) $8,000,000 and (ii) 7.2% of the actual termination fee received by the Company under the Merger Agreement, plus (b) $1,000,000.

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

As of June 30, 2006, our wholly-owned properties consisted of 23 commercial properties encompassing approximately 10.0 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of June 30, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.7%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 94.9% as of June 30, 2006.  We also own interests in eight retail and development properties, which encompass approximately 439,300 rentable square feet.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Results of Operations

Comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005

The following comparison for the three months ended June 30, 2006, or 2006, to the three months ended June 30, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at June 30, 2006 and total 19 of our 23 wholly-owned properties, representing approximately 86.5% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March) and 609 Fifth Avenue (June), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$87.7	$71.0	$16.7	23.5%
Escalation and reimbursement revenue	16.3	13.0	3.3	25.4
Total	$104.0	$84.0	$20.0	23.8%

Same-Store Properties	$89.9	$79.7	$10.2	12.8%
Acquisitions	13.2	3.9	9.3	238.5
Other	0.9	0.4	0.5	125.0
Total	$104.0	$84.0	$20.0	23.8%

Occupancy in the Same-Store Properties increased slightly from 96.0% at December 31, 2005 and 95.3% at June 30, 2005 to 96.8% at June 30, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2006 compared to a partial period or not being included in 2005.

At June 30, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 24.6% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2006 and 2007.  Approximately 3.3% of the space leased at wholly-owned properties expires during the remainder of 2006.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.9 million) and the Acquisitions ($1.2 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.3 million), operating expense escalations ($1.4 million) and real estate tax escalations ($0.2 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.6	$13.3	$(2.7)	(20.3)%
Investment and preferred equity income	17.3	11.9	5.4	45.4
Other income	11.5	6.1	5.4	88.5
Total	$39.4	$31.3	$8.1	25.9%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($3.2 million), 1250 Broadway ($0.4 million) and 180 Madison Avenue ($0.4 million).  This was partially offset by increased net income contributions from our investment in Gramercy ($1.3 million).  Occupancy at our joint venture properties decreased from 96.9% in 2005 to 94.9% in 2006 primarily due to the net-lease with Teachers Insurance and Annuity Association at 485 Lexington Avenue expiring.  At June 30, 2006, we estimated that current market rents at our joint venture properties were approximately 39.6% higher than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2006.

The increase in investment and preferred equity income was primarily due to fee income received upon redemption of several investments during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $409.7 million and 10.3%, respectively, for 2006 compared to $413.6 million and 10.3%, respectively, for 2005.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $3.3 million), and fee, promote and other income resulting from the recapitalization and resolution of our investments with the Gale Companies (approximately $3.4 million) which was partially offset by an incentive distribution earned in 2005 (approximately $1.3 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expenses	$29.3	$22.7	$6.6	29.1%
Real estate taxes	19.1	15.1	4.0	26.5
Ground rent	4.9	4.8	0.1	2.1
Total	$53.3	$42.6	$10.7	25.1%

Same-Store Properties	$45.1	$38.4	$6.7	17.5%
Acquisitions	5.1	1.8	3.3	183.3
Other	3.1	2.4	0.7	29.2
Total	$53.3	$42.6	$10.7	25.1%

Same-Store Properties operating expenses, excluding real estate taxes ($2.5 million), increased approximately $4.2 million.  There were increases in repairs, maintenance and payroll expenses ($1.9 million), utilities ($0.6 million), insurance costs ($1.3 million) and other miscellaneous expenses ($0.4 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.5 million) due to higher assessed property values and the Acquisitions ($1.5 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$24.1	$20.4	$3.7	18.1%
Depreciation and amortization expense	17.9	14.4	3.5	24.3
Marketing, general and administrative expense	13.3	10.6	2.7	25.5
Total	$55.3	$45.4	$9.9	21.8%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.48% for the quarter ended June 30, 2005 to 5.84% for the quarter ended June 30, 2006.  As a result of the new investment activity, the weighted average debt balance increased from $1.4 billion as of June 30, 2005 to $1.7 billion as of June 30, 2006.

Marketing, general and administrative expenses represented 10.0% of total revenues in 2006 compared to 10.4% in 2005.

Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

The following comparison for the six months ended June 30, 2006, or 2006, to the six months ended June 30, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at June 30, 2006 and total 19 of our 23 wholly-owned properties, representing approximately 86.5% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March) and 609 Fifth Avenue (June), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$170.7	$138.4	$32.3	23.3%
Escalation and reimbursement revenue	31.3	24.1	7.2	29.9
Total	$202.0	$162.5	$39.5	24.3%

Same-Store Properties	$178.1	$157.1	$21.0	13.4%
Acquisitions	22.0	5.1	16.9	331.4
Other	1.9	0.3	1.6	533.3
Total	$202.0	$162.5	$39.5	24.3%

Occupancy in the Same-Store Properties increased slightly from 96.0% at December 31, 2005 and 95.3% at June 30, 2005 to 96.8% at June 30, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2006 compared to a partial period or not being included in 2005.

At June 30, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 24.6% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2006 and 2007.  Approximately 3.3% of the space leased at wholly-owned properties expires during the remainder of 2006.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($4.8 million) and the Acquisitions ($2.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.8 million), operating expense escalations ($2.9 million) and real estate tax escalations ($1.1 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$20.6	$25.4	$(4.8)	(18.9)%
Investment and preferred equity income	30.8	23.1	7.7	33.3
Other income	21.4	12.9	8.5	65.9
Total	$72.8	$61.4	$11.4	18.6%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($5.9 million), 1250 Broadway ($0.8 million), 180 Madison Avenue ($0.5 million) and One Madison Avenue-South Building ($0.4 million).  This was partially offset by increased net income contributions from our investment in Gramercy ($2.8 million).  Occupancy at our joint venture properties decreased from 96.9% in 2005 to 94.9% in 2006 primarily due to the net-lease with Teachers Insurance and Annuity Association at 485 Lexington Avenue expiring.  At June 30, 2006, we estimated that current market rents at our joint venture properties were approximately 39.6% higher than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2006.

The increase in investment and preferred equity income was primarily due to a higher weighted average balance invested as well as higher LIBOR rates.  The weighted average investment balance outstanding and weighted average yield were $431.3 million and 10.3%, respectively, for 2006 compared to $388.4 million and 10.3%, respectively, for 2005.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $5.0 million), incentive distribution recognized in 2006 in connection with the liquidation of joint venture investments (approximately $1.0 million), an increase in lease buy-out income at the Same-Store properties (approximately $1.0 million) and fee, promote and other income resulting from the recapitalization and resolution of our investments with the Gale Companies (approximately $3.4 million) which was partially offset by an incentive distribution earned in 2005 (approximately $1.3 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expense	$58.7	$45.3	$13.4	29.6%
Real estate taxes	37.5	28.9	8.6	29.8
Ground rent	9.8	9.3	0.5	5.4
Total	$106.0	$83.5	$22.5	27.0%

Same-Store Properties	$91.4	$76.4	$15.0	19.6%
Acquisitions	8.8	2.4	6.4	266.7
Other	5.8	4.7	1.1	23.4
Total	$106.0	$83.5	$22.5	27.0%

Same-Store Properties operating expenses, excluding real estate taxes ($6.0 million), increased approximately $9.0 million.  There were increases in repairs, maintenance and payroll expenses ($3.8 million), utilities ($1.6 million), insurance costs ($2.6 million), ground rent expense ($0.4 million) and other miscellaneous expenses ($0.6 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($6.0 million) due to higher assessed property values and the Acquisitions ($2.6 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$43.7	$38.4	$5.3	13.8%
Depreciation and amortization expense	34.2	28.0	6.2	22.1
Marketing, general and administrative expense	26.2	18.8	7.4	39.4
Total	$104.1	$85.2	$18.9	22.2%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.36% for the six months ended June 30, 2005 to 5.75% for the six months ended June 30, 2006.  As a result of the new investment activity, the weighted average debt balance increased from $1.3 billion as of June 30, 2005 to $1.7 billion as of June 30, 2006.

Marketing, general and administrative expenses represented 10.3% of total revenues in 2006 compared to 9.5% in 2005.  The increase is primarily due to increased compensation costs at Gramercy.

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

(4)            Proceeds from common or preferred equity or debt offerings by us or the Operating Partnership (including issuances of limited partnership units in the Operating Partnership and trust preferred securities); and

(5)            Net proceeds from divestitures of properties and redemptions and participations of structured finance investments.

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

Cash and cash equivalents were $14.2 million and $24.1 million at June 30, 2006 and December 31, 2005, respectively, representing a decrease of $9.9 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Six Months ended June 30,
	2006	2005	Increase (Decrease)

Net cash provided by operating activities	$103.1	$75.3	$27.8
Net cash used in investing activities	$(250.1)	$(410.6)	$160.5
Net cash provided by financing activities	$137.1	$301.5	$(164.4)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. Our portfolio is currently 95.9% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(253,758)
Capital expenditures and capitalized interest	(26,697)
Joint venture investments	(55,482)
Distributions from joint ventures	36,791
Proceeds from sale of partial interest in property	8,847
Structured finance and other investments	52,620

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans or construction loans. During the six months ended June 30, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$593,236
Repayments under our debt obligations	(421,875)
Other financing activities	25,241
Dividends and distributions paid	(59,497)

Capitalization

As of June 30, 2006, we had 43,226,364 shares of common stock, 2,218,525 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

We currently have the ability to issue up to an aggregate amount of approximately $65.1 million of our common and preferred stock, depository shares and warrants under our current shelf registration statement, which was declared effective in March 2004.

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

During the six months ended June 30, 2006 and 2005, approximately 57,000 and 140,000 shares were issued and approximately $4.8 million and $7.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123-R, “Accounting for Stock-Based Compensation”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 and $325,000 related to this plan was recorded during each of the three and six months ended June 30, 2006 and 2005, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established.  The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in SL Green Operating Partnership, L.P., that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at the Company’s election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million, $0.8 million, none and none of compensation expense during the three and six months ended June 30, 2006 and 2005, respectively in connection with the 2005 Outperformance Plan.

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

During the six months ended June 30, 2006, approximately 4,030 phantom stock units were earned.  As of June 30, 2006, there were approximately 9,395 phantom stock units outstanding.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan; however, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  At June 30, 2006, approximately 1.1 million shares of our common stock were available for issuance under the 2005 Plan, or 1.4 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At June 30, 2006, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loans and trust preferred securities (including our share of joint venture debt of approximately $1.2 billion) represented 36.7% of our combined market capitalization of approximately $8.3 billion (based on a common stock price of $109.47 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2006).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility and term loans outstanding at June 30, 2006 and December 31, 2005, respectively (dollars in thousands).

Debt Summary:	June 30, 2006	December 31, 2005
Balance
Fixed rate	$870,175	$770,141
Variable rate — hedged	485,000	485,000
Total fixed rate	1,355,175	1,255,141
Variable rate	388,470	196,111
Variable rate—supporting variable rate assets	15,000	91,000
Total variable rate	403,470	287,111
Total	$1,758,645	$1,542,252

Percent of Total Debt:
Total fixed rate	77.1%	81.4%
Variable rate	22.9%	18.6%
Total	100.0%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.65%	5.63%
Variable rate	6.35%	5.07%
Effective interest rate	5.84%	5.54%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.33% and 3.34% at June 30, 2006 and 2005, respectively).  Our consolidated debt at June 30, 2006 had a weighted average term to maturity of approximately 5.5 years.

Certain of our structured finance investments, totaling $15.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2006.

Mortgage Financing

As of June 30, 2006, our total mortgage debt (excluding our share of joint venture debt of approximately $1.2 billion) consisted of approximately $0.8 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.2% and $0.2 billion of variable rate debt with an effective weighted average interest rate of approximately 6.4%.

Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  We have an option, subject to lender approval, to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, currently 95 basis points, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had an outstanding balance of approximately $54.6 million at June 30, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $13.5 million in letters of credit.  The effective all-in weighted average interest rate on the 2005 unsecured revolving credit facility was 6.03% for the three months ended June 30, 2006.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  As of June 30, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 125 basis points over LIBOR.  To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in annual weighted average interest rate on the unsecured term loan was 4.64% for three months ended June 30, 2006.  The term loan includes certain restrictions and covenants (see restrictive covenants below).

We also have a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  The loan matures in May 2010.  This term loan has a floating rate of 125 basis points over the current 30-day LIBOR rate.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  This loan carried an effective all-in weighted average interest rate of 5.33% for the three months ended June 30, 2006.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at June 30, 2006 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2006 would increase our annual interest cost by approximately $3.2 million and would increase our share of joint venture annual interest cost by approximately $7.5 million, respectively.

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

Approximately $1.4 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2006 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2006, we will incur approximately $63.4 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $6.6 million.  Of those total capital expenditures, approximately $7.8 million for wholly-owned properties and $1.2 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.40 per share, we would pay approximately $109.8 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $3.0 million, $6.1 million, $2.4 million and $4.3 million for the three and six months ended June 30, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $11,025 per month, are affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $45,000, $88,000, $55,000 and $110,000 for the three and six months ended June 30, 2006 and 2005, respectively.

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

FFO for the three and six months ended June 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common stockholders	$29,060	$56,470	$52,792	$79,379
Add:
Depreciation and amortization	17,938	14,430	34,204	28,016
Minority interest	2,530	1,301	4,599	2,789
FFO from discontinued operations	2,079	2,134	3,773	4,346
FFO adjustment for unconsolidated joint ventures	7,613	7,651	15,593	13,733
Less:
Income from discontinued operations	1,786	1,561	2,901	3,114
Gain on sale of discontinued operations	—	33,864	—	33,846
Depreciation on non-rental real estate assets	240	189	508	370
Funds from Operations — available to all stockholders	$57,194	$46,372	$107,552	$90,933
Cash flows provided by operating activities	$69,677	$47,758	$103,076	$75,275
Cash flows provided by (used in) investing activities	$56,402	$(217,433)	$(250,101)	$(410,568)
Cash flows (used in) provided by financing activities	$(132,430)	$154,864	$137,105	$301,476

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                  LEGAL PROCEEDINGS

On August 4, 2006, Robert Lowinger filed a purported class action lawsuit in the Supreme Court of the State of New York, Nassau County, on behalf of himself and all other Reckson stockholders against Reckson, and their Board of Directors, seeking to enjoin the sale of Reckson to SL Green, and related transactions in which the Reckson Investment Group (consisting of defendant Scott Rechler and certain other members of Reckson's executive management) and Marathon Asset Management will acquire certain assets of Reckson from SL Green.  Lowinger alleges that in exchange for agreeing to sell Reckson to SL Green for a value less than its true value, the Reckson Investment Group was able to acquire valuable Reckson assets on very favorable terms, at the expense of Reckson's stockholders.  Lowinger asserts claims of breach of fiduciary duty against Reckson and its directors, and aiding and abetting breach of fiduciary duty against SL Green.  Lowinger seeks an injunction prohibiting the transaction (or, in the event the transaction is consummated, an order rescinding it), as well as damages and costs, including plaintiff's attorneys' and experts' fees.

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

None

ITEM 3.                                                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2006, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class III directors to serve on the Board until our 2009 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.  The total number of shares of common stock entitled to vote at the Meeting was 42,997,965, of which 38,905,536 shares, or 90%, were present in person or by proxy.

The results of the meeting were as follows:

Name of Class II Nominees	For	Against	Withheld
John H. Alschuler	38,302,221	—	603,315
Stephen L. Green	36,502,964	—	2,402,572

There was no solicitation in opposition to the foregoing nominees by stockholders.  The terms of office for Marc Holliday and John S. Levy, our Class II directors, and Edwin Thomas Burton, III, our Class I director, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by our stockholders with 37,542,889 votes “For,” 1,358,811 votes “Against” and 3,836 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement, dated April 17, 2006.

ITEM 5.                                                  OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

(a)          Exhibits:

10.1                           Amended Management Agreement by and between Gramercy Capital Corp. and GKK Manager LLC, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the SEC on April 25, 2006.

10.2                           Amended Origination Agreement by and among Gramercy Capital Corp., GKK Capital LP, and the Company, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the SEC on April 25, 2006.

10.3                           Amended Asset Servicing Agreement by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Form 8-K, dated April 19, 2006, filed with the SEC on April 25, 2006.

10.4           Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership, filed herewith.

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

Date:       August 9, 2006