Form 10-Q
period 2006-09-30
SL GREEN REALTY CORP
filed 2006-11-09
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number: 1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	T13-3956775T
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 45,818,570 as of October 31, 2006.

SL GREEN REALTY CORP.

PART I.                   FINANCIAL INFORMATION

ITEM 1.                    Financial Statements

SL Green Realty Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$349,073	$288,239
Building and improvements	1,671,234	1,440,584
Building leasehold and improvements	705,900	481,891
Property under capital lease	12,208	12,208
	2,738,415	2,222,922
Less: accumulated depreciation	(253,136)	(219,295)
	2,485,279	2,003,627
Assets held for sale	121,962	—
Cash and cash equivalents	176,444	24,104
Restricted cash	227,482	60,750
Tenant and other receivables, net of allowance of $12,608 and $9,681 in 2006 and 2005, respectively	32,037	23,722
Related party receivables	9,563	7,707
Deferred rents receivable, net of allowance of $10,298 and $8,698 in 2006 and 2005, respectively	85,242	75,294
Structured finance investments, net of discount of $2,027 and $1,537 in 2006 and 2005, respectively	347,558	400,076
Investments in unconsolidated joint ventures	549,040	543,189
Deferred costs, net	74,223	79,428
Other assets	117,976	91,880
Total assets	$4,226,806	$3,309,777

Liabilities and Stockholders’ Equity
Mortgage notes payable	$1,255,325	$885,252
Revolving credit facilities	—-	32,000
Term loans	525,000	525,000
Accrued interest payable	9,353	7,711
Accounts payable and accrued expenses	96,741	87,390
Deferred revenue/gain	63,358	25,691
Capitalized lease obligation	16,359	16,260
Deferred land leases payable	16,782	16,312
Dividend and distributions payable	33,247	31,103
Security deposits	28,368	24,556
Liabilities related to assets held for sale	95,379	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	2,239,912	1,751,275

Commitments and Contingencies

Minority interest in Operating Partnership	71,910	74,049
Minority interests in other partnerships	56,929	25,012

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 45,774 and 42,456 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	458	425
Additional paid-in-capital	1,268,491	959,858
Accumulated other comprehensive income	13,060	15,316
Retained earnings	327,744	235,540
Total stockholders’ equity	1,858,055	1,459,441
Total liabilities and stockholders’ equity	$4,226,806	$3,309,777

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Income
(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Revenues
Rental revenue, net	$93,233	$72,575	$263,904	$210,972
Escalation and reimbursement	19,891	15,474	51,171	39,553
Preferred equity and investment income	15,714	10,652	46,499	33,723
Other income	9,517	16,897	30,892	29,805
Total revenues	138,355	115,598	392,466	314,053
Expenses
Operating expenses including approximately $3,400, $9,600 (2006) and $3,000, $7,600 (2005) paid to affiliates	34,920	27,213	93,662	72,529
Real estate taxes	19,101	14,638	56,613	43,553
Ground rent	4,846	4,835	14,687	14,089
Interest	24,764	20,580	66,515	57,253
Amortization of deferred financing costs	1,140	1,887	3,096	3,586
Depreciation and amortization	19,289	14,763	53,493	42,779
Marketing, general and administrative	13,829	13,418	40,072	32,250
Total expenses	117,889	97,334	328,138	266,039
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	20,466	18,264	64,328	48,014
Equity in net income from unconsolidated joint ventures	9,679	13,250	30,244	38,643
Income from continuing operations before minority interest and discontinued operations	30,145	31,514	94,572	86,657
Equity in net gain on sale of interest in unconsolidated joint ventures	—	11,550	—	11,550
Minority interest in other partnerships	(1,392)	(38)	(3,359)	(252)
Minority interest in Operating Partnership attributable to continuing operations	(1,321)	(2,142)	(3,733)	(4,727)
Income from continuing operations	27,432	40,884	87,480	93,228
Net income from discontinued operations, net of minority interest	1,595	1,415	4,497	4,530
Gain on sale of discontinued operations, net of minority interest	94,631	—	94,410	33,856
Net income	123,658	42,299	186,387	131,614
Preferred stock dividends	(4,969)	(4,969)	1(14,906)	(14,906)
Net income available to common stockholders	$118,689	$37,330	$171,481	$116,708

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.50	$0.58	$1.66	$1.60
Net income from discontinued operations	0.03	0.03	0.10	0.11
Gain on sale of discontinued operations	2.09	—	2.16	0.81
Gain on sale of unconsolidated joint ventures	—	0.28	—	0.28
Net income available to common stockholders	$2.62	$0.89	$3.92	$2.80

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.48	$0.58	$1.60	$1.57
Net income from discontinued operations	0.03	0.03	0.10	0.11
Gain on sale of discontinued operations	2.02	—	2.08	0.79
Gain on sale of unconsolidated joint ventures	—	0.26	—	0.25
Net income available to common stockholders	$2.53	$0.87	$3.78	$2.72

Dividends per share	$0.60	$0.54	$1.80	$1.62
Basic weighted average common shares outstanding	45,277	41,923	43,784	41,674
Diluted weighted average common shares and common share equivalents outstanding	49,215	45,674	47,718	45,426

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, and amounts in thousands, except per share data)

			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$15,316	$235,540	$1,459,441
Comprehensive Income:
Net income							186,387	186,387	$186,387
Net unrealized loss on derivative instruments						(2,256)		(2,256)	(2,256)
SL Green’s share of joint venture net unrealized gain on derivative instruments									1,945
Preferred dividends							(14,906)	(14,906)
Redemption of units and DRIP proceeds			307	3	15,565			15,568
Deferred compensation plan & stock award, net			94	1	380			381
Amortization of deferred compensation plan					7,297			7,297
Proceeds from stock options exercised			417	4	13,515			13,519
Net proceeds from common stock offering			2,500	25	268,471			268.496
Stock-based compensation — fair value					3,405			3,405
Cash distribution declared ($1.80 per common share of which none represented a return of capital for federal income tax purposes)							(79,277)	(79,277)
Balance at September 30, 2006	$151,981	$96,321	45,774	$458	$1,268,491	$13,060	$327,744	$1,858,055	$186,076

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Cash Flows
(Unaudited, and amounts in thousands, except per share data)

	Nine months
	Ended September 30,
	2006	2005
Operating Activities
Net income	$186,387	$131,614
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	5,808	3,918
Depreciation and amortization	56,589	46,365
Gain on sale of discontinued operations	(94,410)	(33,856)
Equity in net income from unconsolidated joint ventures	(30,244)	(38,643)
Equity in net gain on sale of unconsolidated joint ventures	—-	(11,550)
Distributions of cumulative earnings from unconsolidated joint ventures	31,110	34,969
Minority interest	7,092	4,979
Deferred rents receivable	(12,398)	(14,334)
Other non-cash adjustments	7,950	4,046
Changes in operating assets and liabilities:
Restricted cash — operations	(4,376)	(9,452)
Tenant and other receivables	(11,242)	(7,905)
Related party receivables	(1,856)	1,429
Deferred lease costs	(12,227)	(11,793)
Other assets	(3,155)	4
Accounts payable, accrued expenses and other liabilities	14,168	16,404
Deferred revenue and land lease payable	3,115	2,800
Net cash provided by operating activities	142,311	118,995
Investing Activities
Acquisitions of real estate property	(466,762)	(422,149)
Additions to land, buildings and improvements	(38,405)	(30,524)
Escrowed cash — capital improvements/acquisition deposits	(169,556)	7,679
Investments in unconsolidated joint ventures	(55,482)	(122,251)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	39,102	33,669
Proceeds from disposition of real estate	161,036	59,673
Other investments	(15,288)	(27,207)
Structured finance and other investments net of repayments/participations	40,538	(43,534)
Net cash used in investing activities	(504,817)	(544,644)
Financing Activities
Proceeds from mortgage notes payable	327,968	315,546
Repayments of mortgage notes payable	(2,927)	(63,382)
Proceeds from revolving credit facilities, and term loans	490,645	897,000
Repayments of revolving credit facilities and term loans	(522,645)	(672,900)
Net proceeds from sale of common stock	268,496	—-
Proceeds from stock options exercised	13,519	15,788
Other financing activities	35,842	—-
Dividends and distributions paid	(87,688)	(72,432)
Deferred loan costs and capitalized lease obligation	(8,364)	(15,573)
Net cash provided by financing activities	514,846	404,047
Net increase (decrease) in cash and cash equivalents	152,340	(21,602)
Cash and cash equivalents at beginning of period	24,104	35,795
Cash and cash equivalents at end of period	$176,444	$14,193

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2006

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

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2006, minority investors held, in the aggregate, a 4.6% limited partnership interest in our Operating Partnership.

As of September 30, 2006, our wholly-owned properties consisted of 20 commercial office properties encompassing approximately 9.6 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 97.0%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial office properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 95.2% as of September 30, 2006.  We also own approximately 516,000 square feet of retail and development properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy.  See Note 6.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $591,000, $1.5 million, $237,000 and $793,000 in rental revenue for the three and nine months ended September 30, 2006 and 2005, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above market rate mortgage of approximately $196,000, $577,000, $180,000 and $530,000 for the three and nine months ended September 30, 2006 and 2005, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2006	$850
2007	3,378
2008	3,374
2009	3,125
2010	2,626
Thereafter	5,210
$18,563

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s generate income, resulting in Federal income tax liability for these entities.  Our TRS’s paid approximately $1.3 million and $0.4 million in federal, state and local taxes during the nine months ended September 30, 2006 and 2005.

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

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$118,689	$37,330	$171,481	$116,708
Deduct stock option expense-all awards	(670)	(416)	(2,117)	(1,164)
Add back stock option expense included in net income	416	155	1,367	384
Allocation of compensation expense to minority interest	31	23	104	66
Pro forma net income available to common stockholders	$118,466	$37,092	$170,835	$115,994
Basic earnings per common share-historical	$2.62	$0.89	$3.92	$2.80
Basic earnings per common share-pro forma	$2.62	$0.88	$3.91	$2.78
Diluted earnings per common share-historical	$2.53	$0.87	$3.78	$2.72
Diluted earnings per common share-pro forma	$2.52	$0.86	$3.76	$2.70

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than one tenant at 1515 Broadway that contributes approximately 8.3% of our annualized rent, no other tenant in the portfolio contributes more than 4.1% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2006.  Approximately 14%, 10% and 11% of our annualized rent was attributable to 420 Lexington Avenue, 625 Madison Avenue and 220 East 42nd Street, respectively, for the quarter ended September 30, 2006.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the nine months ended September 30, 2006.

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

In April 2006, the FASB issued a FASB Staff Position, or FSP, which addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46. The variability that is considered in applying FIN 46 affects the determination of (a) whether the entity is a variable interest entity, or VIE, (b) which interests are variable interests in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability will affect any calculation of expected losses and expected residual returns, if such a calculation is necessary. We will be considering the factors discussed in this FSP when assessing our VIE’s in accordance with FIN 46.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48, but do not believe it will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial position or results of operations.

3.  Property Acquisitions

TIn January 2006, we, through a joint venture with Jeff Sutton, acquired the fee interests in three adjoining buildings at 25-27 and 29 West 34th Street for an aggregate purchase price of $30.0 million, excluding closing costs. The buildings comprise approximately 50,900 square feet. We own approximately 50% of the equity in the joint venture. We loaned approximately $13.3 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

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

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J.  The acquisition was funded with an $86.0 million interest-only mortgage, which was to mature in June 2007 and carried an interest rate of 215 basis points over the 30-day LIBOR.  This mortgage was acquired by Gramercy in March 2006.  In June 2006, the mortgage was repaid and replaced with a $190.0 million, ten-year interest-only mortgage with a fixed interest rate of 5.75%.  The property is net-leased to a single tenant until 2023.  In connection with the refinancing, the joint venture distributed out all the capital and preferred return to its majority partner.  This resulted in our interest increasing from 10% to 50%.  Simultaneous with this, Gramercy acquired a 49.75% interest from the other partners.  These interests are held as tenant-in-common interests.  This transaction valued the property at $236.0 million.  As we expect to sell our interest in the near term, we have classified this investment in assets and liabilities held for sale on the balance sheet.

On June 30, 2006, we completed the investment in the previously announced transaction involving 609 Fifth Avenue — a mixed-use property that includes New York City’s American Girl Store and approximately 100,000 square feet of Class A office space — in a transaction that valued the property at approximately $182.0 million. We issued approximately 64 million preferred units in SL Green Operating Partnership, L.P., valued at $1.00 per unit, to subsidiaries of 609 Partners, LLC, the partnership that indirectly holds the property, and acquired all of its common partnership interests. The property remains subject to a $102.0 million mortgage loan held by Morgan Stanley Mortgage Capital, Inc. The mortgage has a fixed annual interest rate of 5.85% and will mature in October 2013.

In September 2006, we, along with Jeff Sutton, were able to consolidate several partnership interests totaling 92.25% in the retail portion and one floor of office space at 717 Fifth Avenue. 717 Fifth Avenue has 47,000 square feet of rentable retail space, approximately 90% of which is currently occupied.  This transaction, which valued the property at $235.0 million, was financed with our investment of approximately $46.0 million and a $175.0 million loan from a third party at a blended rate of LIBOR plus 160 basis points.  We also have an option to acquire up to 33% of the ownership interests in the property.  We are consolidating our investment in 717 Fifth due to our significant economic interest resulting from the financing we provided.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2006 and 2005 as though the acquisitions of 28 West 44th (February 2005) and 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue and the July 2006 common stock offering were completed on January 1, 2005.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through September 30, 2006.  The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2006	2005
Pro forma revenues	$403,779	$340,490
Pro forma net income	$168,022	$108,934
Pro forma earnings per common share-basic	$3.68	$2.47
Pro forma earnings per common share and common share equivalents-diluted	$3.46	$2.36
Pro forma common shares-basic	45,607	44,174
Pro forma common share and common share equivalents-diluted	49,541	47,926

4.  Property Dispositions and Assets Held for Sale

In July 2006, we sold the fee interests in 286 Madison Avenue and 290 Madison Avenue for approximately $63.0 million, excluding closing costs.  The properties are approximately 149,000 square feet.  We recognized a gain on sale of approximately $34.3 million.

In August 2006, we sold the leasehold interest in 1140 Avenue of the Americas for approximately $97.5 million, excluding closing costs.  The property is approximately 191,000 square feet.  We recognized a gain on sale of approximately $65.0 million.

At September 30, 2006, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 1414 Avenue of the Americas, which was sold in April 2005 and 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, and 55 Corporate Drive, which was considered as held for sale at September 30, 2006.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2006 and 2005 (in thousands).

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental revenue	$1,867	$3,142	$8,497	$10,748
Escalation and reimbursement revenues	641	884	1,942	2,299
Other income	343	2	385	50
Total revenues	2,851	4,028	10,824	13,097
Operating expense	683	1,238	3,294	4,034
Real estate taxes	420	648	1,834	2,212
Ground rent	75	87	249	261
Interest	—	—	—	188
Depreciation and amortization	—	555	719	1,599
Total expenses	1,178	2,528	6,096	8,294
Income from discontinued operations	1,673	1,500	4,728	4,803
Gain on disposition of discontinued operations	99,268	—	99,268	35,900
Minority interest in operating partnership	(4,715)	(85)	(5,089)	(2,317)
Income from discontinued operations, net of minority interest	$96,226	$1,415	$98,907	$38,386

5.  Structured Finance Investments

During the nine months ended September 30, 2006 and 2005, we originated approximately $143.2 million and $147.9 million in structured finance and preferred equity investments (net of discount), respectively.  There were approximately $195.7 and $97.9 million in repayments and participations during those periods, respectively.  At September 30, 2006 and December 31, 2005 all loans were performing in accordance with the terms of the loan agreements.

As of September 30, 2006 and December 31, 2005, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 9.52% (in thousands):

Loan Type	Gross Investment	Senior Financing	2006 Principal Outstanding	2005 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	29,750	225,000	30,973	30,249	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan	60,000	205,000	57,973	—	February 2016
Mezzanine Loan	25,000	200,000	25,000	—	May 2016
Mezzanine Loan (1) (3) (4)	—	—	—	13,927	—
Mezzanine Loan	—	—	—	20,000	—
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (3)	4,000	44,000	3,918	3,939	August 2010
Junior Participation (1)(5)	—	—	—	5,336	June 2014
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation (1)	12,000	73,000	12,000	—	June 2007
Junior Participation (4)	—	—	—	36,000	—
Junior Participation (4)	—	—	—	25,000	—
	$232,250	$1,407,500	$231,364	$235,951

(1)        This is a fixed rate loan.

(2)        The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)        This is an amortizing loan.

(4)        This investment was repaid during the second quarter of 2006.

(5)        This investment was redeemed in September 2006.

Preferred Equity Investments

As of September 30, 2006 and December 31, 2005, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 10.17% (in thousands):

Type	Gross Investment	Senior Financing	2006 Amount Outstanding	2005 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (2)	$75,000	$69,724	$3,694	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (3)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (1)	7,000	—	7,000	—	June 2009
Preferred equity (4)	32,500	385,000	32,500	—	July 2007
Preferred equity (5)	—	—	—	10,000	—
Preferred equity (1) (2) (5)	—	—	—	6,125	—
	$187,500	$3,103,724	$116,194	$164,125

(1)        This is a fixed rate investment.

(2)        Gramercy owned an interest in the first mortgage of the underlying property.

(3)        Gramercy holds a mezzanine loan on this asset.

(3)        Gramercy holds a mezzanine loan on this asset.

(4)        Gramercy holds a preferred equity investment in this asset.

(5)        This investment was repaid during the second quarter of 2006.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, the Witkoff Group, or Witkoff, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier — Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential, Ian Schrager, or Schrager, RFR Holding LLC, or RFR, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty Corporation, or Mack-Cali, Jeff Sutton, and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of September 30, 2006 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
485 Lexington Avenue (3)	CIF and Witkoff	30.00%	50.00%	921	07/04	225,000
One Park Avenue (4)	SEB	16.67%	16.67%	913	05/01	318,500
1250 Broadway (5)	SITQ	55.00%	66.18%	670	08/99	121,500
1515 Broadway (6)	SITQ	55.00%	68.45%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
One Madison Avenue — South Building	Gramercy	55.00%	55.00%	1,176	04/05	803,000
One Madison Avenue — Clock Tower (7)	Schrager/RFR /Credit Suisse	30.00%	30.00%	220	04/05	116,000
379 West Broadway	Jeff Sutton	45.00%	45.00%	62	12/05	19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	127,500

(1)        Acquisition price represents the actual or implied purchase price for the joint venture.

(2)        We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 14.4% of property’s annualized rent at September 30, 2006.  We do not manage this joint venture.

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

(5)        As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(6)        Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases end between 2008 and 2015, represents approximately 85.6% of this joint venture’s annualized rent at September 30, 2006.

(7)        In March 2006, we, along with Credit Suisse, sold a 40.0% interest in the joint venture to Schrager and RFR.  They will perform the redevelopment and residential conversion of the Clock Tower.  The arrangement provides Schrager and RFR with the ability to increase their ownership interest if certain incentive return thresholds are achieved.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2006 and December 31, 2005, respectively, are as follows (in thousands):

property	Maturity Date	Interest Rate (1)	2006	2005

1221 Avenue of the Americas (2)	12/2010	5.78%	$170,000	$170,000
485 Lexington Avenue (3)	01/2009	6.70%	$335,702	$188,347
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway (4)	08/2007	6.56%	$115,000	$115,000
1515 Broadway (5)	11/2007	6.24%	$625,000	$625,000
100 Park Avenue (6)	11/2015	6.52%	$175,000	$135,998
One Madison Avenue — South Building	05/2020	5.91%	$685,150	$687,984
379 West Broadway	12/2007	7.59%	$12,838	$12,837
One Madison Avenue — Clock Tower (7)	11/2007	6.99%	$127,323	—
Mack-Green joint venture (8)	08/2014	7.86%	$102,550	—

(1)        Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2006.

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

(4)        The interest only loan carries an interest rate of 120 basis points over the 30-day LIBOR. The loan is subject to three one-year as-of-right renewal extensions.  The joint venture extended this loan for one year.

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

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas and Mack-Green. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.7 million, $6.9 million, $2.5 million and $8.9 million from these services for the three and nine months ended September 30, 2006 and 2005, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy qualified as a REIT under the Code commencing with its taxable year ended December 31, 2004 and expects to qualify for its current fiscal year.  In July 2004, Gramercy completed its initial public offering.  As part of the offering we purchased 25% of Gramercy’s common stock, for a total investment of approximately $46.9 million.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing our total investment to approximately $68.9 million.  In September 2005, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million.  In May 2006, we purchased an additional 750,000 shares of common stock of Gramercy, increasing our total investment to approximately $113.7 million.  We currently hold 6,418,333 shares of Gramercy’s common stock.  The market value of our investment in Gramercy was approximately $161.8 million at September 30, 2006.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provides for an initial term through December 2007, with automatic one-year extension options and is subject to certain termination rights.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement).  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation.  The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager.  For the three and nine months ended September 30, 2006 and 2005, we received an aggregate of approximately $2.7 million, $7.4 million, $1.7 million and $4.2 million, respectively, in fees under the management agreement and $0.8 million, $1.8 million, none and none under the collateral management agreement.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager and other holders of Class B limited partner interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $1.8 million, $4.6 million, $1.0 million and $1.0 million under this agreement for the three and nine months ended September 30, 2006 and 2005, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy.  We recorded compensation expense of $0.5 million, $1.2 million, none and none, respectively, for the three and nine months ended September 30, 2006 and 2005, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.29 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2006 and 2005, the Manager received an aggregate of approximately $1.0 million, $2.6 million, $0.6 million and $1.6 million, respectively, under the outsourcing and asset servicing agreements.

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

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at September 30, 2006 and December 31, 2005, are as follows (in thousands):

	September 30, 2006	December 31, 2005
Assets
Commercial real estate property, net	$3,522,412	$3,327,691
Structured finance investments	2,064,058	1,205,745
Other assets	653,459	424,468
Total assets	$6,239,929	$4,957,904

Liabilities and members’ equity
Mortgages payable	$2,681,586	$2,257,667
Other loans	1,922,989	1,068,866
Other liabilities	151,617	120,959
Members’ equity	1,483,737	1,510,412
Total liabilities and members’ equity	$6,239,929	$4,957,904
Company’s net investment in unconsolidated joint ventures	$549,040	$543,189

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total revenues	$169,007	$141,106	$467,551	$360,933
Operating expenses	36,269	30,452	102,065	79,501
Real estate taxes	17,706	15,983	52,727	47,814
Interest	63,043	39,940	168,169	87,302
Depreciation and amortization	21,680	19,942	57,572	52,319
Total expenses	138,698	106,317	380,533	266,936
Net income before gain on sale	$30,309	$34,789	$87,018	$93,997
Company’s equity in net income of unconsolidated joint ventures	$9,679	$13,250	$30,244	$38,643

7.  Investment in and Advances to Affiliates

Service Corporation

In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts from third parties and joint venture properties, all of the management operations are conducted through the Service Corporation.  We, through our Operating Partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Through dividends on its equity interest, our Operating Partnership receives substantially all of the cash flow from the Service Corporation’s operations.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by one of our affiliates.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  The Service Corporation is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  Therefore, effective July 1, 2003, we consolidated the operations of the Service Corporation.  For the three and nine months ended September 30, 2006 and 2005, the Service Corporation earned approximately $2.4 million, $6.1 million, $2.4 million and $8.5 million of revenue and incurred approximately $1.9 million, $5.4 million, $2.1 million and $6.1 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be taxed as a TRS.

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

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  ENYC entered into a 10-year lease with our Operating Partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan.  ENYC entered into another 10-year lease with our Operating Partnership for its 21,500 square foot premises at 28 West 44th Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment as of September 30, 2006 and December 31, 2005 was approximately $3.2 million and $3.9 million, respectively.

8.  Deferred Costs

Deferred costs at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
Deferred financing	$32,758	$40,118
Deferred leasing	83,147	78,086
	115,905	118,204
Less accumulated amortization	(41,682)	(38,776)
	$74,223	$79,428

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2006 and December 31, 2005, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate	2006	2005
70 West 36th Street (1)	5/2009	7.87%	$11,255	$11,414
711 Third Avenue (1)	6/2015	4.99%	120,000	120,000
420 Lexington Avenue (1)	11/2010	8.44%	115,777	117,466
673 First Avenue (1)	2/2013	5.67%	33,986	34,474
125 Broad Street (2)	10/2007	8.29%	74,196	74,787
220 East 42nd Street (1)	12/2013	5.23%	210,000	210,000
625 Madison Avenue (1)	11/2015	6.27%	102,000	102,000
609 Fifth Avenue (1)	10/2013	5.85%	102,000	—
609 Partners, LLC	7/2014	5.00%	63,891	—
Total fixed rate debt			833,105	670,141
One Madison Avenue — Clock Tower (3)	—	—	—	113,546
521 Fifth Avenue (1)	4/2011	6.35%	140,000	—
1551/1555 Broadway and 21 West 34th Street (4)	8/2008	7.36%	96,763	91,532
141 Fifth Avenue (4)	9/2007	7.59%	10,457	10,033
717 Fifth Avenue (5)	9/2008	6.93%	175,000	—
Total floating rate debt			422,220	215,111
Total mortgage notes payable			$1,255,325	$885,252

(1)        Held in bankruptcy remote special purpose entity.

(2)        This mortgage has an initial maturity date of October 2007 and a contractual maturity date of October 2030.

(3)        This mortgage was assumed by the joint venture.  See Note 6.

(4)        We own a 50% interest in the joint venture that is the borrower on these loans.  These loans are non-recourse to us.  See Note 6.

(5)        See Note 3 for a description of our ownership interest in this property.

At September 30, 2006 and December 31, 2005 the gross book value of the properties collateralizing the mortgage notes was approximately $1.8 billion and $1.2 billion, respectively.

For the three and nine months ended September 30, 2006 and 2005, we incurred approximately $25.9 million, $69.6 million, $22.5 million and $60.8 million of interest expense, respectively, excluding interest which was capitalized of approximately $3.8 million, $9.8 million, $2.7 million and $3.7 million, respectively.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans and trust preferred securities and our share of joint venture debt as of September 30, 2006, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2006	$1,408	$—	$—	$—	$1,408	$64,348
2007	10,688	83,798	—	—	94,486	393,558
2008	10,931	271,763	—	1,766	284,460	49,486
2009	11,544	10,628	—	327,648	349,820	107,284
2010	11,380	104,691	—	195,586	311,657	83,558
Thereafter	33,289	705,205	—	100,000	838,494	483,162
	$79,240	$1,176,085	$—	$625,000	$1,880,325	$1,181,396

10.  Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  We have an option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no outstanding balance and carried a spread over LIBOR of 110 basis points at September 30, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $13.5 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.43% for the three months ended September 30, 2006.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of September 30, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The LIBOR rate was fixed for a blended all-in rate of 4.50%.  The effective all-in interest rate on the unsecured term loan was 5.07% for the three months ended September 30, 2006.

We have a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 125 basis points over the current LIBOR rate and matures in May 2010.  The effective all-in interest rate on this secured term loan was 5.78% for the three months ended September 30, 2006.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or Trust, which is a wholly-owned subsidiary of our Operating Partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010.  Our interest in the Trust is accounted for using the equity method and the assets and liabilities of that entity is not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated statements of income while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, is presented as a separate item in our consolidated balance sheets.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $3.4 million, $9.6 million, $3.0 million and $7.6 million for the three and nine months ended September 30, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue.  In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million.  In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.  Also in 2006, an entity in which we hold a preferred equity investment paid approximately $438,000 to Sonnenblick in connection with refinancing the property held by that entity and increasing the first mortgage to $90.0 million.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $54,000, $143,000, $55,000 and $164,000 for the three and nine months ended September 30, 2006 and 2005, respectively.

Amounts due from (to) related parties at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	2006	2005
17 Battery Condominium Association	$94	$93
Due from joint ventures	4,934	3,500
Officers and employees	1,436	1,527
Other	3,099	2,587
Related party receivables	$9,563	$7,707

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

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2006, 45,773,779 shares of common stock and no shares of excess stock were issued and outstanding.

In July 2006, we sold 2.5 million shares of our common stock for net proceeds, after deducting underwriting discounts, commissions and transaction expenses, of approximately $268.5 million.  Lehman Brothers acted as sole underwriter for this offering, and was also granted a 30-day option to purchase up to an additional 250,000 shares solely to cover over-allotments.  This option was not exercised. The proceeds from our offering were used to repay a portion of the amount outstanding under our 2005 unsecured revolving credit facility.  The balance of the proceeds will be used to fund acquisitions and for other working capital purposes.

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

During the nine months ended September 30, 2006 and 2005, approximately 98,000 and 232,000 shares were issued and approximately $9.2 million and $13.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 and $487,500 was recorded during each of the three and nine months ended September 30, 2006 and 2005, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million, $1.2 million, none and none of compensation expense during the three and nine months ended September 30, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million of compensation expense during the three and nine months ended September 30, 2006 in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2006, 4,575 phantom stock units were earned.  As of September 30, 2006, there were approximately 9,940 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At September 30, 2006, approximately 0.9 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At September 30, 2006, approximately 1.2 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 1.5 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2006 and December 31, 2005 and changes during the periods then ended are presented below:

	2006		2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,731,258	$41.25	2,169,762	$29.39
Granted	300,500	$93.60	466,203	$65.22
Exercised	(415,116)	$32.31	(888,374)	$27.34
Lapsed or cancelled	(44,666)	$40.58	(16,333)	$38.87
Balance at end of period	1,571,976	$53.57	1,731,258	$41.25

Options exercisable at end of period	400,974	$64.79	599,828	$50.57
Weighted average fair value of options granted during the period	$4,959,000		$3,538,000

All options were granted within a price range of $18.44 to $98.83.  The remaining weighted average contractual life of the options was 7.5 years.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, is computed as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$118,689	$37,330	$171,481	$116,708
Effect of Dilutive Securities:
Redemption of units to common shares	6,037	2,227	8,823	7,045
Stock options	—	—	—	—
Diluted Earnings:
Income available to common stockholders	$124,726	$39,557	$180,304	$123,753

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	45,277	41,923	43,784	41,674
Effect of Dilutive Securities:
Redemption of units to common shares	2,218	2,504	2,253	2,516
Stock-based compensation plans	1,720	1,247	1,681	1,236
Diluted Shares	49,215	45,674	47,718	45,426

13.  Minority Interest

The unit holders represent the minority interest ownership in our Operating Partnership.  As of September 30, 2006 and December 31, 2005, the minority interest unit holders owned 4.6% (2,218,525 units) and 5.4% (2,426,786 units) of the Operating Partnership, respectively.  At September 30, 2006, 2,218,525 shares of our common stock were reserved for the conversion of units of limited partnership interest in our Operating Partnership.

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

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2006.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	4.330%	9/2006	6/2008	$728
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	1,231
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	517
Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	651
Interest Rate Swap	$125,000	4.352%	9/2006	8/2009	1,940
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	239
Interest Rate Swap	—	4.364%	1/2007	5/2010	956
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	—
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	61
Interest Rate Cap	$175,000	6.000%	9/2006	9/2007	12
Interest Rate Swap	$150,000	5.125%	1/2007	1/2017	280

On September 30, 2006, the derivative instruments were reported as an asset at their fair value of approximately $6.6 million.  This is included in Other Assets on the consolidated balance sheet at September 30, 2006.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $13.1 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.  The settlement of hedges during the second quarter of 2006 resulted in approximately $5.6 million of hedge gains, of which approximately $3.4 million related to the 55 Corporate Drive transaction, being recorded in investment income and other income.

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

17.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning office and retail properties in Manhattan and have two reportable segments, real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

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

Selected results of operations for the three and nine months ended September 30, 2006 and 2005, and selected asset information as of September 30, 2006 and December 31, 2005, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2006	$122,641	$15,714	$138,355
September 30, 2005	104,946	10,652	115,598
Nine months ended:
September 30, 2006	345,967	46,499	392,466
September 30, 2005	280,330	33,723	314,053

Income from continuing operations before minority interest:
Three months ended:
September 30, 2006	$20,077	$10,068	$30,145
September 30, 2005	25,862	5,652	31,514
Nine months ended:
September 30, 2006	66,341	28,231	94,572
September 30, 2005	65,911	20,746	86,657

Total assets
As of:
September 30, 2006	$3,879,248	$347,558	$4,226,806
December 31, 2005	2,909,701	400,076	3,309,777

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $13.8 million, $40.1 million, $13.4 million and $32.2 million for the three and nine months ended September 30, 2006 and 2005, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005

Income from continuing operations before minority interest	$30,145	$31,514	$94,572	$86,657
Gain on sale of unconsolidated joint venture	—	11,550	—	11,550
Minority interest in operating partnership attributable to continuing operations	(1,321)	(2,142)	(3,733)	(4,727)
Minority interest in other partnerships	(1,392)	(38)	(3,359)	(252)
Net income from continuing operations	27,432	40,884	87,480	93,228
Income/ gains from discontinued operations, net of minority interest	96,226	1,415	98,907	38,386
Net income	123,658	42,299	186,387	131,614
Preferred stock dividends	(4,969)	(4,969)	(14,906)	(14,906)
Net income available to common stockholders	$118,689	$37,330	$171,481	$116,708

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2006 and 2005 is presented below (in thousands):

	Nine months Ended September 30,
	2006	2005
Issuance of common stock as deferred compensation	$7,272	$7,780
Redemption of units and dividend reinvestments	15,568	14,563
Derivative instruments at fair value	(1,365)	6,103
Tenant improvements and capital expenditures payable	637	(6,372)
Assumption of joint venture interest	—	9,952
Exchange of joint venture interest for structured finance investment	—	6,175
Real estate investments consolidated under FIN 46	—	3,284
Transfer of real estate to joint venture	132,980	—
Assignment of mortgage to joint venture	120,859	—
Assignment of minority interest to joint venture	5,750	—
Issuance of preferred units	63,891	—
Assumption of mortgage loan	102,000	—
Assumption of other liabilities	3,725	—
Minority interest investment in consolidated joint venture	19,163	—

19.  Subsequent Events

On August 3, 2006, SL Green Realty Corp. (the “Company”) entered into a definitive merger agreement (the “Merger Agreement”) with Reckson Associates Realty Corp. (“Reckson”). Under the terms of the Merger Agreement, Reckson will merge with and into a subsidiary of the Company (the “Merger”), with such subsidiary continuing after the Merger as the surviving entity. At the effective time of the Merger, each of the issued and outstanding shares of common stock of Reckson will be converted into the right to receive $31.68 in cash, an amount in cash equal to an adjusted prorated dividend and 0.10387 of a share of Company common stock (the “Merger Consideration”). Reckson currently has approximately 83.5 million shares outstanding. The Company will also assume approximately $2.0 billion of Reckson’s outstanding debt.

On October 13, 2006, the Company, New Venture MRE LLC (the “Asset Purchasing Venture”), Scott H. Rechler, Michael Maturo, Jason M. Barnett and RA Core Plus LLC amended the letter agreement dated August 3, 2006 and subsequently amended on September 15, 2006, (collectively, the “Letter Agreement”) to make certain clarifying changes.  Simultaneously with the entering into of the Letter Agreement, the Company entered into four asset purchase agreements with the Asset Purchasing Venture and one asset purchase agreement with RA Core Plus LLC (the “Asset Purchase Agreements” and, together with the Letter Agreement, the “Sale Agreement”) pursuant to which the Company has agreed to direct Reckson or a subsidiary thereof to sell to the Asset Purchasing Venture or RA Core Plus LLC or their respective designees, and one or more affiliates of the Asset Purchasing Venture or RA Core Plus LLC have agreed to purchase each of the following assets: (1) certain real property assets and/or entities owning such real property assets, in either case, of Reckson and 100% of certain loans secured by real property, all of which are located in Long Island, New York, for a purchase price of approximately $923,486,625, subject to adjustment; (2) certain real property assets and/or entities owning such real property assets, in either case, of Reckson located in White Plains and Harrison, New York; for a purchase price of $283,000,000, subject to adjustment, (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of Reckson located in New Jersey, for a purchase price of approximately $661,300,000, subject to adjustment; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and Reckson’s and Reckson’s subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts, for a purchase price of $163,000,000, subject to adjustment; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP, and all of Reckson’s rights in and to certain loans made by Reckson to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50⁄50 joint venture with an affiliate of the Company for a purchase price to such joint venture of $65,000,000; (6) a 50% participation interest in certain loans made by a subsidiary of Reckson that are secured by four real property assets located in Long Island, New York for a purchase price of approximately $7,094,051.50; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York, for a purchase price of approximately $30 million, subject to adjustment. The aggregate purchase price (including the Company’s portion of the RSVP purchase price) for the above assets is approximately $2.1 billion, subject to adjustment. In addition to the purchase price, the Asset Purchasing Venture or RA Core Plus LLC, as applicable, is responsible for the related real estate transfer taxes and debt assumption costs for the assets being purchased. The Company has received from the Asset Purchasing Venture a deposit in the amount of $84,000,000. The Company will be entitled to retain all or a portion of such deposit as liquidated damages in the event of certain defaults under the agreements.

In the event the Merger Agreement and the Sale Agreement are terminated and the Company receives from Reckson the break-up fee pursuant to the Merger Agreement, the Company has agreed to pay to the Asset Purchasing Venture an amount equal to its actual out-of-pocket expenses incurred in connection with the transactions contemplated by the Sale Agreement, but in no event more than the lesser of (i) $8,000,000 and (ii) 7.2% of the actual break-up fee received by the Company under the Merger Agreement. In the event the Merger Agreement and the Sale Agreement are terminated and the Company receives certain break-up expenses pursuant to the Merger Agreement, the Company has agreed to pay to the Asset Purchasing Venture an amount equal to its actual out-of-pocket expenses incurred in connection with the transactions contemplated by the Sale Agreement, but in no event more than $1,000,000; provided, that if the Company receives break-up expenses from Reckson in an amount less than $13,000,000, the maximum amount payable to Asset Purchasing Venture will be reduced in proportion to the amount by which the actual amount received by the Company is less than $13,000,000.

The transactions contemplated by the Sale Agreement are expected to close on the same day as the closing of the Merger and are conditioned upon the occurrence of the Merger and certain other customary closing conditions.

An affiliate of the Company agreed to make the following loans in connection with the transactions contemplated by the Sale Agreement:

RSVP Loan. An affiliate of the Company will make a loan in the amount of $15,000,000 to a single purpose entity 100% owned and controlled by the Asset Purchasing Venture. The loan will bear interest at a rate of 9.00%. The loan will have a term of 36 months and be payable in full at maturity.  The loan may not be prepaid in whole or in part during the first 12 months of the term and may be prepaid thereafter with no prepayment premium. The loan will be secured by 100% of the borrower’s equity interest in RSVP-related assets, inclusive of any loans owned by Reckson and its affiliates. The loan will be on customary non-recourse terms, except that certain indirect equity owners of the Asset Purchasing Venture will jointly and severally guarantee the loan for certain ‘‘bad acts’’ and other standard non-recourse carve-outs.

RNYPT Loan- An affiliate of the Company will make a bridge loan in the amount of up to approximately $47,250,000. The loan will have a term of 18 months and will be payable in full at maturity, provided that the borrower may extend the loan for an additional 6 months, subject to an increase in the interest rate to 10%. The loan may be prepaid in whole or in part at any time. If the asset value of the RNYPT assets declines, the borrower must pay down the loan in an amount based upon an agreed-upon formula. The loan will be secured by the borrower’s 25% equity interest in the RNYPT assets and 100% of the equity interests in Reckson Australia Management Limited and any other entities of the sponsors that provide property and asset management services to the Australia portfolio. The loan will be on customary non-recourse terms, except that Messrs. Rechler, Maturo and Barnett will jointly and severally guarantee the loan for certain ‘‘bad acts’’ and other standard nonrecourse carve-outs.

Eastridge Portfolio Loan- An affiliate of the Company will make a first mortgage loan in the amount of between $175,000,000 and $200,000,000, to one or more special purpose entities controlled by the Asset Purchasing Venture. In addition, the lender will provide future funding of 100% of all future capital requirements, including tenant leasing costs, not to exceed $30,000,000. The loan will bear interest at a rate equal to 30-day LIBOR plus 125 basis points. The loan will have a term of 5 years and be payable in full at maturity. The loan may be prepaid in whole or in part at any time with no prepayment premium. In addition, the borrowers are obligated to repay a portion of the loan upon the sale of individual properties, subject to payment of the release price for the relevant property and satisfaction of certain debt service coverage requirements. The loan will be secured by a first mortgage encumbering 13 of the properties comprising the Eastridge portfolio and certain other collateral. The loan will be on customary non-recourse terms, except that Messrs. Rechler, Maturo and Barnett and any institutional partners or affiliates having an interest in the properties that are acceptable to the lender will jointly and severally guarantee the loan for certain ‘‘bad acts’’ and other standard non-recourse carve outs.

Since August 4, 2006, six purported class action lawsuits have been filed by Reckson Associates Realty Corp., or Reckson, stockholders in Maryland state and New York state courts, seeking to enjoin the merger and acquisition by the Asset Purchasing Venture, of certain assets of Reckson.   The lawsuits also seek damages, attorneys’ fees and costs.  The plaintiffs in these lawsuits allege (1) the Asset Purchasing Venture obtained SL Green’s agreement to sell Reckson assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Reckson board’s approval of allegedly inadequate merger consideration, (2) claims of breach of fiduciary duty against Reckson and its directors, and, one of the cases claims aided and abetted a breach of fiduciary duty and (3) that Reckson and its directors breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006 (the “preliminary proxy”) by failing to disclose adequate information concerning, among other things, the auction process that led to the proposed merger, the reasons why the Reckson directors believe the proposed merger is more favorable than other strategic alternatives for Reckson, the termination fee, the acquisition by the Asset Purchasing Venture of certain assets of Reckson, the assumptions employed by Goldman, Sachs & Co. (“Goldman Sachs”) and Greenhill & Co., LLC in rendering their respective fairness opinions, the terms of the retention agreement with Goldman Sachs, and Goldman Sachs’ prior relationships with Reckson and SL Green.

An amended complaint was later filed in one of the actions naming Jason Barnett, Marathon Asset Management LLC (“Marathon”) and the Asset Purchasing Venture as additional defendants and asserts (1) claims for breach of fiduciary duty against Mr. Barnett, and claims of aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture and (2) that Reckson, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy by failing to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of Reckson, the value of Reckson’s Long Island assets, the expected future value of SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors.

While these cases are in their early stages, Reckson and SL Green believe that the cases are without merit and intend to contest them vigorously.

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

As of September 30, 2006, our wholly-owned properties consisted of 20 commercial properties encompassing approximately 9.6 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of September 30, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 97.0%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own seven commercial properties in Manhattan, encompassing approximately 8.8 million rentable square feet, and which had a weighted average occupancy of 95.2% as of September 30, 2006.  We also own interests in eight retail and development properties, which encompass approximately 516,000 rentable square feet.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy.

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

Results of Operations

Comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005

The following comparison for the three months ended September 30, 2006, or 2006, to the three months ended September 30, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at September 30, 2006 and total 16 of our 20 wholly-owned properties, representing approximately 86.1% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June) and 717 Fifth Avenue (September), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$93.2	$72.6	$20.6	28.4%
Escalation and reimbursement revenue	19.9	15.5	4.4	28.4
Total	$113.1	$88.1	$25.0	28.4%

Same-Store Properties	$93.4	$81.5	$11.9	14.6%
Acquisitions	18.6	6.5	12.1	186.2
Other	1.1	0.1	1.0	1,000.0
Total	$113.1	$88.1	$25.0	28.4%

Occupancy in the Same-Store Properties increased slightly from 96.0% at December 31, 2005 and 94.9% at September 30, 2005 to 97.0% at September 30, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2006 compared to a partial period or not being included in 2005.

At September 30, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 26.3% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2006 and 2007.  Approximately 1.2% of the space leased at wholly-owned properties expires during the remainder of 2006.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.7 million) and the Acquisitions ($1.6 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.3 million), operating expense escalations ($1.6 million) and real estate tax escalations ($0.8 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$9.6	$13.3	$(3.7)	(27.8)%
Investment and preferred equity income	15.7	10.7	5.0	46.7
Other income	9.5	16.9	(7.4)	(43.8)
Total	$34.8	$40.9	$(6.1)	(14.9)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($3.0 million), 1221 Avenue of the Americas ($1.2 million) and the Mack-Green joint venture ($2.1 million).  This was partially offset by increased net income contributions from our investments in Gramercy ($1.5 million), 485 Lexington Avenue ($0.7 million), 100 Park Avenue ($0.8 million) and One Park Avenue ($0.4 million).  Occupancy at our joint venture properties decreased from 97.3% in 2005 to 95.2% in 2006 primarily due to the net-lease with Teachers Insurance and Annuity Association at 485 Lexington Avenue expiring.  At September 30, 2006, we estimated that current market rents at our joint venture properties were approximately 38.8% higher than then existing in-place fully escalated rents.  Approximately 0.9% of the space leased at our joint venture properties expires during the remainder of 2006.

The increase in investment and preferred equity income was primarily due to fee income received upon redemption of several investments during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $351.3 million and 10.32%, respectively, for 2006 compared to $398.4 million and 10.26%, respectively, for 2005.

The decrease in other income was primarily due to an incentive distribution earned in 2005 (approximately $10.8 million) which was partially offset by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $2.6 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expenses	$34.9	$27.2	$7.7	28.3%
Real estate taxes	19.1	14.6	4.5	30.8
Ground rent	4.8	4.8	—	—
Total	$58.8	$46.6	$12.2	26.2%

Same-Store Properties	$49.2	$41.3	$7.9	19.1%
Acquisitions	6.9	2.9	4.0	137.9
Other	2.7	2.4	0.3	12.5
Total	$58.8	$46.6	$12.2	26.2%

Same-Store Properties operating expenses, excluding real estate taxes ($2.7 million), increased approximately $5.2 million.  There were increases in repairs, maintenance and payroll expenses ($2.0 million), utilities ($1.8 million), insurance costs ($1.3 million) and other miscellaneous expenses ($0.1 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.7 million) due to higher assessed property values and the Acquisitions ($1.8 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$25.9	$22.5	$3.4	15.1%
Depreciation and amortization expense	19.3	14.8	4.5	30.4
Marketing, general and administrative expense	13.8	13.4	0.4	3.0
Total	$59.0	$50.7	$8.3	16.4%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.5% for the quarter ended September 30, 2005 to 6.0% for the quarter ended September 30, 2006.  As a result of the new investment activity, the weighted average debt balance increased from $1.6 billion as of September 30, 2005 to $1.8 billion as of September 30, 2006.

Marketing, general and administrative expenses represented 10.0% of total revenues in 2006 compared to 11.6% in 2005.

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

The following comparison for the nine months ended September 30, 2006, or 2006, to the nine months ended September 30, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at September 30, 2006 and total 16 of our 20 wholly-owned properties, representing approximately 86.1% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June) and 717 Fifth Avenue (September), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$263.9	$211.0	$52.9	25.1%
Escalation and reimbursement revenue	51.2	39.6	11.6	29.3
Total	$315.1	$250.6	$64.5	25.7%

Same-Store Properties	$271.5	$238.6	$32.9	13.8%
Acquisitions	40.7	12.0	28.7	239.2
Other	2.9	—-	2.9	2,900.0
Total	$315.1	$250.6	$64.5	25.7%

Occupancy in the Same-Store Properties increased slightly from 96.0% at December 31, 2005 and 94.9% at September 30, 2005 to 97.0% at September 30, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2006 compared to a partial period or not being included in 2005.

At September 30, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 26.3% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2006 and 2007.  Approximately 1.2% of the space leased at wholly-owned properties expires during the remainder of 2006.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($7.5 million) and the Acquisitions ($3.9 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($1.0 million), operating expense escalations ($4.5 million) and real estate tax escalations ($2.0 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$30.2	$38.6	$(8.4)	(21.8)%
Investment and preferred equity income	46.5	33.7	12.8	38.0
Other income	30.9	29.8	1.1	3.7
Total	$107.6	$102.1	$5.5	5.4%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($8.8 million), 1250 Broadway ($1.0 million), 180 Madison Avenue ($0.7 million) and One Madison Avenue-South Building ($0.3 million).  This was partially offset by increased net income contributions from our investments in Gramercy ($4.3 million), 100 Park Avenue ($0.5 million) and One Park Avenue ($0.4 million).  Occupancy at our joint venture properties decreased from 97.3% in 2005 to 95.2% in 2006 primarily due to the net-lease with Teachers Insurance and Annuity Association at 485 Lexington Avenue expiring.  At September 30, 2006, we estimated that current market rents at our joint venture properties were approximately 38.8% higher than then existing in-place fully escalated rents.  Approximately 0.9% of the space leased at our joint venture properties expires during the remainder of 2006.

The increase in investment and preferred equity income was primarily due to a higher weighted average balance invested as well as higher LIBOR rates.  The weighted average investment balance outstanding and weighted average yield were $404.3 million and 10.4%, respectively, for 2006 compared to $391.9 million and 10.4%, respectively, for 2005.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $7.5 million), incentive distribution recognized in 2006 in connection with the liquidation of joint venture investments (approximately $1.0 million), an increase in lease buy-out income at the Same-Store properties (approximately $1.5 million) and fee, promote and other income resulting from the recapitalization and resolution of our investments with the Gale Companies (approximately $3.4 million) which was partially offset by an incentive distributions earned in 2005 (approximately $12.1 million) and reduced income from the Service Corporation ($2.4 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expense	$93.7	$72.5	$21.2	29.2%
Real estate taxes	56.6	43.6	13.0	29.8
Ground rent	14.7	14.1	0.6	4.3
Total	$165.0	$130.2	$34.8	26.7%

Same-Store Properties	$140.5	$117.7	$22.8	19.4%
Acquisitions	15.6	5.2	10.4	200.0
Other	8.9	7.3	1.6	21.9
Total	$165.0	$130.2	$34.8	26.7%

Same-Store Properties operating expenses, excluding real estate taxes ($8.6 million), increased approximately $14.2 million.  There were increases in repairs, maintenance and payroll expenses ($6.0 million), utilities ($3.4 million), insurance costs ($3.9 million), ground rent expense ($0.3 million) and other miscellaneous expenses ($0.6 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($8.6 million) due to higher assessed property values and the Acquisitions ($4.4 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$69.6	$60.8	$8.8	14.5%
Depreciation and amortization expense	53.5	42.8	10.7	25.0
Marketing, general and administrative expense	40.1	32.3	7.8	24.1
Total	$163.2	$135.9	$27.3	20.1%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.52% for the nine months ended September 30, 2005 to 5.84% for the nine months ended September 30, 2006.  As a result of the new investment activity, the weighted average debt balance increased from $1.4 billion as of September 30, 2005 to $1.8 billion as of September 30, 2006.

Marketing, general and administrative expenses represented 10.2% of total revenues in 2006 compared to 10.3% in 2005.  The increase is primarily due to increased compensation costs at Gramercy.

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

Cash and cash equivalents were $176.4 million and $24.1 million at September 30, 2006 and December 31, 2005, respectively, representing an increase of $152.3 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2006	2005	Increase (Decrease)

Net cash provided by operating activities	$142,311	$118,995	$23,316
Net cash used in investing activities	$(504,817)	$(544,644)	$(39,827)
Net cash provided by financing activities	$514,846	$404,047	$110,799

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. Our portfolio is currently 96.1% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(466,762)
Capital expenditures and capitalized interest	(38,405)
Escrow cash-capital improvements/acquisition deposits	(169,556)
Joint venture investments	(55,482)
Distributions from joint ventures	39,102
Proceeds from sales of real estate	161,036
Structured finance and other investments	25,250

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans or construction loans. During the nine months ended September 30, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$818,613
Repayments under our debt obligations	(525,572)
Net proceeds from sale of common stock	268,496
Other financing activities	40,997
Dividends and distributions paid	(87,688)

Capitalization

As of September 30, 2006, we had 45,773,779 shares of common stock, 2,218,525 units of limited partnership interest in our Operating Partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

During the nine months ended September 30, 2006 and 2005, approximately 98,000 and 232,000 shares were issued and approximately $9.2 million and $13.7 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $162,500 and $487,500 was recorded during each of the three and nine months ended September 30, 2006 and 2005, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million, $1.2 million, none and none of compensation expense during the three and nine months ended September 30, 2006 and 2005, respectively in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.4 million of compensation expense during the three and nine months ended September 30, 2006 in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2006, approximately 4,575 phantom stock units were earned.  As of September 30, 2006, there were approximately 9,940 phantom stock units outstanding.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan; however, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  At September 30, 2006, approximately 1.2 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 1.5 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At September 30, 2006, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loans and trust preferred securities (including our share of joint venture debt of approximately $1.2 billion) represented 36.0% of our combined market capitalization of approximately $8.8 billion (based on a common stock price of $111.70 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2006).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, term loans and trust preferred securities outstanding at September 30, 2006 and December 31, 2005, respectively (dollars in thousands).

Debt Summary:	September 30, 2006	December 31, 2005
Balance
Fixed rate	$933,105	$770,141
Variable rate — hedged	485,000	485,000
Total fixed rate	1,418,105	1,255,141
Variable rate	450,220	196,111
Variable rate—supporting variable rate assets	12,000	91,000
Total variable rate	462,220	287,111
Total	$1,880,325	$1,542,252

Percent of Total Debt:
Total fixed rate	75.4%	81.4%
Variable rate	24.6%	18.6%
Total	100.0%	100.00%

Effective Interest Rate for the Quarter:
Fixed rate	5.80%	5.63%
Variable rate	6.83%	5.07%
Effective interest rate	6.00%	5.54%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.32% and 3.86% at September 30, 2006 and 2005, respectively).  Our consolidated debt at September 30, 2006 had a weighted average term to maturity of approximately 4.9 years.

Certain of our structured finance investments, totaling $12.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2006.

Mortgage Financing

As of September 30, 2006, our total mortgage debt (excluding our share of joint venture debt of approximately $1.2 billion) consisted of approximately $0.8 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.25% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 6.85%.

Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  We have an option, subject to lender approval, to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million at any time prior to the maturity date in September 2008.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, currently 110 basis points, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no outstanding balance at September 30, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $13.5 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  As of September 30, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in annual weighted average interest rate on the unsecured term loan was 5.07% for three months ended September 30, 2006.  The term loan includes certain restrictions and covenants (see restrictive covenants below).

We also have a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  The loan matures in May 2010.  This term loan has a floating rate of 125 basis points over the current 30-day LIBOR rate.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  This loan carried an effective all-in weighted average interest rate of 5.78% for the three months ended September 30, 2006.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at September 30, 2006 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured term loan include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2006 and December 31, 2005, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2006 would increase our annual interest cost by approximately $4.4 million and would increase our share of joint venture annual interest cost by approximately $7.6 million, respectively.

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

Approximately $1.4 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2006 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2006, we will incur approximately $24.0 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $19.1 million.  Of those total capital expenditures, approximately $1.8 million for wholly-owned properties and $4.8 million for our share of capital expenditures at our joint venture properties are dedicated to redevelopment costs, including compliance with New York City local law 11.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.40 per share, we would pay approximately $110.0 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $3.4 million, $9.6 million, $3.0 million and $7.6 million for the three and nine months ended September 30, 2006 and 2005 respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $54,000, $143,000, $55,000 and $164,000 for the three and nine months ended September 30, 2006 and 2005, respectively.

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2005, we paid approximately $457,000 to Sonnenblick in connection with securing a $120.0 million first mortgage for the property located at 711 Third Avenue.  In 2005, our 1515 Broadway joint venture paid approximately $400,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $625.0 million.  In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.  Also in 2006, an entity in which we hold a preferred equity investment paid approximately $438,000 to Sonnenblick in connection with refinancing the property held by that entity and increasing the first mortgage to $90.0 million.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We maintain” comprehensive “all-risk” property and rental value coverage (including, the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location.   The property coverage has a blanket limit of $600.0 million per occurrence for all the properties in our portfolio with a sub-limit of $450.0 million for the peril of terrorism.  The primary property policy expires in July 2007 and the excess policies expired in October 2006. The new property policies will incorporate our newly formed Belmont Insurance Company, or Belmont, which we believe is the beginning of a program that we expect will stabilize, to some extent, the fluctuations of the insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us.  We expect that all of the property polices will renew or will be extended to December 2007.  The liability insurance policies that expired in October 2006 were renewed for one year.  We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance including terrorism and an interest in the “Bellemead” portfolio in Michigan with Gale Properties, New Jersey with Mack-Cali and Illinois with Transwestern, which maintain blanket policy limits of $120.0 million, $750.0 million and $750.0 million respectively, of “all-risk” property insurance including terrorism. We are the owner’s of One Madison Avenue which is under a triple net lease with the insurance provided by the tenant Credit Suisse Securities (USA) LLC. We monitor the coverage provided by Credit Suisse to make sure that our asset is adequately protected. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties in the event of a catastrophic event.   In addition, our policies do not automatically provide coverage for newly acquired properties. Those properties may be added to our portfolio or we may choose to have our partners add these properties to their portfolios if we deem the coverage to be competitive and with broad terms and conditions.

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

FFO for the three and nine months ended September 30, 2006 and 2005 are as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$118,689	$37,330	$171,481	$116,708
Add:
Depreciation and amortization	19,289	14,763	53,493	42,779
Minority interest	2,713	2,180	7,092	4,979
FFO from discontinued operations	1,674	2,054	5,447	6,403
FFO adjustment for unconsolidated joint ventures	9,648	8,549	25,241	22,282
Less:
Income from discontinued operations	1,595	1,415	4,497	4,530
Gain on sale of discontinued operations	94,631	—	94,410	33,856
Equity in net gain on sale of joint venture property	—	11,550	—	11,550
Depreciation on non-rental real estate assets	240	207	747	577
Funds from Operations - available to all stockholders	$55,547	$51,704	$163,100	$142,638
Cash flows provided by operating activities	$39,235	$43,720	$142,311	$118,995
Cash flows used in investing activities	$(254,716)	$(134,076)	$(504,817)	$(544,644)
Cash flows provided by financing activities	$377,741	$102,571	$514,846	$404,047

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                  OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

Since August 4, 2006, six purported class action lawsuits have been filed by Reckson Associates Realty Corp., or Reckson, stockholders in Maryland state and New York state courts, seeking to enjoin the merger and acquisition by the Asset Purchasing Venture, of certain assets of Reckson.   The lawsuits also seek damages, attorneys’ fees and costs.  The plaintiffs in these lawsuits allege (1) the Asset Purchasing Venture obtained SL Green’s agreement to sell Reckson assets on allegedly favorable terms to the Asset Purchasing Venture in exchange for the Reckson board’s approval of allegedly inadequate merger consideration, (2) claims of breach of fiduciary duty against Reckson and its directors, and, one of the cases claims aided and abetted a breach of fiduciary duty and (3) that Reckson and its directors breached a fiduciary duty of candor in connection with the preliminary proxy statement/prospectus filed on September 18, 2006 (the “preliminary proxy”) by failing to disclose adequate information concerning, among other things, the auction process that led to the proposed merger, the reasons why the Reckson directors believe the proposed merger is more favorable than other strategic alternatives for Reckson, the termination fee, the acquisition by the Asset Purchasing Venture of certain assets of Reckson, the assumptions employed by Goldman, Sachs & Co. (“Goldman Sachs”) and Greenhill & Co., LLC in rendering their respective fairness opinions, the terms of the retention agreement with Goldman Sachs, and Goldman Sachs’ prior relationships with Reckson and SL Green.

An amended complaint was later filed in one of the actions naming Jason Barnett, Marathon Asset Management LLC (“Marathon”) and the Asset Purchasing Venture as additional defendants and asserts (1) claims for breach of fiduciary duty against Mr. Barnett, and claims of aiding and abetting breach of fiduciary against Marathon and the Asset Purchasing Venture and (2) that Reckson, its directors, and Mr. Barnett breached a fiduciary duty of candor in connection with the preliminary proxy by failing to disclose adequate information concerning, among other things, the bidding process that led to the proposed merger and acquisition by the Asset Purchasing Venture of certain assets of Reckson, the value of Reckson’s Long Island assets, the expected future value of SL Green or the combined, post-merger entity and alleged material conflicts of interest allegedly suffered by certain parties and certain of their advisors.

While these cases are in their early stages, Reckson and SL Green believe that the cases are without merit and intend to contest them vigorously.

ITEM 1A.           RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the risks listed below.

The market price of SL Green common stock and SL Green’s earnings per share may decline as a result of the merger.

The market price of SL Green common stock may decline as a result of the merger if, among other things, SL Green does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on SL Green’s financial results is not consistent with the expectations of financial or industry analysts. In addition, the failure to achieve expected benefits and unanticipated costs relating to the merger could reduce SL Green’s future earnings per share.

The pending class action lawsuits may adversely affect SL Green’s and Reckson’s ability to consummate the merger.

Since August 4, 2006, six purported class action lawsuits have been filed by alleged Reckson stockholders in New York state and Maryland state courts, seeking to enjoin the proposed merger and the acquisition by the Asset Purchasing Venture of certain assets of Reckson. The plaintiffs assert claims of breach of fiduciary duty against Reckson and its directors, and, in the case of three lawsuits, claims of aiding and abetting breach of fiduciary duty by SL Green. While these cases are in their early stages, Reckson and SL Green believe that the cases are without merit and intend to contest them vigorously. However, any judgments in respect of these lawsuits adverse to Reckson and SL Green may adversely affect Reckson’s and SL Green’s ability to consummate the merger.

If SL Green is unable to successfully integrate the operations of Reckson, its business and earnings may be negatively affected and could impact SL Green’s ability to timely achieve cost savings associated with the merger.

The merger with Reckson will involve the integration of companies that have previously operated independently. Successful integration of the operations of Reckson will depend primarily on SL Green’s ability to consolidate operations, systems procedures, properties and personnel and to eliminate redundancies and costs. The merger will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of SL Green and Reckson. SL Green cannot assure you that it will be able to integrate Reckson’s operations without encountering difficulties, including, but not limited to, the loss of key employees, the disruption of its respective ongoing businesses or possible inconsistencies in standards, controls, procedures and policies. Estimated cost savings are projected to come from various areas that SL Green’s management has identified through the due diligence and integration planning process. If SL Green has difficulties with any of these integrations, it might not achieve the economic benefits it expects to result from the merger, and this may hurt its business and earnings. In addition, SL Green may experience greater than expected costs or difficulties relating to the integration of the business of Reckson and/or may not realize expected cost savings from the merger within the expected time frame, if at all.

SL Green would incur adverse tax consequences if Reckson failed to qualify as a REIT for United States federal income tax purposes.

SL Green has assumed that Reckson has qualified and will continue to qualify as a REIT for United States federal income tax purposes and that SL Green will be able to continue to qualify as a REIT following the merger. However, if Reckson has failed or fails to qualify as a REIT and the merger is completed, SL Green and Wyoming Acquisition Corp. generally would succeed to or incur significant tax liabilities (including the significant tax liability that would result from the deemed sale of assets by Reckson pursuant to the merger), and SL Green could possibly lose its REIT status should disqualifying activities continue after the acquisition.

REITs are subject to a range of complex organizational and operational requirements. As REITs, SL Green and Reckson must each distribute with respect to each year at least 90% of its REIT taxable income to its stockholders. Other restrictions apply to a REIT’s income and assets. For any taxable year that SL Green or Reckson fails to qualify as a REIT, it will not be allowed a deduction for dividends paid to its stockholders in computing taxable income and thus would become subject to United States federal income tax as if it were a regular taxable corporation. In such an event, it could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, SL Green or Reckson, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which it lost its qualification. If SL Green or Reckson failed to qualify as a REIT, the market price of SL Green’s common stock may decline and SL Green may need to reduce substantially the amount of distributions to its stockholders because of its increased tax liability.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                    OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

(a)	Exhibits:

2.1

Agreement and Plan of Merger, dated August 3, 2006, by and among SL Green Realty Corp., Wyoming Acquisition Corp., Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson Associates Realty Corp. and Reckson Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K, dated August 3, 2006, filed with the SEC on August 9, 2006.

2.2

Letter Agreement, dated August 3, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company’s Form S-4, dated September 18, 2006, filed with the SEC on September 18, 2006.

2.3

Letter Agreement, dated September 15, 2006 by and between SL Green Realty Corp and New Venture MRE LLC, incorporated by reference to the Company’s Form S-4, dated September 18, 2006, filed with the SEC on September 18, 2006.

10.1

Underwriting Agreement, dated July 14, 2006, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Lehman Brothers Inc., incorporated by reference to the Company’s Form 8-K, dated July 14, 2006, filed with the SEC on July 18, 2006.

10.2

Mortgage Loan Term Sheet, dated as of September 15, 2006, by and among SL Green Funding LLC and Scott Rechler, incorporated by reference to the Company’s Form S-4, dated September 18, 2006, filed with the SEC on September 18, 2006.

10.3

RSVP Loan Term Sheet, dated as of August 3, 2006, by and among SL Green Funding LLC, Scott Rechler and Marathon Asset Management, LLC, incorporated by reference to the Company’s Form S-4, dated September 18, 2006, filed with the SEC on September 18, 2006.

10.4

Australia Loan Term Sheet, dated as of August 2, 2006, by and among SL Green Funding LLC, Scott Rechler, Jason Barnett and Michael Maturo, incorporated by reference to the Company’s Form S-4, dated September 18, 2006, filed with the SEC on September 18, 2006.

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

Date:    November 9, 2006