Form 10-K
period 2006-12-31
SL GREEN REALTY CORP
filed 2007-02-28
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of February 22, 2007, there were 59,169,987 shares of the Registrant’s common stock outstanding.  The aggregate market value of the common stock, held by non-affiliates of the Registrant (42,270,674 shares) at June 30, 2006 was $4,627,370,683.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Stockholders’ Meeting, to be held on May 24, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

10.	Directors, Executive Officers and Corporate Governance of the Registrant

11.	Executive Compensation

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

13.	Certain Relationships and Related Transactions and Director Independence

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

As of December 31, 2006, our portfolio, which included interests in 28 properties aggregating 19.0 million square feet, consisted of 20 wholly-owned commercial office properties, or the wholly-owned properties, and eight partially-owned commercial office properties encompassing approximately 10.1 million and 8.9 million rentable square feet, respectively, located primarily in midtown Manhattan.  Our wholly-owned interests in these properties represent fee ownership (15 properties), including ownership in condominium units, leasehold ownership (three properties) and operating sublease ownership (two properties).  Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants.  We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of our wholly-owned properties was 96.9%.  Our eight partially-owned commercial office properties, which we own through unconsolidated joint ventures, are comprised of fee ownership (seven) and leasehold ownership (one).  As of December 31, 2006 the weighted average occupancy of our partially-owned properties was 97.1%.  We refer to our wholly-owned properties and unconsolidated joint ventures collectively as our portfolio.  We also own interests in eight retail properties encompassing approximately 296,000 square feet and one residential redevelopment property encompassing 220,000 square feet.  In addition, we manage three office properties owned by third-parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  As of December 31, 2006, our corporate staff consists of approximately 205 persons, including 161 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  We maintain a website at www.slgreen.com.  On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.  We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.

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

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership.  We are the sole managing general partner of, and as of December 31, 2006, were the owner of approximately 94.9% of the economic interests in, our operating partnership.  All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC.  Our operating partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

Our primary business objective is to maximize total return to stockholders through growth in funds from operations and appreciation in the value of our assets during any business cycle.  We seek to achieve this objective by assembling a high quality portfolio of Manhattan office properties and capitalizing on current opportunities in the Manhattan office market through: (i) property acquisitions (directly or through joint ventures) - acquiring office properties at significant discounts to replacement costs and with fully escalated in-place rents at a discount to current market rents which provide attractive initial yields and the potential for cash flow growth, as well as properties with significant vacancies; (ii) property repositioning - repositioning acquired retail and commercial office properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments inclusive of our investment in Gramercy Capital Corp., or Gramercy (NYSE:GKK), in the greater New York area.  Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan’s primary commuter stations.

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

Structured Finance. We seek to invest in high-yield structured finance investments.  These investments generally provide high current returns and, in certain cases, a potential for future capital gains.  These investments may also serve as a potential source of real estate acquisitions for us.  These investments include both floating rate and fixed rate investments.  Our floating rate investments serve as a natural hedge for our unhedged floating rate debt.  We intend to invest not more than 10% of our total market capitalization in structured finance investments.  With the commencement of operations of Gramercy, in August 2004, we have reduced our focus on direct structured finance investments made by us.  We may make additional structured finance investments, subject to certain limitations, where Gramercy has determined that such investments do not fit its investment profile or where investments represent the refinancing of one of our existing investments or in connection with the sale of one of our properties.  We hold a 25% non-controlling interest in Gramercy. Gramercy is managed by GKK Manager LLC, an affiliate of ours. Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

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

Manhattan Office Market Overview

Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined.  The properties in our portfolio are concentrated in some of Manhattan’s most prominent Midtown locations.

Manhattan has a total inventory of 391 million square feet, including 237 million square feet in Midtown. Based on current construction activity, we estimate that Midtown Manhattan will have approximately 3.6 million square feet of new construction becoming available in the next two years, 84% of which is pre-leased.  This will add approximately 1.0% to Manhattan’s total inventory.

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

Electricity is most often supplied by the landlord either on a sub-metered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant).  Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.  During the year ended December 31, 2006, we were able to recover approximately 85.5% of our electric costs.

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

Occupancy

The following table sets forth the weighted average occupancy rates at our properties based on space leased as of December 31, 2006, 2005 and 2004:

	Percent Occupied as of December 31,
Property	2006	2005	2004
Same-Store Properties (1)	97.5%	96.0%	94.5%
Joint Venture Properties	97.1%	97.4%	97.1%
Portfolio	97.0%	96.7%	95.6%

(1)             Represents 16 of our 20 wholly-owned properties owned by us at December 31, 2004 and still owned by us at December 31, 2006.

Rent Growth

We estimate that rents in place, at December 31, 2006, in our wholly-owned properties are approximately 30.2% below current market asking rents.  We estimate that rents in place at December 31, 2006 in our properties owned through joint ventures are approximately 40.9% below current market asking rents.  This comparative measure was approximately 18.7% at December 31, 2005 for the wholly-owned properties and 38.4% for the joint venture properties.  As of December 31, 2006, 38.5% and 38.8% of all leases in-place in our wholly-owned and joint venture properties, respectively, are scheduled to expire during the next five years.  We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth.  However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

Industry Segments

We are a REIT that acquires, owns, repositions, manages and leases commercial office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  We evaluate real estate performance and allocate resources based on earnings contribution to net operating income.

At December 31, 2006, our real estate portfolio was primarily located in one geographical market, namely, Manhattan.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2006, one tenant in our portfolio contributed approximately 7.9% of our portfolio annualized rent.  No other tenant contributed more than 4.4% of our portfolio annualized rent.  In addition, 420 Lexington Avenue contributed in excess of 10% of our consolidated revenue for 2006.  See Item 2 “Properties — 420 Lexington Avenue” for a further discussion on this property.  Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue.  In addition, one borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2006.

Employees

At December 31, 2006, we employed approximately 814 employees, over 161 of whom were managers and professionals, approximately 611 of whom were hourly-paid employees involved in building operations and approximately 42 of whom were clerical, data processing and other administrative employees.  There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

During 2006, we acquired two wholly-owned properties, namely, 521 Fifth Avenue and 609 Fifth Avenue, and a tenancy-in-common interest representing a 50 percent interest in 55 Corporate Drive, NJ, for an aggregate gross purchase price of $510.0 million and encompassing 1.3 million rentable square feet.  We also acquired most of the remaining interest in 485 Lexington Avenue at an implied value of $578.0 million.  In addition, we acquired a 50% ownership interest in three retail properties, namely, 25/27-29 West 34th Street for a gross aggregate purchase price of $30.0 million.  These properties encompass approximately 51,000 rentable square feet.  We invested in two joint ventures valued at approximately $412.5 million and encompassing approximately 1.4 million rentable square feet.  We also invested in the retail condominium and 1 floor of office space at 717 Fifth Avenue at an implied value of approximately $235.0 million.  This property encompasses approximately 76,400 rentable square feet.

Dispositions

During 2006, we sold the properties located at 286/290 Madison Avenue and 1140 of the Americas for a gross sale of $160.5 million.  We realized gains of approximately $94.0 million on the sales of these properties, which encompassed 340,000 rentable square feet.

During 2006, we sold a 49.9% interest in the 460,000 square foot property located at 521 Fifth Avenue for $240.0 million.  We realized a gain of approximately $3.5 million on the sale of this interest.

Structured Finance

During 2006, we originated approximately $240.7 million in structured finance and preferred equity investments (net of discount).  There were also approximately $195.7 million in repayments and participations in 2006.  We also made a $20.1 million investment in Gramercy, maintaining our 25% interest.

Offering/Financings

In 2006, we sold 6,498,100 shares of our common stock, raising net proceeds of approximately $800.3 million in two separate transactions.

We also closed on mortgage financings at four properties totaling approximately $472.5 million.

Recent Developments

In January 2007, we acquired Reckson Associates Realty Corp. for approximately $6.0 billion, inclusive of transaction costs.  Simultaneously, we sold approximately $2.0 billion of the Reckson assets to an asset purchasing venture which includes certain former members of Reckson’s senior management.  The transaction includes the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.  In connection with the acquisition, we issued approximately 9.0 million shares of our common stock, closed on $298.0 million of new mortgage financing and a $500.0 million term loan, and assumed approximately $238.6 million of mortgage debt, approximately $967.8 million of public unsecured notes and approximately $287.5 million of public convertible debt.  In connection with the Reckson acquisition, we made loans totaling $215.0 million to the asset purchasing venture.  We may syndicate all or a portion of these loans.

In January 2007, we exercised the accordion feature in our unsecured revolving line of credit. As a result, the capacity under the unsecured revolver increased by $300.0 million to $800.0 million.

On January 29, 2007, we completed a refinancing of the first mortgage loan on 485 Lexington Avenue for $450.0 million.  The ten-year interest only mortgage has an effective interest rate of 5.566%. The mortgage matures in January 2017.

On January 30, 2007, a joint venture of SL Green, SITQ Immobilier and SEB Immobilier - Investment GMbH announced that it is selling One Park Avenue for $550.0 million. We expect to receive approximately $108.0 million in proceeds from the sale, a substantial portion of which will represent an incentive distribution under our joint venture arrangement with SEB.  The proceeds may be utilized in a tax efficient 1031-exchange. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.

On January 30, 2007, we announced that we have entered into an agreement to sell 70 West 36th Street for $61.5 million. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.  The proceeds may be utilized in a tax efficient 1031-exchange.

In January, 2007, we acquired 300 Main Street in Stamford, Connecticut and 399 Knollwood Road in White Plains, New York for approximately $46.6 million, inclusive of 50,000 square feet of garage parking at 300 Main Street, from affiliates of RPW Group.  These properties are being managed and leased by our management team and by the former Reckson management team located in White Plains, NY.

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

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2011, leases will expire on approximately 38.5% and 38.8% of the rentable square feet at our wholly-owned and joint venture properties, respectively. As of December 31, 2006, approximately 3.9 million and 3.3 million square feet are scheduled to expire by December 31, 2011 at our wholly-owned and joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $164.3 million and $164.2 million, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in six of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue and 521 Fifth Avenue. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 30 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. The annualized escalated rents of these properties at December 31, 2006 totaled approximately $152.9 million, or 24.3%, of our share of total portfolio annualized revenue associated with these properties.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of December 31, 2006 for wholly-owned and joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.4% of our share of portfolio annualized rent, and, other than three tenants, Viacom International Inc., Credit Suisse Securities (USA) LLC and Citigroup, N.A. who accounted for approximately 7.9%, 4.4% and 4.4% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 3.3% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

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

Since our initial public offering, we have made acquisitions of individual properties and portfolios of properties. We intend to continue to acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REITs, institutional investment funds and private investors or at all;

•                  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including due diligence investigations to our satisfaction;

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

•                  we may not be able to obtain adequate insurance coverage for new properties;

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

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•                  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, institutional investment funds, investment banking firms and other real estate investors; and

•                  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

We rely on three large properties for a significant portion of our revenue.

As of December 31, 2006, three of our properties, 420 Lexington Avenue, 1221 Avenue of the Americas and 1515 Broadway, accounted for approximately 28% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1221 Avenue of the Americas alone accounted for approximately 10% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. The property coverage has a blanket limit of $600.0 million per occurrence for all the properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007. The new property policies incorporate our newly formed Belmont Insurance Company, or Belmont, a captive insurance company which we formed and which received its license to underwrite insurance in New York State, in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2,000,000 annual aggregate loss limit. We have secured an insurer to protect against catastrophic liability losses.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We, together with Gramercy, own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC. We monitor the coverage provided by Credit Suisse Securities (USA) LLC to make sure that our asset is adequately protected. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct insurer with respect to a portion of our terrorism coverage and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

The total principal amount of our outstanding consolidated indebtedness was approximately $1.8 billion as of December 31, 2006, consisting of $325.0 million under our unsecured term loan, $200.0 million under our secured term loan, $100.0 million under our junior subordinated deferrable interest debentures and approximately $1.2 billion of non-recourse mortgage loans on thirteen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $484.0 million available for draw as of December 31, 2006. Our 2005 unsecured revolving credit facility matures in September 2008. Our unsecured term loan matures in August 2009. Our secured term loan matures in May 2010. As of December 31, 2006, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $2.5 billion, of which our proportionate share was approximately $1.2 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, credit facilities, term loans, debentures and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under our unsecured credit facility and our secured and unsecured term loans, all amounts due and owing at such time shall accrue interest at a rate equal to 4% higher than the rate at which each such loan was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make scheduled payments under our secured and unsecured term loans and unsecured credit facility would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2007, approximately $83.8 million and $880.2 million of debt on our wholly-owned buildings and our joint venture properties, respectively, will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2005 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. Our 2005 unsecured revolving credit facility and unsecured term loan also require us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. Restrictions on our ability to conduct business could adversely affect our results of operations and our ability to make distributions to stockholders.

Rising interest rates could adversely affect our cash flow.

Advances under our 2005 unsecured revolving credit facility and unsecured term loan and certain property-level mortgage debt bear interest at a variable rate. These variable rate borrowings totaled approximately $303.7 million at December 31, 2006. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $484.0 million available for draw as of December 31, 2006. Borrowings under our 2005 unsecured revolving credit facility bear interest at a spread equal to the 30-day LIBOR, plus 110 basis points. Borrowings under our unsecured term loan and our secured term loan bear interest at spreads equal to the 30-day LIBOR plus 140 and 125 basis points, respectively. As of December 31, 2006, borrowings under the 2005 unsecured revolving credit facility and secured and unsecured term loans and junior subordinated deferrable interest debentures totaled $0.0, $200.0 million, $325.0 million and $100.0 million, respectively, and bore interest at 6.42%, 5.00%, 5.34%, and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2006, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $2.9 million and would increase our share of joint venture annual interest costs by approximately $6.7 million.

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

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2006, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.2 billion, was approximately 29.5%. However, our policy is to incur debt only if upon a conversion our consolidated debt to market capitalization ratio would be 60.0% or less. Our board of directors can alter or eliminate this policy and may do so if our board of directors determines that this action is in the best interests of our business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to stockholders and could increase the risk of default on our indebtedness. In addition, any change that increases our debt to market capitalization percentage could be viewed negatively by investors. As a result, our share price could decrease.

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

We owned mezzanine loans, junior participations and preferred equity interests in eighteen properties with an aggregate book value of approximately $445.0 million at December 31, 2006. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization. In addition, under the origination agreement with Gramercy, we may be precluded from making certain types of structured finance investments.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2006, our unconsolidated joint ventures owned eight properties and we had an aggregate cost basis in the joint ventures totaling approximately $686.1 million. As of December 31, 2006, our share of joint venture debt totaled approximately $1.2 billion.

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

We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law.

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

The board of directors of our company is divided into three classes. The terms of the class I, class II and class III directors expire in 2007, 2008 and 2009, respectively. Our staggered board may deter changes in control because of the increased time period necessary for a third party to acquire control of the board.

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

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares; or

•                  an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

•                  A person is not an interested stockholder under the statute if the board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•                  80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, voting together as a single group; and

•                  two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

In addition, Maryland law provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” will have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation, under the Maryland Control Share Acquisition Act. “Control shares” means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more of all voting power. A “control share acquisition” means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.

We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to business combinations and control share acquisitions by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL’s business combination provisions, or amend our bylaws and elect to opt in to the MGCL’s control share provisions.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. Such takeover defenses, if implemented, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide you with an opportunity to realize a premium over the then-current market price.

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

There is a potential conflict of interest relating to the refinancing of indebtedness specifically allocated to Mr. Green. Mr. Green would recognize gain if he were to receive a distribution of cash from the operating partnership in an amount that exceeds his tax basis in his partnership units. His tax basis includes his share of debt, including mortgage indebtedness, owed by our operating partnership. If our operating partnership were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain.

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

Specifically, we have agreed not to sell our interest in these properties until August 20, 2009 without the approval of unitholders holding at least 75% of the units issued in consideration for these properties. The current gross carrying value of the commercial real estate of these properties totaled approximately $87.9 million at December 31, 2006. We have also agreed not to reduce the mortgage indebtedness (approximately $33.8 million at December 31, 2006), other than pursuant to scheduled amortization, on 673 First Avenue until one year prior to its maturity date without the same consent. In addition, we are obligated to use commercially reasonable efforts to refinance this mortgage prior to its maturity date in an amount not less than the principal amount outstanding on the maturity date. With respect to 673 First Avenue, Mr. Green controls at least 75% of the units whose approval is necessary. With respect to 470 Park Avenue South, Mr. Green controls at least 65% of the units whose approval is necessary. Finally, during this period, we may not incur debt secured by any of these properties if the amount of our new debt would exceed the greater of 75% of the value of the property securing the debt or the amount of existing debt being refinanced plus associated costs. The maturity date for the mortgage loan for 673 First Avenue is February 11, 2013.

In addition, on May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners’ tax positions before December 31, 2011. We also acquired the property located at 220 East 42nd Street, New York, New York, on February 13, 2003.  We have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years, after the acquisition. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years after the acquisition.

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

Two entities owned by one of Mr. Green’s sons, First Quality Maintenance, L.P. and Classic Security LLC, currently provide cleaning, exterminating and security services to all of our office properties, with the exception of cleaning services at one property. Our company and our tenants accounted for approximately 13.4% of First Quality Maintenance, L.P.’s 2006 total revenue and 39.7% of Classic Security LLC’s 2006 total revenue. Bright Star Courier, LLC, a messenger service company owned by one of Mr. Green’s sons, has provided messenger services at of our properties since May 1, 2002. We accounted for approximately 28.8% of Bright Star Courier, LLC’s 2006 total revenue. In addition, Onyx Restoration Works, a restoration company owned by one of Mr. Green’s sons, has provided restoration services at all of our properties since March 2005. We accounted for approximately 62.8% of Onyx Restoration Works’ 2006 total revenue. While the contracts pursuant to which these services are provided are reviewed by our board of directors, they are not the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

Members of management may have a conflict of interest over whether to enforce terms of senior management’s employment and noncompetition agreements.

Stephen Green, Marc Holliday, Gregory Hughes, Andrew Levine and Andrew Mathias entered into employment and noncompetition agreements with us pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

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

Our office building properties are concentrated in highly developed areas of midtown Manhattan. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

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

Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

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

Forward-Looking Statements May Prove Inaccurate

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-looking Information” for additional disclosure regarding forward-looking statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2006, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.  PROPERTIES

The Portfolio

General

As of December 31, 2006, we wholly-owned 20 commercial office properties encompassing approximately 10.1 million rentable square feet located primarily in midtown Manhattan.  Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space.  As of December 31, 2006, our portfolio also included ownership interests in eight unconsolidated joint ventures, which own commercial office properties located in Manhattan, encompassing approximately 8.9 million rentable square feet.  As of December 31, 2006, our portfolio also included consolidated and unconsolidated retail (eight) and development (one) properties encompassing approximately 516,000 rentable square feet.

The following table sets forth certain information with respect to each of the Manhattan office properties in the portfolio as of December 31, 2006:

Property Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)

PROPERTIES 100% OWNED
“Same Store”
110 East 42nd Street	1921	Grand Central North	181,000	1	98.9	7,537,152	1	31	$39.75	$31.23
125 Broad Street	1968/1997	Downtown	525,000	3	100.0	17,892,636	3	4	34.12	29.25
1372 Broadway	1926/1998	Garment	508,000	3	85.7	15,993,192	3	21	34.89	28.74
220 East 42nd Street	1929	Midtown	1,135,000	6	100.0	42,376,140	7	38	38.28	32.30
292 Madison Avenue	1923	Grand Central South	187,000	1	99.7	7,863,624	1	19	41.83	35.54
317 Madison Avenue	1920/2004	Grand Central	450,000	2	92.2	18,699,120	3	86	42.32	34.72
420 Lexington Ave (Graybar) (7)	1927/1999	Grand Central North	1,188,000	6	98.3	56,781,348	9	253	42.15	33.20
440 Ninth Avenue	1927/1989	Garment	339,000	2	99.4	10,672,008	2	12	27.74	18.53
461 Fifth Avenue (9)	1988	Midtown	200,000	1	89.7	11,116,824	2	16	60.43	56.14
470 Park Avenue South (5)	1912/1944	Park Avenue South/Flatiron	260,000	1	98.3	9,902,508	2	29	36.12	28.25
555 West 57th Street (6)	1971	Midtown West	941,000	5	99.9	28,327,128	4	16	28.80	22.92
625 Madison Avenue	1956/2002	Plaza District	563,000	3	97.3	38,757,480	6	34	69.20	61.75
673 First Avenue (6)	1928/1990	Grand Central South	422,000	2	96.8	13,769,028	2	11	31.88	27.79
70 West 36th Street (a)	1923/1994	Garment	151,000	1	99.6	4,477,500	1	27	28.70	23.12
711 Third Avenue (b) (6) (8)	1955	Grand Central North	524,000	3	100.0	23,656,020	4	19	41.86	31.66
750 Third Avenue	1958/2006	Grand Central North	780,000	4	98.0	34,826,568	6	18	45.20	44.78

Subtotal / Weighted Average			8,354,000	44	97.5	342,648,276	54	634	40.06	34.34

ADJUSTMENTS
19 West 44th Street	1916	Midtown	292,000	2	97.4	11,007,852	2	64	39.21	36.63
28 West 44th Street	1919/2003	Midtown	359,000	2	96.5	13,021,272	2	78	40.22	33.80
485 Lexington Avenue (17)	1956/2006	Grand Central North	921,000	5	90.5	38,294,568	6	12	50.18	31.41
609 Fifth Ave	1925/1990	Midtown	160,000	1	98.8	12,604,404	2	22	81.26	72.36

Subtotal / Weighted Average (11)			1,732,000	9	93.7	74,928,096	12	176	$49.21	$32.78

Total / Weighted Average Properties 100% Owned			10,086,000	53	96.9	417,576,372	66	810	$41.44	$34.07

PROPERTIES < 100% OWNED (Unconsolidated)
“Same Store”
One Park Avenue (a) (15)	1925/1986	Grand Central	913,000	5	97.8	36,138,480	1	19	$40.13	$28.91
1250 Broadway (6) (12)	1968/2001	Penn Station	670,000	4	98.6	25,368,036	3	35	36.16	26.59
1515 Broadway (6) (13)	1972	Times Square	1,750,000	9	99.0	84,846,420	9	9	50.21	39.27
100 Park Avenue (14)	1950/1980	Grand Central South	834,000	4	92.1	33,872,520	3	35	44.09	31.55
1221 Avenue of the Americas (16)	1971/1997	Rockefeller Center	2,550,000	14	97.3	140,038,668	10	25	57.25	51.73

Subtotal / Weighted Average			6,717,000	36	97.3	320,264,124	26	123	$49.23	$38.98

ADJUSTMENTS
521 Fifth Avenue (21)	1929/2000	Midtown	460,000	2	90.4	17,608,128	1	51	41.82	35.24
800 Third Avenue (22)	1972/2006	Grand Central North	526,000	3	96.9	25,130,040	2	25	49.43	42.02
One Madison Avenue (10)	1960/2002	Park Avenue South	1,176,900	6	98.6	56,804,028	5	3	48.98	51.37

Subtotal / Weighted Average (17)			2,162,900	11	96.4	99,542,196	8	79	$47.65	$45.25

Total / Weighted Average Properties Less Than 100% Owned			8,879,900	47	97.1	419,806,320	34	202	$48.84	$40.51

Grand Total / Weighted Average			18,965,900	100	97.0	837,382,692	—	1,012
Grand Total - SLG Share of Annualized Rent			—	—	—	629,828,623	100	—

Same Store Occupancy% - Combined			15,071,000	79	97.4	—	—

(a) This property is under contract of sale.
(b) Including Ownership of 50% in Building Fee.

Property Wholly-Owned	Year Built/ Renovated	Sub-market	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent (1)	Percentage of Portfolio Annualized Rent (%) (2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)
RETAIL & DEVELOPMENT PROPERTIES
One Madison Avenue — Clock Tower (18)	1909/2006	Park Avenue South	220,000	43	—	$ N/A	N/A	N/A	$—	$—
1551-1555 Broadway (19)	1890	Times Square	23,600	5	—	N/A	N/A	N/A	—	—
1604 Broadway (20)	1912/2001	Times Square	41,100	8	72.7	4,117,584	7	2	100.18	91.10
21 West 34th Street (19)	1920/1930	Herald Square/ Penn Station	20,100	4	100.0	5,865,012	11	1	291.79	442.75
25-27 West 34th Street (19)	1857/1960	Herald Square/ Penn Station	21,700	4	—	—	—	3	—	—
29 West 34th Street (19)	1904	Herald Square/ Penn Station	29,300	6	58.8	890,988	2	6	30.41	27.97
379 West Broadway (20)	1853/1987	Cast Iron/ Soho	62,006	12	100.0	2,777,160	5	7	44.79	39.61
717 Fifth Avenue (23)	1958/2000	Midtown/ Plaza District	76,400	15	63.1	12,504,504	43	8	163.67	171.53
141 Fifth Avenue (19)	1879	Flat Iron	21,500	4	100.0	822,600	2	4	38.26	37.88

Total / Weighted Average Retail/Development Properties			515,706	100.0	N/A	$26,977,848	68	31	$107.74	$126.61

(1)              Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2006 for the 12 months ending December 31, 2007 are approximately $4.6 million for our wholly-owned properties and $1.0 million for our joint venture properties.

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

(10)          We own a 55.0% interest in this joint venture.

(11)          Includes approximately 9.0 million square feet of rentable office space, 0.9 million square feet of rentable retail space and 0.1 million square feet of garage space.

(12)          We own a 66.18% interest in this joint venture and manage the property held by such venture.

(13)          We hold a 68.45% economic interest in this joint venture.

(14)          We own a 49.9% interest in this joint venture.

(15)          We own a 16.7% interest in this joint venture and manage the property held by such venture.

(16)          We own a 45.0% interest in this joint venture.  We do not manage this property.

(17)          Includes approximately 8.0 million square feet of rentable office space, 0.7 million square feet of rentable retail space and 0.1 million square feet of garage space.

(18)          We own a 30.0% interest in this joint venture.

(19)          We own a 50.0% interest in this joint venture.

(20)          We own a 45.0% interest in this joint venture.

(21)          We own a 50.1% interest in this joint venture.

(22)          We hold a 45.01% interest in this joint venture.

(23)          We hold a 92.0% interest in this property.

Historical Occupancy.  We have historically achieved consistently higher occupancy rates in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2) (3)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2) (3)
December 31, 2006	97.0%	95.7%	93.7%
December 31, 2005	96.7%	94.4%	92.5%
December 31, 2004	96.0%	93.0%	91.0%
December 31, 2003	96.0%	92.0%	90.0%
December 31, 2002	97.0%	94.0%	89.0%

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

Lease Expirations

Leases in our portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2011, the average annual rollover at our wholly-owned properties and joint venture properties is approximately 0.8 million square feet and 0.7 million square feet, respectively, representing an average annual expiration rate of 7.7% and 7.8% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our wholly-owned properties and joint venture properties, respectively, with respect to leases in place as of December 31, 2006 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Wholly-Owned Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2007 (3)	145	401,327	3.99%	$16,170,048	$40.29
2008	113	684,299	6.79%	28,182,180	41.18
2009	94	684,793	6.80%	29,465,652	43.03
2010	121	1,433,192	14.22%	57,844,752	40.36
2011	103	675,792	6.71%	32,608,212	48.25
2012	53	809,163	8.03%	24,955,668	30.84
2013	50	888,380	8.82%	34,957,308	39.35
2014	23	338,292	3.36%	12,616,512	37.29
2015	37	564,693	5.60%	23,619,672	41.83
2016 & thereafter	103	3,595,790	35.69%	157,156,368	43.71
Total/weighted average	842	10,075,721	100.0%	$417,576,372	$41.44

(1)             Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2006 for the 12 months ending December 31, 2007, are approximately $4.6 million for the properties.

(2)             Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)             Includes 51,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2006.

Joint Venture Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2007 (3)	24	404,172	4.70	$22,016,220	$54.47
2008	26	548,827	6.39	24,375,456	44.41
2009	26	571,503	6.65	28,318,812	49.55
2010	30	1,587,997	18.48	79,924,056	50.33
2011	17	225,727	2.63	9,542,208	42.27
2012	16	264,965	3.08	10,581,120	39.93
2013	14	1,039,945	12.10	52,957,584	50.92
2014	18	219,552	2.55	15,685,272	71.44
2015	20	544,690	6.34	23,654,352	43.43
2016 & thereafter	38	3,187,804	37.09	152,751,240	47.92
Total/weighted average	229	8,595,182	100.0	$419,806,320	$48.84

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2006 for the 12 months ending December 31, 2007 are approximately $1.0 million for the joint venture properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)          Includes 27,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2006.

Tenant Diversification

At December 31, 2006, our portfolio was leased to approximately 1,012 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 25 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2006:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)

Viacom International Inc.	1515 Broadway	161	1,410,339	7.6	7.9
Credit Suisse Securities (USA), LLC	One Madison Avenue	168	1,123,879	6.0	4.4
Citigroup, N.A.	125 Broad Street, One Park Avenue, 750 Third Avenue, 485 Lexington Avenue and 800 Third Avenue	122	653,366	3.5	4.4
Omnicom Group	220 East 42nd Street, 420 LexingtonAvenue & 485 Lexington Avenue	124	573,470	3.1	3.3
Morgan Stanley & Co., Inc.	1221 Avenue of the Americas	144	517,768	2.8	2.4
Societe Generale	1221 Avenue of the Americas	81	486,663	2.6	1.8
The McGraw Hill Companies	1221 Avenue of the Americas	159	420,328	2.3	1.4
Advance Magazine Group	750 Third Avenue & 485 Lexington Avenue	170	342,720	1.8	2.0
Visiting Nurse Services of New York	1250 Broadway	144	295,870	1.6	1.0
New York Presbyterian Hospital	555 West 57th Street & 673 First Avenue	176	256,422	1.4	1.3
C.B.S. Broadcasting, Inc.	555 West 57th Street	129	253,316	1.4	1.4
Polo Ralph Lauren Corporation	625 Madison Avenue	156	234,207	1.3	1.8
The City University of NY-CUNY	555 West 57th Street & 28 West 44th Street	111	232,092	1.2	1.3
BMW of Manhattan	555 West 57th Street	67	227,782	1.2	0.7
Vivendi Universal US Holdings	800 Third Avenue	38	226,105	1.2	0.8
The Travelers Indemnity Company	485 Lexington Avenue	116	214,978	1.2	0.9
Teachers Insurance Annuity Society	750 Third Avenue	30	188,625	1.0	1.4
The Columbia House Company	1221 Avenue of the Americas	13	175,312	0.9	0.6
The Mt. Sinai Hospital & NYU Hospital Centers	One Park Avenue and 625 Madison Avenue	111	173,741	0.9	0.3
Segal Company	One Park Avenue	36	157,947	0.8	0.2
J&W Seligman & Co., Incorporated	100 Park Avenue	25	148,726	0.8	0.5
Sonnenschein, Nath & Rosenthal	1221 Avenue of the Americas	133	147,997	0.8	0.5
Ross Procurement, Inc.	1372 Broadway	109	138,130	0.7	0.7
Altria Corp. Services	100 Park Avenue	11	136,118	0.7	0.5
Allen & Overy, LLP	1221 Avenue of the Americas	118	135,885	0.7	0.8

Total Weighted Average (3)			8,871,786	47.5	42.2

(1)          This list is not intended to be representative of our tenants as a whole.

(2)          Lease term from December 31, 2006 until the date of the last expiring lease for tenants with multiple leases.

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

Fee title to the building and the land parcel is owned by an unaffiliated third party, who also owns the landlord’s interest under the operating lease through which we hold our interest in this property.  This operating lease expires December 31, 2008, and is subject to renewal by us through December 31, 2029, or the Graybar ground lease.  We control the exercise of this renewal option through the terms of subordinate leases, which have corresponding renewal option terms and control provisions and which culminate in the Graybar operating sublease.  An unaffiliated third-party owns the landlord’s interest in the Graybar operating sublease.

The Graybar Building is our largest wholly-owned property based on total wholly-owned property square footage and consolidated revenue for 2006.  It contributes Annualized Rent of approximately $56.8 million, or 13.6% of our Annualized Rent at December 31, 2006 and approximately $61.9 million, or 11.2%, of our consolidated revenue for 2006.

As of December 31, 2006, 98.3% of the rentable square footage in the Graybar Building was leased.  The following table sets forth certain information with respect to this property:

Year-End	Percent Leased	Annualized Rent per Leased Square Foot
2006	98%	$42.15
2005	97%	40.07
2004	97%	38.89
2003	94%	43.16
2002	95%	37.52

As of December 31, 2006, the Graybar Building was leased to 253 tenants operating in various industries, including legal services, financial services and advertising.  One tenant occupied approximately 10.0% of the rentable square footage at this property and accounted for approximately 8.3% of this property’s Annualized Rent.  The next largest tenant occupied approximately 6.0% of the rentable square footage at this property and accounted for approximately 6.4% of this property’s Annualized Rent.

The following table sets out a schedule of the annual lease expirations at the Graybar Building for leases executed as of December 31, 2006 with respect to each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2007 (3)	62	131,947	9.8	$5,446,680	$41.28
2008	45	163,655	12.1	6,960,336	42.53
2009	29	158,079	11.7	6,444,264	40.77
2010	45	154,183	11.4	7,270,980	47.16
2011	35	154,365	11.5	7,084,236	45.89
2012	8	36,630	2.7	1,602,756	43.76
2013	10	151,548	11.3	6,546,996	43.20
2014	5	16,479	1.2	617,244	37.46
2015	5	55,738	4.1	2,072,100	37.18
2016 & thereafter	18	324,409	24.2	12,735,756	39.26
Subtotal/Weighted average	262	1,347,033	100.0	$56,781,348	$42.15

(1)                                  Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2006 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  There are no rent abatements for leases in effect as of December 31, 2006 for the 12 months ending December 31, 2007 for this property.

(2)                                  Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)                                  Includes approximately 27,000 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2006.

The aggregate undepreciated tax basis of depreciable real property at the Graybar Building for Federal income tax purposes was $176.0 million as of December 31, 2006. Depreciation and amortization are computed for Federal income tax purposes on the straight-line method over lives, which range up to 39 years.

The current real estate tax rate for all Manhattan office properties is $10.997 per $100 of assessed value. The total annual tax for the Graybar Building at this rate, including the applicable BID tax for the 2006/2007-tax year, is approximately $11.7 million (at a taxable assessed value of approximately $104.3 million).

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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2006, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, the company announced that it and Reckson Associates Realty Corp. had reached an agreement in principle with the plaintiffs to settle the previously disclosed class action lawsuits relating to the SL Green/Reckson merger. The settlement, which remains subject to documentation and judicial review and approval, provides (1) for certain contingent profit sharing participations for Reckson stockholders relating to specified assets, (2) that if the merger closes on or before December 31, 2006, the Reckson stockholders will receive the full fourth quarter dividend, (3) for potential payments to Reckson stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, and (4) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol “SLG.” On February 22, 2007, the reported closing sale price per share of common stock on the NYSE was $151.00 and there were approximately 362 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2006			2005
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$103.09	$77.70	$0.60	$59.74	$52.70	$0.54
June 30	$109.47	$95.31	$0.60	$66.05	$55.38	$0.54
September 30	$115.90	$107.17	$0.60	$70.10	$64.76	$0.54
December 31	$139.50	$112.37	$0.70	$77.14	$63.80	$0.60

If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter.  We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends” for additional information regarding our dividends.

UNITS

At December 31, 2006, there were 2,693,900 units of limited partnership interest of the operating partnership outstanding.  These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the years ended December 31, 2006, 2005 and 2004, we issued 223,361, 104,031 and 81,250 shares of common stock, respectively, to holders of units of limited partnership in the operating partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

We issued 102,826, 251,293 and 351,750 shares of our common stock in 2006, 2005 and 2004, respectively, for deferred stock-based compensation in connection with employment contracts and other compensation-related grants.

See Notes 14 and 16 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	1,636,810	$58.62	614,097	(3)
Equity compensation plans not approved by security holders(2)	1,333	$18.44	0
Total	1,638,143	$58.59	614.097

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

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2006.

	Year Ended December 31,
Operating Data	2006	2005	2004	2003	2002
(In thousands, except per share data)
Total revenue	$552,277	$424,189	$329,005	$266,160	$196,967
Operating expenses	125,912	99,465	80,092	68,167	44,740
Real estate taxes	75,204	58,036	45,632	37,602	22,812
Ground rent	20,150	19,250	15,831	13,213	12,289
Interest	96,349	77,353	61,636	44,404	34,321
Amortization of deferred finance costs	4,425	4,461	3,275	3,844	3,427
Depreciation and amortization	75,085	58,649	46,206	36,135	27,512
Marketing, general and administration	65,741	44,215	30,279	17,131	13,282
Total expenses	462,866	361,429	282,951	220,496	158,383
Income from continuing operations before items	89,411	62,760	46,054	45,664	38,584
Equity in net (loss) income from affiliates	—	—	—	(196)	292
Equity in net income of unconsolidated joint ventures	40,780	49,349	44,037	14,871	18,383
Income from continuing operations before minority interest and gain on sales	130,191	112,109	90,091	60,339	57,259
Minority interest	(11,116)	(6,620)	(5,320)	(3,637)	(3,266)
Income before gains on sale	119,075	105,489	84,771	56,702	53,993
Gain on sale of properties/partial interests	3,451	11,550	22,012	3,087	—
Income from continuing operations	122,526	117,039	106,783	59,789	53,993
Discontinued operations (net of minority interest)	98,193	40,380	102,647	38,370	20,338
Net income	220,719	157,419	209,430	98,159	74,331
Preferred dividends and accretion	(19,875)	(19,875)	(16,258)	(7,712)	(9,690)
Income available to common stockholders	$200,844	$137,544	$193,172	$90,447	$64,641
Net income per common share — Basic	$4.50	$3.29	$4.93	$2.80	$2.14
Net income per common share — Diluted	$4.38	$3.20	$4.75	$2.66	$2.09
Cash dividends declared per common share	$2.50	$2.22	$2.04	$1.895	$1.7925
Basic weighted average common shares outstanding	44,593	41,793	39,171	32,265	30,236
Diluted weighted average common shares and common share equivalents outstanding	48,495	45,504	43,078	38,970	37,786

	As of December 31,
Balance Sheet Data	2006	2005	2004	2003	2002
	(In thousands)
Commercial real estate, before accumulated depreciation	$3,055,159	$2,222,922	$1,756,104	$1,346,431	$975,776
Total assets	4,632,227	3,309,777	2,751,881	2,261,841	1,473,170
Mortgage notes payable, revolving credit facilities, term loans and trust preferred securities	1,815,379	1,542,252	1,150,376	1,119,449	541,503
Minority interests	127,893	99,061	75,064	54,791	44,718
Preferred Income Equity Redeemable Shares SM	—	—	—		111,721
Stockholders’ equity	2,394,883	1,459,441	1,347,880	950,782	626,645

	Year Ended December 31,
Other Data	2006	2005	2004	2003	2002
	(In thousands)
Funds from operations available to common stockholders(1)	$223,634	$189,513	$162,377	$128,780	$116,230
Funds from operations available to all stockholders(1)	223,634	189,513	162,377	135,473	125,430
Net cash provided by operating activities	189,634	138,398	164,458	96,121	116,694
Net cash used in investment activities	(750,902)	(465,674)	(269,045)	(509,240)	(67,074)
Net cash provided by (used in) financing activities	654,342	315,585	101,836	393,645	(4,793)

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

A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations.”

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

In 2006, investor demand for commercial real estate, particularly in New York City, continued to escalate. This demand was driven by a continued low interest rate environment, availability of capital, low vacancy rates and increasing rental rates.

New York City sales activity in 2006 surpassed 2005 by approximately $10.0 billion, as total volume reached approximately $30.0 billion. Several 2006 transactions traded hands at prices in excess of $1,000.00 per square foot.

Leasing activity for Manhattan, a borough of New York City, totaled approximately 27.1 million square feet compared to approximately 25.5 million square feet in 2005. Of the total 2006 leasing activity in Manhattan, the Midtown submarket accounted for approximately 18.7 million square feet, or 69.0%. As a result, Midtown’s overall vacancy decreased from 7.8% in 2005 to 6.4% in 2006.

Overall asking rents in Midtown increased from $47.80 at year-end 2005 to $59.46 at year-end 2006, an increase greater than 24.0%. This increase in leasing activity was led by financial services firms, law firms and education/government agencies.  Midtown saw positive absorption of 2.6 million square feet.

During 2006, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there are only 3.6 million square feet under construction in Midtown as of year-end, 84% of which is already pre-leased.

We saw significant increases in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2006 at 5.32%, a 93 basis point increase from the end of 2005. Ten-year US Treasuries ended 2006 at 4.71%, a 35 basis point increase from the end of 2005.

We once again had an active year in 2006. Highlights included:

•      Acquired six properties for approximately $1.5 billion, encompassing 3.6 million square feet;

•                  Acquired interests in four retail properties for approximately $265.0 million, encompassing 127,000 square feet;

•                  Sold three properties for an aggregate gross sales price of $400.5 million;

•                  Invested approximately $20.1 million in Gramercy Capital Corp., or Gramercy, a specialty finance company;

•                  Originated approximately $45.0 million of new structured finance investments, net of redemptions;

•                  Issued approximately 6.5 million shares of our common stock, raising net proceeds of approximately $800.3 million in two separate transactions;

•                  Closed on approximately $500.0 million of mortgage financings;

•                  Formed Belmont Insurance Corp., or Belmont, an insurance captive;

•                  Increased portfolio occupancy from 96.7% at December 31, 2005 to 97.0% at December 31, 2006, and

•                  Signed 216 office leases totaling 2.0 million square feet during 2006 while increasing the cash rents paid by new tenants on previously occupied space by 21.5% over the most recent cash rent paid by the previous tenants for the same space.

In addition to the highlights noted above, the year culminated with the approval of our merger with Reckson Associates Realty Corp., or Reckson, by that company’s stockholders on December 7, 2006. This $6.0 billion merger subsequently closed on January 25, 2007. Simultaneously, we sold approximately $2.0 billion of the Reckson assets to an asset-purchasing venture, which includes certain former members of Reckson’s senior management. The transaction includes the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.  In connection with this merger, we issued approximately 9.0 million shares of our common stock, closed on $298.0 million of new mortgage financing and a $500.0 million term loan, and assumed approximately $238.6 million of mortgage debt, approximately $967.8 public million of unsecured notes and approximately $287.5 million of public convertible debt.  In connection with the Reckson acquisition, we made loans totaling $215.0 million to the asset purchasing venture.  We may syndicate all or a portion of these loans.

Our outlook for 2007 is a continuation of the strong performance demonstrated in 2006.

As of December 31, 2006, our wholly-owned properties consisted of 20 commercial office properties encompassing approximately 10.1 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.9%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial office properties in Manhattan, encompassing approximately 8.9 million rentable square feet, and which had a weighted average occupancy of 97.1% as of December 31, 2006.  We also own 516,000 square feet of retail (eight) and development (one) properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Rental Property

On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired.  If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges) of the asset or sales price, impairment has occurred.  We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset.  We do not believe that the value of any of our rental properties or structured finance investments was impaired at December 31, 2006 and 2005.

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

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2006 or 2005.

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

Results of Operations

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

The following comparison for the year ended December 31, 2006, or 2006, to the year ended December 31, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at December 31, 2006 and total 16 of our 20 wholly-owned properties, representing approximately 82.1% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44th Street (February), One Madison Avenue-Clock Tower (April), 19 West 44th Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington Avenue (December), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$365.1	$285.3	$79.8	28.0%
Escalation and reimbursement revenue	68.1	55.7	12.4	22.3
Total	$433.2	$341.0	$92.2	27.0%

Same-Store Properties	$364.5	$320.7	$43.8	13.7%
Acquisitions	63.2	19.2	44.0	229.2
Other	5.5	1.1	4.4	400.0
Total	$433.2	$341.0	$92.2	27.0%

Occupancy in the Same-Store Properties increased from 96.0% at December 31, 2005 and 97.0% at September 30, 2006 to 97.5% at December 31, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2006 compared to a partial period or not being included in 2005.

At December 31, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 30.2% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2007 and 2008.  Approximately 4.0% of the space leased at wholly-owned properties expires during the remainder of 2007.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($7.0 million) and the Acquisitions ($4.9 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.9 million), operating expense escalations ($4.5 million) and real estate tax escalations ($1.6 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$40.8	$49.3	$(8.5)	(17.2)%
Investment and preferred equity income	62.0	45.0	17.0	37.8
Other income	57.1	38.1	19.0	49.9
Total	$159.9	$132.4	$27.5	20.8%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($10.1 million), 1250 Broadway ($0.5 million), 180 Madison Avenue ($0.7 million), Mack-Green joint venture ($2.6 million) and 1221 Avenue of the Americas ($0.9 million).  This was partially offset by increased net income contributions from our investments in Gramercy ($6.1 million) and 485 Lexington Avenue ($0.6 million).  Occupancy at our joint venture properties decreased from 97.4% at December 31, 2005 to 97.1% at December 31, 2006.  At December 31, 2006, we estimated that current market rents at our joint venture properties were approximately 40.9% higher than then existing in-place fully escalated rents.  Approximately 4.7% of the space leased at our joint venture properties expires during the remainder of 2007.

The increase in investment and preferred equity income was primarily due to income earned on cash-on-hand ($7.4 million) and fee income received upon redemption of several investments in 2006 in excess of 2005 redemptions.  The weighted average investment balance outstanding and weighted average yield were $398.5 million and 10.3%, respectively, for 2006 compared to $393.9 million and 10.5%, respectively, for 2005.

The increase in other income was primarily due to fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $11.7 million), an increase in lease buy-out income (approximately $6.9 million) and incentive distributions, promote and other income (approximately $1.5 million), which was partially offset by reduced income from the Service Corporation ($1.7 million).

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expense	$125.9	$99.5	$26.4	26.5%
Real estate taxes	75.2	58.0	17.2	29.7
Ground rent	20.2	19.3	0.9	4.7
Total	$221.3	$176.8	$44.5	25.2%

Same-Store Properties	$185.4	$158.2	$27.2	17.2%
Acquisitions	23.7	8.4	15.3	182.1
Other	12.2	10.2	2.0	19.6
Total	$221.3	$176.8	$44.5	25.2%

Same-Store Properties operating expenses, excluding real estate taxes ($10.6 million), increased approximately $16.6 million.  There were increases in repairs, maintenance and payroll expenses ($9.5 million), utilities ($1.5 million), insurance costs ($4.3 million), ground rent expense ($0.2 million) and other miscellaneous expenses ($1.1 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($10.6 million) due to higher assessed property values and the Acquisitions ($6.6 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$100.8	$81.8	$19.0	23.2%
Depreciation and amortization expense	75.1	58.6	16.5	28.2
Marketing, general and administrative expense	65.7	44.2	21.5	48.6
Total	$241.6	$184.6	$57.0	30.9%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate increased from 5.54% for the year ended December 31, 2005 to 5.93% for the year ended December 31, 2006.  As a result of the new investment activity, the weighted average debt balance increased from $1.5 billion as of December 31, 2005 to $1.95 billion as of December 31, 2006.

Marketing, general and administrative, or MG&A, expenses represented 11.9% of total revenues in 2006 compared to 10.4% in 2005.  MG&A expenses for 2006 include approximately $8.1 million of costs associated with Gramercy compared to approximately $7.4 million in 2005.  In addition, the compensation committee of our board of directors elected to pay approximately $10.0 million of additional incentive compensation to various senior executives in recognition of their extraordinary efforts in 2006, including the approval of the Reckson merger, as well as the Company’s sector leading performance.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

The following comparison for the year ended December 31, 2005, or 2005, to the year ended December 31, 2004, or 2004, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2004 and at December 31, 2005 and total 14 of our 21 wholly-owned properties, representing approximately 75% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties acquired in 2004, namely, 750 Third Avenue (July 2004) and 625 Madison Avenue (October 2004) and in 2005, namely, 28 West 44th Street (February 2005), One Madison Avenue-Clock Tower (April 2005), 19 West 44th Street (June 2005), 141 Fifth Avenue (August 2005), 1604 Broadway (November 2005) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale in 2004, namely 1466 Broadway and 17 Battery Place and in 2005, namely, 1414 Avenue of the Americas, are excluded from the following discussion.  In 2006, 286 Madison Avenue, 290 Madison Avenue and 1140 Avenue of the Americas were classified as held for sale.  They have also been excluded from the following discussion.

Rental Revenues (in millions)	2005	2004	$ Change	% Change
Rental revenue	$285.3	$229.6	$55.7	24.3%
Escalation and reimbursement revenue	55.7	41.8	13.9	33.3
Total	$341.0	$271.4	$69.6	25.6%

Same-Store Properties	$270.6	$259.5	$11.1	4.3%
Acquisitions	69.4	12.9	56.5	438.0
Other	1.0	(1.0)	2.0	200.0
Total	$341.0	$271.4	$69.6	25.6%

Occupancy in the Same-Store Properties decreased slightly from 95.9% at December 31, 2004 to 95.8% at December 31, 2005.  The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2005 compared to a partial period or not being included in 2004.

At December 31, 2005, we estimated that the current market rents on our wholly-owned properties were approximately 18.7% higher than then existing in-place fully escalated rents.  Approximately 6.7% of the space leased at our wholly-owned properties expires during 2006.  We believe that occupancy rates at the Same-Store Properties will range between approximately 96% and 97% in 2006.

The increase in escalation and reimbursement revenue was primarily due to the recoveries at the Same-Store Properties ($6.3 million), and the Acquisitions ($7.4 million) and in Other ($0.4 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($3.3 million), operating expense recoveries ($1.5 million) and real estate tax recoveries ($1.5 million).

Investment and Other Income (in millions)	2005	2004	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$49.3	$44.0	$5.3	12.1%
Investment and preferred equity income	45.0	39.1	5.9	15.1
Other	38.1	18.5	19.6	106.0
Total	$132.4	$101.6	$30.8	30.3%

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

Property Operating Expenses (in millions)	2005	2004	$ Change	% Change
Operating expenses	$99.5	$80.1	$19.4	24.2%
Real estate taxes	58.0	45.6	12.4	27.2
Ground rent	19.3	15.8	3.5	22.2
Total	$176.8	$141.5	$35.3	25.0%

Same-Store Properties	$138.1	$127.6	$10.5	8.2%
Acquisitions	28.4	4.0	24.4	610.0
Other	10.3	9.9	0.4	4.0
Total	$176.8	$141.5	$35.3	25.0%

Same-Store Properties operating expenses, excluding real estate taxes ($2.8 million), increased approximately $7.7 million.  There were increases in advertising, insurance, and condominium management costs ($0.7 million), repairs, maintenance and payroll expenses ($2.1 million), and utilities ($5.5 million).  This was partially offset by a decrease in ground rent ($0.6 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($3.0 million) due to higher assessed property values and the Acquisitions ($9.7 million).

Other Expenses (in millions)	2005	2004	$ Change	% Change
Interest expense	$81.8	$64.9	$16.9	26.0%
Depreciation and amortization expense	58.6	46.2	12.4	26.8
Marketing, general and administrative expenses	44.2	30.3	13.9	45.9
Total	$184.6	$141.4	$43.2	30.6%

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

Marketing, general and administrative expenses represented 10.4% of total revenues in 2005 compared to 9.2% in 2004.  The increase in marketing, general and administrative expenses are primarily due to the increased headcount at the Company and GKK Manager LLC.

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

Cash Flows

Cash and cash equivalents were $117.2 million and $24.1 million at December 31, 2006 and December 31, 2005, respectively, representing an increase of $93.1 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2006	2005	Increase (Decrease)

Net cash provided by operating activities	$225,644	$138,398	$87,246
Net cash used in investing activities	$(786,912)	$(465,674)	$(321,238)
Net cash provided by financing activities	$654,342	$315,585	$338,757

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2006, our portfolio was 97.0% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(137,045)
Capital expenditures and capitalized interest	(3,644)
Escrow cash-capital improvements/acquisition deposits	(191,559)
Joint venture investments	(39,152)
Distributions from joint ventures	(110,709)
Proceeds from sales of real estate	143,778
Structured finance and other investments	17,093

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans or construction loans. During the year ended December 31, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(281,738)
Repayments under our debt obligations	(180,140)
Net proceeds from sale of common stock	800,269
Other financing activities	23,771
Dividends and distributions paid	(23,406)

Capitalization

As of December 31, 2006, we had 49,839,636 shares of common stock, 2,693,900 units of limited partnership interest in our Operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In 2006, in two offerings, we sold 6,498,100 shares of our common stock.  The net proceeds from these offerings (approximately $800.3 million) were used to pay down our unsecured revolving credit facility and fund new investments.

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

During the years ended December 31, 2006 and 2005, we issued approximately 132,000 and 338,000 shares of our common stock and received approximately $13.0 million and $20.4 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors has adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return, or baseline return, during the measurement period over a base share price of $30.07 per share before any restricted stock awards are granted.  Plan participants will receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 1997 Stock Option and Incentive Plan, as amended, which was previously approved through a shareholder vote in May 2002.  We will record the expense of the restricted stock award in accordance with Financial Accounting Standards Board, or FASB, Statement No. 123-R, or SFAS 123-R, “Share Based Payment”.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $0.65 million, related to this plan was recorded during each of the years ended December 31, 2006, 2005 and 2004, respectively.

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

On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership, that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at our election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $2.0 million and $0.3 million of compensation expense during the year ended December 31, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units are granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $1.1 million of compensation expense during the year ended December 31, 2006 in connection with the 2006 Outperformance Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 4,375,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At December 31, 2006, approximately 1.1 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 1.4 million shares if all shares available under the 2005 Plan were issued as five-year options.

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

During the year ended December 31, 2006, approximately 5,200 phantom stock units were earned.  As of December 31, 2006, there were approximately 10,600 phantom stock units outstanding.

Market Capitalization

At December 31, 2006, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loans and trust preferred securities (including our share of joint venture debt of approximately $1.2 billion) represented 29.5% of our combined market capitalization of approximately $10.3 billion (based on a common stock price of $132.78 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2006).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, term loans and trust preferred securities outstanding at December 31, 2006 and 2005, respectively (in thousands).

	December 31,
Debt Summary:	2006	2005
Balance
Fixed rate	$1,026,714	$770,141
Variable rate — hedged	485,000	485,000
Total fixed rate	1,511,714	1,255,141
Variable rate	291,665	196,111
Variable rate—supporting variable rate assets	12,000	91,000
Total variable rate	303,665	287,111
Total	$1,815,379	$1,542,252

Percent of Total Debt:
Total fixed rate	83.3%	81.4%
Variable rate	16.7%	18.6%
Total	100.0%	100.00%

Effective Interest Rate for the Year:
Fixed rate	5.75%	5.63%
Variable rate	6.57%	5.07%
Effective interest rate	5.93%	5.54%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.32% and 4.39% at December 31, 2006 and 2005, respectively).  Our consolidated debt at December 31, 2006 had a weighted average term to maturity of approximately 5 years.

Certain of our structured finance investments, totaling $12.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2006.

Mortgage Financing

As of December 31, 2006, our total mortgage debt (excluding our share of joint venture debt of approximately $1.2 billion) consisted of approximately $0.9 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.25% and approximately $263.7 million of variable rate debt with an effective weighted average interest rate of approximately 7.07%.

Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  In January 2007, we exercised our option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, and is currently 110 basis points.  The facility has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no outstanding balance at December 31, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $15.5 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  As of December 31, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable 30-day LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in annual weighted average interest rate on the unsecured term loan was 5.0% for the year ended December 31, 2006.  The term loan includes certain restrictions and covenants (see restrictive covenants below).

We also have a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  The loan matures in May 2010.  This term loan has a floating rate of 125 basis points over the current 30-day LIBOR rate.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  This loan carried an effective all-in annual weighted average interest rate of 5.34% for the year ended December 31, 2006.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at December 31, 2006 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2006 and 2005, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2006 and 2005, would increase our annual interest cost by approximately $2.9 million and $2.7 million and would increase our share of joint venture annual interest cost by approximately $6.7 million and $6.0 million, respectively.

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

Approximately $1.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of December 31, 2006 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of December 31, 2006 are as follows (in thousands):

	Property Mortgages	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Capital Lease	Ground Leases	Estimated Interest Expense	Total	Joint Venture Debt
2007	$94,400	$—	$—	$1,416	$20,696	$107,442	$223,954	$456,823
2008	264,033	—	1,766	1,416	20,696	94,341	382,252	59,024
2009	22,078	—	327,648	1,416	20,696	75,016	446,854	6,573
2010	115,972	—	195,586	1,451	20,697	54,576	388,282	83,558
2011	9,429	—	—	1,555	19,959	43,876	74,819	78,810
Thereafter	684,467	—	100,000	50,314	356,355	138,690	1,329,826	524,352
	$1,190,379	$—	$625,000	$57,568	$459,099	$513,941	$2,845,987	$1,209,140

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

Capital Expenditures

We estimate that for the year ending December 31, 2007, we will incur, inclusive of the Reckson assets, approximately $170.7 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $41.3 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facility, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period and thereafter through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.80 per share, we would pay approximately $165.7 million in dividends to our common stockholders.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $13.6 million, $11.0 million and $8.9 million for three years ended December 31, 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, New York, New York pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000.  This space is now leased on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease was offset against a consulting fee, of $11,025 per month; an affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.  This consulting agreement was cancelled in July 2006.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $205,000 in 2006, $209,000 in 2005 and $258,000 in 2004.

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bore interest at the applicable federal rate per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan was forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  As a result of the performance goals being met, this loan was forgiven in January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) was forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  This loan was forgiven in 2006.

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

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. The property coverage has a blanket limit of $600.0 million per occurrence for all the properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007. The new property policies incorporate our newly formed Belmont Insurance Company, or Belmont, a captive insurance company which we formed and which received its license to underwrite insurance in New York State, in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2,000,000 annual aggregate loss limit. We have secured an insurer to protect against catastrophic liability losses.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with the Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We, together with Gramercy, own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC. We monitor the coverage provided by Credit Suisse Securities (USA) LLC to make sure that our asset is adequately protected. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct insurer with respect to a portion of our terrorism coverage and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

FFO for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income available to common stockholders	$200,844	$137,544	$193,172
Add:
Depreciation and amortization	75,085	58,649	46,206
Minority interest	11,116	6,620	5,320
FFO from discontinued operations	5,172	9,002	19,226
FFO adjustment for unconsolidated joint ventures	34,049	30,412	23,817
Less:
Income from discontinued operations	(4,217)	(6,505)	(12,277)
Gain on sale of discontinued operations	(93,976)	(33,875)	(90,370)
Gain on sale of joint venture property/ partial interest	(3,451)	(11,550)	(22,012)
Depreciation on non-rental real estate assets	(988)	(784)	(705)
Funds from Operations - available to common stockholders	223,634	189,513	162,377
Dividends on convertible preferred shares	—-	—-	—-
Funds from Operations - available to all stockholders	$223,634	$189,513	$162,377
Cash flows provided by operating activities	$225,644	$138,398	$164,458
Cash flows used in investing activities	$(786,912)	$(465,674)	$(269,045)
Cash flows provided by financing activities	$654,342	$315,585	$101,836

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

Recently Issued Accounting Pronouncements

The Recently Issued Accounting Pronouncements are discussed in Note 2, “Significant Accounting Policies-Recently Issued Accounting Pronouncements” in the accompanying financial statements.

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

•                  adverse changes in the real estate markets, including increasing vacancy, decreasing rental revenue and increased insurance costs;

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

•                  legislative or regulatory changes adversely affecting REIT’s and the real estate business; and

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2006 (in thousands):

		Long-Term Debt		Average	Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Interest Rate	Amount	Weighted Yield
2007	$83,943	5.92%	$10,457	7.01%	$44,500	12.36%
2008	12,591	5.82%	253,208	6.95%	28,500	8.86%
2009	349,726	5.82%	—-	6.65%	39,000	10.15%
2010	271,558	5.82%	40,000	6.65%	3,911	10.01%
2011	9,429	5.56%	—-	—-%	—-	10.15%
Thereafter	784,467	5.64%	—-	—-%	329,115	10.15%
Total	$1,511,714	5.72%	$303,665	6.82%	$445,026	10.28%
Fair Value	$1,495,124		$303,665		$445,026

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2006 (in thousands):

		Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2007 (1)	$5,834	5.98%	$450,989	6.53%
2008	6,125	5.98%	52,900	6.62%
2009	6,573	5.97%	—-	6.50%
2010	36,308	5.97%	47,250	6.50%
2011	8,810	5.98%	70,000	6.98%
Thereafter	524,352	5.94%	—-	—-%
Total	$588,002	5.96%	$621,139	6.55%
Fair Value	$590,432		$621,139

(1)          Included in this item is $63,250 based on the contractual maturity date of the debt on 1250 Broadway. This loan has two-year as-of-right extension options.  Also included is $343,750 based on the contractual maturity date of the debt on 1515 Broadway.  This loan has three one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2006 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Term loan	LIBOR	$65,000	4.330%	9/2006	6/2008	$691
Interest Rate Swap	Term loan	LIBOR	100,000	4.060%	12/2003	12/2007	1,037
Interest Rate Swap	Term loan	LIBOR	35,000	4.113%	12/2004	6/2008	479
Interest Rate Swap	Term loan	LIBOR	100,000	4.650%	5/2006	12/2008	693
Interest Rate Swap	Term loan	LIBOR	125,000	4.352%	9/2006	8/2009	1,945
Interest Rate Swap	Term loan	LIBOR	60,000	3.770%	5/2005	1/2007	10
Interest Rate Swap	Term loan	LIBOR	—-	4.364%	1/2007	5/2010	1,079
Interest Rate Cap	Mortgage	LIBOR	12,580	6.600%	8/2005	9/2007	—-
Interest Rate Cap	Mortgage	LIBOR	112,700	6.000%	7/2006	8/2008	23
Interest Rate Cap	Mortgage	LIBOR	175,000	6.000%	9/2006	9/2007	1
Interest Rate Swap	Future financing	LIBOR	150,000	5.125%	1/2007	1/2017	422
Interest Rate Swap	Future financing	LIBOR	200,000	5.073%	1/2007	1/2017	1,370
Total Consolidated Hedges			$1,135,280				$7,750

In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt.  All these interest rate caps were out of the money and had no value at December 31, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2006

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SL Green Realty Corp.

We have audited management’s assessment, included in the accompanying Item 9A.  Controls and Procedures “—Management’s Report on Internal Control over Financial Reporting,” that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  SL Green Realty Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SL Green Realty Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, SL Green Realty Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SL Green Realty Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of SL Green Realty Corp. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of SL Green Realty Corp.

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index as Item 15(a)(2).  These financial statements and schedule are the responsibility of SL Green Realty Corp.’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SL Green Realty Corp. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, SL Green Realty Corp. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SL Green Realty Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
February 28, 2007

SL Green Realty Corp.
Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	December 31,
	2006	2005
Assets
Commercial real estate properties, at cost:
Land and land interests	$439,986	$288,239
Building and improvements	2,111,970	1,440,584
Building leasehold and improvements	490,995	481,891
Property under capital lease	12,208	12,208
	3,055,159	2,222,922
Less: accumulated depreciation	(279,436)	(219,295)
	2,775,723	2,003,627
Cash and cash equivalents	117,178	24,104
Restricted cash	252,272	60,750
Tenant and other receivables, net of allowance of $11,079 and $9,681 in 2006 and 2005, respectively	34,483	23,722
Related party receivables	7,195	7,707
Deferred rents receivable, net of allowance of $10,925 and $8,698 in 2006 and 2005, respectively	96,624	75,294
Structured finance investments, net of discount of $14,804 and $1,537 in 2006 and 2005, respectively	445,026	400,076
Investments in unconsolidated joint ventures	686,069	543,189
Deferred costs, net	97,850	79,428
Other assets	119,807	91,880
Total assets	$4,632,227	$3,309,777

Liabilities and Stockholders’ Equity
Mortgage notes payable	$1,190,379	$885,252
Revolving credit facilities	—	32,000
Term loans	525,000	525,000
Accrued interest payable	10,008	7,711
Accounts payable and accrued expenses	138,181	87,390
Deferred revenue/gain	43,721	25,691
Capitalized lease obligation	16,394	16,260
Deferred land leases payable	16,938	16,312
Dividend and distributions payable	40,917	31,103
Security deposits	27,913	24,556
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	2,109,451	1,751,275

Commitments and Contingencies	—	—

Minority interest in Operating partnership	71,731	74,049
Minority interests in other partnerships	56,162	25,012

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2006 and 2005, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2006 and 2005, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 49,840 and 42,456 issued and outstanding at December 31, 2006 and 2005, respectively	498	425
Additional paid-in-capital	1,809,893	959,858
Accumulated other comprehensive income	13,971	15,316
Retained earnings	322,219	235,540
Total stockholders’ equity	2,394,883	1,459,441
Total liabilities and stockholders’ equity	$4,632,227	$3,309,777

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements Of Income
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues
Rental revenue, net	$365,135	$285,317	$229,639
Escalation and reimbursement	68,053	55,740	41,755
Preferred equity and investment income	61,982	44,989	39,094
Other income	57,107	38,143	18,517
Total revenues	552,277	424,189	329,005
Expenses
Operating expenses including $13,594 (2006) $10,119 (2005) and $8,956 (2004) to affiliates	125,912	99,465	80,092
Real estate taxes	75,204	58,036	45,632
Ground rent	20,150	19,250	15,831
Interest	96,349	77,353	61,636
Amortization of deferred financing costs	4,425	4,461	3,275
Depreciation and amortization	75,085	58,649	46,206
Marketing, general and administrative	65,741	44,215	30,279
Total expenses	462,866	361,429	282,951
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	89,411	62,760	46,054
Equity in net income of unconsolidated joint ventures	40,780	49,349	44,037
Income from continuing operations before gain on sale, minority interest, and discontinued operations	130,191	112,109	90,091
Equity in net gain on sale of interest in unconsolidated joint venture	—-	11,550	22,012
Gain on sale of partial interest	3,451	—-	—-
Minority interest in other partnerships	(5,210)	(809)	—-
Minority interest in Operating partnership attributable to continuing operations	(5,906)	(5,811)	(5,320)
Income from continuing operations	122,526	117,039	106,783
Net income from discontinued operations, net of minority interest	4,217	6,505	12,277
Gain on sale of discontinued operations, net of minority interest	93,976	33,875	90,370
Net income	220,719	157,419	209,430
Preferred stock dividends	(19,875)	(19,875)	(16,258)
Net income available to common stockholders	$200,844	$137,544	$193,172
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$2.22	$2.04	$1.75
Net income from discontinued operations	0.09	0.16	0.31
Gain on sale of discontinued operations	2.11	0.81	2.31
Gain on sale of joint venture property/ partial interest	0.08	0.28	0.56
Net income available to common stockholders	$4.50	$3.29	$4.93
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$2.17	$2.01	$1.72
Net income from discontinued operations	0.09	0.15	0.30
Gain on sale of discontinued operations	2.05	0.79	2.22
Gain on sale of joint venture property/ partial interest	0.07	0.25	0.51
Net income available to common stockholders	$4.38	$3.20	$4.75
Basic weighted average common shares outstanding	44,593	41,793	39,171
Diluted weighted average common shares and common share equivalents outstanding	48,495	45,504	43,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Stockholders’ Equity
(Amounts in thousands, except per share data)

			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2003	$151,981	$—	36,016	$360	$720,436	$(961)	$78,966	$950,782	$
Comprehensive Income:
Net income							209,430	209,430	209,430
Net unrealized gain on derivative instruments						6,608		6,608	6,608
SL Green’s share of joint venture net unrealized gain on derivative instruments									2,155
Preferred dividends							(16,258)	(16,258)
Redemption of units			81	1	1,912			1,913	—
Proceeds from dividend reinvestment plan			195	2	7,728			7,730
Deferred compensation plan & stock award, net			353	4	(3)			1	—
Amortization of deferred compensation plan					7,317			7,317
Net proceeds from common stock offerings			3,150	31	138,599			138,630	—
Net proceeds from preferred stock offerings		96,321						96,321
Proceeds from stock options exercised			1,081	11	25,372			25,383
Stock-based compensation — fair value					979			979
Cash distributions declared ($2.04 per common share of which none represented a return of capital for federal income tax purposes)							(80,956)	(80,956)

Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$902,340	$5,647	$191,182	$1,347,880	$218,193
Comprehensive Income:
Net income							157,419	157,419	157,419
Net unrealized gain on derivative instruments						9,669	9,669	9,669
SL Green’s share of joint venture net unrealized loss on derivative instruments									(667)
Preferred dividends							(19,875)	(19,875)
Redemption of units			104	1	3,160			3,161
Proceeds from dividend reinvestment plan			338	3	20,378			20,381
Deferred compensation plan & stock award, net			251	3	1,859			1,862
Amortization of deferred compensation plan					4,220			4,220
Proceeds from stock options exercised			887	9	24,172			24,181
Stock-based compensation — fair value					3,729			3,729
Cash distributions declared ($2.22 per common share of which none represented a return of capital for federal income tax purposes)							(93,186)	(93,186)

Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$15,316	$235,540	$1,459,441	$166,421
Comprehensive Income:
Net income							220,719	220,719	$220,719
Net unrealized gain on derivative instruments						(1,345)		(1,345)	(1,345)
SL Green’s share of joint venture net unrealized loss on derivative instruments									1,281
Preferred dividends							(19,875)	(19,875)
Redemption of units			214	2	6,520			6,522
Proceeds from dividend reinvestment plan			132	1	12,965			12,966
Deferred compensation plan & stock award, net			94	1	302			303
Amortization of deferred compensation plan					10,068			10,068
Net proceeds from common stock offering			6,498	64	800,200			800,264
Proceeds from stock options exercised			446	5	14,452			14,457
Stock-based compensation — fair value					5,528			5,528
Cash distributions declared ($2.50 per common share of which none represented a return of capital for federal income tax purposes)							(114,165)	(114,165)

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$13,971	$322,219	$2,394,883	$220,655

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements Of Cash Flows
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Operating Activities
Net income	$220,719	$157,419	$209,430
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	6,249	4,522	12,262
Depreciation and amortization	79,510	63,110	49,481
Gain on sale of discontinued operations	(93,976)	(35,900)	(95,680)
Equity from net income from unconsolidated joint ventures	(40,780)	(49,349)	(44,037)
Distributions of cumulative earnings of unconsolidated joint ventures	70,692	48,300	48,194
Equity in gain on sale of unconsolidated joint venture/ partial interest	(3,451)	(11,550)	(22,012)
Minority interest	11,116	5,811	5,320
Deferred rents receivable	(12,398)	(15,645)	(7,741)
Other non-cash adjustments	9,105	3,663	8,495
Changes in operating assets and liabilities:
Restricted cash — operations	(9,402)	(11,772)	3,430
Tenant and other receivables	(12,159)	(8,275)	(5,553)
Related party receivables	512	(2,680)	215
Deferred lease costs	(15,583)	(16,863)	(16,409)
Other assets	(20,416)	(17,295)	(2,348)
Accounts payable, accrued expenses and other liabilities	43,417	26,264	25,528
Deferred revenue and land lease payable	(7,511)	(1,362)	(4,117)
Net cash provided by operating activities	225,644	138,398	164,458
Investing Activities
Acquisitions of real estate property	(572,785)	(435,740)	(388,157)
Additions to land, buildings and improvements	(52,357)	(48,713)	(31,295)
Restricted cash — capital improvements/acquisitions	(184,120)	7,439	(2,127)
Investments in unconsolidated joint ventures	(166,892)	(127,740)	(79,827)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	41,848	152,557	144,950
Net proceeds from disposition of rental property	203,451	59,673	220,300
Structured finance and other investments net of repayments/participations	(56,057)	(73,150)	(132,889)
Net cash used in investing activities	(786,912)	(465,674)	(269,045)
Financing Activities
Proceeds from mortgage notes payable	329,668	436,051	—
Repayments of mortgage notes payable	(367,670)	(165,275)	(3,395)
Proceeds from revolving credit facilities and term loans	749,645	925,000	840,900
Repayments of revolving credit facilities and term loans	(781,645)	(803,900)	(908,578)
Proceeds from stock options exercised and dividend reinvestment plan	14,457	24,184	25,383
Net proceeds from sale of common/preferred stock	800,269	—	234,951
Other financing activities	35,941	17,909	274
Dividends and distributions paid	(118,146)	(94,740)	(85,240)
Deferred loan costs	(8,177)	(23,644)	(2,459)
Net cash provided by financing activities	654,342	315,585	101,836
Net increase (decrease) in cash and cash equivalents	93,074	(11,691)	(2,751)
Cash and cash equivalents at beginning of period	24,104	35,795	38,546
Cash and cash equivalents at end of period	$117,178	$24,104	$35,795
Supplemental cash flow disclosures
Interest paid	$102,581	$74,136	$61,716
Income taxes paid	$1,356	$1,849	$—

In December 2006 2005 and 2004, the Company declared quarterly distributions per share of $0.70, $0.60 and $0.54, respectively.  These distributions were paid in January 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Notes to Consolidated Financial Statements
December 31, 2006

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of December 31, 2006, minority investors held, in the aggregate, a 5.1% limited partnership interest in the operating partnership.

As of December 31, 2006, our wholly-owned properties consisted of 20 commercial office properties encompassing approximately 10.1 million rentable square feet located primarily in midtown Manhattan, a borough of New York City, or Manhattan.  As of December 31, 2006, the weighted average occupancy (total leased square feet divided by total available square feet) of the wholly-owned properties was 96.9%.  Our portfolio also includes ownership interests in unconsolidated joint ventures, which own eight commercial office properties in Manhattan, encompassing approximately 8.9 million rentable square feet, and which had a weighted average occupancy of 97.1% as of December 31, 2006.  We also own 516,000 square feet of retail (eight) and development (one) properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51,” and FIN 46, “Interpretation No. 46R,” or FIN 46R.  See Note 5, Note 6 and Note 7.  Entities, which we do not control, and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  The interest that we do not own is included in Minority Interest-Other Partnerships on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $66.9 million, $52.5 million and $41.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at December 31, 2006 and 2005.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $2.2 million, $1.2 million and $62,000 in rental revenue for the years ended December 31, 2006, 2005 and 2004, respectively, for the amortization of aggregate below market rents in excess of above market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $777,000, $715,000 and $657,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2007	$2,626
2008	2,622
2009	2,374
2010	1,874
2011	1,558
Thereafter	2,757
$13,811

Cash and Cash Equivalents

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting as we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.  See Note 6.

Restricted Cash

Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $3.5 million, $2.3 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2006 or 2005.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s paid approximately $1.4 million and $1.8 million in Federal, state and local taxes in 2006 and 2005, respectively.

Underwriting Commissions and Costs

Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 14.  Prior to 2003, we accounted for this plan under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost was reflected in net income prior to January 1, 2003, as all awards granted under such plan had an intrinsic value of zero on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”  Under the prospective method of adoption we selected under the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” the recognition provisions apply to all employee awards granted, modified, or settled after January 1, 2003.  In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Shared Based Payment,” revised, or SFAS No. 123-R.  SFAS No. 123-R was effective for us commencing in the first quarter of 2006.  SFAS No. 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock-based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair-value based method in SFAS No. 123-R is similar to the fair-value based method in SFAS No. 123 in most respects, subject to certain key differences.  The adoption of SFAS No. 123-R did not have a material impact on us, as we have applied the fair value method of accounting for stock-based compensation since January 1, 2003.

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the business day on the grant date.  Awards of stock, restricted stock or employee loans to purchase stock, which may be forgiven over a period of time, are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2006, 2005 and 2004.

	2006	2005	2004
Dividend yield	2.33%	3.60%	5.00%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.76%	4.13%	4.00%
Expected stock price volatility	17.76%	15.58%	14.40%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income available to common stockholders	$200,844	$137,544	$193,172
Deduct stock option expense-all awards	(2,897)	(4,137)	(1,677)
Add back stock option expense included in net income	1,862	3,079	331
Allocation of compensation expense to minority interest	154	233	93
Pro forma net income available to common stockholders	$199,963	$136,719	$191,919
Basic earnings per common share-historical	$4.50	$3.29	$4.93
Basic earnings per common share-pro forma	$4.48	$3.27	$4.90
Diluted earnings per common share-historical	$4.38	$3.20	$4.75
Diluted earnings per common share-pro forma	$4.36	$3.18	$4.71

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, the tenants located in these buildings operate in various industries.  Other than one tenant at 1515 Broadway who contributed approximately 7.9% of our annualized rent, no single tenant in the portfolio contributed more than 4.4% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2006.  Approximately 14%, 10%, 9% and 9% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street, 625 Madison Avenue and 485 Lexington Avenue respectively, for the year ended December 31, 2006.  Approximately 15%, 11% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2005.  Approximately 16%, 12% and 10% of our annualized rent was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2004.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2006.  Currently 75.1% of our workforce which service substantially all of our properties is covered by three collective bargaining agreements.

Reclassification

Certain prior year balances have been reclassified to conform to the current year presentation and to comply with SFAS No. 144.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB No. 133 and 140.”  The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  We believe that the adoption of this standard on January 1, 2007 will not have a material effect on our consolidated financial statements.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. We are evaluating FIN 48, but do not believe it will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or SAB 108, which becomes effective beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. We believe that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

3.  Property Acquisitions

2006 Acquisitions

TIn January 2006, we, through a joint venture with Jeff Sutton, acquired the fee interests in three adjoining buildings at 25-27 and 29 West 34PthP Street for an aggregate purchase price of $30.0 million, excluding closing costs. The buildings comprise approximately 50,900 square feet. We own approximately 50% of the equity in the joint venture. TWe loaned approximately $13.3 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.  Effective December 2006, we deconsolidated 25 West 34th Street.

In March 2006, we entered into a long term operating net leasehold interest in 521 Fifth Avenue — a 40-story, 460,000-square-foot office building — with an ownership group led by RFR Holding LLC, which retained fee ownership of the property.  We also purchased an option to acquire fee ownership of the property in five years for $15.0 million.  Assuming we exercise our option, the total cost would be $225.0 million. The acquisition was financed with a $140.0 million loan and proceeds drawn under our revolving credit facility.  The loan, which was for two years and bore interest at the London Interbank Offered Rate, or LIBOR, plus 162.5 basis points, was replaced in April with a five-year loan that bears interest at LIBOR plus 100 basis points.  In December 2006, we sold a 49.9% partnership interest to the City Investment Fund, or CIF.  This sale valued the property at $240.0 million.  We recognized a gain on the sale of approximately $3.5 million.  The loan was also assigned to the joint venture.  See Note 6.

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J.  The acquisition was funded with an $86.0 million interest-only mortgage, which was to mature in June 2007 and carried an interest rate of 215 basis points over the 30-day LIBOR.  This mortgage was acquired by Gramercy in March 2006.  In June 2006, the mortgage was repaid and replaced with a $190.0 million, ten-year interest-only mortgage with a fixed interest rate of 5.75%.  The property is net-leased to a single tenant until 2023.  In connection with the refinancing, the joint venture distributed out all the capital and preferred return to its majority partner.  This resulted in our interest increasing from 10% to 50%.  Simultaneous with the refinancing, Gramercy acquired a 49.75% interest from the other partners.  These interests are held as tenant-in-common interests.  This transaction valued the property at $236.0 million.  As we no longer expect to sell our interest within the next twelve months, we have reclassified this investment out of assets and liabilities held for sale on the balance sheet.  See Note 6.

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

In September 2006, we, along with Jeff Sutton, were able to consolidate several partnership interests totaling 92.25% in the retail portion and one floor of office space at 717 Fifth Avenue. 717 Fifth Avenue has 47,000 square feet of rentable retail space, approximately 90% of which is currently occupied.  This transaction, which valued the property at $235.0 million, was financed with our investment of approximately $46.0 million and a $175.0 million loan from a third party at a blended rate of LIBOR plus 160 basis points.  We also have an option to acquire up to 33% of the ownership interests in the property.  In January 2007, we exercised a portion of the option and acquired a 25% ownership interest in the property.  We are consolidating our investment in 717 Fifth Ave. due to our significant economic interest resulting from the financing we provided.

In December 2006, we purchased interests in 485 Lexington Avenue from our partners, CIF and The Witkoff Group, or Witkoff, resulting in majority ownership and control of the property. As a result of the acquisition of interests from CIF and Witkoff, our direct ownership interest in 485 Lexington Avenue increased to 87%.  The transaction valued the property at approximately $578.0 million compared to $225.0 million when first acquired in 2004.  In addition, we originated a loan secured by CIF’s remaining ownership stake.  We also acquired an option from CIF to purchase its remaining equity interest. This investment was reviously accounted for under the equity method.

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

In April 2005, we acquired the fee interest in One Madison Avenue for approximately $919.0 million, excluding closing costs.  The property consists of two contiguous buildings, the South Building and the North Tower totaling approximately 1.44 million square feet.  We entered into a joint venture agreement with Gramercy, whereby we own a 55% interest in the 1.176 million square foot South Building, which is occupied almost entirely by Credit Suisse Securities (USA) LLC pursuant to a lease that expires in 2020.

We, along with Gramercy, acquired the South Building on a pari passu basis for approximately $803.0 million.  This was financed in part through a $690.0 million mortgage on the South Building.  We, along with Credit Suisse Securities (USA) LLC, will share equally in the profits from a planned conversion of the Clock Tower from office use to residential condominiums.  The Clock Tower was acquired for approximately $116.0 million and was financed in part by a $115.0 million loan facility of which we drew down approximately $98.3 million at closing.  This loan was refinanced in November 2005.  In March 2006 we sold a 40% interest in the venture.  See Note 6.

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

In July 2005, we, through a joint venture with Jeff Sutton, acquired the fee interests in two adjoining buildings at 1551 and 1555 Broadway and in a third building at 21 West 34th Street, or 21 West, for an aggregate purchase price of $102.5 million, excluding closing costs. The buildings comprise approximately 43,700 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $103.9 million credit facility to finance the acquisition and redevelopment of these three properties. The loan, which will bear interest at 200 basis points over the 30-day LIBOR, is for three years. At closing, the joint venture drew approximately $85.4 million to fund the acquisition. This loan is non-recourse to us.  The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the properties.  We loaned approximately $10.2 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we are the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.  In November 2006, 21 West was leased to Apple Inc. under a long-term net lease arrangement.  In connection with this lease, the property was released as collateral from its original mortgage and a new $100.0 million, ten-year financing secured by this property, was put in place.  As a result of this refinancing, Jeff Sutton was paid his incentive fee and repaid his loan, along with accrued interest, to us.  As we are no longer the primary beneficiary of this investment, effective November 2006, we are accounting for this investment under the equity method of accounting.

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

In November 2005, we, through a joint venture with Jeff Sutton, acquired a controlling leasehold interest in 1604 Broadway — a retail property located in Manhattan’s Times Square for approximately $4.4 million. The joint venture acquired a 90% interest in the 41,100-square-foot Times Square building.  The property is subject to a ground lease that was extended from 2019 to 2036 as part of the transaction. We have a 50% interest in the joint venture with Jeff Sutton. We have the opportunity to earn incentive fees based upon the financial performance of the property. We loaned approximately $1.6 million to Jeff Sutton to fund a portion of his equity.  This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

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

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the years ended December 31, 2006 and 2005 as though the acquisitions of 28 West 44th Street (February 2005) and 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue and the July and November 2006 common stock offerings as well as the acquisition of Reckson Associates Realty Corp. (See Note 23) were completed on January 1, 2005.  The supplemental pro forma operating data is not necessarily indicative of what our actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through December 31, 2006.  We accounted for the acquisition of assets utilizing the purchase method of accounting.

	2006	2005
Pro forma revenues	$978,018	$839,716
Pro forma net income	$165,440	$102,565
Pro forma earnings per common share-basic	$2.82	$1.79
Pro forma earnings per common share and common share equivalents-diluted	$2.78	$1.76
Pro forma common shares-basic	58,680	57,313
Pro forma common share and common share equivalents-diluted	62,582	61,024

4.  Property Dispositions and Assets Held for Sale

In July 2006, we sold the fee interests in 286 Madison Avenue and 290 Madison Avenue for approximately $63.0 million, excluding closing costs.  The properties are approximately 149,000 square feet.  We recognized a gain on sale of approximately $34.3 million, which is net of a $2.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In August 2006, we sold the leasehold interest in 1140 Avenue of the Americas for approximately $97.5 million, excluding closing costs.  The property is approximately 191,000 square feet.  We recognized a gain on sale of approximately $65.0 million which is net of a $3.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In December 2006, we sold to CIF a 49.9% interest in the entity that owns the leasehold interest in 521 Fifth Avenue.  The sale of the interest in the property, which encompasses approximately 460,000 square feet, valued the property at approximately $240.0 million.  This sale generated a realized gain of approximately $3.5 million. As a result of the sale, this investment is accounted for under the equity method. See Note 6.

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

At December 31, 2006, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 1414 Avenue of the Americas, which was sold in April 2005, 286 and 290 Madison Avenue, which were sold in July 2006 and 1140 Avenue of the Americas, which was sold in August 2006.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2006, 2005 and 2004 (in thousands).

	Year Ended December 31,
	2006	2005	2004
Revenues
Rental revenue	$8,497	$14,530	$31,925
Escalation and reimbursement revenues	1,942	2,961	5,529
Other income	112	64	1,600
Total revenues	10,551	17,555	39,054
Operating expense	3,294	5,144	11,857
Real estate taxes	1,834	2,873	6,546
Ground rent	249	348	348
Interest	—	188	1,074
Depreciation and amortization	719	2,108	6,230
Total expenses	6,096	10,661	26,055
Income from discontinued operations	4,455	6,894	12,999
Gain on disposition of discontinued operations	99,268	35,900	95,680
Minority interest in operating partnership	(5,530)	(2,414)	(6,032)
Income from discontinued operations, net of minority interest	$98,193	$40,380	$102,647

5.  Structured Finance Investments

During the years ended December 31, 2006 and 2005, we originated approximately $240.7 million and $148.1 million in structured finance and preferred equity investments (net of discount), respectively.  There were also approximately $195.7 million and $98.1 million in repayments and participations during those years, respectively.  At December 31, 2006, 2005 and 2004 all loans were performing in accordance with the terms of the loan agreements.

As of December 31, 2006 and 2005, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted-average current yield of approximately 9.5% (in thousands):

Loan Type	Gross Investment	Senior Financing	2006 Principal Outstanding	2005 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	29,750	225,000	31,226	30,249	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan	60,000	205,000	58,013	—	February 2016
Mezzanine Loan	25,000	200,000	25,000	—	May 2016
Mezzanine Loan	35,000	165,000	33,082	—	October 2016
Mezzanine Loan (6)	75,000	4,200,000	64,100	—	December 2016
Mezzanine Loan (1) (3) (4)	—	—	—	13,927	—
Mezzanine Loan	—	—	—	20,000	—
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (3)	4,000	44,000	3,911	3,939	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation (1)	12,000	73,000	12,000	—	June 2007
Junior Participation (4)	—	—	—	36,000	—
Junior Participation (4)	—	—	—	25,000	—
Junior Participation (1)(5)	—	—	—	5,336	June 2014
	$342,250	$5,772,500	$328,832	$235,951

(1)      This is a fixed rate loan.

(2)      The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)      This is an amortizing loan.

(4)      This investment was repaid during the second quarter of 2006.

(5)      This investment was redeemed in September 2006.

(6)      Gramercy holds a pari-passu interest in a mezzanine loan on this asset.

Preferred Equity Investments

As of December 31, 2006 and 2005, we held the following preferred equity investments with an aggregate weighted-average current yield of approximately 11.6% (in thousands):

Type	Gross Investment	Senior Financing	2006 Amount Outstanding	2005 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (2)	$75,000	$69,724	$3,694	$75,000	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (3)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (1)	7,000	—	7,000	—-	June 2009
Preferred equity (4)	32,500	385,000	32,500	—	July 2007
Preferred equity (5)	—	—	—	10,000	—
Preferred equity (1) (2) (5)	—	—	—	6,125	—
	$187,500	$3,103,724	$116,194	$164,125

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

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, SEB Immobilier — Investment GmbH, or SEB, Prudential Real Estate Investors, or Prudential, Ian Schrager, or Schrager, RFR Holding LLC, or RFR, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty Corporation, or Mack-Cali, Jeff Sutton, and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of December 31, 2006 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)
1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
One Park Avenue (3)	SEB	16.67%	16.67%	913	05/01	318,500
1250 Broadway (4)	SITQ	55.00%	66.18%	670	08/99	121,500
1515 Broadway (5)	SITQ	55.00%	68.45%	1,750	05/02	483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
One Madison Avenue — South Building	Gramercy	55.00%	55.00%	1,176	04/05	803,000
One Madison Avenue — Clock Tower (6)	Schrager/RFR/ Credit Suisse	30.00%	30.00%	220	04/05	116,000
379 West Broadway	Jeff Sutton	45.00%	45.00%	62	12/05	19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	127,500
800 Third Avenue (7)	Private Investors	45.01%	45.01%	526	12/06	285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	240,000

(1)    Acquisition price represents the actual or implied purchase price for the joint venture.

(2)    We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.3% of property’s annualized rent at December 31, 2006. We do not manage this joint venture.

(3)    In May 2004, Credit Suisse, through a wholly owned affiliate, acquired a 75% interest in One Park. The interest was acquired from a joint venture comprised of SITQ and us. Credit Suisse’s affiliated entity transferred its interest to SEB in April 2005. See Note 23.

(4)    As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(5)    Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 85.3% of this joint venture’s annualized rent at December 31, 2006.

(6)    In March 2006, we, along with Credit Suisse, sold a 40.0% interest in the joint venture to Schrager and RFR. They will perform the redevelopment and residential conversion of the Clock Tower. The arrangement provides Schrager and RFR with the ability to increase their ownership interest if certain performance thresholds are achieved.

(7)    We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity.

In August 2005, our joint venture with Morgan Stanley Real Estate Fund, or MSREF, sold the fee interest in 180 Madison Avenue for $92.7 million. The joint venture recognized a gain of approximately $40.0 million from the sale, of which our share was approximately $19.3 million.  Approximately $7.7 million of a gain was deferred and will be recognized upon redemption of the preferred equity investment retained in the property.  180 Madison Avenue represents the last property to be sold through our joint ventures with MSREF.  In connection with the resolution of the joint venture, we recognized an incentive fee of approximately $10.8 million.

In June 2005, we acquired substantially all of CIF’s partnership interest in the joint venture that owned 19 West 44th Street. We previously held a 35% interest in this joint venture.  See Note 3 for additional details.

In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J.  The acquisition was funded with an $84.0 million interest-only mortgage.  The mortgage, which was to mature in June 2007, carried an interest rate of 215 basis points over the 30-day LIBOR, and had three one-year as-of-right extension options.  See Note 3.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2006 and 2005, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate (1)	2006	2005

1221 Avenue of the Americas(2)	12/2010	5.86%	$170,000	$170,000
One Park Avenue	05/2014	5.80%	$238,500	$238,500
1250 Broadway(3)	08/2007	6.53%	$115,000	$115,000
1515 Broadway(4)	11/2007	6.23%	$625,000	$625,000
100 Park Avenue(5)	11/2015	6.52%	$175,000	$135,998
One Madison Avenue — South Building	05/2020	5.91%	$683,374	$687,984
379 West Broadway	12/2007	7.58%	$12,872	$12,837
One Madison Avenue — Clock Tower(6)	11/2007	6.98%	$127,323	—
Mack-Green joint venture(7)	08/2014	7.76%	$102,519	—
21 West 34th Street	12/2016	5.75%	$100,000	—
800 Third Avenue	08/2008	5.98%	$20,910	—
521 Fifth Avenue	04/2011	6.35%	$140,000	—

(1)             Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2006.

(2)             This loan has an interest rate based on the LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.

(3)             The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The loan is subject to two one-year as-of-right renewal extensions. The joint venture extended this loan for one year.

(4)             The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to three one-year as-of-right renewal options.

(5)             In October 2005, the loan was increased by $60.0 million to $175.0 million. It will mature in 2015 and carries an interest rate of approximately 6.52%. Proceeds from the refinancing will be used to redevelop the property.

(6)             The interest only loan carries an interest rate of 160 basis points over the 30-day LIBOR.

(7)             Comprised of $90.6 million variable rate debt that matures in May 2008 and $12.0 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green and 800 Third Avenue. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $9.7 million, $10.8 million and $8.4 million from these services for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a national commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  In July 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  Certain of our executive officers purchased from us shares of common stock of Gramercy issued to one of our subsidiaries as part of Gramercy’s initial capitalization prior to its initial public offering at the same price as the estimated fair value of such shares at the time of formation. As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  In January 2005, we purchased an additional 1,275,000 shares of common stock of Gramercy, increasing our total investment to approximately $68.9 million.  In September 2005, we purchased an additional 958,333 shares of common stock of Gramercy, increasing our total investment to approximately $93.6 million.  In May 2006, we purchased an additional 750,000 shares of common stock of Gramercy, increasing our total investment to approximately $113.7 million.  We currently hold 6,418,333 shares of Gramercy’s common stock.  The market value of our investment in Gramercy was approximately $198.3 million at December 31, 2006.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

At Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement).  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation.  The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager.  For the years ended December 31, 2006, 2005 and 2004, we received an aggregate of approximately $10.2 million, $6.3 million, and $1.3 million, respectively, in fees under the management agreement and $2.9 million, $0.9 million and none under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of the common stock, we, along with the Manager and other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $7.6 million, $2.3 million and none under this agreement for the years ended December 31, 2006, 2005 and 2004, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. and its investment in Gramercy.  We recorded compensation expense of approximately $2.0 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.33 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2006, 2005 and 2004, the Manager received an aggregate of approximately $3.7 million, $2.3 million and $0.6 million, respectively, under the outsourcing and asset servicing agreements.

In connection with the 5,500,000 shares of common stock that were sold on December 31, 2004 and settled on December 31, 2004 and January 3, 2005 in a private placement of Gramercy stock, Gramercy paid the Manager a fee of $1.0 million as compensation for financial advisory, structuring and other services performed on Gramercy’s behalf.

During the year ended December 31, 2006, we paid our proportionate share of an advisory fee of approximately $162,500 to Gramercy in connection with a transaction.

The Board of Directors of Gramercy elected to make an additional payment of approximately $1.6 million based upon the 2006 performance of Gramercy.

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

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at December 31, 2006 and 2005, are as follows (in thousands):

	2006	2005
Assets
Commercial real estate property, net	$3,760,477	$3,327,691
Structured finance investments	2,144,151	1,205,745
Other assets	783,754	424,468
Total assets	$6,688,382	$4,957,904

Liabilities and members’ equity
Mortgages payable	$2,605,023	$2,257,667
Other loans	2,156,662	1,068,866
Other liabilities	141,504	120,959
Members’ equity	1,785,193	1,510,412
Total liabilities and members’ equity	$6,688,382	$4,957,904
Company’s net investment in unconsolidated joint ventures	$686,069	$543,189

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy, from acquisition date through December 31, 2006 are as follows (in thousands):

	2006	2005	2004
Total revenues	$652,240	$501,079	$345,389
Operating expenses	143,852	109,566	83,249
Real estate taxes	69,922	63,634	59,545
Interest	241,481	133,723	48,839
Depreciation and amortization	78,545	71,047	56,820
Total expenses	533,800	377,970	248,453
Net income before gain on sale	$118,440	$123,109	$96,936
Company’s equity in net income of unconsolidated joint ventures	$40,780	$49,349	$44,037

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties, is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the years ended December 31, 2006, 2005 and 2004, the Service Corporation earned approximately $9.0 million, $10.5 million and $7.7 million of revenue and incurred approximately $7.6 million, $7.9 million and $6.3 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

All of the management, leasing and construction services with respect to our wholly-owned properties are conducted through SL Green Management LLC, which is 100% owned by our operating partnership.

eEmerge

In May 2000, our operating partnership formed eEmerge, Inc., a Delaware corporation, or eEmerge.  eEmerge is a separately managed, self-funded company that provides fully-wired and furnished office space, services and support to businesses.

In March 2002, we acquired all the voting common stock of eEmerge Inc.  As a result, we control all the common stock of eEmerge.  Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, in which eEmerge had a 95% interest and Eureka had a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  In 2000, ENYC entered into a 10-year lease with our operating partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan.  In 2005 ENYC entered into another 10-year lease with our operating partnership for its 21,500 square foot premises at 28 West 44PthP Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment in eEmerge as of December 31, 2006 and 2005 was approximately $3.6 million and $3.9 million, respectively.

8.  Deferred Costs

Deferred costs at December 31 consisted of the following (in thousands):

	2006	2005
Deferred financing	$28,584	$40,118
Deferred leasing	115,147	78,086
	143,731	118,204
Less accumulated amortization	(45,881)	(38,776)
Total deferred costs	$97,850	$79,428

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2006 and December 31, 2005, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (6)	2006	2005
70 West 36th Street(1)	5/2009	7.87%	$11,199	$11,414
711 Third Avenue(1)	6/2015	4.99%	120,000	120,000
420 Lexington Avenue(1)	11/2010	8.44%	115,182	117,466
673 First Avenue(1)	2/2013	5.67%	33,816	34,474
125 Broad Street(2)	10/2007	8.29%	73,985	74,787
220 East 42nd Street(1)	12/2013	5.23%	210,000	210,000
625 Madison Avenue(1)	11/2015	6.27%	101,834	102,000
55 Corporate Drive	12/2015	5.75%	95,000	—
609 Fifth Avenue(1)	10/2013	5.85%	101,807	—
609 Partners, LLC	7/2014	5.00%	63,891	—
Total fixed rate debt			926,714	670,141
One Madison Avenue — Clock Tower(3)	—	—	—	113,546
1551/1555 Broadway and 21 West 34th Street(4)	8/2008	7.31%	78,208	91,532
141 Fifth Avenue(4)	9/2007	7.58%	10,457	10,033
717 Fifth Avenue(5)	9/2008	6.93%	175,000	—
Total floating rate debt			263,665	215,111
Total mortgage notes payable			$1,190,379	$885,252

(1)             Held in bankruptcy remote special purpose entity.

(2)             This mortgage has an initial maturity date of October 2007 and a contractual maturity date of October 2030.

(3)             This mortgage was assumed by the joint venture.  See Note 6.

(4)             We own a 50% interest in the joint venture that is the borrower on these loans.  These loans are non-recourse to us.  The 2006 balance does not include 21 West as it was deconsolidated.  See Note 6.

(5)             See Note 3 for a description of our ownership interest in this property.

(6)             Effective interest rate for the quarter ended December 31, 2006.

At December 31, 2006 and 2005 the gross book value of the properties collateralizing the mortgage notes was approximately $1.6 billion and $1.2 billion, respectively.

For the years ended December 31, 2006, 2005 and 2004, we incurred approximately $96.4 million, $81.8 million and $64.9 million of interest expense, respectively, excluding approximately $8.5 million, $6.9 million and $433,000, respectively, which was capitalized.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loans and trust preferred securities and our share of joint venture debt as of December 31, 2006, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Total	Joint Venture Debt
2007	$10,602	$83,798	$—	$—	$94,400	$456,823
2008	10,825	253,208	—	1,766	265,799	59,024
2009	11,449	10,629	—	327,648	349,726	6,573
2010	11,281	104,691	—	195,586	311,558	83,558
2011	9,429	—	—	—	9,429	78,810
Thereafter	23,543	660,924	—	100,000	784,467	524,352
Total	$77,129	$1,113,250	$—	$625,000	$1,815,379	$1,209,140

Mortgage Recording Tax - Hypothecated Loan

We had a credit loan totaling approximately $250.0 million from Wachovia Bank, National Association (“Wachovia”) at December 31, 2006.  This loan was collateralized by the mortgage encumbering our interest in 485 Lexington Avenue.  The loan was also collateralized by an equivalent amount of our cash, which was held by Wachovia and invested in US Treasury securities.  Interest earned on the cash collateral was applied by Wachovia to service the loan with interest rates commensurate with that of a portfolio of six-month US Treasury securities.  We, along with Wachovia, each had the right of offset and, therefore, the loan and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 2006.  The purpose of this loan was to preserve mortgage recording tax credits for future potential refinancing for which these credits would be applicable.  At the same time, the underlying mortgage remains a bona-fide debt to Wachovia.  On January 22, 2007, we refinanced 485 Lexington Avenue at which time this mortgage was assigned to the new lender and we repaid an equivalent amount of the loan.

10.  Revolving Credit Facilities

2005 Unsecured Revolving Credit Facility

We have a $500.0 million unsecured revolving credit facility.  In January 2007, we exercised our option to increase the capacity under the 2005 unsecured revolving credit facility to $800.0 million.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio, and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no outstanding balance and carried a spread over LIBOR of 110 basis points at December 31, 2006.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $15.5 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.05% for the year ended December 31, 2006.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We have a $325.0 million unsecured term loan, which matures in August 2009.  This term loan bears interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. As of December 31, 2006, we had $325.0 million outstanding under the unsecured term loan at the rate of 140 basis points over LIBOR.  To limit our exposure to the variable LIBOR rate we entered into various swap agreements to fix the LIBOR rate on the entire unsecured term loan.  The effective all-in interest rate on the unsecured term loan was 5.00% for year ended December 31, 2006.

We have a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 125 basis points over the current LIBOR rate and matures in May 2010.  The effective all-in interest rate on this secured term loan was 5.34% for the year ended December 31, 2006.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the term loans include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2006 and 2005, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust that is a wholly-owned subsidiary of our operating partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary.  Because the Trust is not consolidated, we have issued debt and the related payments are classified as interest expense.

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

Cash and cash equivalents, accounts receivable, accounts payable, and the 2005 unsecured revolving credit facility balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the secured and unsecured term loans have an estimated fair value based on discounted cash flow models of approximately $1.5 billion, which was less than the book value of the related fixed rate debt by approximately $17.0 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2006.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The operating partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2007 to 2023.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2006 for the wholly-owned properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Wholly-Owned Properties	Joint Venture Properties
2007	$388,822	$169,715
2008	383,129	162,247
2009	357,340	158,093
2010	316,986	139,432
2011	285,603	125,987
Thereafter	1,418,912	804,226
	$3,150,792	$1,559,700

13.  Related Party Transactions

Cleaning/ Security/Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  In the first quarter of 2006, First Quality expanded its space leased to 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015 and provides for annual rental payments of approximately $629,000. We paid Alliance approximately $13.6 million, $11.0 million and $8.9 million for the three years ended December 31, 2006, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000.  This space is now leased on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was offset against a consulting fee of $11,025 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.  This consulting agreement was cancelled in July 2006.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $205,000 in 2006, $209,000 in 2005 and $258,000 in 2004.

Amounts due from (to) related parties at December 31 consisted of the following (in thousands):

	2006	2005
Due from joint ventures	$3,479	$3,500
Officers and employees	153	1,527
Other	3,563	2,680
Related party receivables	$7,195	$7,707

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bore interest at the applicable federal rate per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan was forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  As a result of the performance goals being met, this loan was forgiven in January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) was forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  This loan was forgiven in 2006.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of December 31, 2006, 49,839,636 shares of common stock and no shares of excess stock were issued and outstanding.

In 2006, in two offerings, we sold 6,498,100 shares of our common stock.  The net proceeds from these offerings (approximately $800.3 million) were used to pay down our unsecured revolving credit facility and fund new investments.

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

During the years ended December 31, 2006 and 2005, approximately 132,000 and 338,000 shares of our common stock were issued and approximately $13.0 million and $20.4 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measures our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provides that holders of our common equity are to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards are granted.  Management will receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our Stock Option Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  We record the expense of the restricted stock award in accordance with SFAS 123.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  The total value of the award (capped at $25.5 million) will determine the number of shares assumed to be issued for purposes of calculating diluted earnings per share.  Compensation expense of $650,000 was recorded during each of the years ended December 31, 2006, 2005 and 2004, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reaches this dilution cap before November 30, 2008 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards will be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and other thresholds, and will not be entitled to distributions until after the performance pool is established.  The 2005 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units.  After the performance pool is established, the earned LTIP Units will receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units that are not earned upon the establishment of the performance pool will be automatically forfeited, and the LTIP Units that are earned will be subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment.  On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership, that, subject to certain conditions, are convertible into shares of our common stock or cash, at our election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $2.0 million and $0.3 million of compensation expense during the year ended December 31, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60.0 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $1.1 million of compensation expense during the year ended December 31, 2006 in connection with the 2006 Outperformance Plan.

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

During the year ended December 31, 2006, approximately 5,200 phantom stock units were earned.  As of December 31, 2006, there were approximately 10,600 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At December 31, 2006, approximately 0.9 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or 5-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At December 31, 2006, approximately 1.1 million shares of our common stock, calculated on a weighted average basis, were available for issuance under the 2005 Plan, or 1.4 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of December 31, 2006, 2005 and 2004 and changes during the years then ended are presented below:

	2006		2005		2004
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,731,258	$41.25	2,169,762	$29.39	3,250,231	$26.80
Granted	403,500	$103.30	466,203	$65.22	132,333	$43.77
Exercised	(444,449)	$32.29	(888,374)	$27.34	(1,080,835)	$23.40
Lapsed or cancelled	(44,666)	$40.58	(16,333)	$38.87	(131,967)	$28.67
Balance at end of year	1,645,643	$58.77	1,731,258	$41.25	2,169,762	$29.39

Options exercisable at end of year	597,974	$52.72	599,828	$50.57	789,785	$26.54
Weighted average fair value of options granted during the year	$7,805,000		$3,538,000		$475,000

The weighted average fair value of restricted stock granted during the year was approximately $7.9 million.

All options were granted within a price range of $18.44 to $134.95.  The remaining weighted average contractual life of the options was 7.4 years.

Earnings Per Share

Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2006	2005	2004
Basic Earnings:
Income available to common stockholders	$200,844	$137,544	$193,172
Effect of Dilutive Securities:
Redemption of units to common shares	11,436	8,222	11,352
Stock options	—-	—	—
Diluted Earnings:
Income available to common stockholders	$212,280	$145,766	$204,524

Denominator Weighted Average (Shares)	2006	2005	2004
Basic Shares:
Shares available to common stockholders	44,593	41,793	39,171
Effect of Dilutive Securities:
Redemption of units to common shares	2,511	2,499	2,302
Stock-based compensation plans	1,391	1,212	1,605
Diluted Shares	48,495	45,504	43,078

15.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of December 31, 2006 and 2005, the minority interest unit holders owned 5.1% (2,693,900 units) and 5.4% (2,426,786 units) of our operating partnership, respectively.  At December 31, 2006, 2,693,900 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

In June 2006, our operating partnership issued 490,475 units of limited partnership interest in connection with the 2005 Outperformance Plan.

In October 2004, our operating partnership issued 306,000 units of limited partnership interest in connection with the acquisition of 625 Madison Avenue.

16.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $5.5 million, $4.6 million and $3.4 million during the years ended December 31, 2006, 2005 and 2004, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

During July 1998, we issued 150,000 shares in connection with an employment contract.  These shares vested annually at rates of 15% to 35% and were recorded at fair value.  At December 31, 2005, all of these shares had vested.  We recorded compensation expense of approximately $151,000 and $604,000 for the years ended December 31, 2005 and 2004, respectively.

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  In connection with the Deferred Plan, we issued 102,826, 251,293 and 351,750 restricted shares in 2006, 2005 and 2004, respectively.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  As of December 31, 2006, 595,616 of these shares had vested and 136,233 had been retired.  We recorded compensation expense of approximately $9.6 million, $4.3 million and $7.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

401(K) Plan

During August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate.  The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only.  For 2006, a matching contribution equal to 50% of the first 6% of annual compensation was made.  For the years ended December 31, 2006, 2005 and, 2004, we made matching contributions of approximately $320,000, $270,000 and $149,000, respectively.

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

We entered into employment agreements with certain executives.  Five executives have employment agreements, which expire between February 2007 and January 2010.  The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $3.2 million for 2007.

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

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $4.7 million and $4.4 million at December 31, 2006 and 2005, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2006 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases

2007	$1,416	$20,696
2008	1,416	20,696
2009	1,416	20,696
2010	1,451	20,697
2011	1,555	19,959
Thereafter	50,314	356,355
Total minimum lease payments	57,568	$459,099
Less amount representing interest	(41,174)
Present value of net minimum lease payments	$16,394

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2006.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	4.330%	9/2006	6/2008	$691
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	1,037
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	479
Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	693
Interest Rate Swap	$125,000	4.352%	9/2006	8/2009	1,945
Interest Rate Swap	$60,000	3.770%	5/2005	1/2007	10
Interest Rate Swap	—	4.364%	1/2007	5/2010	1,079
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	—
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	23
Interest Rate Cap	$175,000	6.000%	9/2006	9/2007	1
Interest Rate Swap	$150,000	5.125%	1/2007	1/2017	422
Interest Rate Swap	$200,000	5.073%	1/2007	1/2017	1,370

On December 31, 2006, the derivative instruments were reported as an asset at their fair value of approximately $7.8 million.  This is included in Other Assets on the consolidated balance sheet at December 31, 2006.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $14.0 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of its related mortgage obligation from December 2003.  Currently, all of our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $5.5 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

20.  Segment Information

We are a REIT engaged in acquiring, owning, repositioning, managing and leasing commercial office properties in Manhattan and have two reportable segments, office real estate and structured finance investments.  Our investment in Gramercy and its related earnings are included in the structured finance segment.  We evaluate real estate performance and allocate resources based on contribution to income from continuing operations.

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

Selected results of operations for the years ended December 31, 2006, 2005 and 2004, and selected asset information as of December 31, 2006 and 2005, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2006	$456,337	$95,940	$552,277
December 31, 2005	359,614	64,575	424,189
December 31, 2004	287,411	41,594	329,005

Income from continuing operations:
Year ended:
December 31, 2006	$57,484	$65,042	$122,526
December 31, 2005	73,821	43,218	117,039
December 31, 2004	74,280	32,503	106,783

Total assets
As of:
December 31, 2006	$4,068,571	$563,656	$4,632,227
December 31, 2005	2,813,232	496,545	3,309,777

Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $65.7 million, $44.2 million and $30.3 million for the years ended December 31, 2006, 2005 and 2004, respectively) to the structured finance segment, since it bases performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Years ended December 31,
	2006	2005	2004
Income from continuing operations before minority interest	$130,191	$112,109	$90,091
Equity in net gain on sale of unconsolidated joint venture/ partial interest	—	11,550	22,012
Gain on sale of partial interest	3,451	—	—
Minority interest in operating partnership attributable to continuing operations	(5,906)	(5,811)	(5,320)
Minority interest in other partnerships	(5,210)	(809)	—
Net income from continuing operations	122,526	117,039	106,783
Income from discontinued operations, net of minority interest	4,217	6,505	12,277
Gain on sale of discontinued operations, net of minority interest	93,976	33,875	90,370
Net income	220,719	157,419	209,430
Preferred stock dividends and accretion	(19,875)	(19,875)	(16,258)
Net income available for common stockholders	$200,844	$137,544	$193,172

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2006	2005
Issuance of common stock as deferred compensation	$8,215	$9,210
Redemption of units and dividend reinvestments	19,448	23,810
Derivative instruments at fair value	(231)	7,980
Fair value of above and below market leases (SFAS No. 141) in connection with acquisitions	8,997	4,408
Tenant improvements payable	12,649	7,637
Assumption of joint venture interest	—	9,952
Exchange of joint venture interest for structured finance investment	—	6,175
Real estate investments consolidated under FIN 46R	—	3,284
Transfer of real estate to joint venture	237,918	—
Assignment of mortgage to joint venture	260,859	—
Assignment of minority interest to joint venture	5,750	—
Issuance of preferred units	63,891	—
Assumption of mortgage loan upon acquisition of real estate	102,000	—
Assumption of other liabilities	3,725	—
Minority interest investment in consolidated joint venture	19,163	—

22.  Quarterly Financial Data (unaudited)

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2006.

Quarterly data for the last two years is presented in the tables below (in thousands).

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$159,536	$138,355	$132,784	$121,327
Income net of minority interest and before gain on sale	30,876	27,432	32,243	27,676
Equity in net gain on sale of joint venture property	—	—	—	—
Gain on sale of partial interest	3,451	—	—	—
Discontinued operations	—	1,595	1,786	1,025
Gain on sale of discontinued operations	—	94,631	—	—
Net income before preferred dividends	34,327	123,658	34,029	28,701
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)
Income available to common stockholders	$29,358	$118,689	$29,060	$23,732
Net income per common share-Basic	$0.62	$2.62	$0.67	$0.55
Net income per common share-Diluted	$0.62	$2.53	$0.65	$0.54

2005 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$110,136	$116,263	$102,297	$97,142
Income net of minority interest and before gain on sale	23,828	29,333	26,014	26,326
Equity in net gain on sale of joint venture property	—	11,550	—	—
Discontinued operations	1,977	1,416	1,561	1,553
Gain on sale of discontinued operations	—	—	33,864	—
Net income before preferred dividends	25,805	42,299	61,439	27,879
Preferred stock dividends and accretion	(4,969)	(4,969)	(4,969)	(4,969)
Income available to common stockholders	$20,836	$37,330	$56,470	$22,910
Net income per common share-Basic	$0.49	$0.89	$1.35	$0.56
Net income per common share-Diluted	$0.48	$0.87	$1.31	$0.54

23.  Subsequent Events

In January 2007, we acquired Reckson Associates Realty Corp. for approximately $6.0 billion, inclusive of transaction costs. Simultaneously, we sold approximately $2.0 billion of the Reckson assets to an asset purchasing venture which includes certain former members of Reckson’s senior management. The transaction includes the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan. In connection with the acquisition, we issued approximately 9.0 million shares of our common stock, closed on $298.0 million of new mortgage financing and a $500.0 million term loan, and assumed approximately $238.6 million of mortgage debt, approximately $967.8 million of public unsecured notes and approximately $287.5 million of public convertible debt.  In connection with the Reckson acquisition, we made loans totaling $215.0 million to the asset purchasing venture.  We may syndicate all or a portion of these loans.

In January 2007, we exercised the accordion feature in our unsecured revolving line of credit. As a result, the capacity under the unsecured revolver increased by $300.0 million to $800.0 million.

On January 29, 2007, we completed a refinancing of the first mortgage loan on 485 Lexington Avenue for $450.0 million.  The ten-year interest only mortgage has an effective interest rate of 5.566%. The mortgage matures in February 2017.

On January 30, 2007, a joint venture between our company, SITQ and SEB announced that it is selling One Park Avenue for $550.0 million. We expect to receive approximately $108.0 million in proceeds from the sale, a substantial portion of which will represent an incentive distribution under our joint venture arrangement with SEB.  The proceeds may be utilized in a tax efficient 1031-exchange. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.

On January 30, 2007, we announced that we have entered into an agreement to sell 70 West 36th Street for $61.5 million. The sale, which is subject to customary closing conditions, is expected to close in the first quarter of 2007.  The proceeds may be utilized in a tax efficient 1031-exchange.

In January 2007, we acquired 300 Main Street in Stamford, Connecticut and 399 Knollwood Road in White Plains, New York for approximately $46.6 million, inclusive of 50,000 square feet of garage parking at 300 Main Street, from affiliates of RPW Group. These properties are being managed and leased by our management team and by the former Reckson management team located in White Plains, NY.

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave.	$33,816	$—	$35,727	$—	$5,437	$—	$41,164	$41,164	$14,242	1928	8/1997	Various
70 West 36th Street	11,199	1,517	7,830	13	7,453	1,530	15,283	16,813	7,835			Various
470 Park Ave. So.	—	3,750	22,040	1	20,975	3,751	43,015	46,766	19,876	1912	8/1997	Various
1372 Broadway	—	10,478	42,187	67	13,389	10,545	55,576	66,121	15,590	1926	8/1997	Various
110 E. 42nd Street	—	3,680	14,842	26	7,831	3,706	22,673	26,379	6,947	1921	9/1997	Various
420 Lexington Ave.	115,182	—	107,824	—	69,180	—	177,004	177,004	44,779	1927	3/1998	Various
440 Ninth Ave.	—	6,326	25,402	—	26,338	6,326	51,740	58,066	18,671	1927	6/1998	Various
711 Third Avenue	120,000	19,843	42,486	—	16,469	19,843	58,955	78,798	16,441	1955	5/1998	Various
555 W. 57th Street	—	18,845	78,698	—	17,165	18,845	95,863	114,708	20,608	1971	1/1999	Various
292 Madison Ave.	—	5,949	24,141	—	6,722	5,949	30,863	36,812	6,118	1923	5/1999	Various
317 Madison Ave.	—	21,205	85,551	—	24,071	21,205	109,622	130,827	17,842	1920	6/2001	Various
220 East 42nd Street	210,000	50,373	201,184	635	18,843	51,008	220,027	271,035	22,304	1929	2/2003	Various
125 Broad Street	73,985	5,965	96,611	25	995	5,990	97,606	103,596	9,201	1968	3/2003	Various
461 Fifth Avenue	—	—	62,652	—	2,423	—	65,075	65,075	5,441	1988	10/2003	Various
750 Third Avenue	—	51,093	205,307	—	9,303	51,093	214,610	265,703	12,978	1958	7/2004	Various
625 Madison Ave.	101,834	—	244,097	—	10,734	—	254,831	254,831	14,103	1956	10/2004	Various
19 West 44th Street	—	15,975	61,680	—	5,050	15,975	66,730	82,705	4,624	1916	6/2005	Various
28 West 44th Street	—	21,102	84,428	—	5,495	21,102	89,923	111,025	4,448	1919	2/2005	Various
1551/1555 Broadway	78,208	17,000	68,434	—	11,151	17,000	79,585	96,585	—	1890/1857	7/2005	Various
141 Fifth Avenue (2)	10,457	2,884	14,501	—	—	2,884	14,501	17,385	769	1879	8/2005	Various
1604 Broadway (3)	—	—	4,615	—	2,777	—	7,392	7,392	65	1912	11/2005	Various
27/29 West 34th Street (2)	—	6,052	24,210	—	2,117	6,052	26,327	32,379	562	1857/1904	1/2006	Various
485 Lexington Avenue	—	77,517	374,519	—	—	77,517	374,519	452,036	12,398	1956	12/2004	Various
717 Fifth Avenue (4)	175,000	46,095	184,383	—	10	46,095	184,393	230,488	1,473	1958	9/2006	Various
55 Corporate Drive	95,000	16,894	67,576	—	4,285	16,894	71,861	88,755	295	1987	6/2006	Various
609 Fifth Avenue	165,698	36,676	145,954	—	81	36,676	146,035	182,711	1,826	1925	6/2006	Various
	$1,190,379	$439,219	$2,326,879	$767	$288,294	$439,986	$2,615,173	$3,055,159	$279,436

(1)             All properties located in New York, New York

(2)             We own a 50% interest in this property.

(3)             We own a 45% interest in this property.

(4)             We control a 92% interest in this property

The changes in real estate for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Balance at beginning of year	$2,222,922	$1,756,104	$1,346,431
Property acquisitions	820,740	435,740	509,102
Improvements	65,006	57,618	34,380
Retirements/disposals	(53,509)	(26,540)	(133,809)
Balance at end of year	$3,055,159	$2,222,922	$1,756,104

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2006 was approximately $2.1 billion.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2006, are as follows:

	2006	2005	2004
Balance at beginning of year	$219,295	$176,238	$156,768
Depreciation for year	66,293	53,434	42,417
Retirements/disposals	(6,152)	(10,377)	(22,947)
Balance at end of year	$279,436	$219,295	$176,238

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Rock-Green, Inc.

We have audited the accompanying consolidated balance sheets of Rock-Green, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Green, Inc. at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 13, 2007

ROCK-GREEN, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Thousands of dollars, except per share data)

	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$33,997	$30,531
Accounts receivable, net of allowance of $122 in 2006 and 2005	1,494	1,306
Due from related parties	3	57
Prepaid real estate taxes	400	291
	35,894	32,185

Fixed Assets, at cost:
Land	24,508	24,508
Building and improvements	228,980	224,655
Other fixed assets	1,193	1,097
	254,681	250,260
Less accumulated depreciation	(130,717)	(125,563)
	123,964	124,697
Deferred costs, net of accumulated amortization of $49,602 and $51,700, respectively	70,956	70,516
Deferred rents receivable, net	67,672	59,678
Other assets	6,015	4,588
Total Assets	$304,501	$291,664

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$14,242	$5,459
Due to related parties	3,288	2,944
Accrued federal, state and local taxes	127	1,818
Deferred revenue	2,321	3,922
	19,978	14,143

Loan payable	170,000	170,000
Other non-current liabilities	2,895	218
Total Liabilities	192,873	184,361
Stockholders’ Equity:
Preferred stock, $1,000 par value; 125 shares, authorized, issued and outstanding	125	125
Common stock, $2 par value; 2,000 shares, authorized issued and outstanding	4	4
Additional paid-in capital	64,887	64,887
Accumulated other comprehensive income (loss)	541	(38)
Retained earnings	46,071	42,325
Total Stockholders’ Equity	111,628	107,303
Total Liabilities and Stockholders’ Equity	$304,501	$291,664

See accompanying notes

ROCK-GREEN, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005 and 2004

(Thousands of dollars)

	2006	2005	2004

Rental Revenues:
Fixed, percentage and sublease revenues	$117,220	$118,017	$112,748
Operating and real estate tax escalations	19,297	14,205	10,541
Rental revenues — related parties	3,055	3,110	3,243

Total Rental Revenues	139,572	135,332	126,532

Sales of services	10,734	8,338	8,167
Sales of services — related parties	276	142	135

Total Revenues	150,582	143,812	134,834

Operating Expenses:

Real estate taxes	27,412	25,284	23,470
Building operating expenses	21,753	18,612	17,162
Building operating expenses — related parties	8,302	8,084	7,123
Cost of service sales	6,840	4,872	5,076
Cost of service sales — related parties	184	68	70

Total Operating Expenses	64,491	56,920	52,901

Gross Operating Profit	86,091	86,892	81,933

Other Operating Expense (Income):
Interest expense	10,457	7,673	4,689
Interest income	(1,755)	(1,153)	(481)
Depreciation expense	5,154	5,060	5,001
Amortization expense	7,933	7,620	7,468
General and administrative expenses	48	480	(57)
Other income	(425)	(385)	(375)
Income before Provision (Benefit) for Taxes	64,679	67,597	65,688

Provision (Benefit) for taxes	(1,691)	9	(41,401)
Net Income	$66,370	$67,588	$107,089

See accompanying notes

ROCK-GREEN, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(Thousands of dollars)

	Total	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated other comprehensive income (loss)	Retained Earnings

Balances at December 31, 2003	$72,124	$4	$—	$64,887	$—	$7,233

Net income for the year	107,089	—	—	—	—	107,089

Dividend	(67,137)	—	—	—	—	(67,137)

Issuance of preferred stock	125	—	125	—	—	—

Balances at December 31, 2004	112,201	4	125	64,887	—	47,185

Net income for the year	67,588	—	—	—	—	67,588

Other comprehensive loss	(38)	—	—	—	(38)	—

Total comprehensive income	67,550	—	—	—	—	—

Dividend	(72,448)	—	—	—	—	(72,448)

Balances at December 31, 2005	107,303	4	125	64,887	(38)	42,325

Net income for the year	66,370	—	—	—	—	66,370

Other comprehensive income	579	—	—	—	579	—

Total comprehensive income	66,949	—	—	—	—	—

Dividend	(62,624)	—	—	—	—	(62,624)

Balances at December 31, 2006	$111,628	$4	$125	$64,887	$541	$46,071

See accompanying notes

ROCK-GREEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Thousands of dollars)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$66,370	$67,588	$107,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,087	12,680	12,469
Accretion of interest	187	—	—
Amortization of premium on fixed income securities	—	—	5
Deferred taxes	—	—	(41,176)
Deferred rents receivable, net	(2,687)	(600)	(1,375)
Gain on sale of short term investments	—	—	(33)
Changes in certain assets and liabilities	(2,857)	1,298	9,734
Increase due to related parties, net	398	2,088	749
Net cash provided by operating activities	74,498	83,054	87,462
Cash Flows from Investing Activities:
Proceeds from investment portfolio	—	—	2,625
Capital expenditures	(1,182)	(2,215)	(3,344)
Deferred expenses paid	(7,210)	(5,186)	(733)
Net cash used by investing activities	(8,392)	(7,401)	(1,452)
Cash Flows from Financing Activities:
Proceeds from issuance of preferred stock	—	—	125
Principal repayment of loan payable	—	(5,000)	—
Dividend distributions	(62,624)	(72,448)	(67,137)
Deferred financing cost	(16)	(1,001)	(50)
Net cash used in financing activities	(62,640)	(78,449)	(67,062)
Net increase (decrease) in cash and cash equivalents	3,466	(2,796)	18,948
Cash and cash equivalents, beginning of year	30,531	33,327	14,379
Cash and cash equivalents, end of year	$33,997	$30,531	$33,327

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$10,159	$7,254	$4,220
Income taxes	$—	$—	$3,218

Supplemental disclosure of noncash operating, investing and financing activities:

In 2006, the Company had net noncash additions to building and improvements, deferred costs, and deferred rents receivable of approximately $10,205,000 and an increase in the derivative asset of approximately $579,000. In conjunction with these additions, accounts payable and accrued expenses and other non-current liabilities were increased for $10,205,000 and other comprehensive income was increased by $579,000.

See accompanying notes

ROCK-GREEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

1.  Organization

Rock-Green, Inc., (the Company) a New York State corporation, is 55% owned by Rockefeller Group International, Inc. (RGII) and 45% owned by Green Hill Acquisition, LLC (GHA).  The Company owns and operates a 2.5 million square foot office building (the Property) known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York.  In addition, the Company owns two adjacent properties totaling approximately 17,000 s.f.

On December 29, 2003, the McGraw-Hill Companies (MHC) sold its 45% ownership interest in the Company to GHA.

To position the Company to operate as a real estate investment trust (REIT) in 2004, the following actions were taken.  On December 22, 2003, the Company contributed its net assets, exclusive of the two adjacent properties, to a new wholly-owned subsidiary, 1221 Avenue Holdings LLC.  On December 23, 2003, 1221 Avenue Holdings LLC repaid its $19.3 million mortgage, obtained a new loan of $175 million and distributed $230 million to the Company.  Thereafter, the Company paid dividends totaling $230 million to RGII and MHC. (See Note 5).

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

(b)   Cash and cash equivalents

The Company considers all highly liquid financial instruments purchased with maturity of three months or less to be cash equivalents.

(c)   Fixed assets

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

(d)   Revenue recognition

The Company accounts for all leases as operating leases.  Deferred rents receivable, net, including free rental periods and lease arrangements allowing for increasing base rental payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective lease terms in accordance with the provisions of SFAS No. 13, Accounting for Leases.

Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable.  The Company recorded $2,687,000, $600,000 and $1,375,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the years ended December 31, 2006, 2005, and 2004, respectively.

(e)   Income taxes

Deferred taxes result principally from differences in tax and financial statement reporting for deferred rents receivable and depreciation expense.

(f)   Fair value of financial instruments

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

(g)   Accounts receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, tenant escalations and reimbursements, and other revenues.  The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.  The Company wrote off approximately $89,000 of accounts receivable in 2004. There were no write-offs in 2006 and 2005.

(h)   Deferred expenses

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

(i)   Use of estimates

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

(j)   Accounting for derivative instruments and hedging activities

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

(k)   Comprehensive income (loss)

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, (“FAS 130”) establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.  FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be displayed with the same prominence as other financial statements. For the years ended December 31, 2006 and 2005, the unrealized gain (loss) related to the Company’s derivative has been recorded as a component of other comprehensive income and is included in the accompanying Consolidated Statements of Changes in Stockholders’ Equity.

(l)   Concentration of Company’s Revenue and Credit Risk

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

4.  Asset Retirement Obligation

The Company has implemented FIN 47, an interpretation of Statement of Financial Accounting Standards 143, Accounting for Asset Retirement Obligations, in 2005. Under FIN 47, a conditional asset retirement obligation (“CARO”) must be recorded if the liability can be reasonably estimated. A CARO is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. During 2006, Management was able to reasonably estimate the liability to remediate asbestos which exists in certain limited areas of the Property.

The Company recorded the estimated liability for remediation of the asbestos at January 1, 2006 for approximately $3,370,000 and recognized approximately $187,000 of accretion during 2006 resulting in a balance of approximately $3,557,000 at December 31, 2006.

The above CARO at December 31, 2006 is reflected in accounts payable and accrued expense and other non-current liabilities in the consolidated balance sheet. The accretion of interest for the year ended December 31, 2006 is reflected in interest expense in the consolidated statement of income.

5.  Loan Payable

The Company has a $170 million loan with a financial institution. During 2005, the Company entered into two amendments with the lender. The amendments extended the loan’s maturity date to December 23, 2010, reduced the outstanding borrowings from $175 million to $170 million, reduced the margin amount to calculate the interest rate, secured the loan through a pledge of the Company’s interest in the Property and allowed the Company to enter into interest rate protection agreements for hedging purposes.

The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate).  Interest is due on the outstanding principal balance in arrears.  The loan carried an average interest rate of 5.79%, 4.22% and 2.46% during 2006, 2005 and 2004 respectively, and requires periodic interest payments.  The entire outstanding principal balance is payable on the maturity date.

In conjunction with the modification of the loan, the Company incurred approximately $1,001,000 of new loan fees during 2005. The Company evaluated the loan modification under EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments” and determined that the amended loan was not substantially different than the original loan and therefore the new deferred financing fees were combined with the unamortized amount of the original deferred financing fees of approximately $1,167,000 (at December 31, 2004). The original deferred financing fees are being amortized through the extended maturity date of the loan.

The loan may not be prepaid in whole, subject to costs incurred by the Lender, prior to the Lockout Period (July 21, 2007). The loan may be prepaid in part at any time during or after the lockout period up to $25 million.

At December 31, 2006, the carrying amount of the loan approximates fair value, which was estimated by calculating the present value of its cash flows, discounted at a fair market rate, which would currently be available.

During 2005, the Company entered into a $30 million interest rate swap agreement with a Bank to hedge $30 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.56% for the remaining term of the loan. The fair market value of this interest rate swap agreement, which was an asset of $198,660 at December 31, 2006, and a liability of $38,168 at December 31, 2005,  is recorded on the Consolidated Balance Sheet in other non-current assets/liabilities and accumulated other comprehensive income.

During 2006, the Company entered into an additional $35 million interest rate swap agreement with a Bank to hedge an additional $35 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.47% for the term of the loan. The fair market value of this interest rate swap agreement, which was an asset of $342,189 at December 31, 2006, is recorded on the Consolidated Balance Sheet in other non-current assets and accumulated other comprehensive income.

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

The provision (benefit) for income taxes is summarized as follows:

($000s)	2006	2005	2004

Current:
Federal	$(1,175)	$4	$(144)
State and local taxes	(516)	5	(81)
	(1,691)	9	(225)
Deferred
Federal	—	—	(26,006)
State and local taxes	—	—	(15,170)
	—	—	(41,176)
Total provision (benefit) for taxes	$(1,691)	$9	$(41,401)

As a result of the Company’s REIT election during 2004, the Company eliminated all its deferred tax liabilities. During 2006, the Company successfully closed certain tax audits which resulted in the reversal of prior year tax reserves. The reversal of prior year tax reserves resulted in a tax benefit of approximately $1.7 million during the year.

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

Minimum future rentals from tenants under noncancelable operating leases as of December 31, 2006 are approximately as follows:

($000s)	Total	RGII and Related Subsidiaries

Year ending December 31:
2007	$116,235	$2,771
2008	119,957	2,858
2009	121,960	2,858
2010	122,533	2,874
2011	123,447	2,838
Thereafter	690,523	2,887
Total	$1,294,655	$17,086

Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations.  Future rentals from three unrelated parties in the businesses of financial services and publishing amount to approximately 63% of total minimum future rentals listed above.  Rental income from these tenants amounted to approximately 57%, 56% and 58% of total rental revenues for 2006, 2005 and 2004 respectively.  These tenants’ leases expire in 2013, 2018 and 2020.  RGII’s lease expires on December 31, 2011.

During 2006 and 2005, the Company recorded $2.5 and $5.6 million of early termination revenue, which is included in fixed, percentage and sublease revenue on the accompanying Consolidated Statements of Income, due to the early termination of certain tenants.

During 2006, the Company entered into a lease with a certain tenant and provided a lease incentive totaling approximately $5.3 million.  This asset was included in deferred rents receivable on the accompanying consolidated balance sheet.

8.  Related Party Transactions

Rental revenues and sales of services included $3,331,000, $3,252,000 and $3,378,000 from RGII and related subsidiaries for the years ended December 31, 2006, 2005 and 2004, respectively.  Accounts receivable included $3,000 and $57,000 due to/from RGII at December 31, 2006 and 2005, respectively, related primarily to operating and real estate tax escalation.

The Company receives a number of management and operating services from RGII and its affiliates.  Amounts included in operating expenses for these services were $8,302,000, $8,084,000 and $7,123,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

At December 31, 2006 and 2005, the balances due to RGII affiliates, amounted to $3,288,000 and $2,944,000, respectively, consisted primarily of amounts for services performed by RGII affiliates.

At December 31, 2006 and 2005, the balance included in deferred rent receivable — net from RGII and related subsidiaries amounted to $612,000 and $554,000 respectively. In addition, the Company recorded $58,000, $171,000 and $151,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the year ended December 31, 2006, 2005 and 2004 respectively.

9.  Cash Flows from Changes in Certain Assets and Liabilities

The cash flows from changes in certain assets and liabilities of the Company as of December 31, 2006, 2005 and 2004 were as follows:

($000s)	2006	2005	2004

(Increase) decrease in:
Accounts receivable, net	$(188)	$(961)	$750
Prepaid real estate taxes	(109)	(291)	11,284
Other current assets	(228)	(1,709)	1,194
Investment in subsidiaries	(230)	680	(375)
Income taxes receivable	—	1,391	(1,391)
Other assets	93	(81)	(132)
Increase (decrease) in:
Accrued federal, state and local taxes	(1,691)	1,818	(1,944)
Other current liabilities	252	839	(509)
Amortization of deferred financing costs	370	329	294
Other non-current liabilities	(86)	56	(82)
Accounts payable and accrued expenses	(1,040)	(773)	645
Total changes in certain assets and liabilities	($2,857)	$1,298	$9,734

ITEM  9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2007 (the “2007 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.      EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2007 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2006

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to the Consolidated Financial Statements

The consolidated financial statements of Rock-Green, Inc. are being provided to comply with applicable rules and
Regulations of the Securities and Exchange Commission.

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3) Exhibits
See Index to Exhibits on following page

INDEX TO EXHIBITS

2.1

Agreement and Plan of Merger, dated August 3, 2006, by and among the Company, Wyoming Acquisition Corp., Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, SL Green Associates Realty Corp. and the Operating Partnership, incorporated by reference to the Company’s Form 8-K dated August 3, 2006, filed with the Commission on August 9, 2006.

2.2

Letter Agreement, dated October 13, 2006, by and between SL Green Realty Corp., New Venture MRE LLC, Scott Rechler, Jason Barnett, Michael Maturo and RA Core Plus LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006.

2.3

Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and RA Core Plus LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Australian LPT).

2.4

Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Long Island Portfolio).

2.5

Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Eastridge).

2.6

Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to New Jersey Portfolio).

2.7

Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company’s Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to RSVP).

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

10.4

Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on July 31, 2002.

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

10.13

Form of Contribution Agreement by and among Astor Plaza Venture, L.P., 1515 Broadway Associates, L.P., The Equitable Life Assurance Society of the United States and SL Green Realty Acquisition LLC incorporated by reference to the Company’s Form 10-Q for the quarter ended March 30, 2002, filed with the Commission on April 30, 2002.

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

10.21

2003 Long-Term OutPerformance Compensation Program, dated April 1, 2003, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 12, 2003.

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

10.26

Employment and Non-competition Agreement between Gerard Nocera and the Company, dated May 1, 2004, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

10.27

Contract of Sale between Teachers Insurance and Annuity Association of America and 750-485 Fee Owner LLC dated June 15, 2004, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

10.28

Purchase, Sale and Contribution Agreement among 625 Madison Avenue Associates, L.P. and SL Green Operating Partnership, L.P. dated August 17, 2004, incorporated by reference to the Company’s Form 10-Q, for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004.

10.29	Independent Directors’ Deferral Plan, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
10.30

Amended and Restated Origination Agreement dated April 19, 2006 by and among Gramercy Capital Corp., GKK Capital L.P. and the Company, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on March 15, 2005.

10.31

Management Agreement dated April 19, 2006 by and between Gramercy Capital Corp. and GKK Manager LLC, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on April 25, 2006.

10.32

Amended and Restated Asset Servicing Agreement dated April 19, 2006 by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on April 25, 2006.

10.33

Outsource Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Operating Partnership, L.P., incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on April 25, 2006.

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

10.35

Amended and Restated Trust Agreement among SL Green Operating Partnership, L.P., as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005.

10.36

Junior Subordinated Indenture between SL Green Operating Partnership, L.P. and JPMorgan Chase Bank, National Association, as trustee dated June 30, 2005, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005.

10.37

Credit Agreement dated as of September 29, 2005 by and among SL Green Operating Partnership, L.P., as Borrower SL Green Realty Corp., as Parent, WACHOVIA CAPITAL MARKETS, LLC and KEYBANK CAPITAL MARKETS, as Co-Lead Arrangers and Book Managers, WACHOVIA BANK, NATIONAL ASSOCIATION, as Administrative Agent, KEYBANK NATIONAL ASSOCIATION, as Syndication Agent, each of WELLS FARGO BANK, NATIONAL ASSOCIATION, EUROHYPO AG, NEW YORK BRANCH and COMMERZBANK, AG, NEW YORK BRANCH as Co-Documentation Agents, and the financial institutions initially signatory hereto and their assignees pursuant to SECTION 12.5., as Lenders, incorporated by reference to the Company’s Form 8-K, dated September 29, 2005, filed with the Commission on October 3, 2005.

10.38

Form of SL Green Realty Corp. 2005 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.39

Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 15, 2006, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.40

Underwriting Agreement, dated July 14, 2006, by and among the Company, the Operating Partnership and Lehman Brothers Inc., as underwriter, incorporated by reference to the Company’s Form 8-K dated July 14, 2006, filed with the Commission on July 18, 2006.

10.41

Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 30, 2006, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

10.42

Underwriting Agreement, dated November 30, 2006, by and among the Company, the Operating Partnership and Lehman Brothers Inc., as underwriter, incorporated by reference to the Company’s Form 8-K dated November 30, 2006, filed with the Commission on December 5, 2006.

10.43	Form of SL Green Realty Corp. 2006 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s 8-K dated October 23, 2006, filed with the Commission on October 27, 2006.
10.44	Employment and Non-competition Agreement between Andrew S. Levine and the Company dated October 13, 2000 filed herewith.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.
14.1	The Company’s Code of Business Conduct and Ethics, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: February 28, 2007	By:	/s/ Gregory F. Hughes
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 28, 2007
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer, President	February 28, 2007
Marc Holliday	and Director

/s/ Gregory F. Hughes	Chief Financial Officer	February 28, 2007
Gregory F. Hughes

/s/ John H. Alschuler, Jr.	Director	February 28, 2007
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	February 28, 2007
Edwin Thomas Burton, III

/s/ John S. Levy	Director	February 28, 2007
John S. Levy