Form 10-Q
period 2007-03-31
SL GREEN REALTY CORP
filed 2007-05-10
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES   ☐      NO   ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 59,414,026 as of April 30, 2007.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

SL Green Realty Corp.
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share data)

	March 31 2007	December 31, 2006
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,235,607	$439,986
Building and improvements	4,930,419	2,111,970
Building leasehold and improvements	1,093,514	490,995
Property under capital lease	12,208	12,208
	7,271,748	3,055,159
Less: accumulated depreciation	(297,365)	(279,436)
	6,974,383	2,775,723
Assets held for sale	96,101	—
Cash and cash equivalents	499,728	117,178
Restricted cash	128,223	252,272
Tenant and other receivables, net of allowance of $12,114 and $11,079 in 2007 and 2006, respectively	53,040	34,483
Related party receivables	14,938	7,195
Deferred rents receivable, net of allowance of $12,756 and $10,925 in 2007 and 2006, respectively	103,267	96,624
Structured finance investments, net of discount of $14,542 and $14,804 in 2007 and 2006, respectively	688,303	445,026
Investments in unconsolidated joint ventures	743,978	686,069
Deferred costs, net	116,760	97,850
Other assets	207,064	119,807
Total assets	$9,625,785	$4,632,227

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,156,575	$1,190,379
Revolving credit facilities	—	—
Term loans and unsecured notes	2,692,730	525,000
Accrued interest payable and other liabilities	36,784	10,008
Accounts payable and accrued expenses	169,736	138,181
Deferred revenue/gain	44,082	43,721
Capitalized lease obligation	16,430	16,394
Deferred land leases payable	17,095	16,938
Dividend and distributions payable	47,427	40,917
Security deposits	39,103	27,913
Liabilities related to assets held for sale	74,636	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,394,598	2,109,451

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	75,996	71,731
Minority interests in other partnerships	580,424	56,162

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	96,321	96,321
Common stock, $0.01 par value 100,000 shares authorized and 59,182 and 49,840 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	592	498
Additional paid-in-capital	2,886,092	1,809,893
Accumulated other comprehensive income	11,568	13,971
Retained earnings	428,213	322,219
Total stockholders’ equity	3,574,767	2,394,883
Total liabilities and stockholders’ equity	$9,625,785	$4,632,227

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statements of Income
(Unaudited, and amounts in thousands, except per share data)

	Three months Ended March 31,
	2007	2006
Revenues
Rental revenue, net	$155,553	$79,090
Escalation and reimbursement	28,612	13,927
Preferred equity and investment income	21,709	13,479
Other income	89,897	9,870
Total revenues	295,771	116,366
Expenses
Operating expenses including approximately $3,017 (2007) and $2,833 (2006) paid to affiliates	49,572	27,795
Real estate taxes	31,229	17,708
Ground rent	7,265	4,921
Interest	57,591	17,491
Amortization of deferred financing costs	3,301	714
Depreciation and amortization	37,991	15,636
Marketing, general and administrative	34,247	12,986
Total expenses	221,196	97,251
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	74,575	19,115
Equity in net income from unconsolidated joint ventures	9,354	9,968
Income from continuing operations before minority interest and discontinued operations	83,929	29,083
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	31,509	—
Minority interest in other partnerships	(3,922)	(851)
Minority interest in Operating Partnership attributable to continuing operations	(6,875)	(1,190)
Income from continuing operations	104,641	27,042
Net income from discontinued operations, net of minority interest	526	1,659
Gain on sale of real estate	47,229	—
Net income	152,396	28,701
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$147,427	$23,732

Basic earnings per share:
Net income from continuing operations before discontinued operations	$1.20	$0.51
Net income from discontinued operations	0.01	0.04
Gain on sale of real estate	0.83	—
Gain on sale of unconsolidated joint ventures	0.56	—
Net income available to common stockholders	$2.60	$0.55

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$1.23	$0.50
Net income from discontinued operations	0.01	0.04
Gain on sale of real estate	0.77	—
Gain on sale of unconsolidated joint ventures	0.52	—
Net income available to common stockholders	$2.53	$0.54

Dividends per share	$0.70	$0.60
Basic weighted average common shares outstanding	56,649	42,858
Diluted weighted average common shares and common share equivalents outstanding	60,930	46,608

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited, and amounts in thousands, except per share data)

						Accumulated
	Series C	Series D	Common Stock		Additional	Other
	Preferred	Preferred		Par	Paid-	Comprehensive	Retained		Comprehensive
	Stock	Stock	Shares	Value	In-Capital	Income	Earnings	Total	Income
Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$13,971	$322,219	$2,394,883
Comprehensive Income:
Net income							152,396	152,396	$152,396
Net unrealized loss on derivative instruments						(2,403)		(2,403)	(2,403)
SL Green’s share of joint venture net unrealized loss on derivative instruments									(270
Preferred dividends							(4,969)	(4,969)
Redemption of units and DRIP proceeds			94	1	4,253			4,254
Deferred compensation plan & stock award, net			18	1	476			477
Amortization of deferred compensation plan					11,821			11,821
Proceeds from stock options exercised			236	2	8,722			8,724
Common stock issued in connection with Reckson acquisition			8,994	90	1,048,588			1,048,678
Stock-based compensation— fair value					2,339			2,339
Cash distribution declared ($0.70 per common share of which none represented a return of capital for federal income tax purposes)							(41,433)	(41,433)
Balance at March 31, 2007	$151,981	$96,321	59,182	$592	$2,886,092	$11,568	$428,213	$3,574,767	$149,723

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three months
	Ended March 31,
	2007	2006
Operating Activities
Net income	$152,396	$28,701
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	653	1,237
Depreciation and amortization	37,991	15,636
Gain on sale of real estate	(47,229)	—-
Equity in net income from unconsolidated joint ventures	(9,354)	(9,968)
Equity in net gain on sale of unconsolidated joint ventures	(31,509)	—-
Distributions of cumulative earnings from unconsolidated joint ventures	9,995	11,396
Minority interest	10,797	2,041
Deferred rents receivable	(8,156)	(4,353)
Other non-cash adjustments	12,595	2,030
Changes in operating assets and liabilities:
Restricted cash — operations	(19,469)	(1,409)
Tenant and other receivables	(19,592)	2,901
Related party receivables	(7,743)	1,378
Deferred lease costs	(3,884)	(7,907)
Other assets	(12,237)	2,392
Accounts payable, accrued expenses and other liabilities	69,475	(15,901)
Deferred revenue and land lease payable	518	5,225
Net cash provided by operating activities	135,247	33,399
Investing Activities
Acquisitions of real estate property	(4,710,770)	(242,456)
Proceeds from Asset Sale	1,964,914	—-
Additions to land, buildings and improvements	(24,251)	(13,537)
Escrowed cash — capital improvements/acquisition deposits	143,518	2,670
Investments in unconsolidated joint ventures	(77,570)	(17,413)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	43,150	33,986
Proceeds from disposition of real estate/ partial interest in property	58,421	8,847
Other investments	(71,265)	(12,580)
Structured finance and other investments net of repayments/participations	(243,015)	(66,020)
Net cash used in investing activities	(2,916,868)	(306,503)
Financing Activities
Proceeds from mortgage notes payable	788,870	148,894
Repayments of mortgage notes payable	(15,952)	(1,025)
Proceeds from revolving credit facilities, term loans and unsecured notes	1,619,006	241,645
Repayments of revolving credit facilities and term loans	(708,000)	(117,000)
Net proceeds from common stock issued for Reckson Merger	1,010,078	—-
Proceeds from stock options exercised	8,724	11,577
Other financing activities	522,798	14,765
Dividends and distributions paid	(39,676)	(28,520)
Deferred loan costs and capitalized lease obligation	(21,677)	(801)
Net cash provided by financing activities	3,164,171	269,535
Net increase (decrease) in cash and cash equivalents	382,550	(3,569)
Cash and cash equivalents at beginning of period	117,178	24,104
Cash and cash equivalents at end of period	$499,728	$20,535

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2007

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of March 31, 2007, minority investors held, in the aggregate, a 4.2% limited partnership interest in the operating partnership.

On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of Reckson were converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a prorated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of Reckson mortgage debt, approximately $287.5 million of Reckson convertible public debt and approximately $967.8 million of Reckson public unsecured notes.  ROP is a subsidiary of our operating partnership.

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

As of March 31, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	26	14,145,000	98.2%
	Unconsolidated properties	8	7,966,900	95.9%

Suburban	Consolidated properties	28	4,660,900	90.5%
	Unconsolidated properties	1	1,402,000	100.0%
		63	28,174,800

(1)             The weighted average occupancy represents the total leased square feet divided by total available square feet.

We also own an aggregate of 505,000 square feet of retail (nine) and development (one) properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 64.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2007 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51,” and FIN 46, “Interpretation No. 46R, or FIN 46R.” See Note 5, Note 6 and Note 7.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Minority Interest-Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

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

We consolidate our investment in 919 Third Avenue as we own a 51% controlling interest.

Investment in Commercial Real Estate Properties

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

We have not yet obtained all the information necessary to finalize our estimates to complete the purchase price allocations in accordance with SFAS No. 141 related to the Reckson Merger.  The purchase price allocations will be finalized once the information we identified has been received, which should not be longer than one year from the date of acquisition.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $641,000 and $340,000 in rental revenue for the three months ended March 31, 2007 and 2006, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above market rate debt of approximately $1.1 million and $189,000 for the three months ended March 31, 2007 and 2006, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2007	$1,957
2008	2,605
2009	2,356
2010	1,857
2011	1,540
Thereafter	2,753
$13,068

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s generate income, resulting in Federal income tax liability for these entities.  Our TRS’s paid approximately $1.5 million and $1.1 million in estimated federal, state and local taxes during the three months ended March 31, 2007 and 2006.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 13.  We account for this plan under SFAS No. 123 “Shared Based Payment,” revised, or SFAS No. 123-R.

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2007 and 2006.

	2007	2006
Dividend yield	2.1%	2.40%
Expected life of option	5 years	5 years
Risk-free interest rate	4.61%	4.80%
Expected stock price volatility	21.48%	16.61%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three months ended March 31, 2007 and 2006 (in thousands, except per share amounts):

	Three months Ended
	March 31,
	2007	2006
Net income available to common stockholders	$147,427	$23,732
Deduct stock option expense-all awards	(1,662)	(492)
Add back stock option expense included in net income	1,484	231
Allocation of compensation expense to minority interest	74	25
Pro forma net income available to common stockholders	$147,323	$23,496
Basic earnings per common share-historical	$2.60	$0.55
Basic earnings per common share-pro forma	$2.60	$0.54
Diluted earnings per common share-historical	$2.53	$0.54
Diluted earnings per common share-pro forma	$2.53	$0.53

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. (See Note 5).  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Westchester, Connecticut, New Jersey and Long Island.  The tenants located in our buildings operate in various industries.  Other than one tenant at 1515 Broadway who contributed approximately 6.4% of our annualized rent, no other tenant in the portfolio contributed more than 5.7% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2007.  Approximately 7%, 6%, 6% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue and 1185 Avenue of the Americas, respectively, for the quarter ended March 31, 2007.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2007.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006, in which the impact of adoption should be accounted for as a cumulative-effect adjustment to the beginning balance of retained earnings. The adoption of FIN 48, did not have a material impact on our consolidated financial statements.

3.  Property Acquisitions

In January 2007, we acquired Reckson for approximately $6.0 billion, inclusive of transaction costs.  Simultaneously, we sold approximately $2.0 billion of the Reckson assets to an asset purchasing venture led by certain of Reckson’s former executive management.  The transaction included the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.

In January 2007, we acquired 300 Main Street in Stamford, Connecticut and 399 Knollwood Road in White Plains, New York for approximately $46.6 million, from affiliates of RPW Group.  These commercial office buildings encompass 275,000 square feet, inclusive of 50,000 square feet of garage parking at 300 Main Street.

In April 2007, we completed the acquisition of 331 Madison Avenue and 48 East 43rd Street for a total of $73.0 million. Both 331 Madison Avenue and 48 East 43rd Street are located adjacent to 317 Madison Avenue, a property that SL Green acquired in 2001. 331 Madison Avenue is an approximately 92,000-square foot, 14-story office building. The 22,850-square-foot 48 East 43rd Street property is a seven-story loft building that was later converted to office use.

In March 2007, we entered into an agreement to acquire an office property located at 500 West Putnam Avenue in Greenwich, Connecticut for $56.0 million. This property is a four-story, 121,500-square-foot office building. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2007. See Note 4 regarding the sale of 125 Broad Street in a related transaction.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the three months ended March 31, 2007 and 2006 as though the acquisitions of 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue, the July and November 2006 common stock offerings as well as the Reckson Merger were completed on January 1, 2006.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through March 31, 2007.  The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2007	2006
Pro forma revenues	$330,220	$228,653
Pro forma net income	$146,670	$12,571
Pro forma earnings per common share-basic	$2.59	$0.22
Pro forma earnings per common share and common share equivalents-diluted	$2.48	$0.21
Pro forma common shares-basic	56,649	58,378
Pro forma common share and common share equivalents-diluted	60,930	62,127

4.  Property Dispositions and Assets Held for Sale

In February 2007, we sold the fee interests in 70 West 36th Street for approximately $61.5 million, excluding closing costs.  The property is approximately 151,000 square feet.  We recognized a gain on sale of approximately $47.2 million.

In March 2007, we entered into an agreement to sell our condominium interests in 125 Broad Street for approximately $273.0 million, excluding closing costs.  The property is approximately 525,000 square feet.  This transaction, which is subject to customary closing conditions, is expected to close in the second quarter of 2007.

At March 31, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, and 125 Broad Street which was considered as held for sale at March 31, 2007.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months Ended
	March 31,
	2007	2006
Revenues
Rental revenue	$3,840	$7,096
Escalation and reimbursement revenues	1,081	1,710
Other income	29	48
Total revenues	4,950	8,854
Operating expense	1,838	3,096
Real estate taxes	607	1,416
Ground rent	—	87
Interest	1,326	1,359
Depreciation and amortization	628	1,148
Total expenses	4,399	7,106
Income from discontinued operations	551	1,748
Gain on disposition of discontinued operations	—	—
Minority interest in operating partnership	(25)	(89)
Income from discontinued operations, net of minority interest	$526	$1,659

5.  Structured Finance Investments

During the three months ended March 31, 2007 and 2006, we originated approximately $311.4 million and $66.1 million in structured finance and preferred equity investments (net of discount), respectively.  In addition, we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $205.0 million and none in repayments and participations during those periods, respectively.  At March 31, 2007 and December 31, 2006 all loans were performing in accordance with the terms of the loan agreements.

As of March 31, 2007 and December 31, 2006, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.6% (in thousands):

			2007	2006	Initial
Loan	Gross	Senior	Principal	Principal	Maturity
Type	Investment	Financing	Outstanding	Outstanding	Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	89,954	31,226	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,053	58,013	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	33,610	33,082	October 2016
Mezzanine Loan (1) (3)	75,000	4,200,000	64,295	64,100	December 2016
Mezzanine Loan (1)	15,000	—	15,000	—	February 2010
Mezzanine Loan (3)	30,000	1,007,908	30,265	—	January 2008
Mezzanine Loan (1)	10,000	4,500	10,000	—	October 2007
Mezzanine Loan (1)	30,000	91,500	30,000	—	December 2007
Mezzanine Loan (1)(2)	25,000	314,830	26,723	—	November 2009
Mezzanine Loan (1)	1,000	—	1,000	—	January 2010
Mezzanine Loan (1)	500	—	500	—	December 2009
Mezzanine Loan (1)	14,189	15,661	9,938	—	April 2008
Mezzanine Loan (3) (5)	60,366	25,570,000	60,366	—	March 2009
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (4)	4,000	44,000	3,905	3,911	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation (1)	12,000	73,000	12,000	12,000	June 2007
	$583,555	$32,776,899	$572,109	$328,832

(1)         This is a fixed rate loan.

(2)         The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)         Gramercy holds a pari passu interest in a mezzanine loan on this asset.

(4)         This is an amortizing loan.

(5)      This loan was repaid in May 2007.

Preferred Equity Investments

As of March 31, 2007 and December 31, 2006, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 10.9% (in thousands):

			2007	2006	Initial
	Gross	Senior	Amount	Amount	Mandatory
Type	Investment	Financing	Outstanding	Outstanding	Redemption
Preferred equity (1)	$75,000	$69,724	$3,694	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1) (2)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
Preferred equity (3)	32,500	385,000	32,500	32,500	July 2007
	$187,500	$3,103,724	$116,194	$116,194

(1)             This is a fixed rate investment.

(2)             Gramercy holds a mezzanine loan on this asset.

(3)             Gramercy holds a pari passu preferred equity investment in this asset.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Ian Schrager, or Schrager, RFR Holding LLC, or RFR, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty Corporation, or Mack-Cali, Jeff Sutton, and Gramercy. As we do not control these joint ventures, we account for them under the equity method of accounting. The table below provides general information on each joint venture as of March 31, 2007 (in thousands):

		Ownership	Economic	Square		Acquisition
Property	Partner	Interest	Interest	Feet	Acquired	Price (1)
1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1250 Broadway (3)	SITQ	55.00%	66.18%	670	08/99	$121,500
1515 Broadway (4)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
One Madison Avenue — South Building	Gramercy	55.00%	55.00%	1,176	04/05	$803,000
Five Madison Avenue — Clock Tower (5)	Schrager/RFR/Credit Suisse	30.00%	30.00%	220	04/05	$116,000
379 West Broadway	Jeff Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
800 Third Avenue	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.8% of property’s annualized rent at March 31, 2007. We do not manage this joint venture.

(3)	As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(4)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 85.7% of this joint venture’s annualized rent at March 31, 2007.

(5)

In March 2006, we, along with Credit Suisse, sold a 40.0% interest in the joint venture to Schrager and RFR. They will perform the redevelopment and residential conversion of the Clock Tower. The arrangement provides Schrager and RFR with the ability to increase their ownership interest if certain performance thresholds are achieved.

(6)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity.

In March 2007, a joint venture between our company, SITQ and SEB Immobilier — Investment GmbH sold One Park Avenue for $550.0 million. We received approximately $108.7 million in proceeds from the sale, approximately $77.2 million of which represented an incentive distribution under our joint venture arrangement with SEB and the balance of approximately $31.5 million was recognized as gain on sale.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2007 and December 31, 2006, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate (1)	2007	2006

1221 Avenue of the Americas (2)	12/2010	5.86%	$170,000	$170,000
1250 Broadway (3)	08/2007	6.12%	$115,000	$115,000
1515 Broadway (4)	11/2007	6.23%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
One Madison Avenue — South Building	05/2020	5.91%	$680,815	$683,374
379 West Broadway	12/2007	7.57%	$13,029	$12,872
One Madison Avenue — Clock Tower (5)	11/2007	7.11%	$131,090	$127,323
Mack-Green joint venture (6)	08/2014	7.86%	$102,488	$102,519
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	08/2008	5.95%	$20,910	$20,910
521 Fifth Avenue	04/2011	6.32%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	—-

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2007.
(2)	This loan has an interest rate based on the LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The loan is subject to two one-year as-of-right renewal extensions. The joint venture extended this loan for one year.

(4)	The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to three one-year as-of-right renewal options.
(5)	The interest only loan carries an interest rate of 160 basis points over the 30-day LIBOR.
(6)	Comprised of $90.5 million variable rate debt that matures in May 2008 and $12.0 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green and 800 Third Avenue. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.0 million and $1.5 million from these services for the three months ended March 31, 2007, and 2006, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  It also established a real estate securities business that will focus on the acquisition, trading and financing of commercial mortgage backed securities and other real estate related securities.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  In August 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  During the term of Gramercy’s origination agreement, we will have the right to purchase 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At March 31, 2007 we held 6,418,333 shares of Gramercy’s common stock representing a total investment of approximately $113.7 million.  The market value of our investment in Gramercy was approximately $196.9 million at March 31, 2007.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement).  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation.  The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager.  For the three months ended March 31, 2007 and 2006, we received an aggregate of approximately $2.7 million and $2.2 million, respectively, in fees under the management agreement and $1.1 million and $0.5 million under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s partnership agreement as if such agreement had been terminated on that date.  We earned approximately $2.8 million and $1.2 million under this agreement for the three months ended March 31, 2007, and 2006, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. of its investment in Gramercy.  We recorded compensation expense of approximately $0.7 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively, related to these awards.  After giving effect to these awards, we own 64.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsource agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.33 million per year, increasing 3% annually over the prior year. For the three months ended March 31, 2007 and 2006, the Manager received an aggregate of approximately $1.1 million and $0.8 million, respectively, under the outsourcing and asset servicing agreements.

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

See above for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue-South Building.  Gramercy also has a joint venture investment along with us in 55 Corporate Drive, NJ.  See Note 5 for information of our structured finance investments in which Gramercy also holds an interest.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at March 31, 2007 and December 31, 2006, are as follows (in thousands):

	March 31, 2007	December 31, 2006
Assets
Commercial real estate property, net	$3,976,763	$3,760,477
Structured finance investments	2,321,893	2,144,151
Other assets	654,489	783,754
Total assets	$6,953,145	$6,688,382

Liabilities and members’ equity
Mortgages payable	$2,682,857	$2,605,023
Other loans	2,200,528	2,156,662
Other liabilities	144,898	141,504
Members’ equity	1,924,862	1,785,193
Total liabilities and members’ equity	$6,953,145	$6,688,382
Company’s net investment in unconsolidated joint ventures	$743,978	$686,069

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through March 31, 2007 and 2006 are as follows (in thousands):

	Three months Ended
	March 31,
	2007	2006
Total revenues	$191,123	$145,559
Operating expenses	42,161	32,383
Real estate taxes	20,197	17,417
Interest	76,359	49,615
Depreciation and amortization	22,825	18,108
Total expenses	161,542	117,523
Net income before gain on sale	$29,581	$28,036
Company’s equity in net income of unconsolidated joint ventures	$9,354	$9,968

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three months ended March 31, 2007 and 2006, the Service Corporation earned approximately $3.5 million and $1.3 million of revenue and incurred approximately $2.6 million and $1.9 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

The net book value of our investment as of March 31, 2007 and December 31, 2006 was approximately $3.3 million and $3.6 million, respectively.

8.	Deferred Costs

Deferred costs at March 31, 2006 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Deferred financing	$50,227	$28,584
Deferred leasing	117,575	115,147
	167,802	143,731
Less accumulated amortization	(51,042)	(45,881)
	$116,760	$97,850

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2007	2006
711 Third Avenue(1)	6/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1)	11/2010	8.44%	114,546	115,182
673 First Avenue(1)	2/2013	5.67%	33,640	33,816
125 Broad Street(3)	—	—	—	73,985
220 East 42nd Street(1)	12/2013	5.24%	209,095	210,000
625 Madison Avenue(1)	11/2015	6.27%	101,331	101,834
55 Corporate Drive	12/2015	5.75%	95,000	95,000
609 Fifth Avenue(1)	10/2013	5.85%	101,490	101,807
609 Partners, LLC	7/2014	5.00%	63,891	63,891
485 Lexington Avenue	2/2017	5.61%	450,000	—
1604-1610 Broadway	3/2012	5.66%	27,000	—
120 West 45th Street	2/2017	6.12%	170,000	—
919 Third Avenue(4)	7/2018	6.87%	234,221	—
100 Summit Road(5)	4/2007	8.50%	12,318	—
300 Main Street	2/2017	5.75%	11,500	—
399 Knollwood Rd	3/2014	5.75%	19,234	—
70 West 36th Street(6)	—	—	—	11,199
Total fixed rate debt			1,763,266	926,714
1551/1555 Broadway	8/2008	7.33%	79,656	78,208
141 Fifth Avenue(7)	9/2007	7.57%	10,653	10,457
717 Fifth Avenue(8)	9/2008	6.92%	175,000	175,000
Landmark Square	2/2009	7.17%	128,000	—
Total floating rate debt			393,309	263,665
Total mortgage notes payable			$2,156,575	$1,190,379

(1)     Held in bankruptcy remote special purpose entity.

(2)     Effective interest rate for the quarter ended March 31, 2007.

(3)     The balance on this mortgage at March 31, 2007 was included in liabilities related to assets held for sale.

(4)     We own a 51% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.

(5)     This loan will be repaid in May 2007.

(6)     We sold this property in March 2007.

(7)     We own a 50% interest in the joint venture that is the borrower on these loans.  These loans are non-recourse to us.

(8)     See Note 3 for a description of our ownership interest in this property.

At March 31, 2007 and December 31, 2006 the gross book value of the properties collateralizing the mortgage notes was approximately $3.2 billion and $1.6 billion, respectively.

For the three months ended March 31, 2007 and 2006, we incurred approximately $60.9 million and $18.2 million of interest expense, respectively, excluding interest which was capitalized of approximately $3.9 million and $2.5 million, respectively.

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

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $800.0 million unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility from $500.0 million in January 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio.  This facility matures in September 2008 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no balance and carried a spread over LIBOR of 110 basis points at March 31, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $15.3 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.42% for the three months ended March 31, 2007.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This term loan bore interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. This unsecured term loan was repaid and terminated in March 2007.  The effective all-in interest rate on the unsecured term loan was 5.63% for the three months ended March 31, 2007.

We have a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan has a floating rate of 125 basis points over the current LIBOR rate and matures in May 2010.  The effective all-in interest rate on this secured term loan was 5.96% for the three months ended March 31, 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which matures in January 2010.  This term loan bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. As of March 31, 2007, we had $500.0 million outstanding under the unsecured bridge loan at the rate of 110 basis points over LIBOR. This bridge loan is prepayable at any time without penalty. The effective all-in interest rate on the unsecured bridge loan was 6.42% for three months ended March 31, 2007. The unsecured bridge loan includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Notes

In March 2007, we issued $750.0 million of 3.00% exchangeable senior notes which are due in 2027. The notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes will pay interest semi-annually at a rate of 3.00% per annum and mature on March 30, 2027. Interest on these notes is payable semi-annually on March 30 and September 30. The notes will have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes will be senior unsecured obligations of our operating partnership and will be exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes will be Redeemable, at our option on, and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.

As of March 31, 2007, we had outstanding approximately $2.0 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
June 17, 2002(a)	$50,000	6.00%	5	June 15, 2007
August 27, 1997(a)	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(b)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	$2,012,500

(a)             These notes were redeemed on April 27, 2007.

(b)            Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through March 31, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and the unsecured bridge loan and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loan, bridge loan, trust preferred securities, unsecured notes and our share of joint venture debt as of March 31, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Unsecured Notes	Total	Joint Venture Debt
2007	$10,207	$22,971	$—	$—	$200,000	$233,178	$456,616
2008	14,493	254,656	—	1,766	—	270,915	59,479
2009	15,596	128,000	—	327,648	200,000	671,244	6,573
2010	16,165	104,691	—	370,586	—	491,442	83,558
2011	13,470	216,656	—	—	150,000	380,126	78,810
Thereafter	24,371	1,335,300	—	100,000	1,442,730	2,902,401	579,022
	$94,302	$2,062,274	$—	$800,000	$1,992,730	$4,949,306	$1,264,058

11.  Rental Income

The operating partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from March 31, 2007 to 2037.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2007 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Joint Venture Properties
2007	$513,530	$148,132
2008	659,706	176,723
2009	627,705	172,405
2010	580,473	153,246
2011	523,666	137,036
Thereafter	2,919,373	870,540
	$5,824,453	$1,658,082

12.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $3.0 million and $2.8 million for the three months ended March 31, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.  Also in 2006, an entity in which we hold a preferred equity investment paid approximately $438,000 to Sonnenblick in connection with refinancing the property held by that entity and increasing the first mortgage to $90.0 million.  In 2007, our 1604-1610 Broadway joint venture paid approximately $146,500 to Sonnenblick in connection with obtaining a $27.0 million first mortgage and we paid $759,000 in connection with the refinancing of 485 Lexington Avenue.

In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $66,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively.

Other

Amounts due from (to) related parties at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Due from joint ventures	$9,570	$3,479
Officers and employees	153	153
Other	5,215	3,563
Related party receivables	$14,938	$7,195

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bore interest at the applicable federal rate per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan was forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remained employed by us until January 17, 2007.  Due to the attainment of the performance goals, this loan was forgiven in January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) was forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remained employed by us through each of such date.  This $300,000 loan was completely forgiven on January 1, 2006.

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

13.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 200,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 100,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2007, 59,181,651 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2007, we issued approximately 9.0 million shares of our common stock in connection with the Reckson acquisition.  These shares had a value of approximately $1.1 billion on the date the merger agreement was executed.

In March 2007, Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. In April 2007, we purchased approximately 16,000 shares of our common stock at an average price of $132.48 per share.

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

During the three months ended March 31, 2007 and 2006, approximately 17,000 and 43,000 shares were issued and approximately $2.3 million and $3.4 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500 and $162,500 was recorded during the three months ended March 31, 2007 and 2006, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established.  The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment.  On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in SL Green Operating Partnership, L.P., that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at the Company’s election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million and $0.4 million of compensation expense during the three months ended March 31, 2007 and 2006, respectively, in connection with the 2005 Outperformance Plan.

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

In the event of a change in control of our company prior to August 1, 2007, the performance period will be shortened to end on a date immediately prior to such event and the cumulative stockholder return benchmark will be adjusted on a pro rata basis.  In the event of a change in control of our company on or after August 1, 2007 but before July 31, 2009, the performance pool will be calculated assuming the performance period ended on July 31, 2009 and the total return continued at the same annualized rate from the date of the change in control to July 31, 2009 as was achieved from August 1, 2006 to the date of the change in control; provided that the performance pool may not exceed 200% of what it would have been if it was calculated using the total return from August 1, 2006 to the date of the change in control and a pro rated benchmark.  In either case, the performance pool will be formed as described above if the adjusted benchmark target is achieved and all earned awards will be fully vested upon the change in control.  If a change in control occurs after the performance period has ended, all unvested awards issued under our 2006 Outperformance Plan will become fully vested upon the change in control.

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million of compensation expense during the three months ended March 31, 2007 in connection with the 2006 Outperformance Plan.

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

During the three months ended March 31, 2007, 3,567 phantom stock units were earned.  As of March 31, 2007, there were approximately 14,127 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At March 31, 2007, approximately 0.7 million shares of our common stock were reserved for issuance under the 1997 Plan.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 3,500,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan; provided that, as described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 4,375,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with other companies in the market) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.6 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.9 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.8 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 4,375,000 shares can be the subject of grants under the 2005 Plan. At the end of the third calendar year following the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2% or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.8 to 3.9, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 875,000 shares can be the subject of option grants to any one person in any year, and as many as 269,230 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that such 2005 Plan was initially approved by the Board. At March 31, 2007, approximately 2.0 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 2.5 million if all shares available under the 2005 Plan were issued as five-year options.

In March 2007, our Board of Directors approved an amended and restated 2005 Stock Option and Incentive Plan that would increase the number of shares that may be issued pursuant to such plan.  The amended and restated 2005 Stock Option and Incentive Plan is subject to stockholder approval.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of March 31, 2007 and December 31, 2006 and changes during the periods then ended are presented below:

	2007		2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,645,643	$58.77	1,731,258	$41.25
Granted	303,000	$153.52	403,500	$103.30
Exercised	(236,587)	$36.88	(444,449)	$32.29
Lapsed or cancelled	(25,000)	$28.10	(44,666)	$40.58
Balance at end of period	1,687,056	$79.31	1,645,643	$58.77

Options exercisable at end of period	635,543	$60.46	597,974	$52.72
Weighted average fair value of options granted during the period	$10,109,000		$7,805,000

All options were granted within a price range of $18.44 to $156.10.  The remaining weighted average contractual life of the options was 7.8 years.

Earnings Per Share

Earnings per share for the three months ended March 31, is computed as follows (in thousands):

	Three months Ended March 31,
	2007	2006
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$147,427	$23,732
Effect of Dilutive Securities:
Redemption of units to common shares	6,900	1,279
Stock options	—-	—-
Diluted Earnings:
Income available to common stockholders	$154,327	$25,011

	Three months Ended March 31,
	2007	2006
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	56,649	42,858
Effect of Dilutive Securities:
Redemption of units to common shares	2,652	2,311
4.0% exchangeable senior debentures	215	—-
Stock-based compensation plans	1,414	1,439
Diluted Shares	60,930	46,608

14.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of March 31, 2007 and December 31, 2006, the minority interest unit holders owned 4.2% (2,618,700 units) and 5.1% (2,693,900 units) of the operating partnership, respectively.  At March 31, 2007, 2,618,700 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

15.  Commitments and Contingencies

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

Our property located at 810 7th Avenue, New York, NY is subject to certain air rights lease agreements.  These lease agreements have terms expiring in 2044 and 2048, including renewal options.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2007 (in thousands):

March 31,	Air Rights	Capital lease	Non-cancellable operating leases

2007	$21	$1,062	$22,878
2008	29	1,416	30,221
2009	29	1,416	30,221
2010	29	1,451	29,779
2011	29	1,555	27,068
Thereafter	213	50,315	577,821
Total minimum lease payments	$350	57,215	$717,988
Less amount representing interest		(40,785)
Present value of net minimum lease payments		$16,430

16.  Financial Instruments: Derivatives and Hedging

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2007.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$65,000	4.330%	9/2006	6/2008	$512
Interest Rate Swap	$100,000	4.060%	12/2003	12/2007	$744
Interest Rate Swap	$35,000	4.113%	12/2004	6/2008	$365
Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$416
Interest Rate Swap	$125,000	4.352%	9/2006	8/2009	$1,383
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$768
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	$—
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	$6
Interest Rate Cap	$175,000	6.000%	9/2006	9/2007	$—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$24

On March 31, 2007, the derivative instruments were reported as an asset at their fair value of approximately $4.2 million.  This is included in Other Assets on the consolidated balance sheet at March 31, 2007.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $11.6 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

17.  Environmental Matters

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

18.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in Manhattan, Westchester County, Connecticut, Long Island City and New Jersey and have two reportable segments, real estate and structured finance investments.  Our investment in Gramercy and its related earnings are included in the structured finance segment.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of Manhattan, Westchester, Connecticut, Long Island City and New Jersey.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on our structured finance investments.

Selected results of operations for the three months ended March 31, 2007 and 2006, and selected asset information as of March 31, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2007	$263,244	$32,527	$295,771
March 31, 2006	99,081	17,285	116,366

Income from continuing operations before minority interest:
Three months ended:
March 31, 2007	$90,947	$13,694	$104,641
March 31, 2006	21,529	5,513	27,042

Total assets
As of:
March 31, 2007	$8,818,184	$807,601	$9,625,785
December 31, 2006	4,068,571	563,656	4,632,227

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $34.2 million and $13.0 million for the three months ended March 31, 2007 and 2006, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months Ended March 31,
	2007	2006

Income from continuing operations before minority interest	$83,929	$29,083
Gain on sale of unconsolidated joint venture	31,509	—-
Minority interest in operating partnership attributable to continuing operations	(6,875)	(1,190)
Minority interest in other partnerships	(3,922)	(851)
Net income from continuing operations	104,641	27,042
Income/gains from discontinued operations, net of minority interest	526	1,659
Gain on sale of real estate	47,229	—-
Net income	152,396	28,701
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$147,427	$23,732

19.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 is presented below (in thousands):

	Three months Ended March 31,
	2007	2006
Issuance of common stock as deferred compensation	$477	$6,214
Redemption of units and dividend reinvestments	4,254	8,410
Derivative instruments at fair value	(3,531)	4,634
Tenant improvements and capital expenditures payable	13,656	1,247
Transfer of real estate to joint venture	—-	132,980
Assignment of mortgage to joint venture	—-	120,859
Assignment of minority interest to joint venture	—-	5,750
Issuance of preferred units	1,200	—-
Assumption of mortgage loans and unsecured notes	1,523,756	—-
SFAS 141 mark-to-market of debt assumed	54,270	—-

20.  Subsequent Events

In April 2007, we announced that we have acquired a 32.26% interest in the office condominium located at 1745 Broadway in Midtown Manhattan.  The investment was made through a joint venture with SITQ and The Witkoff Group. The interest was acquired for approximately $66.5 million, valuing the office space at approximately $520.0 million. The property encompasses approximately 674,000 square feet.

In April 2007, we announced that we entered into an agreement to sell our office condominium interest in floors six through eighteen at 110 East 42nd Street for $111.5 million. The property encompasses approximately 181,000 square feet. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2007. The sale price does not include approximately 112,000 square feet of developable air rights, which we are retaining along with the ability to transfer these rights off-site.

In April 2007, we announced that we had entered into an agreement to sell our property located at 292 Madison Avenue for $140.0 million. The property encompasses approximately 187,000 square feet. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2007.

In April 2007, we announced that we had entered into an agreement to acquire the fee interest in 333 West 34th Street for $183.0 million from Citigroup Global Markets, Inc. The property encompasses approximately 345,000 square feet. At closing, Citigroup will enter into a full building triple net lease through 2009. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2007.

In April 2007, we announced that we had acquired 1 Jericho Plaza and 2 Jericho Plaza in Jericho, New York in a partnership with Onyx Equities and an affiliate of Credit Suisse Securities (USA) LLC, for $210.0 million. The property encompasses approximately 640,000 square feet. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2007.

In April 2007, we, along with Gramercy, together as tenants-in-common, acquired the fee interest in 2 Herald Square, a 354,400 square foot office and retail property located at 1328 Broadway in New York City. The fee interest, which is subject to a long-term operating lease, was purchased for $225.0 million. We own 55% of the fee and Gramercy owns the remaining 45%. The tenancy-in-common financed its acquisition with a $191.25 million, 10-year fixed rate loan provided by an affiliate of Goldman, Sachs & Co.

In April 2007, we entered into new employment agreements with each of Marc Holliday, Andrew Mathias, Gregory F. Hughes and Andrew Levine as well as with five other individuals.  We recorded a one-time charge in the first quarter of approximately $13.0 million primarily in connection with these agreements.

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

On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P. or ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of Reckson were converted into the right to receive (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a prorated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of Reckson mortgage debt, approximately $287.5 million of Reckson convertible public debt and approximately $967.8 million of Reckson public unsecured notes.

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this report and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	26	14,145,000	98.2%
	Unconsolidated properties	8	7,966,900	95.9%

Suburban	Consolidated properties	28	4,660,900	90.5%
	Unconsolidated properties	1	1,402,000	100.0%
		63	28,174,800

(1) The weighted average occupancy represents the total leased square feet divided by total available square feet.

We also own 505,000 square feet of retail (nine) and development (one) properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

We also own approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 64.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Item 1 Financial Statements, Note 6.

Critical Accounting Policies

Refer to our 2006 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no material changes to these policies in 2007.

Results of Operations

Comparison of the three months ended March 31, 2007 to the three months ended March 31, 2006

The following comparison for the three months ended March 31, 2007, or 2007, to the three months ended March 31, 2006, or 2006, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at March 31, 2007 and total 19 of our 54 consolidated properties, representing approximately 40.0% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34PthP Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June) and 717 Fifth Avenue (September), and in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$155.6	$79.1	$76.5	96.7%
Escalation and reimbursement revenue	28.6	13.9	14.3	102.9
Total	$184.2	$93.0	$91.2	98.1%

Same-Store Properties	$96.8	$88.7	$8.1	9.1%
Acquisitions	85.2	2.6	82.6	3,176.9
Other	2.2	1.7	0.5	29.4
Total	$184.2	$93.0	$91.2	98.1%

Occupancy in the Same-Store Properties increased slightly from 96.0% at March 31, 2006 to 98.7% at March 31, 2007.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2007 compared to a partial period or not being included in 2006.

At March 31, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 33.1% and 16.4% higher, respectively, than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2007.  Approximately 4.2% of the space leased at our consolidated properties expires during the remainder of 2007.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2007.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.6 million) and the Acquisitions ($11.8 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.8 million), operating expense escalations ($1.6 million) and real estate tax escalations ($0.2 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$9.4	$10.0	$(0.6)	(6.0)%
Investment and preferred equity income	21.7	13.5	8.2	60.7
Other income	89.9	9.9	80.0	808.1
Total	$121.0	$33.4	$87.6	262.3%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($0.8 million), 521 Fifth Avenue which is under redevelopment ($0.7 million) and the Mack-Green joint venture ($1.3 million).  This was partially offset by increased net income contributions from our investments in Gramercy ($1.6 million) and One Park Avenue ($0.6 million).  Occupancy at our joint venture properties decreased from 96.7% in 2006 to 95.9% in 2007 primarily due to increased vacancy at 1221 Avenue of the Americas and 521 Fifth Avenue.  At March 31, 2007, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 38.3% and 11.0% higher, respectively, than then existing in-place fully escalated rents.  Approximately 4.0% of the space leased at our joint venture properties expires during the remainder of 2007.

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $718.7 million and 9.98%, respectively, for 2007 compared to $453.1 million and 10.3%, respectively, for 2006.

The increase in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) as well by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $2.6 million).

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$49.6	$27.8	$21.8	78.4%
Real estate taxes	31.2	17.7	13.5	76.3
Ground rent	7.3	4.9	2.4	49.0
Total	$88.1	$50.4	$37.7	74.8%

Same-Store Properties	$49.2	$46.0	$3.2	7.0%
Acquisitions	35.0	1.0	34.0	3,400.0
Other	3.9	3.4	0.5	14.7
Total	$88.1	$50.4	$37.7	74.8%

Same-Store Properties operating expenses, excluding real estate taxes ($0.3 million), increased approximately $2.9 million.  There were increases in repairs, maintenance and payroll expenses ($0.7 million), utilities ($2.1 million) and other miscellaneous expenses ($0.4 million), respectively.  This was partially offset by a decrease in insurance costs ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.3 million) due to higher assessed property values and the Acquisitions ($13.2 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$60.9	$18.2	$42.7	234.6%
Depreciation and amortization expense	38.0	15.6	22.4	143.6
Marketing, general and administrative expense	34.2	13.0	21.2	163.1
Total	$133.1	$46.8	$86.3	184.4%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.68% for the quarter ended March 31, 2006 to 5.64% for the quarter ended March 31, 2007.  As a result of the new investment activity, the weighted average debt balance increased from $1.6 billion as of March 31, 2006 to $5.0 billion as of March 31, 2007.

Marketing, general and administrative expenses represented 11.6% of total revenues in 2007 compared to 11.2% in 2006.  The increase is primarily due to a one-time charge of $13.0 million associated with nine new employment agreements as well as additional hiring due to the Reckson Merger.

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

Cash and cash equivalents were $499.7 million and $117.2 million at March 31, 2007 and December 31, 2006, respectively, representing an increase of $382.5 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2007	2006	Increase (Decrease)
Net cash provided by operating activities	$135,247	$33,399	$101,848
Net cash used in investing activities	$(2,916,868)	$(306,503)	$2,610,365
Net cash provided by financing activities	$3,164,171	$269,535	$2,894,636

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2007 our portfolio was 96.3% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt.  During the three months ended March 31, 2007, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(2,503,400)
Capital expenditures and capitalized interest	(10,714)
Escrow cash-capital improvements/acquisition deposits	140,848
Joint venture investments	(60,157)
Distributions from joint ventures	9,164
Proceeds from sales of real estate	49,574
Structured finance and other investments	(235,682)

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common stock. During the three months ended March 31, 2007, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$2,017,337
Repayments under our debt obligations	(605,927)
Net proceeds from issuance of common stock	1,010,078
Other financing activities	484,305
Dividends and distributions paid	(11,156)

Capitalization

As of March 31, 2007, we had 59,181,651 shares of common stock, 2,618,700 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. In April 2007, we purchased approximately 16,000 shares of our common stock at an average price of $132.48 per share.

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

During the three months ended March 31, 2007 and 2006, approximately 17,000 and 43,000 shares were issued and approximately $2.3 million and $3.4 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500 and $162,500 was recorded during the three months ended March 31, 2007 and 2006, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant’s award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established.  The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment.  On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in SL Green Operating Partnership, L.P., that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at the Company’s election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million and $0.4 million of compensation expense during the three months ended March 31, 2007 and 2006, respectively in connection with the 2005 Outperformance Plan.

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

In the event of a change in control of our company prior to August 1, 2007, the performance period will be shortened to end on a date immediately prior to such event and the cumulative stockholder return benchmark will be adjusted on a pro rata basis.  In the event of a change in control of our company on or after August 1, 2007 but before July 31, 2009, the performance pool will be calculated assuming the performance period ended on July 31, 2009 and the total return continued at the same annualized rate from the date of the change in control to July 31, 2009 as was achieved from August 1, 2006 to the date of the change in control; provided that the performance pool may not exceed 200% of what it would have been if it was calculated using the total return from August 1, 2006 to the date of the change in control and a pro rated benchmark.  In either case, the performance pool will be formed as described above if the adjusted benchmark target is achieved and all earned awards will be fully vested upon the change in control.  If a change in control occurs after the performance period has ended, all unvested awards issued under our 2006 Outperformance Plan will become fully vested upon the change in control.

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million of compensation expense during the three months ended March 31, 2007 in connection with the 2006 Outperformance Plan.

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

During the three months ended March 31, 2007, approximately 3,567 phantom stock units were earned.  As of March 31, 2007, there were approximately 14,127 phantom stock units outstanding.

2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 4,375,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2007, approximately 2.0 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 2.5 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At March 31, 2007, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loan, unsecured bridge loan,  unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.3 billion) represented 41.9% of our combined market capitalization of approximately $15.0 billion (based on a common stock price of $137.18 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2007).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, term loan, unsecured bridge loan, unsecured notes and trust preferred securities outstanding at March 31, 2007 and December 31, 2006, respectively (dollars in thousands).

Debt Summary:	March 31, 2007	December 31, 2006
Balance
Fixed rate	$3,855,996	$1,026,714
Variable rate — hedged	485,000	485,000
Total fixed rate	4,340,996	1,511,714
Variable rate	505,178	291,665
Variable rate—supporting variable rate assets	103,131	12,000
Total variable rate	608,309	303,665
Total	$4,949,305	$1,815,379

Percent of Total Debt:
Total fixed rate	87.7%	83.3%
Variable rate	12.3%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.39%	5.75%
Variable rate	6.72%	6.57%
Effective interest rate	5.64%	5.93%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.32% and 4.83% at March 31, 2007 and 2006, respectively).  Our consolidated debt at March 31, 2007 had a weighted average term to maturity of approximately 8.8 years.

Certain of our structured finance investments, totaling approximately $103.1 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2007.

Mortgage Financing

As of March 31, 2007, our total mortgage debt (excluding our share of joint venture debt of approximately $1.3 billion) consisted of approximately $1.8 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.01% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 7.10%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $800.0 million unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility from $500.0 million.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio, currently 110 basis points.  This facility matures in September 2008 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 25 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had no balance outstanding at March 31, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $15.3 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  The effective all-in weighted average interest rate on the unsecured term loan was 5.63% for three months ended March 31, 2007.  The unsecured term loan was repaid and terminated in March 2007.

We also have a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the

Americas.  The loan matures in May 2010.  This term loan has a floating rate of 125 basis points over the current 30-day LIBOR rate.  During April 2004, we entered into a swap agreement to fix the LIBOR at a blended all-in interest rate of 5.10% through December 2008.  This loan carried an effective all-in weighted average interest rate of 5.96% for the three months ended March 31, 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which matures in January 2010.  This bridge loan bears interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. As of March 31, 2007, we had $500.0 million outstanding under the unsecured bridge loan at the rate of 110 basis points over LIBOR. This bridge loan is prepayable at any time without penalty. The effective all-in interest rate on the unsecured bridge loan was 6.42% for three months ended March 31, 2007. The unsecured bridge loan includes certain restrictions and covenants (see restrictive covenants below).

Unsecured Notes

In March 2007, we issued $750.0 million of 3.00% exchangeable senior notes which are due in 2027. The notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes will pay interest semiannually at a rate of 3.00% per annum and mature on March 30, 2027. Interest on these notes is payable semi-annually on March 30 and September 30. The notes will have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances.  The notes will be senior unsecured obligations of our operating partnership and will be exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option.  The notes will be redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.

As of March 31, 2007, we had outstanding approximately $2.0 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Maturity	Term (in Years)
June 17, 2002(a)	50,000	6.00%	5	June 15, 2007
August 27, 1997(a)	150,000	7.20%	10	August 28, 2007
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(b)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	$2,012,500

(a)             These notes were redeemed on April 27, 2007.

(b)            Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.  In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through March 31, 2007, approximately $0.4 million of the aggregate discounts have been amortized.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at March 31, 2007 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured bridge loan and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2007 and December 31, 2006, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2007 would increase our annual interest cost by approximately $8.9 million and would increase our share of joint venture annual interest cost by approximately $6.9 million, respectively.

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

Approximately $4.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2007 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loan, unsecured bridge loan, unsecured notes and bonds, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease, air rights and ground leases, as of March 31, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$33,178	$269,149	$143,596	$120,856	$230,126	$1,359,671	$2,156,576
Revolving Credit Facility	—	—	—	—	—	—	—
Term loans and Trust Preferred Securities	—	1,766	327,648	370,586	—	100,000	800,000
Unsecured Notes	200,000	—	200,000	—	150,000	1,442,730	1,992,730
Capital lease	1,062	1,416	1,416	1,451	1,555	50,315	57,215
Ground leases	22,878	30,221	30,221	29,779	27,068	577,821	717,988
Air rights	21	29	29	29	29	213	350
Estimated interest expense	267,873	252,273	220,707	182,255	154,167	939,661	2,016,936
Joint venture debt	456,616	59,479	6,573	83,558	78,810	579,022	1,264,058
Total	$981,628	$614,333	$930,190	$788,514	$641,755	$5,049,433	$9,005,853

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2007, we will incur approximately $161.7 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $35.9 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.80 per share, we would pay approximately $166.4 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $3.0 million and $2.8 million for the three months ended March 31, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 2,013 square feet of space at 420 Lexington Avenue pursuant to a lease that expired on June 30, 2005 and provided for annual rental payments of approximately $66,000. This space is now leased on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is offset against a consulting fee, of $11,025 per month, are affiliate pays to her under a consulting agreement which is cancelable upon 30-days notice.  The consulting agreement was cancelled in July 2006.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $66,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively.

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2006, our 485 Lexington Avenue joint venture paid approximately $757,000 to Sonnenblick in connection with refinancing the property and increasing the first mortgage to $390.0 million.  Also in 2006, an entity in which we hold a preferred equity investment paid approximately $438,000 to Sonnenblick in connection with refinancing the property held by that entity and increasing the first mortgage to $90.0 million.  In 2007, our 1604-1610 Broadway joint venture paid approximately $146,500 to Sonnenblick in connection with obtaining a $27.0 million first mortgage and we paid $759,000 in connection with the refinancing of 485 Lexington Avenue.

In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 12, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 / occurrence and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We, together with Gramercy, own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the NYC portfolio and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

FFO for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net income available to common stockholders	$147,427	$23,732
Add:
Depreciation and amortization	37,991	15,636
Minority interest	10,797	2,041
FFO from discontinued operations	1,179	2,895
FFO adjustment for unconsolidated joint ventures	5,822	7,980
Less:
Income from discontinued operations	(526)	(1,659)
Gain on sale of real estate	(47,229)	—-
Equity in net gain on sale of joint venture property	(31,509)	—-
Depreciation on non-rental real estate assets	(236)	(267)
Funds from Operations - available to all stockholders	$123,716	$50,358
Cash flows provided by operating activities	$135,247	$33,399
Cash flows used in investing activities	$(2,916,869)	$(306,503)
Cash flows provided by financing activities	$3,164,171	$269,535

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester, Connecticut, Long Island City and New Jersey office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in New York City, Westchester, Connecticut, Long Island City and New Jersey being less favorable than expected;

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2006.  Our exposures to market risk have not changed materially since December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II        OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As of March 31, 2007, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, the company announced that it and Reckson Associates Realty Corp. had reached an agreement in principal to settle the previously disclosed class action lawsuits relating to the SL Green/Reckson merger.  The settlement, which remains subject to documentation and judicial review and approval, provides (1) for certain contingent profit sharing participations for Reckson stockholders relating to specified assets, (2) for potential payments to Reckson stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 1A.        RISK FACTORS

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan, as well as Westchester, Connecticut, New Jersey and Long Island City, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends to stockholders.

Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.  We could also be impacted by weakness in our Suburban markets, including Westechester, Connecticut, New Jersey and Long Island City.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2011, leases will expire on approximately 36.8% and 32.0% of the rentable square feet at our consolidated properties and unconsolidated joint venture properties, respectively. As of March 31, 2007, approximately 6.7 million and 2.9 million square feet are scheduled to expire by December 31, 2011 at our consolidated properties and unconsolidated joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $264.7 million and $141.7 million, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in nine of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 521 Fifth Avenue, 919 Third Avenue, 1185 Avenue of the Americas, and 1055 Washington Avenue, CT. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 25 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at March 31, 2007 totaled approximately $256.3 million, or 27.8%, of our share of total portfolio annualized revenue associated with these properties.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of March 31, 2007 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 20.0% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, N.A., Viacom International Inc. and Credit Suisse Securities (USA) LLC who accounted for approximately 5.7%, 6.4% and 4.2% of our share of portfolio annualized rent, respectively, and no tenant accounted for more than 2.7% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

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

We intend to acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

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

We rely on four large properties for a significant portion of our revenue.

As of March 31, 2007, four of our properties, 420 Lexington Avenue, 1185 Avenue of the Americas, 1221 Avenue of the Americas and 1515 Broadway, accounted for approximately 25.2% of our portfolio annualized rent, including our share of joint venture annualized rent, and 1221 Avenue of the Americas alone accounted for approximately 7% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits in excess of $200.0 million per location. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007.  We now maintain two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of coverage for us, but at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 / occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We, together with Gramercy, own One Madison Avenue, for which insurance is provided by the tenant, Credit Suisse Securities (USA) LLC. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured term loan, and unsecured bridge loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

The total principal amount of our outstanding consolidated indebtedness was approximately $4.9 billion as of March 31, 2007, consisting of none under our 2005 unsecured revolving credit facility, $500.0 million under our unsecured bridge loan, $2.0 billion under our unsecured notes, $200.0 million under our secured term loan, $100.0 million under our junior subordinated deferrable interest debentures and approximately $2.2 billion of non-recourse mortgage loans on eighteen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $784.7 million available for draw as of March 31, 2007. Our 2005 unsecured revolving credit facility matures in September 2008. Our unsecured bridge loan matures in January 2010. Our secured term loan matures in May 2010. As of March 31, 2007, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $2.6 billion, of which our proportionate share was approximately $1.3 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, credit facility, term loan, bridge loan, debentures and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under our unsecured credit facility, our secured term loan, and our unsecured bridge loan, all amounts due and owing at such time shall accrue interest at a rate equal to 4% higher than the rate at which each such loan was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make scheduled payments under our secured term loan, unsecured credit facility and our unsecured bridge loan, would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2007, approximately $33.2 million and $892.3 million of debt on our consolidated properties and our unconsolidated joint venture properties, respectively, will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2005 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. Our 2005 unsecured revolving credit facility and secured term loan, unsecured bridge loan and unsecured bonds also require us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. Restrictions on our ability to conduct business could adversely affect our results of operations and our ability to make distributions to stockholders.

Rising interest rates could adversely affect our cash flow.

Advances under our 2005 unsecured revolving credit facility, secured term loan, unsecured bridge loan and certain property-level mortgage debt bear interest at a variable rate. These variable rate borrowings totaled approximately $608.3 million at March 31, 2007. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $784.7 million available for draw as of March 31, 2007. Borrowings under our 2005 unsecured revolving credit facility bear interest at a spread equal to the 30-day LIBOR, plus 110 basis points. Borrowings under our unsecured bridge loan and our secured term loan bear interest at spreads equal to the 30-day LIBOR plus 110 and 125 basis points, respectively. As of March 31, 2007, borrowings under the 2005 unsecured revolving credit facility, secured term loan, unsecured bridge loan and junior subordinated deferrable interest debentures totaled none, $200.0 million, $500.0 million and $100.0 million, respectively, and bore interest at 6.42%, 5.96%, 6.42%, and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At March 31, 2007, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $8.9 million and would increase our share of joint venture annual interest costs by approximately $6.9 million.

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

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of March 31, 2007, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.3 billion, was approximately 41.9%. However, our policy is to incur debt only if upon a conversion our consolidated debt to market capitalization ratio would be 60.0% or less. Our board of directors can alter or eliminate this policy and may do so if our board of directors determines that this action is in the best interests of our business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to stockholders and could increase the risk of default on our indebtedness. In addition, any change that increases our debt to market capitalization percentage could be viewed negatively by investors. As a result, our share price could decrease.

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

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

We owned mezzanine loans, junior participations and preferred equity interests in eighteen properties with an aggregate book value of approximately $688.3 million at March 31, 2007. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.  In addition, under the origination agreement with Gramercy, we are precluded from making certain types of structured finance investments.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of March 31, 2007, our unconsolidated joint ventures owned eight properties and we had an aggregate cost basis in the joint ventures totaling approximately $744.0 million. As of March 31, 2007, our share of joint venture debt totaled approximately $1.3 billion.

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

Specifically, we have agreed not to sell our interest in these properties until August 20, 2009 without the approval of unitholders holding at least 75% of the units issued in consideration for these properties. The current gross carrying value of the commercial real estate of these properties totaled approximately $88.3 million at March 31, 2007. We have also agreed not to reduce the mortgage indebtedness (approximately $33.6 million at March 31, 2007), other than pursuant to scheduled amortization, on 673 First Avenue until one year prior to its maturity date without the same consent. In addition, we are obligated to use commercially reasonable efforts to refinance this mortgage prior to its maturity date in an amount not less than the principal amount outstanding on the maturity date. With respect to 673 First Avenue, Mr. Green controls at least 75% of the units whose approval is necessary. With respect to 470 Park Avenue South, Mr. Green controls at least 65% of the units whose approval is necessary. Finally, during this period, we may not incur debt secured by any of these properties if the amount of our new debt would exceed the greater of 75% of the value of the property securing the debt or the amount of existing debt being refinanced plus associated costs. The maturity date for the mortgage loan for 673 First Avenue is February 11, 2013.

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

In addition, pursuant to the Reckson Merger we acquired certain properties located in Valhalla, New York and succeeded to Reckson’s agreement not to take certain actions prior to April 21, 2013 that would adversely affect the tax positions of certain of the partners who held interests in those properties prior to their contribution to Reckson.

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

We would incur adverse tax consequences in Reckson failed to qualify as a REIT.

We have assumed that Reckson has qualified as a REIT for United States federal income tax purposes and that we will continue to be able to qualify as a REIT following the Reckson Merger. However, if Reckson failed to qualify as a REIT, we generally would have succeeded to significant tax liabilities (including the significant tax liability that would result from a deemed sale of assets by Reckson pursuant to the Reckson Merger).

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

Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBD’s.  Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBD’s in which our Suburban properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

Loss of our key personnel could harm our operations.

We are dependent on the efforts of Stephen L. Green, the chairman of our board of directors and an executive officer, Marc Holliday, our chief executive officer, Andrew Mathias, our president and chief investment officer and Gregory F. Hughes, our chief operating and financial officer. A loss of the services of either of these individuals could adversely affect our operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. In April 2007, we purchased approximately 16,000 shares of our common stock at an average price of $132.48 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits:

4.1

Indenture dated March 26, 2007, by and among the Company, the Operating Partnership and The Bank of New York, as trustee, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

4.2

Registration Rights Agreement dated March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

4.3	Form of 3.00% Exchangeable Senior Notes due 2027 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

10.1

25% Membership Interests Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.2

75% Membership Interests Purchase Agreement dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.3

First Amendment to 25% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.4

First Amendment to 75% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.5

First Supplemental Indenture, dated as of January 25, 2007, by and among Reckson Operating Partnership, L.P., Reckson Associates Realty Corp., The Bank of New York and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.6

Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., Wachovia Capital Markets LLC, as sole lead arranger and sole book manager, Wachovia Bank, National Association, as agent, each of KeyBank National Association and Wells Fargo Bank, National Association, as co-syndication agents, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC, as co-documentation agents, and each of the lenders party thereto, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.7

First Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wells Fargo Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.8

First Amendment to Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wachovia Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.9	Seventh Amendment to First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., dated as of January 25, 2007.

10.10

Purchase Agreement dated March 21, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

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
Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date: May 10, 2007