Form 10-Q
period 2007-06-30
SL GREEN REALTY CORP
filed 2007-08-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
YES ☐     NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 59,509,803 as of July 31, 2007.

SL GREEN REALTY CORP.

PART I.                         FINANCIAL INFORMATION

ITEM 1.                                                                             Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2007	December 31, 2006
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$1,285,915	$439,986
Building and improvements	5,082,758	2,111,970
Building leasehold and improvements	1,201,786	490,995
Property under capital lease	12,208	12,208
	7,582,667	3,055,159
Less: accumulated depreciation	(324,756)	(279,436)
	7,257,911	2,775,723
Assets held for sale	21,040	—
Cash and cash equivalents	80,300	117,178
Restricted cash	131,247	252,272
Tenant and other receivables, net of allowance of $12,729 and $11,079 in 2007 and 2006, respectively	41,657	34,483
Related party receivables	10,943	7,195
Deferred rents receivable, net of allowance of $12,308 and $10,925 in 2007 and 2006, respectively	111,740	96,624
Structured finance investments, net of discount of $18,590 and $14,804 in 2007 and 2006, respectively	661,720	445,026
Investments in unconsolidated joint ventures	839,087	686,069
Deferred costs, net	113,885	97,850
Other assets	182,815	119,807
Total assets	$9,452,345	$4,632,227

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,173,460	$1,190,379
Revolving credit facilities	587,000	—
Term loans and unsecured notes	1,792,914	525,000
Accrued interest payable and other liabilities	42,286	10,008
Accounts payable and accrued expenses	148,158	138,181
Deferred revenue/gain	42,382	43,721
Capitalized lease obligation	16,466	16,394
Deferred land leases payable	16,829	16,938
Dividend and distributions payable	47,557	40,917
Security deposits	39,475	27,913
Liabilities related to assets held for sale		—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,006,527	2,109,451

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	77,429	71,731
Minority interests in other partnerships	592,449	56,162

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 59,923 and 49,840 issued and outstanding at June 30, 2007 and December 31, 2006, respectively (including 312 shares at June 30, 2007 held in Treasury)	598	498
Additional paid-in-capital	2,905,765	1,809,893
Treasury stock at cost	(40,368)	—
Accumulated other comprehensive income	9,287	13,971
Retained earnings	652,356	322,219
Total stockholders’ equity	3,775,940	2,394,883
Total liabilities and stockholders’ equity	$9,452,345	$4,632,227

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Rental revenue, net	$176,761	$80,486	$328,681	$156,086
Escalation and reimbursement	30,298	14,467	58,334	27,797
Preferred equity and investment income	27,443	17,305	49,152	30,784
Other income	23,204	11,382	113,089	21,190
Total revenues	257,706	123,640	549,256	235,857
Expenses
Operating expenses including approximately $3,961, $6,978 (2007) and $3,038, $6,131 (2006) paid to affiliates	54,581	26,247	102,570	52,662
Real estate taxes	34,652	17,686	65,202	34,721
Ground rent	7,766	4,921	15,031	9,842
Interest	62,595	21,528	120,186	39,019
Amortization of deferred financing costs	9,242	1,242	12,543	1,956
Depreciation and amortization	44,623	16,720	81,981	31,793
Marketing, general and administrative	24,131	13,257	58,378	26,243
Total expenses	237,590	101,601	455,891	196,236
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	20,116	22,039	93,365	39,621
Equity in net income from unconsolidated joint ventures	12,059	10,596	21,413	20,564
Income from continuing operations before minority interest and discontinued operations	32,175	32,635	114,778	60,185
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	—	—	31,509	—
Minority interest in other partnerships	(4,655)	(1,115)	(8,578)	(1,966)
Minority interest in Operating Partnership attributable to continuing operations	(1,081)	(1,309)	(5,360)	(2,421)
Income from continuing operations	26,439	30,211	132,349	55,798
Net income from discontinued operations, net of minority interest	2,505	3,818	4,297	6,932
Gain on sale of discontinued operations, net of minority interest	241,906	—	286,600	—
Net income	270,850	34,029	423,246	62,730
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$265,881	$29,060	$413,308	$52,792

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.36	$0.58	$1.56	$1.07
Net income from discontinued operations	0.04	0.09	0.07	0.16
Gain on sale of discontinued operations, net of minority interest	4.07	—	4.92	—
Gain on sale of unconsolidated joint venture	—	—	0.54	—
Net income available to common stockholders	$4.47	$0.67	$7.09	$1.23

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.36	$0.57	$1.55	$1.03
Net income from discontinued operations	0.04	0.08	0.07	0.16
Gain on sale of discontinued operations, net of minority interest	3.98	—	4.81	—
Gain on sale of unconsolidated joint venture	—	—	0.50	—
Net income available to common stockholders	$4.38	$0.65	$6.93	$1.19

Dividends per share	$0.70	$0.60	$1.40	$1.20
Basic weighted average common shares outstanding	59,513	43,191	58,258	43,026
Diluted weighted average common shares and common share equivalents outstanding	63,275	46,901	62,215	46,775

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

			Common				Accumulated
	Series C	Series D	Stock		Additional		Other
	Preferred	Preferred		Par	Paid-	Treasury	Comprehensive	Retained		Comprehensive
	Stock	Stock	Shares	Value	In-Capital	Stock	Income	Earnings	Total	Income

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	$322,219	$2,394,883
Comprehensive Income:
Net income								423,246	423,246	$423,246
Net unrealized loss on derivative instruments							(4,684)		(4,684)	(4,684)
SL Green’s share of joint venture net unrealized loss on derivative instruments										(407)
Preferred dividends								(9,938)	(9,938)
Redemption of units and DRIP proceeds			377	3	16,482				16,485
Deferred compensation plan & stock award, net			414	4	532				536
Amortization of deferred compensation plan					19,766				19,766
Proceeds from stock options exercised			279	3	10,504				10,507
Common stock issued in connection with Reckson Merger			9,013	90	1,048,588				1,048,678
Treasury stock-at cost			(312)			(40,368)			(40,368)
Cash distribution declared ($1.40 per common share of which none represented a return of capital for federal income tax purposes)								(83,171)	(83,171)

Balance at June 30, 2007	$151,981	$96,321	59,611	$598	$2,905,765	$(40,368)	$9,287	$652,356	3,775,940	$418,155

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six months
	Ended June 30,
	2007	2006
Operating Activities
Net income	$423,246	$62,730
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	14,271	3,495
Depreciation and amortization	94,524	31,793
Gain on sale of real estate	(299,180)	—
Equity in net income from unconsolidated joint ventures	(21,413)	(20,564)
Equity in net gain on sale of unconsolidated joint ventures	(31,509)	—
Distributions of cumulative earnings from unconsolidated joint ventures	22,227	21,666
Minority interest	13,938	6,343
Deferred rents receivable	(23,518)	(8,717)
Other non-cash adjustments	22,212	7,398
Changes in operating assets and liabilities:
Restricted cash — operations	(13,025)	(2,426)
Tenant and other receivables	(8,801)	(6,394)
Related party receivables	(3,748)	(623)
Deferred lease costs	(11,288)	(10,104)
Other assets	14,722	17,875
Accounts payable, accrued expenses and other liabilities	57,935	2,715
Deferred revenue and land lease payable	(1,122)	(2,111)
Net cash provided by operating activities	249,471	103,076
Investing Activities
Acquisitions of real estate property	(5,055,663)	(253,758)
Proceeds from Asset Sale	1,964,914	—
Additions to land, buildings and improvements	(39,111)	(26,697)
Escrowed cash — capital improvements/acquisition deposits	123,146	1,513
Investments in unconsolidated joint ventures	(192,827)	(55,482)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	74,743	36,791
Proceeds from disposition of real estate/ partial interest in property	441,419	8,847
Other investments	(63,075)	(13,935)
Structured finance and other investments net of repayments/participations	(220,480)	52,620
Net cash used in investing activities	(2,966,934)	(250,101)
Financing Activities
Proceeds from mortgage notes payable	809,914	152,591
Repayments of mortgage notes payable	(118,724)	(3,875)
Proceeds from revolving credit facilities, term loans and unsecured notes	2,352,503	440,645
Repayments of revolving credit facilities, term loans and unsecured notes	(1,754,313)	(418,000)
Net proceeds from common stock issued for Reckson Merger	1,010,078	—
Purchases of Treasury Stock	(40,368)
Proceeds from stock options exercised	10,507	13,004
Minority interest in other partnerships	524,011	16,384
Dividends and distributions paid	(85,420)	(59,497)
Deferred loan costs and capitalized lease obligation	(27,603)	(4,147)
Net cash provided by financing activities	2,680,585	137,105
Net decrease in cash and cash equivalents	(36,878)	(9,920)
Cash and cash equivalents at beginning of period	117,178	24,104
Cash and cash equivalents at end of period	$80,300	$14,184

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of June 30, 2007, minority investors held, in the aggregate, a 3.8% limited partnership interest in the operating partnership.

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

As of June 30, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	24	13,899,300	98.1%
	Unconsolidated properties	8	8,640,900	96.8%

Suburban	Consolidated properties	30	4,925,800	91.5%
	Unconsolidated properties	3	2,042,000	99.5%
		65	29,508,000

(1)                The weighted average occupancy represents the total leased square feet divided by total available square feet.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

We also own an aggregate of approximately 285,000 square feet of retail (nine) properties.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

June 30, 2007

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $636,000, $1.3 million, $581,000 and $921,000 in rental revenue for the three and six months ended June 30, 2007 and 2006, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above market rate debt of approximately $1.6 million, $2.7 million, $192,000 and $381,000 for the three and six months ended June 30, 2007 and 2006, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2007	$1,304
2008	2,605
2009	2,356
2010	1,857
2011	1,540
Thereafter	2,753
$12,415

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s generate income, resulting in Federal income tax liability for these entities.  Our TRS’s paid approximately $0.8 million and $1.1 million in estimated federal, state and local taxes during the six months ended June 30, 2007 and 2006.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 12.  We account for this plan under SFAS No. 123 “Shared Based Payment,” revised, or SFAS No. 123-R.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the grant date.  Awards of stock options or restricted stock are expensed as compensation on a current basis over the benefit period.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended June 30, 2007 and 2006.

	2007	2006
Dividend yield	2.1%	2.40%
Expected life of option	5 years	5 years
Risk-free interest rate	4.61%	4.80%
Expected stock price volatility	21.48%	16.61%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$265,881	$29,060	$413,308	$52,792
Deduct stock option expense-all awards	(1,944)	(960)	(3,642)	(1,447)
Add back stock option expense included in net income	1,746	726	3,267	952
Allocation of compensation expense to minority interest	87	47	186	72
Pro forma net income available to common stockholders	$265,770	$28,873	$413,119	$52,369
Basic earnings per common share-historical	$4.47	$0.67	$7.09	$1.23
Basic earnings per common share-pro forma	$4.47	$0.67	$7.09	$1.22
Diluted earnings per common share-historical	$4.38	$0.65	$6.93	$1.19
Diluted earnings per common share-pro forma	$4.38	$0.65	$6.92	$1.18

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. (See Note 5).  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Westchester, Connecticut, New Jersey and Long Island.  The tenants located in our buildings operate in various industries.  Other than one tenant at 1515 Broadway who contributed approximately 5.3% of our annualized rent, no other tenant in the portfolio contributed more than 5.1% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2007.

Approximately 7%, 6%, 6% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue and 1185 Avenue of the Americas, respectively, for the quarter ended June 30, 2007.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2007.

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

In April 2007, we acquired the fee interest in 333 West 34th Street for approximately $183.0 million from Citigroup Global Markets Inc. The property encompasses approximately 345,000 square feet. At closing, Citigroup entered into a full building triple net lease through December 2009.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

In June 2007, we, through a joint venture, acquired the second and third floors in the office tower at 717 Fifth Avenue for approximately $16.9 million.

In June 2007, we acquired 1010 Washington Avenue, CT, a 143,400 square foot office tower. The fee interest was purchased for approximately $38.0 million.

In June 2007, we acquired an office property located at 500 West Putnam Avenue in Greenwich, Connecticut. The Greenwich property, a four-story, 121,500-square-foot office building, was purchased for approximately $56.0 million.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the six months ended June 30, 2007 and 2006 as though the acquisitions of 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue, the July and November 2006 common stock offerings as well as the Reckson Merger were completed on January 1, 2006.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through June 30, 2007.  The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

	2007	2006
Pro forma revenues	$583,705	$454,903
Pro forma net income	$410,507	$35,086
Pro forma earnings per common share-basic	$6.92	$0.60
Pro forma earnings per common share and common share equivalents-diluted	$6.57	$0.58
Pro forma common shares-basic	59,280	58,545
Pro forma common share and common share equivalents-diluted	63,238	62,295

4.  Property Dispositions and Assets Held for Sale

In February 2007, we sold the fee interests in 70 West 36th Street for approximately $61.5 million, excluding closing costs.  The property is approximately 151,000 square feet.  We recognized a gain on sale of approximately $47.2 million.

In June 2007, we sold our office condominium interest in floors six through eighteen at 110 East 42nd Street for approximately $111.5 million, excluding closing costs. The property encompasses approximately 181,000 square feet. The sale does not include approximately 112,000 square feet of developable air rights, which we retained along with the ability to transfer these rights off-site. We recognized a gain on sale of approximately $84.0 million.

In June 2007, we sold our condominium interests in 125 Broad Street for approximately $273.0 million, excluding closing costs.  The property is approximately 525,000 square feet.  We recognized a gain on sale of approximately $167.9 million.

At June 30, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, and 125 Broad Street and 110 East 42nd Street sold in June 2007, and 292 Madison Avenue, which was considered as held for sale at June 30, 2007.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2007 and 2006 (in thousands).

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Rental revenue	$6,557	$10,629	$14,030	$21,215
Escalation and reimbursement revenues	1,407	2,477	3,064	4,784
Other income	29	118	70	227
Total revenues	7,993	13,224	17,164	26,226
Operating expense	2,860	4,214	6,279	8,687
Real estate taxes	1,076	2,117	2,362	4,206
Ground rent	—	87	—	173
Interest	1,208	1,373	2,535	2,733
Depreciation and amortization	240	1,418	1,502	3,129
Total expenses	5,384	9,209	12,678	18,928
Income from discontinued operations	2,609	4,015	4,486	7,298
Gain on disposition of discontinued operations	251,950	—	299,180	—
Minority interest in operating partnership	(10,148)	(197)	(12,769)	(366)
Income from discontinued operations, net of minority interest	$244,411	$3,818	$290,897	$6,932

5.  Structured Finance Investments

During the three months ended June 30, 2007 and 2006, we originated approximately $63.8 million and $44.3 million in structured finance and preferred equity investments (net of discount), respectively.  In addition, we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $90.4 million and $176.5 million in repayments and participations during those periods, respectively.  At June 30, 2007 and December 31, 2006 all loans were performing in accordance with the terms of the loan agreements.

Preferred equity and investment income consists of the following (in thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Preferred Equity and Investment income	$23,854	$16,860	$43,153	$29,406
Interest income	3,589	445	5,999	1,378
Total	$27,443	$17,305	$49,152	$30,784

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

As of June 30, 2007 and December 31, 2006, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.5% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	90,723	31,226	December 2020
Mezzanine Loan (1)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,094	58,013	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	33,139	33,082	October 2016
Mezzanine Loan (1) (3)	75,000	4,200,000	64,497	64,100	December 2016
Mezzanine Loan (1)	15,000	—	15,000	—	February 2010
Mezzanine Loan (1)	10,000	4,500	10,000	—	October 2007
Mezzanine Loan (3)	30,500	1,007,908	30,500	—	February 2008
Mezzanine Loan (1)(2)	25,000	314,830	27,059	—	November 2009
Mezzanine Loan (1)	1,000	—	1,000	—	January 2010
Mezzanine Loan	500	—	500	—	December 2009
Mezzanine Loan (1)	14,189	15,661	9,938	—	April 2008
Mezzanine Loan (1)	67,000	1,139,000	62,680	—	March 2017
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (4)	4,000	44,000	3,896	3,911	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation	12,000	73,000	12,000	12,000	December 2007
	$560,689	$8,254,399	$545,526	$328,832

(1)                This is a fixed rate loan.

(2)                The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)                Gramercy holds a pari passu interest in a mezzanine loan on this asset.

(4)                This is an amortizing loan.

Preferred Equity Investments

As of June 30, 2007 and December 31, 2006, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 11.2% (in thousands):

Type	Gross Investment	Senior Financing	2007 Amount Outstanding	2006 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1)	$75,000	$69,724	$3,694	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1)(2)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
Preferred equity (3)	32,500	385,000	32,500	32,500	July 2007
	$187,500	$3,103,724	$116,194	$116,194

(1)                This is a fixed rate investment.

(2)                Gramercy holds a mezzanine loan on this asset.

(3)                Gramercy held a pari passu preferred equity investment in this asset.  This investment was redeemed in July 2007.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty Corporation, or Mack-Cali, Jeff Sutton, or Sutton, and Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating under EITF 04-5 and EITF 96-16. In situations where our minority partner approves the annual budget, receives a detailed monthly reporting package from us, meets with us on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

The table below provides general information on each joint venture as of June 30, 2007 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1250 Broadway (3)	SITQ	55.00%	66.18%	670	08/99	$121,500
1515 Broadway (4)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
One Madison Avenue — South Building (5)	Gramercy	55.00%	55.00%	1,176	04/05	$803,000
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street (6)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (7)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (8)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (9)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (10)	Gramercy	55.00%	55.00%	354	04/07	$225,000

(1)                Acquisition price represents the actual or implied purchase price for the joint venture.

(2)                We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 14.6% of property’s annualized rent at June 30, 2007.  We do not manage this joint venture.

(3)                As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(4)                Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases end between 2008 and 2015, represents approximately 85.4% of this joint venture’s annualized rent at June 30, 2007.

(5)                We entered into an agreement to acquire Gramercy’s interest at an implied value of $1.0 billion.  This transaction closed in August 2007.

(6)                Effective November 2006, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(7)                We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity.

(8)                Effective April 1, 2007, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(9)                We have the ability to syndicate our interest down to 14.79%.

(10)           We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square.  The fee interest is subject to a long-term operating lease.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

In June 2007, a joint venture between our company, Ian Schrager, RFR Holding LLC and Credit Suisse, sold Five Madison Avenue-Clock Tower for $200.0 million. We realized an incentive distribution of approximately $5.5 million upon the winding down of the joint venture.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2007 and December 31, 2006, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2007	2006

1221 Avenue of the Americas (2)	12/2010	5.86%	$170,000	$170,000
1250 Broadway (3)	08/2008	6.12%	$115,000	$115,000
1515 Broadway (4)	11/2007	6.23%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
One Madison Avenue — South Building	05/2020	5.91%	$678,440	$683,374
379 West Broadway	12/2007	7.57%	$13,095	$12,872
Mack-Green joint venture (5)	08/2014	7.86%	$102,450	$102,519
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	08/2008	5.95%	$20,910	$20,910
521 Fifth Avenue	04/2011	6.32%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	—
2 Herald Square	04/2017	5.36%	$191,250	—
1604-1610 Broadway	03/2012	5.66%	$27,000	—
1745 Broadway	01/2017	5.68%	$340,000	—
1 and 2 Jericho Plaza	03/2017	5.65%	$163,750	—

(1)                Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2007.

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

(5)                Comprised of $90.5 million variable rate debt that matures in May 2008 and $12.0 million fixed rate debt that matures in August 2014.  Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue and 1 and 2 Jericho Plaza. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.5 million, $5.5 million, $2.7 million and $4.2 million from these services for the three and six months ended June 30, 2007, and 2006, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities and other real estate related securities.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  In August 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  During the term of Gramercy’s amended and restated origination agreement, we have the right to

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

purchase 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At June 30, 2007 we held 6,418,333 shares of Gramercy’s common stock representing a total investment of approximately $120.7 million.  The market value of our investment in Gramercy was approximately $176.8 million at June 30, 2007.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of the trust preferred securities.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the collateral management agreement) of 0.25% per annum on the outstanding investment grade bonds in Gramercy’s July 2005 collateralized debt obligation.  The amended and restated management agreement provides that in connection with formations of future collateralized debt obligations, or CDO, or other securitization vehicles, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for transitional “managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for non-transitional “managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. Collateral manager fees paid on Gramercy’s CDO that closed in August 2006 are governed by the amended and restated management agreement as a “transitional managed” CDO, as defined in the amended and restated management agreement, consisting primarily of debt investments secured by non-stabilized real estate.  The amended and restated management agreement provides that in connection with formations of collateralized debt obligations or other securitization vehicles after the execution of the amended and restated management agreement, if a collateral manager is retained, the Manager or an affiliate will be the collateral manager and will receive the following fees:  (i) 0.25% per annum of the book value of the assets owned for “transitional managed” CDOs, (ii) 0.15% per annum of the book value of the assets owned for “non-transitional managed” CDOs, (iii) 0.10% per annum of the book value of the assets owned for static CDOs that own primarily non-investment grade bonds, and (iv) 0.05% per annum of the book value of the assets owned for static CDOs that own primarily investment grade bonds; limited in each instance by the fees that are paid to the collateral manager. For the three and six months ended June 30, 2007 and 2006, we received an aggregate of approximately $3.1 million, $5.8 million, $2.5 million and $4.7 million, respectively, in fees under the management agreement and $1.1 million, $2.2 million, $0.5 million and $1.0 million under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately $3.8 million, $6.6 million, $1.6 million and $2.8 million under this agreement for the three and six months ended June 30, 2007, and 2006, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. of its investment in Gramercy.  We recorded compensation expense of approximately $0.7 million, $1.4 million, $0.4 million and $0.7 million for the three and six months ended June 30, 2007 and 2006, respectively, related to these awards.  After giving effect to these awards, we own 64.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.33 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2007 and 2006, the Manager received an aggregate of approximately $1.2 million, $2.3 million, $0.9 million and $1.6 million, respectively, under the outsourcing and asset servicing agreements.

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

See above for a discussion on Gramercy’s joint venture investment, along with us, in One Madison Avenue-South Building.  Gramercy, along with us, also has tenancy-in-common interests in 55 Corporate Drive, NJ and 2 Herald Square.  See Note 5 for information of our structured finance investments in which Gramercy also holds an interest.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at June 30, 2007 and December 31, 2006, are as follows (in thousands):

	June 30, 2007	December 31, 2006
Assets
Commercial real estate property, net	$4,824,919	$3,760,477
Structured finance investments	2,635,115	2,144,151
Other assets	770,836	783,754
Total assets	$8,230,870	$6,688,382
Liabilities and members’ equity
Mortgages payable	$3,271,421	$2,605,023
Other loans	2,510,909	2,156,662
Other liabilities	146,874	141,504
Members’ equity	2,301,666	1,785,193
Total liabilities and members’ equity	$8,230,870	$6,688,382
Company’s net investment in unconsolidated joint ventures	$839,087	$686,069

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through June 30, 2007 and 2006 are as follows (in thousands):

	Three months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total revenues	$215,195	$152,852	$406,319	$298,411
Operating expenses	44,256	33,077	86,418	65,460
Real estate taxes	19,797	17,605	39,994	35,022
Interest	89,005	55,511	165,364	105,126
Depreciation and amortization	27,925	17,784	50,750	35,892
Total expenses	180,983	123,977	342,526	241,500
Net income before gain on sale	$34,212	$28,875	$63,793	$56,911
Company’s equity in net income of unconsolidated joint ventures	$12,059	$10,596	$21,413	$20,564

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three and six months ended June 30, 2007 and 2006, the Service Corporation earned approximately $2.8 million, $6.3 million, $2.4 million and $3.7 million of revenue and incurred approximately $2.1 million, $4.7 million, $1.6 million and $3.6 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

In March 2002, we acquired all the voting common stock of eEmerge Inc.  As a result, we control all the common stock of eEmerge.  Effective with the quarter ended June 30, 2002, we consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

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

The net book value of our investment as of June 30, 2007 and December 31, 2006 was approximately $3.1 million and $3.6 million, respectively.

8.  Deferred Costs

Deferred costs at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Deferred financing	$54,828	$28,584
Deferred leasing	119,869	115,147
	174,697	143,731
Less accumulated amortization	(60,812)	(45,881)
	$113,885	$97,850

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2007	2006
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)	11/2010	8.44%	113,951	115,182
673 First Avenue (1)	02/2013	5.67%	33,471	33,816
125 Broad Street (3)	—	—	—	73,985
220 East 42nd Street (1)	12/2013	5.24%	208,240	210,000
625 Madison Avenue (1)	11/2015	6.27%	100,821	101,834
55 Corporate Drive	12/2015	5.75%	95,000	95,000
609 Fifth Avenue (1)	10/2013	5.85%	101,200	101,807
609 Partners, LLC	07/2014	5.00%	63,891	63,891
485 Lexington Avenue	02/2017	5.61%	450,000	—
120 West 45th Street	02/2017	6.12%	170,000	—
919 Third Avenue (4)	07/2018	6.87%	233,359	—
300 Main Street	02/2017	5.75%	11,500	—
399 Knollwood Rd	03/2014	5.75%	19,166	—
70 West 36th Street (5)	—	—	—	11,199
500 West Putnam	01/2016	5.52%	25,000	—
141 Fifth Avenue (6)	06/2017	5.70%	25,000	10,457
Total fixed rate debt			1,770,599	937,171
1551/1555 Broadway	08/2008	7.33%	82,361	78,208
717 Fifth Avenue (7)	09/2008	6.92%	192,500	175,000
Landmark Square	02/2009	7.17%	128,000	—
Total floating rate debt			402,861	253,208
Total mortgage notes payable			$2,173,460	$1,190,379

(1)                Held in bankruptcy remote special purpose entity.

(2)                Effective interest rate for the quarter ended June 30, 2007.

(3)                This property was sold in June 2007.

(4)                We own a 51% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.

(5)                We sold this property in March 2007.

(6)                We own a 50% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  This loan was refinanced in June 2007.

(7)                See Note 3 for a description of our ownership interest in this property.

In May 2007, the Company repaid, at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

At June 30, 2007 and December 31, 2006 the gross book value of the properties collateralizing the mortgage notes was approximately $3.2 billion and $1.6 billion, respectively.

For the three and six months ended June 30, 2007 and 2006, we incurred approximately $71.8 million, $132.7 million, $22.8 million and $41.0 million of interest expense, respectively, excluding interest which was capitalized of approximately $2.9 million, $6.8 million, $2.5 million and $6.0 million, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.25 billion unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.0 million in January 2007 and by an additional $450.0 million in June 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $587.0 million outstanding and carried a spread over LIBOR of 80 basis points at June 30, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $20.3 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.12% for the three months ended June 30, 2007.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This term loan bore interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. This unsecured term loan was repaid and terminated in March 2007.

We had $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan had a floating rate of 125 basis points over the current LIBOR rate and was scheduled to mature in May 2010.  This secured term loan was repaid and terminated in June 2007. The effective all-in interest rate on this secured term loan was 5.95% for the three months ended June 30, 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which matures in January 2010.  This term loan bore interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. This unsecured bridge loan was repaid and terminated in June 2007. The effective all-in interest rate on the unsecured bridge loan was 6.42% for three months ended June 30, 2007.

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

As of June 30, 2007, we had outstanding approximately $1.8 billion (net of unamortized issuance discounts) of senior unsecured notes.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
March 26, 1999	$200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005(1)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	$1,812,500

(1)Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through June 30, 2007, approximately $0.6 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, trust preferred securities, unsecured notes and our share of joint venture debt as of June 30, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Unsecured Notes	Total	Joint Venture Debt
2007	$6,857	$—	$—	$—	$—	$6,857	$416,013
2008	14,493	274,862	—	—	—	289,355	59,252
2009	15,596	128,000	—	—	200,000	343,596	6,573
2010	16,247	104,691	—	—	—	120,938	83,718
2011	13,467	216,656	587,000	—	150,000	967,123	79,177
Thereafter	26,592	1,355,999	—	100,000	1,442,914	2,925,505	838,816
	$93,252	$2,080,208	$587,000	$100,000	$1,792,914	$4,653,374	$1,483,549

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $4.0 million, $7.0 million, $3.0 million and $6.1 million for the three and six months ended June 30, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $67,000, $133,000, $45,000 and $88,000 for the three and six months ended June 30, 2007 and 2006, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

Other

Amounts due from (to) related parties at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Due from joint ventures	$6,571	$3,479
Officers and employees	153	153
Other	4,219	3,563
Related party receivables	$10,943	$7,195

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

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2007, 59,625,587 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2007, we issued approximately 9.0 million shares of our common stock in connection with the Reckson Merger.  These shares had a value of approximately $1.1 billion on the date the merger agreement was executed.

In March 2007, Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of June 30, 2007, we purchased and settled approximately 312,200 shares of our common stock at an average price of $129.30 per share.

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

June 30, 2007

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

During the six months ended June 30, 2007 and 2006, approximately 48,000 and 57,000 shares were issued and approximately $6.3 million and $4.8 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500, $203,000, $162,500 and $325,500 was recorded during the three and six months ended June 30, 2007 and 2006, respectively.

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

June 30, 2007

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million, $1.0 million, $0.4 million and $0.8 million of compensation expense during the three and six months ended June 30, 2007 and 2006, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2007 in connection with the 2006 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

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

During the six months ended June 30, 2007, 3,980 phantom stock units were earned.  As of June 30, 2007, there were approximately 14,540 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At June 30, 2007, approximately 0.6 million shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  The amendment and restatement of the 2005 Plan was approved by our Board of Directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders.  Each share issued or to be issued in connection with‘‘Full-Value Awards’’(as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At June 30, 2007, approximately 4.2 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.0 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of June 30, 2007 and December 31, 2006 and changes during the periods then ended are presented below:

	2007		2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,645,643	$58.77	1,731,258	$41.25
Granted	508,000	$144.07	403,500	$103.30
Exercised	(279,436)	$37.60	(444,449)	$32.29
Lapsed or cancelled	(25,000)	$28.10	(44,666)	$40.58
Balance at end of period	1,849,207	$85.82	1,645,643	$58.77

Options exercisable at end of period	607,526	$61.91	597,974	$52.72
Weighted average fair value of options granted during the period	$15,906,000		$7,805,000

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options was 7.9 years.

Earnings Per Share

Earnings per share for the three and six months ended June 30, is computed as follows (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$265,881	$29,060	$413,308	$52,792
Effect of Dilutive Securities:
Redemption of units to common shares	11,230	1,506	18,128	2,787
Stock options	—	—	—	—
Diluted Earnings:
Income available to common stockholders	$277,111	$30,566	$431,436	$55,578

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	59,513	43,191	58,258	43,026
Effect of Dilutive Securities:
Redemption of units to common shares	2,471	2,230	2,555	2,270
4.0% exchangeable senior debentures	116	—	169	—
Stock-based compensation plans	1,175	1,480	1,233	1,479
Diluted Shares	63,275	46,901	62,215	46,775

13.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of June 30, 2007 and December 31, 2006, the minority interest unit holders owned 3.8% (2,365,338 units) and 5.1% (2,693,900 units) of the operating partnership, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

At June 30, 2007, 2,365,338 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31, 2029, with an option for further extension through 2080. Ground lease rent payments through 2029 will total approximately $12.2 million per year. Thereafter, the ground lease will be subject to a revaluation.

Our property located at 810 7th Avenue, New York, NY is subject to certain air rights lease agreements. These lease agreements have terms expiring in 2044 and 2048, including renewal options.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2007 (in thousands):

	Air Rights	Capital lease	Non-cancellable operating leases

2007	$14	$708	$19,661
2008	29	1,416	37,327
2009	29	1,416	35,153
2010	29	1,451	34,712
2011	29	1,555	32,000
Thereafter	213	50,315	666,602
Total minimum lease payments	$343	56,861	$825,455
Less amount representing interest		(40,395)
Present value of net minimum lease payments		$16,466

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2007. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$805
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$1388
Interest Rate Cap	$12,580	6.600%	8/2005	9/2007	$—
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	$4
Interest Rate Cap	$192,500	6.000%	6/2007	1/2008	$—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$37

On June 30, 2007, the derivative instruments were reported as an asset at their fair value of approximately $2.2 million. This is included in Other Assets on the consolidated balance sheet at June 30, 2007. Offsetting adjustments are represented as deferred gains

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

or losses in Accumulated Other Comprehensive Income of $9.3 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

Selected results of operations for the three and six months ended June 30, 2007 and 2006, and selected asset information as of June 30, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2007	$230,263	$27,443	$257,706
June 30, 2006	106,335	17,305	123,640
Six months ended:
June 30, 2007	500,104	49,152	549,256
June 30, 2006	205,073	30,784	235,857

Income from continuing operations before minority interest:
Three months ended:
June 30, 2007	$17,785	$14,390	$32,175
June 30, 2006	22,990	9,645	32,635
Six months ended:
June 30, 2007	92,038	22,740	114,778
June 30, 2006	44,808	15,377	60,185

Total assets
As of:
June 30, 2007	$8,657,808	$794,537	$9,452,345
December 31, 2006	4,060,772	571,455	4,632,227

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $24.1 million, $58.4 million, $13.3 million and $26.2 million for the three and six months ended June 30, 2007 and 2006, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets. There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2007

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006

Income from continuing operations before minority interest	$32,175	$32,635	$114,778	$60,185
Gain on sale of unconsolidated joint venture	—	—	31,509	—
Minority interest in operating partnership attributable to continuing operations	(1,081)	(1,309)	(5,360)	(2,421)
Minority interest in other partnerships	(4,655)	(1,115)	(8,578)	(1,966)
Net income from continuing operations	26,439	30,211	132,349	55,798
Income/ gains from discontinued operations, net of minority interest	244,411	3,818	290,897	6,932
Gain on sale of real estate	—	—	—	—
Net income	270,850	34,029	423,246	62,730
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$265,881	$29,060	$413,308	$52,792

18. Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 is presented below (in thousands):

	2007	2006
Issuance of common stock as deferred compensation	$536	$7,272
Redemption of units and dividend reinvestments	16,488	11,123
Derivative instruments at fair value	(5,516)	5,115
Tenant improvements and capital expenditures payable	16,289	671
Transfer of real estate to joint venture	5,018	132,980
Assignment of mortgage to joint venture	27,000	120,859
Assignment of minority interest to joint venture	—	5,750
Issuance of preferred units	1,200	63,891
Assumption of mortgage loans and unsecured notes	1,548,756	102,000
SFAS 141 mark-to-market of debt assumed	54,270	—
Net operating liabilities assumed	23,474	—
Assumption of other liabilities	—	3,725

19. Subsequent Events

In July 2007, we, along with Gramercy, together as tenants-in-common, acquired the fee interest in a 607,000 square foot office and retail property located at 885 Third Avenue in New York City. The fee interest, which is subject to a long-term operating lease, was purchased for approximately $317.0 million. We own 55% of the fee and Gramercy owns the remaining 45%. The tenancy-in-common financed its acquisition with a $267.65 million, 10-year fixed rate loan provided by an affiliate of Goldman, Sachs & Co.

In July 2007, we, along with The City Investment Fund, or CIF, closed on the acquisition of a 38-story, 317,625-square-foot office building located in Brooklyn, NY for approximately $107.5 million. We own a 35% interest in the venture. CIF owns the remaining 65% interest.

In July 2007, we sold our property located at 292 Madison Avenue for approximately $140.0 million, excluding closing costs. The property encompasses approximately 187,000 square feet. We recognized a gain on sale of approximately $99.0 million.

In July 2007, the joint venture which we had formed with Wachovia Corporation (NYSE:WB), acquired 1372 Broadway, New York, New York, a property which was wholly-owned by us. Under the terms of the joint venture agreement, Wachovia will own an 85% interest in the property based upon a gross aggregate price of $335.0 million. We have the ability to earn incentive fees based on the financial performance of the property.

In August 2007, we acquired Gramercy’s 45% interest in One Madison Avenue – South Building at an implied value of $1.0 billion.

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

As of June 30, 2007, we owned the following interests in commercial office properties primarily in midtown Manhattan, a borough of New York City, or Manhattan, as well as Long Island City, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	24	13,899,300	98.1%
	Unconsolidated properties	8	8,640,900	96.8%

Suburban	Consolidated properties	30	4,925,800	91.5%
	Unconsolidated properties	3	2,042,000	99.5%
		65	29,508,000

(1)                The weighted average occupancy represents the total leased square feet divided by total available square feet.

We also own approximately 285,000 square feet of retail (nine) properties. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Results of Operations

Comparison of the three months ended June 30, 2007 to the three months ended June 30, 2006

The following comparison for the three months ended June 30, 2007, or 2007, to the three months ended June 30, 2006, or 2006, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at June 30, 2007 and total 15 of our 65 consolidated properties, representing approximately 37.1% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington Avenue (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April) and 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$176.8	$80.5	$96.3	119.6%
Escalation and reimbursement revenue	30.3	14.5	15.8	109.0
Total	$207.1	$95.0	$112.1	118.0%

Same-Store Properties	$93.5	$86.2	$7.3	8.5%
Acquisitions	112.1	6.6	105.5	1,598.5
Other	1.5	2.2	(0.7)	(31.8)
Total	$207.1	$95.0	$112.1	118.0%

The increase in the Same-Store Properties is primarily due to an increase in occupancy from 96.5% at June 30, 2006 to 97.9% at June 30, 2007. The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2007 compared to a partial period or not being included in 2006.

At June 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 45.2% and 17.7% higher, respectively, than then existing in-place fully escalated rents. We believe that the trend of increasing rental rates will continue during 2007. Approximately 3.4% of the space leased at our consolidated properties expires during the remainder of 2007. We believe that occupancy rates will increase slightly at the Same-Store Properties in 2007.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.4 million) and the Acquisitions ($14.4 million). The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.7 million), operating expense escalations ($0.7 million) and real estate tax escalations ($0.03 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$12.1	$10.6	$1.5	14.2%
Investment and preferred equity income	27.4	17.3	10.1	58.4
Other income	23.2	11.4	11.8	103.5
Total	$62.7	$39.3	$23.4	59.5%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from Gramercy ($1.8 million), 800 Third Avenue ($0.8 million) and 2 Herald Square ($1.4 million). This was partially offset by lower net income contributions from our investments in 521 Fifth Avenue which is under redevelopment ($0.7 million), 485 Lexington Avenue which is wholly-owned since December 2006 ($0.6 million) and the Mack-Green joint venture ($0.9 million). Occupancy at our joint venture properties increased from 97.0% in 2006 to 97.3% in 2007. At June 30, 2007, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 45.5% and 9.6% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.4% of the space leased at our joint venture properties expires during the remainder of 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current quarter. The weighted average investment balance outstanding and weighted average yield were $699.6 million and 10.5%, respectively, for 2007 compared to $409.7 million and 10.3%, respectively, for 2006.

The increase in other income was primarily due to incentive distributions and asset management fees earned in 2007 (approximately $7.1 million) as well by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $3.8 million).

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$54.6	$26.2	$28.4	108.4%
Real estate taxes	34.7	17.7	17.0	96.1
Ground rent	7.8	4.9	2.9	59.2
Total	$97.1	$48.8	$48.3	99.0%

Same-Store Properties	$46.4	$42.7	$3.7	8.7%
Acquisitions	46.9	2.4	44.5	1,854.2
Other	3.8	3.7	0.1	2.7
Total	$97.1	$48.8	$48.3	99.0%

Same-Store Properties operating expenses, excluding real estate taxes ($0.4 million), increased approximately $3.3 million. There were increases in repairs, maintenance and payroll expenses ($0.6 million), utilities ($2.4 million), ground rent expense ($0.4 million) and other miscellaneous expenses ($0.2 million), respectively. This was partially offset by a decrease in insurance costs ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.4 million) due to higher assessed property values and the Acquisitions ($16.8 million). This was partially offset by a reduction in real estate taxes due to properties that were sold ($0.2 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$71.8	$22.8	$49.0	214.9%
Depreciation and amortization expense	44.6	16.7	27.9	167.1
Marketing, general and administrative expense	24.1	13.3	10.8	81.2
Total	$140.5	$52.8	$87.7	166.1%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements as well as the write-off for exit fees, make-whole payments and the write-off of unamortized deferred financing costs in connection with the early redemption of unsecured notes and loans ($9.1 million). The weighted average interest rate decreased from 5.84% for the quarter ended June 30, 2006 to 5.51% for the quarter ended June 30, 2007. As a result of the new investment activity, the weighted average debt balance increased from $1.7 billion as of June 30, 2006 to $4.8 billion as of June 30, 2007.

Marketing, general and administrative expense represented 9.4% of total revenues in 2007 compared to 10.7% in 2006. The increase is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the new employment agreements entered into in 2007.

Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

The following comparison for the six months ended June 30, 2007, or 2007, to the six months ended June 30, 2006, or 2006, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at June 30, 2007 and total 15 of our 65 consolidated properties, representing approximately 37.1% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34th Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April) and 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$328.7	$156.1	$172.6	110.6%
Escalation and reimbursement revenue	58.3	27.8	30.5	109.7
Total	$387.0	$183.9	$203.1	110.4%

Same-Store Properties	$186.1	$170.8	$15.3	9.0%
Acquisitions	197.3	9.2	188.1	2,044.6
Other	3.6	3.9	(0.3)	(7.7)
Total	$387.0	$183.9	$203.1	110.4%

The increase in the Same-Store Properties was primarily due to an increase in occupancy from 96.5% at June 30, 2006 to 97.9% at June 30, 2007. The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2007 compared to a partial period or not being included in 2006.

At June 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 45.2% and 17.7% higher, respectively, than then existing in-place fully escalated rents. We believe that the trend of increasing rental rates will continue during 2007. Approximately 3.4% of the space leased at our consolidated properties expires during the remainder of 2007. We believe that occupancy rates will increase slightly at the Same-Store Properties in 2007.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($4.3 million) and the Acquisitions ($26.2 million). The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($1.5 million), operating expense escalations ($2.1 million) and real estate tax escalations ($0.7 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$21.4	$20.6	$0.8	3.9%
Investment and preferred equity income	49.2	30.8	18.4	59.7
Other income	113.1	21.2	91.9	433.5
Total	$183.7	$72.6	$111.1	153.0%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from Gramercy ($3.4 million), 2 Herald Square ($1.4 million) and 800 Third Avenue ($0.9 million). This was partially offset by lower net income contributions from our investments in 521 Fifth Avenue which is under redevelopment ($1.4 million), 485 Lexington Avenue which is wholly-owned since December 2006 ($0.9 million) and the Mack-Green joint venture ($2.2 million). Occupancy at our joint venture properties increased from 97.0% in 2006 to 97.3% in 2007. At June 30, 2007, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 45.5% and 9.6% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.4% of the space leased at our joint venture properties expires during the remainder of 2007.

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current period. The weighted average investment balance outstanding and weighted average yield were $709.1 million and 10.3%, respectively, for 2007 compared to $431.3 million and 10.3%, respectively, for 2006.

The increase in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and 5 Madison Avenue-the Clock Tower ($5.5 million) as well by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $6.7 million).

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$102.6	$52.7	$49.9	94.7%
Real estate taxes	65.2	34.7	30.5	87.9
Ground rent	15.0	9.8	5.2	53.1
Total	$182.8	$97.2	$85.6	88.1%

Same-Store Properties	$93.3	$86.7	$6.6	7.6%
Acquisitions	81.9	3.4	78.5	2,308.8
Other	7.6	7.1	0.5	7.0
Total	$182.8	$97.2	$85.6	88.1%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Same-Store Properties operating expenses, excluding real estate taxes ($0.8 million), increased approximately $5.8 million.  There were increases in repairs, maintenance and payroll expenses ($1.3 million), utilities ($4.4 million), ground rent expense ($0.3 million) and other miscellaneous expenses ($0.8 million), respectively.  This was partially offset by a decrease in insurance costs ($0.6 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.8 million) due to higher assessed property values and the Acquisitions ($30.0 million).  This was partially offset by a reduction in real estate taxes due to properties that were sold ($0.3 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$132.7	$41.0	$91.7	223.7%
Depreciation and amortization expense	82.0	31.8	50.2	157.9
Marketing, general and administrative expense	58.4	26.2	32.2	122.9
Total	$273.1	$99.0	$174.1	175.9%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements as well as the write-off for exit fees, make-whole payments and the write-off of unamortized deferred financing costs in connection with the early redemption of unsecured notes and loans ($9.1 million).  The weighted average interest rate decreased from 5.75% for the quarter ended June 30, 2006 to 5.57% for the quarter ended June 30, 2007.  As a result of the new investment activity, the weighted average debt balance increased from $1.7 billion as of June 30, 2006 to $4.4 billion as of June 30, 2007.

Marketing, general and administrative expense represented 10.6% of total revenues in 2007 compared to 11.1% in 2006.  The increase is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the amended and restated employment agreements entered into in 2007.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents were $80.3 million and $117.2 million at June 30, 2007 and December 31, 2006, respectively, representing a decrease of $36.9 million. This decrease was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2007	2006	Increase (Decrease)
Net cash provided by operating activities	$249.5	$103.1	$146.4
Net cash used in investing activities	$(2,966.9)	$(250.1)	$(2,716.8)
Net cash provided by financing activities	$2,680.6	$137.1	$2,543.5

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2007 our portfolio was 96.7% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt.  During the six months ended June 30, 2007, when compared to the six months ended June 30, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(4,801,905)
Capital expenditures and capitalized interest	(12,414)
Escrow cash-capital improvements/acquisition deposits	121,633
Joint venture investments	(137,345)
Distributions from joint ventures	37,952
Proceeds from sales of real estate	432,572
Structured finance and other investments	(322,240)
Proceeds from asset sale	1,964,914

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common stock. During the six months ended June 30, 2007, when compared to the six months ended June 30, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$2,569,181
Repayments under our debt obligations	(1,451,162)
Net proceeds from issuance of common stock	1,010,078
Minority interest in other partnerships and other financing activities	441,306
Dividends and distributions paid	(25,923)

Capitalization

As of June 30, 2007, we had 59,625,587 shares of common stock, 2,365,338 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of June 30, 2007, we purchased and settled approximately 312,200 shares of our common stock at an average price of $129.30 per share.

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

During the six months ended June 30, 2007 and 2006, approximately 48,000 and 57,000 shares were issued and approximately $6.3 million and $4.8 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500, $203,000, $162,500 and $325,000 was recorded during the three and six months ended June 30, 2007 and 2006, respectively.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million, $1.0 million, $0.4 million and $0.8 million of compensation expense during the three and six months ended June 30, 2007 and 2006, respectively in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2007 in connection with the 2006 Outperformance Plan.

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

During the six months ended June 30, 2007, approximately 3,980 phantom stock units were earned.  As of June 30, 2007, there were approximately 14,540 phantom stock units outstanding.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At June 30, 2007, approximately 4.2 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.0 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At June 30, 2007, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.5 billion) represented 43.6% of our combined market capitalization of approximately $14.1 billion (based on a common stock price of $123.89 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2007).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, unsecured bridge loan, unsecured notes and trust preferred securities outstanding at June 30, 2007 and December 31, 2006, respectively (dollars in thousands).

Debt Summary:	June 30, 2007	December 31, 2006
Balance
Fixed rate	$3,663,513	$1,026,714
Variable rate — hedged	160,000	485,000
Total fixed rate	3,823,513	1,511,714
Variable rate	786,861	291,665
Variable rate—supporting variable rate assets	43,000	12,000
Total variable rate	829,861	303,665
Total	$4,653,374	$1,815,379

Percent of Total Debt:
Total fixed rate	82.2%	83.3%
Variable rate	17.8%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.27%	5.75%
Variable rate	6.59%	6.57%
Effective interest rate	5.51%	5.93%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.32% and 5.33% at June 30, 2007 and 2006, respectively).  Our consolidated debt at June 30, 2007 had a weighted average term to maturity of approximately 9.2 years.

Certain of our structured finance investments, totaling approximately $43.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2007.

Mortgage Financing

As of June 30, 2007, our total mortgage debt (excluding our share of joint venture debt of approximately $1.5 billion) consisted of approximately $1.8 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.99% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 7.1%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.25 billion unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.00 million in January 2007 and by an additional $450.0 million in June 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR, based on our leverage ratio, currently 80 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $587.0 million outstanding at June 30, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $20.3 million in letters of credit.  The 2005 unsecured revolving credit

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  The effective all-in weighted average interest rate on the unsecured term loan was 5.63% for three months ended June 30, 2007.  The unsecured term loan was repaid and terminated in March 2007.

We had a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the

Americas.  The loan was scheduled to mature in May 2010.  This term loan had a floating rate of 125 basis points over the current 30-day LIBOR rate.  The secured term loan was repaid and terminated in June 2007.  This loan carried an effective all-in weighted average interest rate of 5.95% for the three months ended June 30, 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which matures in January 2010.  This bridge loan bore interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio.  This unsecured bridge loan was repaid and terminated in June 2007.  The effective all-in interest rate on the unsecured bridge loan was 6.42% for three months ended June 30, 2007.

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

As of June 30, 2007, we had outstanding approximately $1.8 billion (net of unamortized issuance discounts) of senior unsecured notes.

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	$1,812,500

(1)         Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through June 30, 2007, approximately $0.6 million of the aggregate discounts have been amortized.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at June 30, 2007 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2007 would increase our annual interest cost by approximately $8.0 million and would increase our share of joint venture annual interest cost by approximately $6.5 million, respectively.

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

Approximately $3.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2007 ranged from LIBOR plus 62.5 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, unsecured notes and bonds, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease, air rights and ground leases, as of June 30, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$6,857	$289,355	$143,596	$120,938	$230,123	$1,382,591	$2,173,460
Revolving Credit Facility	—	—	—	—	587,000	—	587,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Unsecured Notes	—	—	200,000	—	150,000	1,442,914	1,792,914
Capital lease	708	1,416	1,416	1,451	1,555	50,315	56,861
Ground leases	19,661	37,327	35,153	34,712	32,000	666,602	825,455
Air rights	14	29	29	29	29	213	343
Estimated interest expense	129,315	248,260	225,266	207,485	173,145	953,229	1,936,700
Joint venture debt	416,013	59,252	6,573	83,718	79,177	838,816	1,483,549
Total	$572,568	$635,639	$612,033	$448,333	$1,253,029	$5,434,680	$8,956,282

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

Capital Expenditures

We estimate that for the six months ending December 31, 2007, we will incur approximately $145.8 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $20.5 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.80 per share, we would pay approximately $166.6 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $4.0 million, $7.0 million, $3.0 million and $6.1 million for the three and six months ended June 30, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate pays to her pursuant to a consulting agreement, which is cancelable upon 30-days notice.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $67,000, $133,000, $45,000 and $88,000 for the three and six months ended June 30, 2007 and 2006, respectively.

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

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits of $200.0 million per location. The property policies expire on December 31, 2007 and the liability policies expire on October 31, 2007.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties. The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $100.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 / occurrence and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We, together with Gramercy, own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the NYC portfolio and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

party insurance, but rather as a modified form of self-insurance.

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

FFO for the three and six months ended June 30, 2007 and 2006 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$265,881	$29,060	$413,308	$52,792
Add:
Depreciation and amortization	44,623	16,720	81,981	31,793
Minority interest in other partnerships	4,655	1,115	8,578	1,966
Minority interest in operating partnership	1,081	1,309	5,360	2,421
FFO from discontinued operations	2,849	5,434	5,987	10,425
FFO adjustment for unconsolidated joint ventures	5,078	7,613	10,900	15,593
Less:
Income/gain from discontinued operations	(244,411)	(3,818)	(290,897)	(6,932)
Gain on sale of real estate	—	—	—	—
Equity in net gain on sale of joint venture property	—	—	(31,509)	—
Depreciation on non-rental real estate assets	(243)	(239)	(479)	(506)
Funds from Operations - available to all stockholders	$79,513	$57,194	$203,229	$107,552
Cash flows provided by operating activities	$114,224	$69,677	$249,471	$103,076
Cash flows (used in) provided by investing activities	$(50,065)	$59,402	$(2,966,934)	$(250,101)
Cash flows (used in) provided by financing activities	$(483,586)	$(132,430)	$2,680,585	$137,105

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2007, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A of Part 2 in our Quarterly Report on Form 10Q for the quarter ended March 31, 2007.  We also encourage you to read “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of June 30, 2007, we purchased and settled approximately 312,200 shares of our common stock at an average price of $129.30 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2007, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing one Class I director to serve on the Board until our 2010 annual meeting of stockholders and until his successor is duly elected and qualified; (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007; (iii) authorizing and approving our amended and restated 2005 Stock Option and Incentive Plan; and (iv) authorizing and approving articles of amendment and restatement of our Articles of Incorporation.  The total number of shares of common stock entitled to vote at the Meeting was 59,180,818, of which 50,717,388 shares, or 85.7%, were present in person or by proxy.

The results of the meeting were as follows:

Name of Class I Nominee	For	Against	Withheld
Edwin T. Burton, III	46,922,785	—	3,794,603

There was no solicitation in opposition to the foregoing nominee by stockholders.  The terms of office for Marc Holliday and John S. Levy, our Class II directors, and John H. Alschuler, Jr. and Stephen L. Green, our Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by our stockholders with 49,165,451 votes “For,” 1,545,549 votes “Against” and 6,388 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our proxy statement dated April 16, 2007, the Proxy Statement).

Our amended and restated 2005 Stock Option and Incentive Plan was authorized and approved by our stockholders with 44,452,871 votes “For,” 4,048,303 votes “Against” and 26,878 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

The articles of amendment and restatement of our Articles of Incorporation were authorized and approved by our stockholders with 46,153,334 votes “For,” 4,551,793 votes “Against” and 12,261 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)	Exhibits:
3.1	SL Green Realty Corp.’s Articles of Amendment and Restatement, incorporated by reference to the Company’s Form 8-K dated May 24, 2007, filed with the Commission on May 30, 2007.

10.1

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.2

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.3

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Gregory F. Hughes, incorporated by reference to the Company’s Form 8-K dated April 16, 2007 filed with the Commission on April 20, 2007.

10.4

Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, with the Commission on April 20, 2007.

10.5	Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s Form 8-K dated May 24, 2007, filed with the Commission on May 30, 2007.

10.6

Amended and Restated Credit Agreement dated as of June 28, 2007 by and among SL Green Operating Partnership, L.P., as Borrower, SL Green Realty Corp., as Parent, Wachovia Capital Markets, LLC and Keybanc Capital Markets, as Co-Lead Arrangers and Book Managers, Wachovia Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC as Co-Documentation Agents and the financial institutions initially signatory hereto and their assignees pursuant to Section 12.5, as Lenders, incorporated by reference to the Company’s Form 8-K dated June 28, 2007, filed with the Commission on July 5, 2007.

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
Date: August 9, 2007