Form 10-Q
period 2007-09-30
SL GREEN REALTY CORP
filed 2007-11-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 59,232,036 as of October 31, 2007.

SL GREEN REALTY CORP.

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2007	December 31, 2006
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$1,447,297	$439,986
Building and improvements	5,799,995	2,111,970
Building leasehold and improvements	1,237,758	490,995
Property under capital lease	12,208	12,208
	8,497,258	3,055,159
Less: accumulated depreciation	(406,958)	(279,436)
	8,090,300	2,775,723
Cash and cash equivalents	98,099	117,178
Restricted cash	119,553	252,272
Tenant and other receivables, net of allowance of $12,915 and $11,079 in 2007 and 2006, respectively	48,815	34,483
Related party receivables	32,950	7,195
Deferred rents receivable, net of allowance of $12,646 and $10,925 in 2007 and 2006, respectively	134,580	96,624
Structured finance investments, net of discount of $18,613 and $14,804 in 2007 and 2006, respectively	683,084	445,026
Investments in unconsolidated joint ventures	886,672	686,069
Deferred costs, net	127,353	97,850
Other assets	294,783	119,807
Total assets	$10,516,189	$4,632,227

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,846,529	$1,190,379
Revolving credit facility	590,000	—
Term loans and unsecured notes	1,793,100	525,000
Accrued interest payable and other liabilities	50,257	10,008
Accounts payable and accrued expenses	169,288	138,181
Deferred revenue/gain	385,840	43,721
Capitalized lease obligation	16,504	16,394
Deferred land leases payable	16,873	16,938
Dividend and distributions payable	47,238	40,917
Security deposits	35,789	27,913
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,051,418	2,109,451

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	78,878	71,731
Minority interests in other partnerships	595,782	56,162

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 59,989 and 49,840 issued and outstanding at September 30, 2007 and December 31, 2006, respectively (including 776 shares at September 30, 2007 held in Treasury)	598	498
Additional paid-in-capital	2,918,847	1,809,893
Treasury stock at cost	(94,071)	—
Accumulated other comprehensive income	6,961	13,971
Retained earnings	709,474	322,219
Total stockholders’ equity	3,790,111	2,394,883
Total liabilities and stockholders’ equity	$10,516,189	$4,632,227

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Revenues
Rental revenue, net	$190,525	$85,944	$519,206	$242,031
Escalation and reimbursement	31,785	18,225	90,119	46,022
Preferred equity and investment income	21,856	15,978	71,008	46,762
Other income	15,040	9,441	128,129	30,631
Total revenues	259,206	129,588	808,462	365,446
Expenses
Operating expenses including approximately $3,600, $10,595 (2007) and $3,400, $9,600 (2006) paid to affiliates	58,245	31,597	160,815	84,264
Real estate taxes	32,580	17,922	97,782	52,643
Ground rent	8,674	4,846	23,705	14,687
Interest	69,366	23,386	189,552	62,405
Amortization of deferred financing costs	1,994	1,140	14,537	3,096
Depreciation and amortization	49,957	18,020	131,938	49,813
Marketing, general and administrative	22,224	13,829	80,602	40,072
Total expenses	243,040	110,740	698,931	306,980
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	16,166	18,848	109,531	58,466
Equity in net income from unconsolidated joint ventures	11,302	9,679	32,715	30,243
Income from continuing operations before minority interest and discontinued operations	27,468	28,527	142,246	88,709
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	—	—	31,509	—
Minority interest in other partnerships	(4,025)	(1,392)	(12,603)	(3,359)
Minority interest in Operating Partnership attributable to continuing operations	(388)	(1,246)	(5,948)	(3,447)
Income from continuing operations	23,055	25,889	155,204	81,903
Net income from discontinued operations, net of minority interest	268	3,138	4,572	10,074
Gain on sale of discontinued operations, net of minority interest	80,214	94,631	367,007	94,410
Net income	103,537	123,658	526,783	186,387
Preferred stock dividends	(4,969)	(4,969)	(14,907)	(14,906)
Net income available to common stockholders	$98,568	$118,689	$511,876	$171,481

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.31	$0.46	$1.87	$1.53
Net income from discontinued operations	—	0.07	0.08	0.23
Gain on sale of discontinued operations, net of minority interest	1.35	2.09	6.26	2.16
Gain on sale of unconsolidated joint venture	—	—	0.52	—
Net income available to common stockholders	$1.66	$2.62	$8.73	$3.92

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.30	$0.45	$1.85	$1.48
Net income from discontinued operations	—	0.07	0.08	0.22
Gain on sale of discontinued operations, net of minority interest	1.34	2.01	6.18	2.08
Gain on sale of unconsolidated joint venture	—	—	0.51	—
Net income available to common stockholders	$1.64	$2.53	$8.62	$3.78

Dividends per share	$0.70	$0.60	$2.10	$1.80
Basic weighted average common shares outstanding	59,432	45,277	58,649	43,784
Diluted weighted average common shares and common share equivalents outstanding	62,411	49,215	61,915	47,718

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock			Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income

			Common Stock
			Shares	Par Value

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	$322,219	$2,394,883
Comprehensive Income:
Net income								526,783	526,783	$526,783
Net unrealized loss on derivative instruments							(7,010)		(7,010)	(7,010)
SL Green’s share of joint venture net unrealized gain on derivative instruments										20
Preferred dividends								(14,907)	(14,907)
Redemption of units and DRIP proceeds			424	4	21,125				21,129
Deferred compensation plan & stock award, net			419	3	593				596
Amortization of deferred compensation plan					27,703				27,703
Proceeds from stock options exercised			293	3	10,945				10,948
Common stock issued in connection with Reckson Merger			9,013	90	1,048,588				1,048,678
Treasury stock-at cost			(776)			(94,071)			(94,071)
Cash distribution declared ($2.10 per common share of which none represented a return of capital for federal income tax purposes)								(124,621)	(124,621)
	$151,981	$96,321	59,213	$598	$2,918,847	$(94,071)	$6,961	$709,474	$3,790,111	$519,793
Balance at September 30, 2007

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine months
	Ended September 30,
	2007	2006
Operating Activities
Net income	$526,783	$186,387
Adjustment to reconcile net income to net cash provided by operating activities:
Non-cash adjustments related to income from discontinued operations	17,456	9,774
Depreciation and amortization	144,481	52,909
Gain on sale of real estate	(382,568)	(94,411)
Equity in net income from unconsolidated joint ventures	(32,715)	(30,243)
Equity in net gain on sale of unconsolidated joint ventures	(31,509)	—
Distributions of cumulative earnings from unconsolidated joint ventures	33,287	31,110
Minority interests	18,351	6,806
Deferred rents receivable	(36,358)	(12,398)
Other non-cash adjustments	30,507	7,950
Changes in operating assets and liabilities:
Restricted cash — operations	(15,239)	(4,376)
Tenant and other receivables	(16,145)	(11,242)
Related party receivables	(25,755)	(1,856)
Deferred lease costs	(21,944)	(12,227)
Other assets	17,032	(3,155)
Accounts payable, accrued expenses and other liabilities	83,669	14,168
Deferred revenue and land lease payable	9,054	3,115
Net cash provided by operating activities	318,387	142,311
Investing Activities
Acquisitions of real estate property	(4,215,109)	(466,762)
Proceeds from Asset Sale	1,964,914	—
Additions to land, buildings and improvements	(57,107)	(38,405)
Escrowed cash — capital improvements/acquisition deposits	135,054	(169,556)
Investments in unconsolidated joint ventures	(285,355)	(55,482)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	78,990	39,102
Proceeds from disposition of real estate/ partial interest in property	872,672	161,036
Other investments	(166,030)	(15,288)
Structured finance and other investments net of repayments/participations	(241,867)	40,538
Net cash used in investing activities	(1,913,838)	(504,817)
Financing Activities
Proceeds from mortgage notes payable	809,914	327,968
Repayments of mortgage notes payable	(122,455)	(2,927)
Proceeds from revolving credit facilities, term loans and unsecured notes	2,956,689	490,645
Repayments of revolving credit facilities, term loans and unsecured notes	(2,355,313)	(522,645)
Net proceeds from sale of common stock	—	268,496
Purchases of Treasury Stock	(94,071)	—
Proceeds from stock options exercised	10,948	13,519
Minority interest in other partnerships	531,808	35,842
Dividends and distributions paid	(133,657)	(87,688)
Deferred loan costs and capitalized lease obligation	(27,491)	(8,364)
Net cash provided by financing activities	1,576,372	514,846
Net decrease in cash and cash equivalents	(19,079)	152,340
Cash and cash equivalents at beginning of period	117,178	24,104
Cash and cash equivalents at end of period	$98,099	$176,444

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of September 30, 2007, minority investors held, in the aggregate, a 3.8% limited partnership interest in the operating partnership.

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

As of September 30, 2007, we owned the following interests in commercial office properties in the New York metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	24	14,889,200	97.5%
	Unconsolidated properties	7	7,464,000	96.0%

Suburban	Consolidated properties	30	4,925,800	91.1%
	Unconsolidated properties	6	2,941,700	93.8%
		67	30,220,700

(1)	The weighted average occupancy represents the total leased square feet divided by total available square feet.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

We also own investments in retail properties (10) encompassing approximately 394,000 square feet, development property (one) encompassing approximately 85,000 square feet and land interests (two).  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of September 30, 2007, we also owned approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if we so elect, shares of our common stock on a one-for-one basis.  In addition, we are prohibited from selling 673 First Avenue and 470 Park Avenue South before August 2009, under certain circumstances.

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

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  See Note 5, Note 6 and Note 7.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Minority Interest-Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

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

If we retain an interest in the buyer and provide certain guarantees we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our books.  Any debt assumed by the buyer would continue to be recorded on our books.  The results of operations of the property, net of expenses other than depreciation (net operating

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our consolidated financial statements.  In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $1.7 million, $3.0 million, $591,000 and $1.5 million in rental revenue for the three and nine months ended September 30, 2007 and 2006, respectively, for the amortization of below market leases and a reduction in lease origination costs, resulting from the reallocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above market rate debt of approximately $1.7 million, $4.4 million, $196,000 and $577,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Scheduled amortization on existing intangible liabilities on real estate investments is as follows (in thousands):

Intangible Liabilities
2007	$652
2008	2,605
2009	2,356
2010	1,857
2011	1,540
Thereafter	2,753
$11,763

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected or may elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally engage in any real estate or non-real estate related business.  A TRS is subject to corporate Federal income tax.  Our TRS’s generate income, resulting in Federal income tax liability for these entities.  Our TRS’s paid approximately $0.8 million and $1.3 million in estimated federal, state and local taxes during the nine months ended September 30, 2007 and 2006.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2007 and 2006.

	2007	2006
Dividend yield	2.1%	2.40%
Expected life of option	5 years	5 years
Risk-free interest rate	4.63%	4.80%
Expected stock price volatility	21.61%	16.61%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$98,568	$118,689	$511,876	$171,481
Deduct stock option expense-all awards	(2,021)	(670)	(5,675)	(2,117)
Add back stock option expense included in net income	1,821	416	5,101	1,367
Allocation of compensation expense to minority interest	77	31	231	104
Pro forma net income available to common stockholders	$98,445	$118,466	$511,533	$170,835
Basic earnings per common share-historical	$1.66	$2.62	$8.73	$3.92
Basic earnings per common share-pro forma	$1.66	$2.62	$8.72	$3.91
Diluted earnings per common share-historical	$1.64	$2.53	$8.62	$3.78
Diluted earnings per common share-pro forma	$1.64	$2.52	$8.61	$3.76

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the greater New York area. (See Note 5).  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Westchester County, Connecticut, New Jersey, Brooklyn, Queens and Long Island.  The tenants located in our buildings operate in various industries.  Other than one tenant at One Madison Avenue who contributed approximately 6.2% of our annualized rent, no other tenant in the portfolio contributed more than 5.2% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2007.

Approximately 6.9%, 6.4%, 6.0%, 5.9% and 5.7% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, One Madison Avenue, 1515 Broadway, 420 Lexington Avenue and 1185 Avenue of the Americas, respectively, for the quarter ended September 30, 2007.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2007.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  We adopted FIN 48 on January 1, 2007.  The adoption had no impact on our consolidated financial statements.

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

September 30, 2007

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

In August 2007, we acquired Gramercy’s 45% equity interest in the joint venture that owns the 1,176,000 square foot office building located at One Madison Avenue, or One Madison, for approximately $147.2 million and the assumption of their proportionate share of the debt encumbering the property of approximately $305.3 million.  We previously acquired our 55% interest in the property in April 2005.

In August 2007, we, through a joint venture with Jeff Sutton, acquired the fee interest in a building at 180 Broadway for an aggregate purchase price of $13.7 million, excluding closing costs. The building comprises approximately 24,307 square feet. We own approximately 50% of the equity in the joint venture. We loaned approximately $6.8 million to Jeff Sutton to fund a portion of his equity.  This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2007 and 2006 as though the acquisitions of 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue (June 2006), the July and November 2006 common stock offerings as well as the Reckson Merger and the acquisition of the 45% interest in One Madison were completed on January 1, 2006.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through September 30, 2007.  We accounted for the acquisition of assets utilizing the purchase method of accounting.

	2007	2006
Pro forma revenues	$877,763	$729,480
Pro forma net income	$500,950	$121,776
Pro forma earnings per common share-basic	$8.44	$2.05
Pro forma earnings per common share and common share equivalents-diluted	$8.34	$2.03
Pro forma common shares-basic	59,339	59,296
Pro forma common share and common share equivalents-diluted	62,605	63,028

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

In July 2007, we sold our property located at 292 Madison Avenue for approximately $140.0 million, excluding closing costs. The property encompasses approximately 187,000 square feet. The sale generated a gain of approximately $99.8 million, of which $15.7 million was deferred as a result of financing provided to the buyer by Gramercy.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

In July 2007, we sold an 85% interest in 1372 Broadway, New York, to Wachovia Corporation (NYSE:WB), for approximately $284.8 million.  This sale generated a gain of $254.4 million.  We retained a 15% interest in the property.  We have the ability to earn incentive fees based on the financial performance of the property.  We are accounting for this property as a profit sharing arrangement. We deferred recognition of the gain on sale due to our continuing involvement with the property and because we have an option to reacquire the property under certain limited circumstances.  As the property was unencumbered at the time of sale, no debt is recorded on our books.  The co-venture expense is included in operating expenses in the Consolidated Statements of Income.  The equity contributed by our partner is included in Deferred Revenue on our Consolidated Balance Sheets. In July 2007, the joint venture that now owns 1372 Broadway closed on a $235.2 million, five-year, floating rate mortgage.  The mortgage carries an interest rate of 125 basis points over the 30-day LIBOR.  This mortgage is recorded off-balance sheet.

At September 30, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, 125 Broad Street and 110 East 42nd Street sold in June 2007, and 292 Madison Avenue, which was sold in August 2007.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2007 and 2006 (in thousands).

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues
Rental revenue	$380	$9,157	$14,410	$30,372
Escalation and reimbursement revenues	147	2,306	3,211	7,091
Other income	—	155	70	383
Total revenues	527	11,618	17,691	37,846
Operating expense	169	4,006	6,448	12,693
Real estate taxes	79	1,599	2,441	5,804
Ground rent	—	75	—	249
Interest	—	1,377	2,535	4,110
Depreciation and amortization	—	1,269	1,502	4,398
Total expenses	248	8,326	12,926	27,254
Income from discontinued operations	279	3,292	4,765	10,592
Gain on disposition of discontinued operations	83,388	99,268	382,568	99,268
Minority interest in operating partnership	(3,185)	(4,791)	(15,754)	(5,376)
Income from discontinued operations, net of minority interest	$80,482	$97,769	$371,579	$104,484

5.  Structured Finance Investments

During the nine months ended September 30, 2007 and 2006, we originated approximately $449.8 million and $143.2 million in structured finance and preferred equity investments (net of discount), respectively.  In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $348.6 million and $195.7 million in repayments and participations during those periods, respectively.  At September 30, 2007 and December 31, 2006 all loans were performing in accordance with the terms of the loan agreements.

Preferred equity and investment income consists of the following (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Preferred Equity and Investment income	$20,284	$13,571	$63,437	$42,977
Interest income	1,572	2,407	7,571	3,785
Total	$21,856	$15,978	$71,008	$46,762

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

As of September 30, 2007 and December 31, 2006, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.4% (in thousands):

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	91,496	31,226	December 2020
Mezzanine Loan (1)	28,500	—-	28,500	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,130	58,013	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	33,170	33,082	October 2016
Mezzanine Loan (1) (3)	75,000	4,200,000	64,706	64,100	December 2016
Mezzanine Loan (1)	15,000	—	15,000	—	February 2010
Mezzanine Loan (1) (5)	10,000	4,500	10,000	—	October 2007
Mezzanine Loan (3)	9,753	30,000	9,753	—	February 2009
Mezzanine Loan (1) (2)	25,000	314,830	27,398	—	November 2009
Mezzanine Loan	16,000	90,000	15,639	—	August 2017
Mezzanine Loan (3)	12,500	210,000	12,500	—	August 2008
Mezzanine Loan (3)	12,500	357,616	12,500	—	September 2009
Mezzanine Loan (1)	1,000	—	1,000	—	January 2010
Mezzanine Loan	500	—	500	—	December 2009
Mezzanine Loan (1)	14,189	15,661	9,938	—	April 2008
Mezzanine Loan (1)	67,000	1,139,000	66,027	—	March 2017
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (4)	4,000	44,000	3,893	3,911	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation	12,000	73,000	12,000	12,000	December 2007
	$580,942	$7,934,107	$570,150	$328,832

(1)      This is a fixed rate loan.

(2)      The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)      Gramercy holds a pari passu interest in this asset.

(4)      This is an amortizing loan.

(5)      This loan was repaid in October 2007.

Preferred Equity Investments

As of September 30, 2007 and December 31, 2006, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 10.9% (in thousands):

Type	Gross Investment	Senior Financing	2007 Amount Outstanding	2006 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)	$75,000	$69,724	$3,694	$3,694	July 2014
Preferred equity(1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity(1) (2)	51,000	224,000	51,000	51,000	February 2014
Preferred equity(1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity	34,120	190,300	29,240	—	March 2010
Preferred equity(1)	7,000	—	7,000	7,000	June 2009
Preferred equity(3)	—	—	—	32,500	—
	$189,120	$2,909,024	$112,934	$116,194

(1)                                      This is a fixed rate investment.

(2)                                      Gramercy holds a mezzanine loan on the underlying asset.

(3)                                      Gramercy held a pari passu preferred equity investment in this asset.  This investment was redeemed in July 2007.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

The table below provides general information on each joint venture as of September 30, 2007 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1250 Broadway(3)	SITQ	55.00%	66.18%	670	08/99	$121,500
1515 Broadway(4)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street(5)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(6)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway(7)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(8)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(9)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(10)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500

(1)              Acquisition price represents the actual or implied purchase price for the joint venture.

(2)              We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 15.3% of property’s annualized rent at September 30, 2007.  We do not manage this joint venture.

(3)              As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(4)              Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases end between 2008 and 2015, represents approximately 86.1% of this joint venture’s annualized rent at September 30, 2007.

(5)              Effective November 2006, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(6)              We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity.

(7)              Effective April 1, 2007, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(8)              We have the ability to syndicate our interest down to 14.79%.

(9)              We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square.  The fee interest is subject to a long-term operating lease.

(10)          We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue.  The fee and leasehold interests are subject to a long-term operating lease.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

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

In August 2007, we acquired Gramercy’s 45% equity interest in the joint venture that owns One Madison Avenue for approximately $147.2 million (and the assumption of Gramercy’s proportionate share of the debt encumbering the property of approximately $305.3 million). In August 2007, an affiliate of ours loaned approximately $146.7 million to GKK Capital L.P.  This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of our purchase from Gramercy of its 45% interest in One Madison Avenue.  As a result of our acquisition of Gramercy's interest in August 2007, the loan was repaid with interest on such date.  As a result of the acquisition of this interest we own 100% of One Madison Avenue. We accounted for our share of the incentive fee earned from Gramercy of approximately $19.0 million as well as our proportionate share of the gain on sale of approximately $18.3 million as a reduction in the basis of One Madison.  See Note 3.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2007 and December 31, 2006, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate(1)	2007	2006

1221 Avenue of the Americas (2)	12/2010	5.86%	$170,000	$170,000
1250 Broadway (3)	08/2008	6.12%	$115,000	$115,000
1515 Broadway (4)	11/2008	6.23%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	7.40%	$20,750	$12,872
Mack-Green joint venture (5)	08/2014	7.86%	$102,418	$102,519
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	08/2008	5.95%	$20,910	$20,910
521 Fifth Avenue	04/2011	6.32%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	—
2 Herald Square	04/2017	5.36%	$191,250	—
1604-1610 Broadway	03/2012	5.66%	$27,000	—
1745 Broadway	01/2017	5.68%	$340,000	—
1 and 2 Jericho Plaza	03/2017	5.65%	$163,750	—
885 Third Avenue	07/2017	6.26%	$267,650	—
The Meadows	09/2012	7.21%	$81,265	—

(1)              Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2007.

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

(4)              The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR.  The mortgage is subject to three one-year as-of-right renewal options.  The joint venture extended this loan for one year.

(5)              Comprised of $90.5 million variable rate debt that matures in May 2008 and $12.0 million fixed rate debt that matures in August 2014.  Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $4.4 million, $10.5 million, $2.7 million and $6.9 million from these services for the three and nine months ended September 30, 2007, and 2006, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities and other real estate related securities.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  In August 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  During the term of Gramercy’s amended and restated origination agreement, we have the right to purchase 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  In September 2007, we purchased 1,206,250 shares, or 25%, of Gramercy’s $125.4 million September offering of common stock, for a total investment of approximately $31.7 million.  At September 30, 2007, we held 7,624,583 shares of Gramercy’s common stock representing a total investment at book value of approximately $172.0 million.  The market value of our investment in Gramercy was approximately $191.9 million at September 30, 2007.  Effective November 7, 2007, our interest in Gramercy was reduced to approximately 21.96% as we did not participate in a $100 million offering by Gramercy in November 2007.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of the trust preferred securities.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the amended management agreement).  In connection with any and all collateralized debt obligations, or CDO’s, formed, owned or controlled, directly or indirectly, by Gramercy, the Manager shall receive management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDO’s may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  For the three and nine months ended September 30, 2007 and 2006, we received an aggregate of approximately $3.3 million, $9.1 million, $2.7 million and $7.4 million, respectively, in fees under the management agreement and $1.3 million, $3.4 million, $0.8 million and $1.8 million under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately $3.9 million, $10.5 million, $1.8 million and $4.6 million under this agreement for the three and nine months ended September 30, 2007, and 2006, respectively.  The 2007

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

incentive fees exclude approximately $19.0 million of incentive fees earned upon the sale of One Madison by Gramercy to us.  We accounted for this incentive fee as a reduction of the basis in One Madison.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  These awards are dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. of its investment in Gramercy.  We recorded compensation expense of approximately $0.7 million, $2.1 million, $0.5 million and $1.2 million for the three and nine months ended September 30, 2007 and 2006, respectively, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.36 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2007 and 2006, the Manager received an aggregate of approximately $1.4 million, $3.7 million, $1.0 million and $2.6 million, respectively, under the outsourcing and asset servicing agreements.

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

See above for a discussion on Gramercy’s tenancy-in-common interests along with us in 55 Corporate Drive, NJ, 2 Herald Square and 885 Third Avenue.  See Notes 3 and 6 for information on the sale of Gramercy’s interest in One Madison to us.  See Note 5 for information of our structured finance investments in which Gramercy also holds an interest.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at September 30, 2007 and December 31, 2006, are as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets
Commercial real estate property, net	$4,662,763	$3,760,477
Structured finance investments	3,271,777	2,144,151
Other assets	1,067,524	783,754
Total assets	$9,002,064	$6,688,382

Liabilities and members’ equity
Mortgages payable	$3,008,617	$2,605,023
Other loans	3,204,304	2,156,662
Other liabilities	299,112	141,504
Members’ equity	2,490,031	1,785,193
Total liabilities and members’ equity	$9,002,064	$6,688,382
Company’s net investment in unconsolidated joint ventures	$886,672	$686,069

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy, from acquisition date through September 30, 2007 and 2006 are as follows (in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total revenues	$233,385	$169,007	$639,704	$467,551
Operating expenses	67,115	36,269	153,533	102,065
Real estate taxes	19,375	17,706	59,369	52,727
Interest	104,063	63,043	269,427	168,169
Depreciation and amortization	28,536	21,680	79,286	57,572
Total expenses	219,089	138,698	561,615	380,533
Net income before gain on sale	$14,296	$30,309	$78,089	$87,018
Company’s equity in net income of unconsolidated joint ventures	$11,302	$9,679	$32,715	$30,243

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46R and we are the primary beneficiary.  For the three and nine months ended September 30, 2007 and 2006, the Service Corporation earned approximately $3.6 million, $9.9 million, $2.4 million and $6.1 million of revenue and incurred approximately $3.1 million, $7.8 million, $1.9 million and $5.4 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

In September 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  ENYC entered into a 10-year lease with our Operating Partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan.  ENYC entered into another 10-year lease with our Operating Partnership for its 21,500 square foot premises at 28 West 44PthP Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment as of September 30, 2007 and December 31, 2006 was approximately $3.0 million and $3.6 million, respectively.

8.  Deferred Costs

Deferred costs at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Deferred financing	$63,223	$28,584
Deferred leasing	130,147	115,147
	193,370	143,731
Less accumulated amortization	(66,017)	(45,881)
	$127,353	$97,850

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2007 and December 31, 2006, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2007	2006
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1)	11/2010	8.44%	113,342	115,182
673 First Avenue(1)	02/2013	5.67%	33,294	33,816
125 Broad Street(3)	—	—	—	73,985
220 East 42nd Street(1)	12/2013	5.24%	207,373	210,000
625 Madison Avenue(1)	11/2015	6.27%	100,302	101,834
55 Corporate Drive	12/2015	5.75%	95,000	95,000
609 Fifth Avenue(1)	10/2013	5.85%	100,906	101,807
609 Partners, LLC	07/2014	5.00%	63,891	63,891
485 Lexington Avenue(1)	02/2017	5.61%	450,000	—
120 West 45th Street(1)	02/2017	6.12%	170,000	—
919 Third Avenue(4)	07/2018	6.87%	232,836	—
300 Main Street	02/2017	5.75%	11,500	—
399 Knollwood Rd	03/2014	5.75%	19,097	—
70 West 36th Street(5)	—	—	—	11,199
500 West Putnam	01/2016	5.52%	25,000	—
141 Fifth Avenue(1) (6)	06/2017	5.70%	25,000	10,457
One Madison Avenue(1) (7)	05/2020	5.91%	676,029	—
Total fixed rate debt			2,443,570	937,171
1551/1555 Broadway	08/2008	7.16%	82,459	78,208
717 Fifth Avenue(8)	09/2008	7.43%	192,500	175,000
Landmark Square(1)	02/2009	7.51%	128,000	—
Total floating rate debt			402,959	253,208
Total mortgage notes payable			$2,846,529	$1,190,379

(1)                      Held in bankruptcy remote special purpose entity.

(2)                      Effective interest rate for the quarter ended September 30, 2007.

(3)                      We sold this property in June 2007.

(4)                      We own a 51% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.

(5)                      We sold this property in March 2007.

(6)                      We own a 50% interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  This loan was refinanced in June 2007.

(7)                      From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property.  We now own 100% of the property.

(8)                      See Note 3 for a description of our ownership interest in this property.

In May 2007, the Company repaid, at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

At September 30, 2007 and December 31, 2006 the gross book value of the properties collateralizing the mortgage notes was approximately $4.6 billion and $1.6 billion, respectively.

For the three and nine months ended September 30, 2007 and 2006, we incurred approximately $71.4 million, $204.1 million, $24.5 million and $65.5 million of interest expense, respectively, excluding interest which was capitalized of approximately $2.8 million, $9.7 million, $2.8 million and $6.8 million, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.25 billion unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.0 million in January 2007 and by an additional $450.0 million in June 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $590.0 million outstanding and carried a spread over LIBOR of 80 basis points at September 30, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $41.6 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 6.05% for the three months ended September 30, 2007.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Unsecured Notes

In March 2007, we issued $750.0 million of 3.00% exchangeable senior notes which are due in 2027. The notes were offered in accordance with Rule 144A under the Securities Act of 1933, as amended. The notes will pay interest semi-annually on March 30 and September 30 at a rate of 3.00% per annum and mature on March 30, 2027.  The notes will have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes will be senior unsecured obligations of our operating partnership and will be exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes will be Redeemable, at our option on, and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.

As of September 30, 2007, we had outstanding approximately $1.8 billion (net of unamortized issuance discounts) of senior unsecured notes.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

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

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through September 30, 2007, approximately $0.7 million of the aggregate discounts have been amortized.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or Trust, which is a wholly-owned subsidiary of our Operating Partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our Operating Partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our Operating Partnership, in whole or in part, with no prepayment premium any time after July 2010.  Our interest in the Trust is accounted for using the equity method and the assets and liabilities of that entity are not consolidated into our financial statements.  Interest on the junior subordinated notes is included in interest expense on our consolidated statements of income while the value of the junior subordinated notes, net of our investment in the trusts that issued the securities, is presented as a separate item in our consolidated balance sheets.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, trust preferred securities, unsecured notes and our share of joint venture debt as of September 30, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Unsecured Notes	Total	Joint Venture Debt
2007	$6,359	$—	$—	$—	$—	$6,359	$344,137
2008	24,891	274,959	—	—	—	299,850	116,767
2009	26,750	128,000	—	—	200,000	354,750	438
2010	28,088	104,691	—	—	—	132,779	86,594
2011	26,804	216,656	590,000	—	150,000	983,460	72,065
Thereafter	248,801	1,760,530	—	100,000	1,443,100	3,552,431	661,343
	$361,693	$2,484,836	$590,000	$100,000	$1,793,100	$5,329,629	$1,281,344

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $3.6 million, $10.6 million, $3.4 million and $9.6 million for the three and nine months ended September 30, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate paid to her pursuant to a consulting agreement, which was cancelled.

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

In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue and approximately $68,000 in connection with our acquisition of 16 Court Street for $107.5 million.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $67,000, $200,000, $54,000 and $143,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

Other

Amounts due from (to) related parties at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	2007	2006
Due from joint ventures	$27,763	$3,479
Officers and employees	153	153
Other	5,034	3,563
Related party receivables	$32,950	$7,195

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

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures—Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2007, 59,213,469 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2007, we issued approximately 9.0 million shares of our common stock in connection with the Reckson Merger.  These shares had a value of approximately $1.1 billion on the date the merger agreement was executed.

In March 2007, Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of October 31, 2007, we purchased and settled approximately $100.1 million, or 827,300 shares of our common stock at an average price of $120.98 per share.

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
September 30, 2007

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

During the nine months ended September 30, 2007 and 2006, approximately 81,000 and 98,000 shares were issued and approximately $10.5 million and $9.2 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500, $304,500, $162,500 and $487,500 was recorded during the three and nine months ended September 30, 2007 and 2006, respectively.

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
September 30, 2007

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million, $1.6 million, $0.4 million and $1.2 million of compensation expense during the three and nine months ended September 30, 2007 and 2006, respectively, in connection with the 2005 Outperformance Plan.

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

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2007

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.9 million, $0.4 million and $0.4 million of compensation expense during the three and nine months ended September 30, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2007, 4,465 phantom stock units were earned.  As of September 30, 2007, there were approximately 15,025 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At September 30, 2007, approximately 0.6 million shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  The amendment and restatement of the 2005 Plan was approved by our Board of Directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders.  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 2007

this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At September 30, 2007, approximately 4.3 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.1 million if all shares available under the 2005 Plan were issued as five-year options.

Options granted under the plans are exercisable at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and are generally exercisable in three to five annual installments commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2007 and December 31, 2006 and changes during the periods then ended are presented below:

	2007		2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,645,643	$58.77	1,731,258	$41.25
Granted	531,000	$143.22	403,500	$103.30
Exercised	(293,658)	$37.85	(444,449)	$32.29
Lapsed or cancelled	(49,967)	$63.52	(44,666)	$40.58
Balance at end of period	1,833,018	$86.46	1,645,643	$58.77

Options exercisable at end of period	594,637	$62.34	597,974	$52.72
Weighted average fair value of options granted during the period	$16,619,000		$7,805,000

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options was 7.7 years.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, is computed as follows (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$98,568	$118,689	$511,876	$171,481
Effect of Dilutive Securities:
Redemption of units to common shares	3,573	6,037	21,702	8,823
Stock options	—-	—	—-	—-
Diluted Earnings:
Income available to common stockholders	$102,141	$124,726	$533,578	$180,304

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	59,432	45,277	58,649	43,784
Effect of Dilutive Securities:
Redemption of units to common shares	2,352	2,218	2,487	2,253
4.0% exchangeable senior debentures	—-	—	35	—
Stock-based compensation plans	627	1,720	744	1,681
Diluted Shares	62,411	49,215	61,915	47,718

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

13.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of September 30, 2007 and December 31, 2006, the minority interest unit holders owned 3.8% (2,350,488 units) and 5.1% (2,693,900 units) of the operating partnership, respectively.

At September 30, 2007, 2,350,488 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2007 (in thousands):

	Air Rights	Capital lease	Non-cancellable operating leases
2007	$7	$354	$10,273
2008	29	1,416	34,977
2009	29	1,416	32,803
2010	29	1,451	32,362
2011	29	1,555	29,588
Thereafter	213	50,315	639,744
Total minimum lease payments	$336	56,507	$779,747
Less amount representing interest		(40,003)
Present value of net minimum lease payments		$16,504

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

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2007.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$(115)
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$219
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	$1
Interest Rate Cap	$192,500	6.000%	6/2007	1/2008	$—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$7

On September 30, 2007, the derivative instruments were reported as an asset at their fair value of approximately $0.1 million.  This is included in Other Assets on the consolidated balance sheet at September 30, 2007.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $7.0 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

17.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in the New York metro area and have two reportable segments, real estate and structured finance investments.  Our investment in Gramercy and its related earnings are included in the structured finance segment.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of the New York metro area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on our structured finance investments.

SL Green Realty Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

Selected results of operations for the three and nine months ended September 30, 2007 and 2006, and selected asset information as of September 30, 2007 and December 31, 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2007	$227,567	$31,639	$259,206
September 30, 2006	104,685	24,903	129,588
Nine months ended:
September 30, 2007	710,816	97,646	808,462
September 30, 2006	295,407	70,039	365,446

Income from continuing operations before minority interest:
Three months ended:
September 30, 2007	$4,910	$18,145	$23,055
September 30, 2006	8,270	17,619	25,889
Nine months ended:
September 30, 2007	99,414	55,790	155,204
September 30, 2006	34,544	47,359	81,903

Total assets
As of:
September 30, 2007	$9,635,451	$880,738	$10,516,189
December 31, 2006	4,065,074	567,153	4,632,227

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $22.2 million, $80.6 million, $13.8 million and $40.1 million for the three and nine months ended September 30, 2007 and 2006, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006

Income from continuing operations before minority interest	$27,468	$28,527	$142,246	$88,709
Gain on sale of unconsolidated joint venture	—	—	31,509	—
Minority interest in operating partnership attributable to continuing operations	(388)	(1,246)	(5,948)	(3,447)
Minority interest in other partnerships	(4,025)	(1,392)	(12,603)	(3,359)
Net income from continuing operations	23,055	25,889	155,204	81,903
Income/ gains from discontinued operations, net of minority interest	80,482	97,769	371,579	104,484
Net income	103,537	123,658	526,783	186,387
Preferred stock dividends	(4,969)	(4,969)	(14,907)	(14,906)
Net income available to common stockholders	$98,568	$118,689	$511,876	$171,481

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2007

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 is presented below (in thousands):

	2007	2006
Issuance of common stock as deferred compensation	$596	$7,272
Redemption of units and dividend reinvestments	21,129	15,586
Derivative instruments at fair value	(7,637)	(1,365)
Tenant improvements and capital expenditures payable	15,407	637
Transfer of real estate to joint venture	5,018	132,980
Assignment of mortgage to joint venture	27,000	120,859
Assignment of minority interest to joint venture	—	5,750
Issuance of preferred units	1,200	63,891
Common Stock issued for Reckson Merger	1,010,078	—
Assumption of mortgage loans and unsecured notes	1,548,756	102,000
SFAS 141 mark-to-market of debt assumed	54,270	—
Net operating liabilities assumed	23,474	—
Assumption of other liabilities	—	3,725
Minority interest investment in consolidated joint venture	—	19,163
Consolidation of joint venture investment	50,714	—
Assumption of joint venture mortgage	676,800	—

19.  Subsequent Events

In October 2007, we announced that we had entered into an agreement to sell the property located at 470 Park Avenue South for a gross sales price of $157.0 million.  The sale, which is subject to customary closing conditions, is expected to close during the fourth quarter of 2007.

In October 2007, we exercised the accordion feature under our existing unsecured revolving credit facility, increasing total capacity from $1.25 billion to $1.5 billion.

In November 2007, we announced that we had entered into an agreement to sell the property located at 440 Ninth Avenue for a gross sales price of $160.0 million.  The sale, which is subject to customary closing conditions, is expected to close during the first quarter of 2008.

On November 2, 2007, Gramercy entered into an agreement and plan of merger (the “Merger Agreement”) with American Financial Realty Trust (“AFR”).  We have agreed to fund $50.0 million of the up to $850.0 million loan commitment that has been provided to Gramercy in connection with the proposed merger.  Contemporaneously with the execution and delivery of the Merger Agreement, AFR entered into a voting agreement with our operating partnership, which currently owns approximately 21.96% of Gramercy’s common stock, pursuant to which our operating partnership agreed to, among other things, vote its shares of Gramercy’s common stock in favor of the issuance of Gramercy’s common stock in the proposed merger.  Our operating partnership will not purchase any shares of Gramercy’s common stock in connection with the issuance of Gramercy’s common stock in the proposed merger.  As a result, our operating partnership’s current ownership interest in Gramercy will be diluted upon consummation of the merger.

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

As of September 30, 2007, we owned the following interests in commercial office properties in the New York metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy(1)
Manhattan	Consolidated properties	24	14,889,200	97.5%
	Unconsolidated properties	7	7,464,000	96.0%

Suburban	Consolidated properties	30	4,925,800	91.1%
	Unconsolidated properties	6	2,941,700	93.8%
		67	30,220,700

(1)     The weighted average occupancy represents the total leased square feet divided by total available square feet.

We also own investments in retail properties (10) encompassing approximately 394,000 square feet, development property (one) encompassing approximately 85,000 square feet and land interests (two).  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of September 30, 2007, we also owned approximately 25% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Item 1 Financial Statements, Note 6.

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

Results of Operations

Comparison of the three months ended September 30, 2007 to the three months ended September 30, 2006

The following comparison for the three months ended September 30, 2007, or 2007, to the three months ended September 30, 2006, or 2006, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at September 30, 2007 and total 13 of our 54 consolidated properties, representing approximately 38.9% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34PthP Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington Avenue (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$190.5	$85.9	$104.6	121.8%
Escalation and reimbursement revenue	31.8	18.2	13.6	74.7
Total	$222.3	$104.1	$118.2	113.5%

Same-Store Properties	$89.5	$85.3	$4.2	4.9%
Acquisitions	125.5	11.7	113.8	972.7
Other	7.3	7.1	0.2	2.8
Total	$222.3	$104.1	$118.2	113.5%

The increase in the Same-Store Properties is primarily due to an increase in occupancy from 96.8% at September 30, 2006 to 97.5% at September 30, 2007.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2007 compared to a partial period or not being included in 2006.

At September 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 40.0% and 18.2% higher, respectively, than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2007.  Approximately 1.7% of the space leased at our consolidated properties expires during the remainder of 2007.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2007.

The increase in escalation and reimbursement revenue was primarily due to the recoveries from the Acquisitions ($14.8 million) which were offset by a reduction in recoveries at the Same-Store Properties ($1.0 million).  The decrease in recoveries at the Same-Store Properties was primarily due to increased operating expense escalations ($0.5 million) offset by reduced real estate tax escalations ($1.5 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$11.3	$9.7	$1.6	16.5%
Investment and preferred equity income	21.9	16.0	5.9	36.9
Other income	15.0	9.4	5.6	59.6
Total	$48.2	$35.1	$13.1	37.3%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from Gramercy ($1.8 million), 800 Third Avenue ($0.7 million), 2 Herald Square ($1.3 million), 885 Third Avenue ($1.6 million) and the Mack-Green joint venture ($0.8 million).  This was partially offset by lower net income contributions from our investments in 521 Fifth Avenue which is under redevelopment ($0.6 million), 485 Lexington Avenue which is wholly-owned since December 2006 ($0.8 million), 100 Park which is under redevelopment ($1.7 million), 1745 Broadway ($0.9 million) and 1221 Avenue of the Americas ($1.0 million).  Occupancy at our joint venture same-store properties decreased from 97.6% in 2006 to 95.7% in 2007.  At September 30, 2007, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 50.3%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

and 11.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our joint venture properties expires during the remainder of 2007.

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $714.9 million and 10.54%, respectively, for 2007 compared to $351.9 million and 10.32%, respectively, for 2006.

The increase in other income was primarily due to incentive distributions and asset management fees earned in 2007 (approximately $1.6 million) as well by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy, (approximately $2.9 million) and the Service Corporation ($0.4 million).

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$58.2	$31.6	$26.6	84.2%
Real estate taxes	32.6	17.9	14.7	82.1
Ground rent	8.7	4.8	3.9	81.3
Total	$99.5	$54.3	$45.2	83.2%

Same-Store Properties	$45.1	$44.9	$0.2	0.5%
Acquisitions	49.0	3.8	45.2	1,189.5
Other	5.4	5.6	(0.2)	(3.6)
Total	$99.5	$54.3	$45.2	83.2%

Same-Store Properties operating expenses, excluding real estate taxes ($0.9 million), increased approximately $1.1 million.  There were increases in repairs, maintenance and payroll expenses ($0.3 million), ground rent expense ($1.4 million) and other miscellaneous expenses ($0.2 million), respectively.  This was partially offset by a decrease in insurance costs ($0.3 million) and utilities ($0.5 million).

The increase in real estate taxes was primarily attributable to the Acquisitions ($15.7 million).  This was partially offset by a reduction in real estate taxes at Same-Store Properties ($0.9 million) and due to properties that were sold ($0.1 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$71.4	$24.5	$46.9	191.4%
Depreciation and amortization expense	50.0	18.0	32.0	177.8
Marketing, general and administrative expense	22.2	13.8	8.4	60.9
Total	$143.6	$56.3	$87.3	155.1%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements as well as the write-off for exit fees, make-whole payments and the write-off of unamortized deferred financing costs in connection with the early redemption of unsecured notes and loans ($9.1 million).  The weighted average interest rate decreased from 6.0% for the quarter ended September 30, 2006 to 5.56% for the quarter ended September 30, 2007.  As a result of the new investment activity, the weighted average debt balance increased from $1.8 billion as of September 30, 2006 to $4.9 billion as of September 30, 2007.

Marketing, general and administrative expense represented 8.6% of total revenues in 2007 compared to 10.7% in 2006.  The increase is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the new employment agreements entered into in 2007.

Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

The following comparison for the nine months ended September 30, 2007, or 2007, to the nine months ended September 30, 2006, or 2006, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at September 30, 2007 and total 13 of our 54 consolidated properties, representing approximately 38.9% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34PthP Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$519.2	$242.0	$277.2	114.6%
Escalation and reimbursement revenue	90.0	46.0	44.0	95.7
Total	$609.2	$288.0	$321.2	111.5%

Same-Store Properties	$265.7	$247.0	$18.7	7.6%
Acquisitions	322.8	20.9	301.9	1,444.5
Other	20.7	20.1	0.6	3.0
Total	$609.2	$288.0	$321.2	111.5%

The increase in the Same-Store Properties was primarily due to an increase in occupancy from 96.8% at September 30, 2006 to 97.5% at September 30, 2007.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2007 compared to a partial period or not being included in 2006.

At September 30, 2007, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 40.0% and 18.2% higher, respectively, than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2007.  Approximately 1.7% of the space leased at our consolidated properties expires during the remainder of 2007.  We believe that occupancy rates will increase slightly at the Same-Store Properties in 2007.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($3.4 million) and the Acquisitions ($40.9 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($1.3 million), and operating expense escalations ($3.1 million) which were partially offset by a reduction in recoveries from real estate tax escalations ($1.0 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$32.7	$30.2	$2.5	8.3%
Investment and preferred equity income	71.0	46.8	24.2	51.7
Other income	128.1	30.6	97.5	318.6
Total	$231.8	$107.6	$124.2	115.4%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from Gramercy ($5.2 million), 2 Herald Square ($2.6 million), 885 Third Avenue ($1.6 million) and 800 Third Avenue ($1.6 million).  This was partially offset by lower net income contributions from our investments in 521 Fifth Avenue which is under redevelopment ($1.9 million), 485 Lexington Avenue which is wholly-owned since December 2006 ($1.6 million), 1745 Broadway ($1.7 million), 100 Park Avenue which is under redevelopment ($1.9 million), and the Mack-Green joint venture ($1.4 million).  Occupancy at our joint venture same-store properties decreased from 97.6% in 2006 to 95.7% in 2007.  At September 30, 2007, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 50.3% and 11.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.1% of the space leased at our joint venture properties expires during the remainder of 2007.

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current period.  The weighted average investment balance outstanding and weighted average yield were $711.0 million and 10.3%, respectively, for 2007 compared to $404.3 million and 10.4%, respectively, for 2006.

The increase in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and 5 Madison Avenue-the Clock Tower ($5.5 million), other incentive distributions and asset management fees ($3.1 million) as well by fee income earned by GKK Manager LLC, an affiliate of ours and the external manager of Gramercy, (approximately $10.2 million) and the Service Corporation ($2.6 million).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$160.8	$84.3	$76.5	90.8%
Real estate taxes	97.8	52.6	45.2	85.9
Ground rent	23.7	14.7	9.0	61.2
Total	$282.3	$151.6	$130.7	86.2%

Same-Store Properties	$134.2	$127.5	$6.7	5.3%
Acquisitions	130.9	7.2	123.7	1,718.1
Other	17.2	16.9	0.3	1.8
Total	$282.3	$151.6	$130.7	86.2%

Same-Store Properties operating expenses, excluding real estate taxes ($0.1 million), increased approximately $6.8 million.  There were increases in repairs, maintenance and payroll expenses ($2.0 million), utilities ($3.6 million), ground rent expense ($1.7 million) and other miscellaneous expenses ($0.8 million), respectively.  This was partially offset by a decrease in insurance costs ($0.8 million).

The increase in real estate taxes was primarily attributable to the Acquisitions ($45.7 million).  This was partially offset by a reduction in real estate taxes at the Same-Store properties ($0.1 million) and due to properties that were sold ($0.4 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$204.1	$65.5	$138.6	211.6%
Depreciation and amortization expense	131.9	49.8	82.1	164.9
Marketing, general and administrative expense	80.6	40.1	40.5	101.0
Total	$416.6	$155.4	$261.2	168.1%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements as well as the write-off for exit fees, make-whole payments and the write-off of unamortized deferred financing costs in connection with the early redemption of unsecured notes and loans ($9.1 million).  The weighted average interest rate decreased from 5.84% for the nine months ended September 30, 2006 to 5.72% for the nine months ended September 30, 2007.  As a result of the new investment activity, the weighted average debt balance increased from $1.8 billion as of September 30, 2006 to $4.6 billion as of September 30, 2007.

Marketing, general and administrative expense represented 10.0% of total revenues in 2007 compared to 11.0% in 2006.  The increase is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the amended and restated employment agreements entered into in 2007.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents were $98.1 million and $117.2 million at September 30, 2007 and December 31, 2006, respectively, representing a decrease of $19.1 million. This decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2007	2006	Increase (Decrease)

Net cash provided by operating activities	$318,387	$142,311	$176,076
Net cash used in investing activities	$(1,913,838)	$(504,817)	$(1,409,021)
Net cash provided by financing activities	$1,576,372	$514,846	$1,061,526

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2007 our portfolio was 95.7% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt and the issuance of approximately $1.0 billion of common stock.  During the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(3,748,347)
Capital expenditures and capitalized interest	(18,702)
Escrow cash-capital improvements/acquisition deposits	304,610
Joint venture investments	(229,873)
Distributions from joint ventures	39,888
Proceeds from sales of real estate	711,636
Structured finance and other investments	(433,147)
Proceeds from asset sale	1,964,914

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common stock. During the nine months ended September 30, 2007, when compared to the nine months ended September 30, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$2,947,990
Repayments under our debt obligations	(1,952,196)
Proceeds from common stock offering	(268,496)
Repurchases of common stock	(94,071)
Minority interest in other partnerships and other financing activities	474,266
Dividends and distributions paid	(45,969)

Capitalization

As of September 30, 2007, we had 59,213,469 shares of common stock, 2,350,488 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of October 31, 2007, we purchased and settled approximately $100.1 million, or 827,300 shares of our common stock, at an average price of $120.98 per share.

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

During the nine months ended September 30, 2007 and 2006, approximately 81,000 and 98,000 shares were issued and approximately $10.5 million and $9.2 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $101,500, $304,500, $162,500 and $487,500 was recorded during the three and nine months ended September 30, 2007 and 2006, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million, $1.6 million, $0.4 million and $1.2 million of compensation expense during the three and nine months ended September 30, 2007 and 2006, respectively in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million $1.9 million, $0.4 million and $0.4 million of compensation expense during the three and nine months ended September 30, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2007, approximately 4,465 phantom stock units were earned.  As of September 30, 2007, there were approximately 15,025 phantom stock units outstanding.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At September 30, 2007, approximately 4.3 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.1 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At September 30, 2007, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.3 billion) represented 47.0% of our combined market capitalization of approximately $14.1 billion (based on a common stock price of $116.77 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2007).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, unsecured bridge loan, unsecured notes and trust preferred securities outstanding at September 30, 2007 and December 31, 2006, respectively (dollars in thousands).

Debt Summary:	September 30, 2007	December 31, 2006
Balance
Fixed rate	$4,336,670	$1,026,714
Variable rate — hedged	160,000	485,000
Total fixed rate	4,496,670	1,511,714
Variable rate	764,966	291,665
Variable rate—supporting variable rate assets	67,993	12,000
Total variable rate	832,959	303,665
Total	$5,329,629	$1,815,379

Percent of Total Debt:
Total fixed rate	84.4%	83.3%
Variable rate	15.6%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.37%	5.75%
Variable rate	6.81%	6.57%
Effective interest rate	5.59%	5.93%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (5.12% and 5.32% at September 30, 2007 and 2006, respectively).  Our consolidated debt at September 30, 2007 had a weighted average term to maturity of approximately 9.4 years.

Certain of our structured finance investments, totaling approximately $68.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2007.

Mortgage Financing

As of September 30, 2007, our total mortgage debt (excluding our share of joint venture debt of approximately $1.3 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.97% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 7.33%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.25 billion unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.00 million in January 2007 and by an additional $450.0 million in June 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR, based on our leverage ratio, currently 80 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

revolving credit facility had $590.0 million outstanding at September 30, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $41.6 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).  In October 2007, we increased the capacity under our 2005 unsecured revolving credit facility to $1.5 billion.

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

As of September 30, 2007, we had outstanding approximately $1.8 billion (net of unamortized issuance discounts) of senior unsecured notes.

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

Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates. In addition, certain of the senior unsecured notes were issued at discounts aggregating approximately $20.1 million.  Such discounts are being amortized to interest expense over the term of the senior unsecured notes to which they relate.  Through September 30, 2007, approximately $0.7 million of the aggregate discounts have been amortized.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at September 30, 2007 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2007 and December 31, 2006, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2007 would increase our annual interest cost by approximately $8.0 million and would increase our share of joint venture annual interest cost by approximately $6.8 million, respectively.

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

Approximately $4.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2007 ranged from LIBOR plus 62.5 basis points to LIBOR plus 275 basis points.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, unsecured notes and bonds, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease, air rights and ground leases, as of September 30, 2007 are as follows (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Property Mortgages	$6,359	$299,850	$154,750	$132,779	$243,460	$2,009,331	$2,846,529
Revolving Credit Facility	—	—	—	—	590,000	—	590,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Unsecured Notes	—	—	200,000	—	150,000	1,443,100	1,793,100
Capital lease	354	1,416	1,416	1,451	1,555	50,315	56,507
Ground leases	10,273	34,977	32,803	32,362	29,588	639,744	779,747
Air rights	7	29	29	29	29	213	336
Estimated interest expense	74,930	288,789	264,665	245,987	210,741	1,223,481	2,308,593
Joint venture debt	344,137	116,767	438	86,594	72,065	661,343	1,281,344
Total	$436,060	$741,828	$654,101	$499,202	$1,297,438	$6,127,527	$9,756,156

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

Capital Expenditures

We estimate that for the three months ending December 31, 2007, we will incur approximately $122.7 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $12.8 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.80 per share, we would pay approximately $165.8 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leased 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015.  We sold this property in February 2007.  We paid Alliance approximately $3.6 million, $10.6 million, $3.4 million and $9.6 million for the three

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

and nine months ended September 30, 2007 and 2006 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate paid to her pursuant to a consulting agreement, which was canceled.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $67,000, $200,000, $54,000 and $143,000 for the three and nine months ended September 30, 2007 and 2006, respectively.

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

In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue and approximately $68,000 in connection with our acquisition of 16 Court Street for $107.5 million.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits of $200.0 million per location.  SL Green now maintains two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties.  This policy expires on December 31, 2008.  The liability policies expire on October 31, 2008.  The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to stabilize, to some extent, the fluctuations of insurance market conditions. Belmont is licensed to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on January 1, 2006. Congress extended TRIA, now called TRIEA (Terrorism Risk Insurance Extension Act) until December 31, 2007. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and unsecured term loans, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FFO for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$98,568	$118,689	$511,876	$171,481
Add:
Depreciation and amortization	49,957	18,020	131,938	49,813
Minority interest in other partnerships	4,025	1,392	12,603	3,359
Minority interest in operating partnership	388	1,246	5,948	3,447
FFO from discontinued operations	280	4,559	6,267	14,987
FFO adjustment for unconsolidated joint ventures	5,299	9,648	16,198	25,241
Less:
Income/gain from discontinued operations	(80,482)	(97,769)	(371,579)	(104,484)
Gain on sale of real estate	—	—	—	—
Equity in net gain on sale of joint venture property	—	—	(31,509)	—
Depreciation on non-rental real estate assets	(215)	(238)	(693)	(744)
Funds from Operations - available to all stockholders	$77,820	$55,547	$281,049	$163,100
Cash flows provided by operating activities	$68,916	$39,235	$318,387	$142,311
Cash flows (used in) provided by investing activities	$1,053,096	$(254,716)	$(1,913,838)	$(504,817)
Cash flows (used in) provided by financing activities	$(1,104,213)	$377,741	$1,576,372	$514,846

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester, Connecticut, Long Island City and New Jersey office market, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in the New York metro area being less favorable than expected;

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

As of September 30, 2007, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. As of September 30, 2007, we purchased and settled approximately $55.6 million or 478,700 shares of our common stock at an average price of $116.15 per share.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.      OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)	Exhibits:
10.1	Amended and Restated 2005 Stock Option and Incentive Plan, filed herewith.

10.2	First Amendment to the Amended and Restated Management Agreement, filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ GREGORY F. HUGHES
Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date:	November 9, 2007