Form 10-K
period 2007-12-31
SL GREEN REALTY CORP
filed 2008-02-27
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of February 15, 2008, there were 58,875,685 shares of the Registrant’s common stock outstanding.  The aggregate market value of the common stock, held by non-affiliates of the Registrant (54,804,300 shares) at June 30, 2007 was $6,789,704,727.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Stockholders’ Meeting to be filed within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of Reckson were converted into (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a prorated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of Reckson mortgage debt, approximately $287.5 million of Reckson convertible public debt and approximately $967.8 million of Reckson public unsecured notes.  As a result of the Reckson Merger, ROP is a subsidiary of our operating partnership.

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP pursuant to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

				Weighted
		Number of		Average
Location	Ownership	Properties	Square Feet	Occupancy (1)
Manhattan	Consolidated properties	23	14,629,200	97.3%
	Unconsolidated properties	9	10,099,000	95.6%

Suburban	Consolidated properties	30	4,925,800	90.9%
	Unconsolidated properties	6	2,941,700	93.9%
		68	32,595,700

(1)	The weighted average occupancy represents the total leased square feet divided by total available square feet.

As of December 31, 2007, our Manhattan properties were comprised of fee ownership (25 properties), including ownership in condominium units, leasehold ownership (five properties) and operating sublease ownership (two properties).  Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property.  As of December 31, 2007, our Suburban properties were comprised of fee ownership (35 properties), and leasehold ownership (one property).  We refer to our Manhattan and Suburban office properties collectively as our portfolio.

We also own investments in ten retail properties encompassing approximately 354,000 square feet, one development property encompassing approximately 85,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of December 31, 2007, we also owned approximately 22% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.

Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170.  As of December 31, 2007, our corporate staff consisted of approximately 283 persons, including 223 professionals experienced in all aspects of commercial real estate.  We can be contacted at (212) 594-2700.  We maintain a website at www.slgreen.com.  On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission.  We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles.  You can also read and copy any materials we file with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330).  The Securities and Exchange Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

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

Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership.  We are the sole managing general partner of, and as of December 31, 2007, were the owner of approximately 96.17% of the economic interests in, our operating partnership.  All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC.  Our operating partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

Our primary business objective is to maximize total return to stockholders through growth in funds from operations and appreciation in the value of our assets during any business cycle.  We seek to achieve this objective by assembling a high quality portfolio of office properties in the New York Metro area and capitalizing on current opportunities in both the Manhattan and Suburban office markets through: (i) property acquisitions (directly or through joint ventures) - acquiring office properties at a significant discount to replacement cost and with fully escalated in-place rents at a discount to current market rents which provide attractive initial yields and the potential for cash flow growth, as well as properties with significant vacancies; (ii) property repositioning - repositioning acquired retail and commercial office properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments inclusive of our investment in Gramercy, in the New York Metro area.  Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan’s primary commuter stations.

Property Acquisitions. We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets).  In acquiring core and non-core properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management’s average 21 years of experience as a full-service, fully-integrated real estate company focused on the office market in Manhattan; (ii) enhanced access to capital as a public company (as compared to the generally fragmented institutional or venture oriented sources of capital available to private companies); (iii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iv) the ability to close a transaction quickly despite complicated ownership structures.

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

Property Dispositions. We continuously evaluate our properties to identify which are most suitable to meet our long-term earnings growth objectives and contribute to increasing portfolio value.  Properties that no longer meet our earnings objectives are identified as non-core holdings, and are targeted for sale to create investment capital.  We believe that we will be able to re-deploy capital generated from the disposition of non-core holdings into property acquisitions or investments in high-yield structured finance investments, which will provide enhanced future capital gain and earnings growth opportunities.

Leasing and Property Management. We seek to capitalize on our management’s extensive knowledge of the Manhattan and Suburban marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) utilization of an extensive network of third-party brokers; (iii) use of comprehensive building management analysis and planning; and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates.  We believe proactive leasing efforts have contributed to average occupancy rates in our portfolio consistently exceeding the market average.

Structured Finance. We seek to invest in high-yield structured finance investments.  These investments generally provide high current returns and, in certain cases, a potential for future capital gains.  These investments may also serve as a potential source of real estate acquisitions for us.  These investments include both floating rate and fixed rate investments.  Our floating rate investments serve as a natural hedge for our unhedged floating rate debt.  We intend to invest not more than 10% of our total market capitalization in structured finance investments.  We may make structured finance investments, subject to certain limitations, where Gramercy has determined that such investments do not fit its investment profile or where investments represent the refinancing of one of our existing investments or in connection with the sale of one of our properties.  We hold a 22% non-controlling interest in Gramercy.  Gramercy is managed by GKK Manager LLC, an affiliate of ours.  Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

Competition

The leasing of real estate is highly competitive, especially in the Manhattan office market.  Although currently no other publicly traded REITs have been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs.  We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, and the design and condition of our properties.   In addition, we face competition from other real estate companies including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Manhattan Office Market Overview

Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined.  The properties in our portfolio are concentrated in some of Manhattan’s most prominent Midtown locations.

Manhattan has a total inventory of 390.7 million square feet, including 237.5 million square feet in Midtown. Based on current construction activity, we estimate that Midtown Manhattan will have approximately 3.6 million square feet of new construction becoming available in the next two years, 59% of which is pre-leased.  This will add approximately 0.9% to Manhattan’s total inventory.

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

In addition to base rent, the tenant generally will also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year.  In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year, increases in the consumer price index over the index value in effect during a base year, or a fixed percentage increase over base rent.

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

Occupancy

The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2007, 2006 and 2005:

	Percent Occupied as of December 31,
Property	2007	2006	2005
Same-Store Properties (1)	97.1%	97.5%	96.0%
Unconsolidated Joint Venture Properties	95.2%	97.0%	97.4%
Portfolio	95.5%	97.0%	96.7%

(1)	Same-Store Properties for 2007 represents 12 of our 53 consolidated properties owned by us at January 1, 2006 and still owned by us at December 31, 2007.

Rent Growth

We estimate that rents in place, at December 31, 2007, in our Manhattan and Suburban consolidated properties are approximately 37.4% and 19.1%, respectively, below current market asking rents.  We estimate that rents in place at December 31, 2007 in our Manhattan and Suburban properties owned through unconsolidated joint ventures are approximately 47.5% and 11.2%, respectively, below current market asking rents.  These comparative measures were approximately 30.2% and zero percent at December 31, 2006 for the consolidated properties and 40.9% and none for the unconsolidated joint venture properties.  As of December 31, 2007, 38.1% and 27.4% of all leases in-place in our consolidated properties and unconsolidated joint venture properties, respectively, are scheduled to expire during the next five years.  We expect to capitalize on embedded rent growth as these leases and future leases expire by renewing or replacing these tenant leases at higher prevailing market rents.  There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth.  However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

Industry Segments

We are a REIT that acquires, owns, repositions, manages and leases commercial office and retail properties in the New York Metro area and have two reportable segments, real estate and structured finance investments.  Our investment in Gramercy and its related earnings are included in the structured finance segment.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

At December 31, 2007, our real estate portfolio was primarily located in one geographical market, namely, the New York Metro area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  As of December 31, 2007, one tenant in our portfolio contributed approximately 9.6% of our portfolio annualized rent.  No other tenant contributed more than 5.9% of our portfolio annualized rent.  In addition, no property contributed in excess of 8.5% of our consolidated revenue for 2007.  Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue.  In addition, one borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2007.

Employees

At December 31, 2007, we employed approximately 1,059 employees, over 224 of whom were managers and professionals, approximately 779 of whom were hourly-paid employees involved in building operations and approximately 56 of whom were clerical, data processing and other administrative employees.  There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

In 2007, in addition to the 30 properties encompassing 9.2 million rentable square feet we acquired as part of the Reckson Merger, we also acquired seven wholly-owned properties for aggregate gross purchase prices totaling approximately $403.3 million and encompassing 1.1 million rentable square feet.  We also acquired the remaining 45% interest in the joint venture that owned One Madison Avenue at an implied value of $1.0 billion.  In addition, we acquired a 50% ownership interest in a retail property for a gross aggregate purchase price of $13.6 million which encompass approximately 24,000 rentable square feet and acquired an additional 43,000 rentable square feet in a retail joint venture for $16.9 million.  We invested in five joint ventures that acquired property valued at approximately $2.5 billion and encompassing approximately 4.8 million rentable square feet.  We also invested in two land joint ventures valued at approximately $542.0 million.

Dispositions

During 2007, we sold eight properties for gross contract prices of $1.8 billion.  We realized gains of approximately $804.0 million and incentive distributions of approximately $82.7 million on the sales of these properties, which encompassed 3.0 million square feet.

Structured Finance

During 2007, we originated approximately $581.9 million and as part of the Reckson Merger assumed approximately $136.9 million in structured finance and preferred equity investments (net of discount).  There were also approximately $358.6 million in repayments and participations in 2007.  We also invested an additional $31.7 million in Gramercy pursuant to our pre-emptive right set forth in our origination agreement with Gramercy.

Offering/Financings

In 2007, we issued approximately 9.0 million shares of our common stock at a price of $146.43 per share in connection with the Reckson Merger. We also bought back approximately 1.3 million shares of our common stock at an average price of approximately $114.86 per share pursuant to our stock repurchase program.

We increased the capacity under our 2005 unsecured revolving credit facility by $1.0 billion to $1.5 billion. We also closed on a $500.0 million bridge loan, a $276.7 million term loan and issued $750.0 million, 3% unsecured exchangeable senior notes.

We also closed on mortgage financings at sixteen properties totaling approximately $2.8 billion.

In addition to the above, we assumed approximately $1.3 billion of unsecured notes, and $603.3 million of mortgage debt in connection with the Reckson Merger and other unrelated acquisitions.

Item 1A.  Risk Factors

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends to stockholders.

Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders.  We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2012, leases will expire on approximately 38.1% and 27.4% of the rentable square feet at our consolidated properties and unconsolidated joint venture properties, respectively. As of December 31, 2007, approximately 7.2 million and 3.4 million square feet are scheduled to expire by December 31, 2012 at our consolidated properties and unconsolidated joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $284.3 million and $147.1 million, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interest in 6 of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue and 1185 Avenue of the Americas. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 30 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at December 31, 2007 totaled approximately $201.4 million, or 19.9%, of our share of total portfolio annualized revenue associated with these properties.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of December 31, 2007 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.5% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, N.A., Viacom International Inc. and Credit Suisse Securities (USA) LLC who accounted for approximately 9.6%, 4.9% and 5.9% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 2.3% of that total. Our business would be adversely affected if any of these tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

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

We intend to acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

•                  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including publicly traded REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors;

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

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•                  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•                  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

We rely on seven large properties for a significant portion of our revenue.

As of December 31, 2007, seven of our properties, 420 Lexington Avenue, One Madison Avenue, 485 Lexington Avenue, 1185 Avenue of the Americas, 1221 Avenue of the Americas, 1515 Broadway and 388 and 390 Greenwich Street, accounted for approximately 38% of our portfolio annualized rent, including our share of joint venture annualized rent, and no single property accounted for more than approximately 6% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue or 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits of $200.0 million per location.  We now maintain two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties.  This policy expires on December 31, 2008.  The liability policies expire on October 31, 2008.  The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to, among other things, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of  “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

The total principal amount of our outstanding consolidated indebtedness was approximately $5.7 billion as of December 31, 2007, consisting of $708.5 million under our 2005 unsecured revolving credit facility, $276.7 million under our secured term loan, $1.8 billion under our unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $2.8 billion of non-recourse mortgage loans on eighteen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $751.2 million available for draw as of December 31, 2007. Our 2005 unsecured revolving credit facility matures in June 2011. Our secured term loan matures in December

2017. As of December 31, 2007, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $3.5 billion, of which our proportionate share was approximately $1.6 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, 2005 unsecured revolving credit facility, term loan, unsecured notes, debentures and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under our 2005 unsecured revolving credit facility and our secured term loan, all amounts due and owing at such time shall accrue interest at a rate equal to 4% and 5%, respectively, higher than the rate at which each such loan was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make scheduled payments under our secured term loan, and our 2005 unsecured revolving credit facility, would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2008, approximately $304.3 million and $92.1 million of debt on our consolidated properties and our unconsolidated joint venture properties, respectively, will mature. At the present time we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2005 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. Our 2005 unsecured revolving credit facility and secured term loan and unsecured bonds also require us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. Restrictions on our ability to conduct business could adversely affect our results of operations and our ability to make distributions to stockholders.

Rising interest rates could adversely affect our cash flow.

Advances under our 2005 unsecured revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These variable rate borrowings totaled approximately $1.0 billion at December 31, 2007. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2005 unsecured revolving credit facility, which had $751.2 million available for draw as of December 31, 2007. Borrowings under our 2005 unsecured revolving credit facility bear interest at a spread equal to the 30-day LIBOR, plus 80 basis points. As of December 31, 2007, borrowings under our 2005 unsecured revolving credit facility, secured term loan and junior subordinated deferrable interest debentures totaled $708.5 million, $276.7 million and $100.0 million, respectively, and bore interest at 5.73%, 5.19%, and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2007, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $9.2 million and would increase our share of joint venture annual interest costs by approximately $6.9 million.

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

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2007, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of $1.6 billion, was approximately 55.1%. However, our policy is to incur debt only if upon a conversion our consolidated debt to market capitalization ratio would be 60.0% or less. Our board of directors can alter or eliminate this policy and may do so if our board of directors determines that this action is in the best interests of our business. If this policy is changed and we become more highly leveraged, an increase in debt service could adversely affect cash available for distribution to stockholders and could increase the risk of default on our indebtedness. In addition, any change that increases our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.

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

We owned mezzanine loans, junior participations and preferred equity interests in 33 properties with an aggregate book value of approximately $805.2 million at December 31, 2007. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.  In addition, under the origination agreement with Gramercy, we are precluded from making certain types of structured finance investments.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2007, our unconsolidated joint ventures owned 15 properties and we had an aggregate cost basis in the joint ventures totaling approximately $1.4 billion. As of December 31, 2007, our share of joint venture debt totaled approximately $1.6 billion.

Our joint venture agreements contain terms in favor of our partners that may have an adverse effect on the value of our investments in the joint ventures.

Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which may have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

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

A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of the stock. However provisions contained in our articles of incorporation and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

•                  staggered board of directors;

•                  ownership limitations;

•                  the board of director's ability to issue additional common stock and preferred stock without stockholder approval; and

•                  stockholder rights plan.

Our board of directors is staggered into three separate classes.

The board of directors of our company is divided into three classes. The terms of the class I, class II and class III directors expire in 2010, 2008 and 2009, respectively. Our staggered board may deter changes in control because of the increased time period necessary for a third party to acquire control of the board.

We have a stock ownership limit.

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one family member to another family member. In part, to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, our articles of incorporation prohibit ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.

The board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.

Absent any exemption or waiver, stock acquired or held in excess of the limit on ownership will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the stockholder's rights to distributions and to vote would terminate. The stockholder would be entitled to receive, from the proceeds of any subsequent sale of the shares transferred to the charitable trust, the lesser of: the price paid for the stock or, if the owner did not pay for the stock, the market price of the stock on the date of the event causing the stock to be transferred to the charitable trust; and the amount realized from the sale.

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

Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, stock exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•                  any person who beneficially owns 10% or more of the voting power of the corporation's outstanding shares; or

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

In addition, Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation, under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.

We have opted out of these provisions of the Maryland General Corporation Law, or the MGCL, with respect to business combinations and control share acquisitions by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend our bylaws and elect to opt in to the MGCL's control share provisions.

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

Future issuances of common stock and preferred stock could dilute existing stockholders' interests.

Our articles of incorporation authorize our board of directors to issue additional shares of common stock and preferred stock without stockholder approval. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control.

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

The market value of our common stock is based primarily upon the market's perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock. If our future earnings or cash dividends are less than expected, it is likely that the market price of our common stock will diminish.

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

We have agreed to restrictions relating to future transactions involving 673 First Avenue. During the period of time that these restrictions apply, our ability to manage or use this property in a manner that is in our overall best interests may be impaired. In particular, these restrictions could preclude us from participating in major transactions otherwise favorable to us if a disposition of this restricted asset is required. These restrictions may also inhibit a change in control of our company even though a disposition or change in control might be in the best interests of the stockholders.

Specifically, we have agreed not to sell our interest in this property until August 20, 2009 without the approval of unitholders holding at least 75% of the units issued in consideration for this property. The current gross carrying value of the commercial real estate of this property totaled approximately $45.5 million at December 31, 2007. We have also agreed not to reduce the mortgage indebtedness (approximately $33.1 million at December 31, 2007), other than pursuant to scheduled amortization, on 673 First Avenue until one year prior to its maturity date without the same consent. In addition, we are obligated to use commercially reasonable efforts to refinance this mortgage prior to its maturity date in an amount not less than the principal amount outstanding on the maturity date. With respect to 673 First Avenue, Mr. Green controls at least 75% of the units whose approval is necessary. Finally, during this period, we may not incur debt secured by this property if the amount of our new debt would exceed the greater of 75% of the value of the property securing the debt or the amount of existing debt being refinanced plus associated costs. The maturity date for the mortgage loan for 673 First Avenue is February 11, 2013.

In addition, on May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners' tax positions before December 31, 2011. We also acquired the property located at 220 East 42nd Street, New York, New York, on February 13, 2003.  We have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years, after the acquisition. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years after the acquisition.

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

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. Our company and our tenants accounted for approximately 30% of Alliance’s 2007 total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.

Stephen Green, Marc Holliday, Gregory F. Hughes, Andrew Levine and Andrew Mathias entered into employment and noncompetition agreements with us pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

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

Because of distribution requirements imposed on us to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, and REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.

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

We are dependent on the efforts of Stephen L. Green, the chairman of our board of directors and an executive officer, Marc Holliday, our chief executive officer, Andrew Mathias, our president and chief investment officer and Gregory F. Hughes, our chief operating officer and chief financial officer. A loss of the services of any of these individuals could adversely affect our operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, are creating uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Forward-Looking Statements May Prove Inaccurate

See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-looking Information” for additional disclosure regarding forward-looking statements.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As of December 31, 2007, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.  PROPERTIES

The Portfolio

General

As of December 31, 2007, we owned or held interests in 23 consolidated and nine unconsolidated commercial office properties encompassing approximately 14.6 million rentable square feet and 10.0 million rentable square feet, respectively, located primarily in midtown Manhattan.  Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space.  As of December 31, 2007, our portfolio also included ownership interests in 30 consolidated and six unconsolidated commercial office properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, or the Suburban assets, encompassing approximately 4.9 million rentable square feet and 2.9 million rentable square feet, respectively.  As of December 31, 2007, our portfolio also included eight consolidated and unconsolidated retail properties encompassing approximately 354,000 square feet, one development property encompassing approximately 85,000 square feet and two land interests.

The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2007:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($’s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
“Same Store”
19 West 44th Street	1916	Midtown	292,000	1	100.0	12,588,240	1	63	43.14	40.61
220 East 42nd Street	1929	Grand Central	1,135,000	5	99.4	45,253,452	5	34	40.94	38.69
28 West 44th Street	1919/2003	Midtown	359,000	1	96.9	14,000,856	2	69	42.08	38.18
317 Madison Avenue	1920/2004	Grand Central	450,000	2	89.6	19,157,436	2	87	44.42	36.82
420 Lexington Ave (Graybar) (5)	1927/1999	Grand Central North	1,188,000	5	93.3	55,360,824	6	228	43.10	37.30
440 Ninth Avenue	1927/1989	Penn Station	339,000	1	99.4	11,345,964	1	11	29.51	23.14
461 Fifth Avenue (6)	1988	Midtown	200,000	1	98.8	13,216,224	2	19	65.85	62.70
555 West 57th Street (7)	1971	Midtown West	941,000	4	99.6	29,162,808	3	15	29.64	28.32
625 Madison Avenue	1956/2002	Plaza District	563,000	2	97.6	39,571,260	5	31	70.23	67.52
673 First Avenue (7)	1928/1990	Grand Central South	422,000	2	99.8	14,881,740	2	11	33.40	31.77
711 Third Avenue (7) (8)	1955	Grand Central North	524,000	2	94.3	22,750,776	3	18	43.59	39.48
750 Third Avenue	1958/2006	Grand Central North	780,000	3	98.4	35,166,324	4	22	45.57	44.15
Subtotal / Weighted Average			7,193,000	29	97.1	$312,455,904	35	608

Adjustments
485 Lexington Avenue	1956/2006	Grand Central North	921,000	4	98.8	46,503,516	5	18	52.14	43.06
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	99.5	12,984,012	1	19	82.35	80.95
1372 Broadway	1926/1998	Garment	508,000	2	99.8	21,182,004	0	22	39.77	39.46
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	5	99.8	61,481,244	8	3	52.37	52.25
331 Madison Avenue	1923	Grand Central	114,900	0	100.0	4,812,996	1	19	42.29	41.24
333 West 34th Street	1954/2000	Penn Station	345,400	1	100.0	15,027,372	2	1	44.41	44.41
120 West 45th Street	1998	Midtown	440,000	2	99.0	24,409,848	3	28	55.71	55.66
810 Seventh Avenue	1970	Times Square	692,000	3	96.6	37,142,472	4	40	55.93	49.28
919 Third Avenue	1970	Grand Central North	1,454,000	6	99.9	76,588,284	4	15	52.80	49.84
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	4	90.9	55,613,652	6	23	57.40	56.78
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	91.7	28,796,412	3	39	54.15	53.99
Subtotal / Weighted Average			7,436,200	30	97.5	$384,541,812	38	227

Total / Weighted Average Consolidated Properties (9)			14,629,200	59	97.3	$696,997,716	73	835

UNCONSOLIDATED PROPERTIES “Same Store”
100 Park Avenue - 50%	1950/1980	Grand Central South	834,000	3	74.0	30,228,780	2	31	46.34	41.63
1221 Avenue of the Americas - 45%	1971/1997	Rockefeller Center	2,550,000	10	93.9	138,432,696	7	24	58.80	57.85
1250 Broadway - 55%	1968/2001	Penn Station	670,000	3	98.6	25,180,956	2	33	35.98	32.16
1515 Broadway - 55%	1972	Times Square	1,750,000	7	99.0	84,906,360	6	10	50.25	49.00
Subtotal / Weighted Average			5,804,000	23	93.1	$278,748,792	17	98

Adjustments
388 & 390 Greenwich Street - 50.6%	1986-1990	Downtown	2,635,000	11	100.0	99,225,000	7	1	37.66	37.66
521 Fifth Avenue - 50.1%	1929/2000	Grand Central	460,000	2	96.9	22,497,540	1	47	49.43	48.50
800 Third Avenue - 47.4%	1972/2006	Grand Central North	526,000	2	94.7	28,662,300	1	26	53.37	54.01
1745 Broadway - 32.3%	2003	Midtown	674,000	3	100.0	34,806,264	1	1	54.00	54.00
Subtotal / Weighted Average			4,295,000	17	99.0	$185,191,104	10	75

Total / Weighted Average Unconsolidated Properties (10)			10,099,000	41	95.6	$463,939,896	27	173

Grand Total / Weighted Average			24,728,200	100	96.6	$1,160,937,612		1,008
Grand Total - SLG share of Annualized Rent						$879,291,506	100
Same Store Occupancy % - Combined			12,997,000	53	95.3

Suburban Properties
CONSOLIDATED PROPERTIES
Adjustments
1100 King Street - 1 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,317,500	1	1	25.75	25.75
1100 King Street - 2 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	76.3	772,500	1	1	25.75	25.75
1100 King Street - 3 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	96.0	2,194,860	2	6	25.39	25.34
1100 King Street - 4 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	98.4	2,637,480	2	8	31.23	31.13
1100 King Street - 5 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	97.1	1,989,912	2	8	26.21	25.69
1100 King Street - 6 International Drive	1983-1986	Rye Brook, Westchester	90,000	1	100.0	2,640,780	2	5	27.72	27.72
100 White Plains Road	1984	Tarrytown, Westchester	6,000	0	100.0	92,568	0	1	15.43	14.36
120 White Plains Road	1984	Tarrytown, Westchester	205,000	3	97.6	5,823,984	2	15	29.20	29.28
520 White Plains Road	1979	Tarrytown, Westchester	180,000	2	85.3	3,716,604	3	8	25.06	24.39
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	2	65.2	3,058,716	2	14	24.81	24.13
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	3	87.4	6,295,908	5	8	28.89	28.87
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	3	95.7	6,689,172	5	9	29.41	29.36
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	3	77.1	4,129,824	3	1	23.50	24.39
140 Grand Street	1991	White Plains, Westchester	130,100	2	80.0	3,485,328	2	7	37.48	37.03
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	5	100.0	12,287,280	9	15	32.08	31.77
399 Knollwood Road	1986	White Plains, Westchester	145,000	2	98.9	3,347,004	3	45	25.59	25.37
Westchester, NY Subtotal			2,491,100	32	90.2	61,479,420	44	152

1 Landmark Square	1973/1984	Stamford, Connecticut	312,000	4	86.5	7,812,672	6	52	32.09	31.38
2 Landmark Square	1973/1984	Stamford, Connecticut	46,000	1	73.7	846,012	1	10	27.30	25.02
3 Landmark Square	1973/1984	Stamford, Connecticut	130,000	2	93.1	3,122,316	2	13	26.15	26.15
4 Landmark Square	1973/1984	Stamford, Connecticut	105,000	1	79.3	2,155,644	2	13	28.56	27.35
5 Landmark Square	1973/1984	Stamford, Connecticut	61,000	1	100.0	775,416	1	14	12.87	12.87
6 Landmark Square	1973/1984	Stamford, Connecticut	172,000	2	78.3	2,861,028	2	5	22.37	22.06
7 Landmark Square	2007	Stamford, Connecticut	36,800	0	10.8	271,032	0	1	68.10	68.10
300 Main Street	2002	Stamford, Connecticut	130,000	2	95.3	1,942,620	1	21	15.93	15.75
680 Washington Boulevard	1989	Stamford, Connecticut	133,000	2	94.7	4,522,764	2	5	36.05	37.01
750 Washington Boulevard	1989	Stamford, Connecticut	192,000	2	98.5	6,144,240	2	8	34.04	33.71
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	2	95.6	3,691,152	3	20	28.36	28.04
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	2	89.5	5,350,332	4	22	32.20	31.97
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	2	94.4	3,451,620	3	11	34.42	34.24
Connecticut Subtotal			1,764,700	22	88.5	42,946,848	28	195

55 Corporate Drive, NJ	1987/1999	Bridgewater, New Jersey	670,000	9	100.0	21,812,018	8	1	32.56	28.64

Total / Weighted Average Consolidated Properties (11)			4,925,800	63	90.9	$126,238,286	80	348

UNCONSOLIDATED PROPERTIES
Adjustments
The Meadows - 25%	1981	Rutherford, New Jersey	582,100	7	81.3	12,460,056	2	58	26.55	25.61
16 Court Street - 35%	1928	Brooklyn, New York	317,600	4	80.8	8,045,832	2	64	35.83	35.83
Jericho Plaza - 20.26%	1980	Jericho, New York	640,000	8	98.4	21,062,052	4	39	33.36	33.22
One Court Square - 30%	1987	Long Island City, New York	1,402,000	18	100.0	50,803,956	12	1	36.25	36.25

Total / Weighted Average Unconsolidated Properties (12)			2,941,700	37	93.9	$92,371,896	20	162

Grand Total / Weighted Average			7,867,500	100	92.0	$218,610,182		510
Grand Total - SLG share of Annualized Rent						$132,645,748	100

RETAIL, DEVELOPMENT & LAND	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($’s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot (3)	Annualized Net Effective Rent Per Leased Square Foot (4)
141 Fifth Avenue - 50%	1879	Flat Iron	21,500	5	100.0	2,095,056	2	4	97.44	94.94
150 Grand Street	1962/2001	White Plains	85,000	19	10.6	185,544	0	3	—	—
1551-1555 Broadway - 50%	1890	Times Square	25,600	6	100.0	N/A	N/A	N/A	—	—
1604 Broadway - 63%	1912/2001	Times Square	29,876	7	100.0	4,364,292	5	3	146.08	141.63
180 Broadway - 50%	1902	Cast Iron/Soho	24,307	6	81.1	616,728	1	11	31.29	31.29
21-25 West 34th Street - 50%	1920/1930	Herald Square/Penn Station	30,100	7	100.0	5,906,692	5	1	196.24	185.16
27-29 West 34th Street - 50%	1904	Herald Square/Penn Station	41,000	9	100.0	N/A	N/A	N/A	—	—
379 West Broadway - 45%	1853/1987	Cast Iron/Soho	62,006	14	100.0	2,971,932	2	6	47.93	47.07
717 Fifth Avenue - 92%	1958/2000	Midtown/Plaza District	119,550	27	87.6	17,715,948	30	8	169.17	165.99
2 Herald Square - 55%	—	Herald Square/Penn Station	N/A	N/A	N/A	9,000,000	9	1	—	—
885 Third Avenue - 55%	—	Midtown/Plaza District	N/A	N/A	N/A	11,095,000	11	1	—	—

Total / Weighted Average Retail/Development Properties			438,939	100	N/A	$53,951,192	65	38

(1)

Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008 are approximately $6.7 million for our consolidated properties and $1.9 million for our unconsolidated properties.

(2)	Includes our share of unconsolidated joint venture annualized rent calculated on a consistent basis.

(3)	Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)

Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease divided by the number of months in the lease multiplied by 12, and, in the case of both (a) and (b), minus tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(5)	We hold an operating sublease interest in the land and improvements.

(6)	We hold a leasehold interest in this property.

(7)	Includes a parking garage.

(8)	We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(9)	Includes approximately 13.3 million square feet of rentable office space, 1.0 million square feet of rentable retail space and 0.3 million square feet of garage space.

(10)	Includes approximately 9.4 million square feet of rentable office space, 0.6 million square feet of rentable retail space and 0.1 million square feet of garage space.

(11)	Includes approximately 4.6 million square feet of rentable office space and 0.3 million square feet of rentable retail space.

(12)	Includes approximately 2.9 million square feet of rentable office space.

Historical Occupancy.  We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Portfolio Leased (1)	Occupancy Rate of Class A Office Properties In The Midtown Markets (2) (3)	Occupancy Rate of Class B Office Properties in the Midtown Markets (2) (3)
December 31, 2007	96.6%	94.1%	93.5%
December 31, 2006	97.0%	95.7%	93.7%
December 31, 2005	96.7%	94.4%	92.5%
December 31, 2004	96.0%	93.0%	91.0%
December 31, 2003	96.0%	92.0%	90.0%

(1)          Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties owned by us as of that date.

(2)          Includes vacant space available for direct lease and sublease.  Source: Cushman & Wakefield.

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

Lease Expirations

Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically extend for a term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets.  For the five years ending December 31, 2012, the average annual rollover at our Manhattan consolidated and unconsolidated properties is approximately 1.0 million square feet and 0.5 million square feet, respectively, representing an average annual expiration rate of 6.6% and 5.1% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2007 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2008 (3)	124	617,275	4.23%	$29,716,668	$48.14
2009	103	1,164,489	7.99%	54,150,624	46.50
2010	125	977,648	6.70%	43,764,600	44.77
2011	104	833,645	5.72%	41,135,208	49.34
2012	116	1,239,632	8.50%	48,255,648	38.93
2013	62	1,155,460	7.92%	51,513,156	44.58
2014	34	602,120	4.13%	25,660,236	42.62
2015	43	676,076	4.64%	33,328,572	49.30
2016	44	1,124,414	7.71%	56,073,792	49.87
2017 & thereafter	129	6,190,416	42.45%	313,399,212	50.63
Total/weighted average	884	14,581,175	100.00%	$696,997,716	$47.80

(1)                 Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008, are approximately $5.2 million for the properties.

(2)                 Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)                 Includes 51,098 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

Manhattan Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2008 (3)	27		500,317	5.18	$21,627,876	$43.23
2009	20		195,718	2.02	7,861,956	40.17
2010	26		1,454,721	15.05	74,170,200	50.99
2011	15		183,098	1.89	7,941,588	43.37
2012	18		150,165	1.55	7,349,712	48.94
2013	16		1,101,412	11.39	58,612,044	53.22
2014	17		204,579	2.12	15,199,668	74.30
2015	18		353,885	3.66	15,349,932	43.38
2016	8		224,212	2.32	15,869,100	70.78
2017 & thereafter	29		2,664,710	27.56	140,732,820	52.81
Sub-Total/weighted average	194		7,032,817	72.75	364,714,896	$51.86
	2	(4)	2,634,670	27.25	99,225,000
Total	196		9,667,487	100.00	$463,939,896

(1)          Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12.  This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date.  Total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008 are approximately $1.5 million for the joint venture properties.

(2)          Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)          Includes 72,596 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

(4)          Represents Citigroup’s 13-year net lease at 388-390 Greenwich Street.  The current net rent is $37.66 per square foot with annual CPI escalation.

Leases in our Suburban portfolio, as at many other suburban office properties, typically extend for a term of five to ten years.  For the five years ending December 31, 2012, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.5 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 10.9% and 6.7% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2007 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2008 (3)	67	288,124	6.67%	$7,118,172	$24.71
2009	53	295,635	6.84%	8,986,008	30.40
2010	58	592,875	13.71%	17,525,820	29.56
2011	61	781,529	18.08%	22,177,320	28.38
2012	42	407,210	9.42%	11,422,620	28.05
2013	13	346,734	8.02%	10,866,996	31.34
2014	15	222,015	5.14%	6,280,764	28.29
2015	14	228,006	5.27%	6,772,476	29.70
2016	14	286,582	6.63%	7,495,632	26.16
2017 & thereafter	21	874,171	20.22%	27,592,478	31.56
Total/weighted average	358	4,322,881	100.00%	$126,238,286	$29.20

(1)

Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008, are approximately $1.8 million for the properties.

(2)	Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 75,355 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

Suburban Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases (1)	Annualized Rent Per Leased Square Foot of Expiring Leases (2)

2008 (3)	33	270,244	9.91	$7,553,352	$27.95
2009	20	121,495	4.46	3,950,256	32.51
2010	25	159,815	5.86	4,769,088	29.84
2011	23	137,978	5.06	4,071,552	29.51
2012	19	227,937	8.36	7,825,032	34.33
2013	5	15,170	0.56	483,276	31.86
2014	12	199,877	7.33	6,764,784	33.84
2015	8	40,037	1.47	1,251,384	31.26
2016	5	64,112	2.35	2,005,884	31.29
2017 & thereafter	15	1,490,139	54.65	53,697,288	36.04
Total/weighted average	165	2,726,784	100.00	$92,371,896	$33.88

(1)

Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2007 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. There are no rent abatements for leases in effect as of December 31, 2007 for the 12 months ending December 31, 2008 for the joint venture properties.

(2)	Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)	Includes 30,021 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2007.

Tenant Diversification

At December 31, 2007, our portfolio was leased to approximately 1,518 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit.  The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2007:

Tenant (1)	Properties	Remaining Lease Term in Months (2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)

Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 333 West 34th Street, 750 Washington Blvd & Court Square	156	4,812,716	13.4%	9.6%
Viacom International Inc.	1515 Broadway	149	1,410,339	5.3%	4.9%
Credit Suisse Securities (USA), LLC	1 Madison Avenue	156	1,138,143	4.3%	5.9%
Sanofi-Aventis	55 Corporate Drive, NJ	184	670,000	1.6%	1.1%
Morgan Stanley & Co., Inc.	1221 Avenue of the Americas, 2 Jericho Plaza & 4 Landmark Square	132	645,855	3.1%	1.9%
Random House, Inc.	1745 Broadway	126	644,598	2.5%	1.1%
Debevoise & Plimpton, LLP	919 Third Avenue	168	586,528	2.5%	1.7%
Omnicom Group	220 East 42nd Street, 420 Lexington Avenue & 485 Lexington Avenue	112	576,716	1.6%	2.2%
Societe Generale	1221 Avenue of the Americas	69	486,663	1.9%	1.2%
The McGraw Hill Companies	1221 Avenue of the Americas	147	420,329	1.6%	1.0%
Advance Magazine Group	750 Third Avenue & 485 Lexington Avenue	158	342,720	0.9%	1.3%
Verizon	120 West 45th Street, 1100 King Street Bldgs 1&2, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	48	315,236	0.6%	0.8%
Visiting Nurse Services of New York	1250 Broadway	132	296,247	0.7%	0.6%
C.B.S. Broadcasting, Inc.	555 West 57th Street	117	286,037	0.7%	1.0%
Schulte, Roth & Zabel LLP	919 Third Avenue	162	279,746	1.1%	0.7%
Polo Ralph Lauren Corporation	625 Madison Avenue	144	269,269	1.0%	1.4%
New York Presbyterian Hospital	555 West 57th Street & 673 First Avenue	164	262,448	0.6%	0.8%
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	104	250,857	0.9%	1.1%
The City University of NY-CUNY	555 West 57th Street & 28 West 44th Street	85	229,044	0.6%	0.8%
BMW of Manhattan	555 West 57th Street	55	227,782	0.3%	0.5%
Vivendi Universal US Holdings	800 Third Avenue	26	226,105	0.8%	0.5%
Fuji Color Processing Inc.	120 White Plains Road & 200 Summit Lake Drive	63	186,484	0.4%	0.5%
D.E. Shaw and Company L.P.	120 West 45th Street	111	183,126	0.8%	1.1%
Amerada Hess Corp.	1185 Avenue of the Americas	240	181,782	0.7%	1.0%
Teachers Insurance & Annuity Society	750 Third Avenue	18	177,174	0.6%	0.8%
J&W Seligman & Co., Incorporated	100 Park Avenue	13	162,050	0.5%	0.3%
King & Spalding	1185 Avenue of the Americas	214	159,858	0.6%	0.8%
Sonnenschein, Nath & Rosenthal	1221 Avenue of the Americas	121	147,997	0.6%	0.3%
National Hockey League	1185 Avenue of the Americas	179	146,241	0.8%	1.1%
Banque National De Paris	919 Third Avenue	103	145,834	0.6%	0.8%
Total Weighted Average (3)			15,867,924	51.6%	46.9%

(1)   This list is not intended to be representative of our tenants as a whole.

(2)   Lease term from December 31, 2007 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.                LEGAL PROCEEDINGS

As of December 31, 2007, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, the company announced that it and Reckson Associates Realty Corp. had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the SL Green/Reckson merger.  The settlement, which remains subject to documentation and judicial review and approval, provides (1) for certain contingent profit sharing participations for Reckson stockholders relating to specified assets, (2) for potential payments to Reckson stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol “SLG.” On February 15, 2008, the reported closing sale price per share of common stock on the NYSE was $87.88 and there were approximately 427 holders of record of our common stock.  The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2007			2006
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$156.10	$131.81	$0.70	$103.09	$77.70	$0.60
June 30	$143.47	$122.78	$0.70	$109.47	$95.31	$0.60
September 30	$133.35	$101.61	$0.70	$115.90	$107.17	$0.60
December 31	$123.28	$89.43	$0.7875	$139.50	$112.37	$0.70

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

UNITS

At December 31, 2007, there were 2,340,359 units of limited partnership interest of the operating partnership outstanding.  These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

In March 2007 our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock.  This plan will expire on December 31, 2008.  As of January 31, 2008, we purchased and settled approximately $188.1 million, or 1,751,000 shares of our common stock, at an average price of $107.45 per share.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

During the years ended December 31, 2007, 2006 and 2005, we issued 343,412, 223,361 and 104,031 shares of common stock, respectively, to holders of units of limited partnership in the operating partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership.  The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering.  The units were converted into an equal number of shares of common stock.

We issued 435,583, 102,826 and 251,293 shares of our common stock in 2007, 2006 and 2005, respectively, for deferred stock-based compensation in connection with employment contracts and other compensation-related grants.

See Notes 14 and 16 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,773,052	$88.26	5,156,596	(3)
Equity compensation plans not approved by security holders (2)	1,333	$18.44	0
Total	1,774,385	$88.21	5,156,596

(1)	Includes information related to our 2005 Amended and Restated Stock Option and Incentive Plan and Amended 1997 Stock Option and Incentive Plan, as amended.

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

(3)	Balance is after reserving for shares to be issued under our 2005 Long-Term Outperformance Compensation Program.

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

We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2007.

	Year Ended December 31,
Operating Data	2007	2006	2005	2004	2003
(In thousands, except per share data)
Total revenue	$1,054,523	493,827	$368,684	$276,482	$219,543
Operating expenses	215,030	107,128	81,877	63,958	54,217
Real estate taxes	126,519	66,613	49,443	37,396	30,402
Ground rent	32,389	20,150	19,250	15,617	12,889
Interest	265,073	90,875	71,752	55,899	39,916
Amortization of deferred finance costs	16,655	4,425	4,461	3,275	3,844
Depreciation and amortization	181,647	65,235	48,898	36,763	29,279
Marketing, general and administration	105,044	65,741	44,215	30,279	17,131
Total expenses	942,357	420,167	319,896	243,187	187,678
Income from continuing operations before items	112,166	73,660	48,788	33,295	31,865
Equity in net (loss) income from affiliates	—	—	—	—	(196)
Equity in net income of unconsolidated joint ventures	46,765	40,780	49,349	44,037	14,871
Income from continuing operations before minority interest and gain on sales	158,931	114,440	98,137	77,332	46,540
Minority interests	(23,931)	(10,270)	(5,832)	(4,612)	(2,716)
Income before gains on sale	135,000	104,170	92,305	72,720	43,824
Gain on sale of properties/partial interests	31,509	3,451	11,550	22,012	3,087
Income from continuing operations	166,509	107,621	103,855	94,732	46,911
Discontinued operations (net of minority interest)	493,901	113,098	53,564	114,698	51,248
Net income	660,410	220,719	157,419	209,430	98,159
Preferred dividends and accretion	(19,875)	(19,875)	(19,875)	(16,258)	(7,712)
Income available to common stockholders	$640,535	$200,844	$137,544	$193,172	$90,447
Net income per common share – Basic	$10.90	$4.50	$3.29	$4.93	$2.80
Net income per common share – Diluted	$10.78	$4.38	$3.20	$4.75	$2.66
Cash dividends declared per common share	$2.89	$2.50	$2.22	$2.04	$1.895
Basic weighted average common shares outstanding	58,742	44,593	41,793	39,171	32,265
Diluted weighted average common shares and common share equivalents outstanding	61,885	48,495	45,504	43,078	38,970

ITEM 6.                SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data	2007	2006	2005	2004	2003
			(In thousands)
Commercial real estate, before accumulated depreciation	$8,622,496	$3,055,159	$2,222,922	$1,756,104	$1,346,431
Total assets	11,430,078	4,632,227	3,309,777	2,751,881	2,261,841
Mortgage notes payable, revolving credit facilities, term loans, unsecured notes and trust preferred securities	5,623,082	1,815,379	1,542,252	1,150,376	1,119,449
Minority interests	714,407	127,893	99,061	75,064	54,791
Stockholders’ equity	3,826,875	2,394,883	1,459,441	1,347,880	950,782

	Year Ended December 31,
Other Data	2007	2006	2005	2004	2003
			(In thousands)
Funds from operations available to common stockholders (1)	$357,957	$223,634	$189,513	$162,377	$128,780
Funds from operations available to all stockholders (1)	357,957	223,634	189,513	162,377	135,473
Net cash provided by operating activities	406,705	225,644	138,398	164,458	96,121
Net cash used in investment activities	(2,334,337)	(786,912)	(465,674)	(269,045)	(509,240)
Net cash provided by financing activities	1,856,418	654,342	315,585	101,836	393,645

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

In or around February 2007, the residential housing market began to experience problems due in large part to the dislocation of the residential financing markets. The credit rating agencies began to take a more conservative view on all property-level underwriting, which led to, among other things, a more difficult environment for lenders to sell all or a portion of their interests in loans that they had closed.  Underwriting standards were tightened by the lenders resulting in less liquidity being available to finance investments. The turmoil in the credit market, which persists to this day, arose in part from this new paradigm.  Despite all this, demand for real estate in New York City remains strong with trophy properties continuing to trade in excess of $1,000.00 per square foot.

New York City sales activity in 2007 surpassed 2006 by approximately $13.1 billion, as total volume reached approximately $47.8 billion. In 2007, 16 transactions were consummated at prices in excess of $1,000.00 per square foot, including three deals that closed in the fourth quarter of 2007.

Leasing activity for Manhattan, a borough of New York City, totaled approximately 23.6 million square feet compared to approximately 27.1 million square feet in 2006. Of the total 2007 leasing activity in Manhattan, the Midtown submarket accounted for approximately 15.7 million square feet, or 66.5%. As a result, Midtown’s overall vacancy decreased from 6.4% in 2006 to 5.8% in 2007.

Overall asking rents for direct space in Midtown increased from $53.08 at year-end 2006 to $77.57 at year-end 2007, an increase greater than 46%. This increase in leasing activity was led by financial services firms, law firms and media/communications companies. Management believes that rental rates will remain flat or decrease modestly during 2008, although we have not yet seen the impact of that in leases that we have executed in 2008. The overall vacancy rate in Manhattan remains low.

During 2007, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there are only 3.6 million square feet under construction in Midtown as of year-end, 59% of which is already pre-leased.

We saw significant fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2007 at 4.60%, a 72 basis point decrease from the end of 2006. Ten-year US Treasuries ended 2007 at 4.03%, a 67 basis point decrease from the end of 2006.

Our investment activity in 2007 was highlighted by two major events.  First, on January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. Pursuant to the terms of the Merger Agreement, each of the issued and outstanding shares of common stock of Reckson were converted into the right to receive (i) $31.68 in cash, (ii) 0.10387 of a share of the common stock, par value $0.01 per share, of SL Green and (iii) a prorated dividend in an amount equal to approximately $0.0977 in cash. We also assumed an aggregate of approximately $226.3 million of Reckson mortgage debt, approximately $287.5 million of Reckson convertible public debt and approximately $967.8 million of Reckson public unsecured notes.  On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture comprised of the buyer and an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle,

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New York.

Second, in December 2007, we, along with our joint venture partner, acquired 388 and 390 Greenwich Street from Citigroup for approximately $1.6 billion.

Additional highlights for 2007 included:

•	Acquired 16 properties valued at approximately $2.9 billion, encompassing 4.5 million square feet;
•	Sold eight properties for an aggregate gross sales price of approximately $1.8 billion generating gains to us of approximately $513.3 million;
•	Invested approximately $31.6 million in Gramercy Capital Corp. (NYSE:GKK), or Gramercy, a specialty finance company;
•	Originated approximately $360.2 million of new structured finance investments, net of redemptions;
•	Closed on approximately $5.9 billion of mortgage and corporate financings, excluding approximately $1.9 billion assumed as part of the Reckson Merger and other unrelated acquisitions, and
•

Signed 296 office leases totaling 2.1 million square feet during 2007 while increasing the cash rents paid by new tenants on previously occupied space by 44.0% and 9.8% over the most recent cash rent paid by the previous tenants for the same space for the Manhattan and Suburban properties, respectively.

As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	23	14,629,200	97.3%
	Unconsolidated properties	9	10,099,000	95.6%

Suburban	Consolidated properties	30	4,925,800	90.9%
	Unconsolidated properties	6	2,941,700	93.9%
		68	32,595,700

(1)	The weighted average occupancy represents the total leased square feet divided by total available square feet.

We also own investments in retail properties (eight) encompassing approximately 354,000 square feet, development property (one) encompassing approximately 85,000 square feet and land interests (two).  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of December 31, 2007, we also owned approximately 22% of the outstanding common stock of Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Item 1 Financial Statements, Note 6.

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

fair value of the asset.  We do not believe that the value of any of our rental properties, development property or structured finance investments was impaired at December 31, 2007 and 2006.

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

In accordance with SFAS 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the associated lease, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support.  None of the joint venture debt is recourse to us.

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by loan.  When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2007 or 2006.

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

Results of Operations

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

The following comparison for the year ended December 31, 2007, or 2007, to the year ended December 31, 2006, or 2006, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2006 and at December 31, 2007 and total 12 of our 53 consolidated properties, representing approximately 31.0% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34Pth(P) Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$696.9	$317.8	$379.1	119.3%
Escalation and reimbursement revenue	114.5	58.0	56.5	97.4
Total	$811.4	$375.8	$435.6	115.9%

Same-Store Properties	$342.6	$322.1	$20.5	6.4%
Acquisitions	451.7	38.1	413.6	1,085.6
Other	17.1	15.6	1.5	9.6
Total	$811.4	$375.8	$435.6	115.9%

Occupancy in the Same-Store Properties decreased from 97.3% at December 31, 2006 to 97.1% at December 31, 2007.  This was offset by increases in rental rates on new leases signed in 2007.

At December 31, 2007, we estimated that the current market rents at our consolidated Manhattan properties and consolidated Suburban properties were approximately 37.4% and 19.1% higher, respectively, than then existing in-place fully escalated rents.  We believe that rental rates will moderate during 2008.  Approximately 4.8% of the space leased at our consolidated properties expires during 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in the Acquisitions is primarily due to owning these properties for a period during 2007 compared to a partial period or not being included in 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.9 million) and the Acquisitions ($53.6 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($1.7 million), and operating expense escalations ($2.4 million) which were partially offset by a reduction in recoveries from real estate tax escalations ($1.2 million).

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$46.8	$40.8	$6.0	14.7%
Investment and preferred equity income	91.8	62.0	29.8	48.1
Other income	151.3	56.1	95.2	169.7
Total	$289.9	$158.9	$131.0	82.4%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from Gramercy ($6.1 million), 2 Herald Square ($4.1 million), 885 Third Avenue ($3.5 million), One Court Square ($1.3 million) and 800 Third Avenue ($2.3 million).  This was partially offset by lower net income contributions from our investments in 521 Fifth Avenue which was under redevelopment ($1.4 million), 485 Lexington Avenue which is wholly-owned since December 2006 ($1.0 million), 1745 Broadway ($2.7 million), 100 Park Avenue which is under redevelopment ($2.3 million), 1221 Avenue of the Americas due to planned vacancy ($1.6 million) and the Mack-Green joint venture ($2.1 million).  Occupancy at our joint venture same-store properties decreased from 96.1% in 2006 to 93.1% in 2007 primarily due to the redevelopment at 100 Park Avenue and the planned vacancy at 1221 Avenue of the Americas.  At December 31, 2007, we estimated that current market rents at our Manhattan and Suburban unconsolidated joint venture properties were approximately 47.5% and 11.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 6.2% of the space leased at our unconsolidated joint venture properties expires during 2008.

The increase in investment and preferred equity income was primarily due to higher outstanding balances during the current period.  The weighted average investment balance outstanding and weighted average yield were $717.1 million and 10.3%, respectively, for 2007 compared to $398.5 million and 10.3%, respectively, for 2006.

The increase in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and Five Madison Avenue-the Clock Tower ($5.1 million), other incentive distributions and asset management fees ($1.9 million) as well by fee income earned by GKK Manager LLC, an affiliate of ours and the external manager of Gramercy (approximately $12.6 million) and the Service Corporation ($3.2 million).  This was offset by an incentive distribution earned in 2006 ($5.0 million).

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$215.0	$107.1	$107.9	100.7%
Real estate taxes	126.5	66.6	59.9	89.9
Ground rent	32.4	20.2	12.2	60.4
Total	$373.9	$193.9	$180.0	92.8%

Same-Store Properties	$172.7	$164.0	$8.7	5.3%
Acquisitions	181.3	12.5	168.8	1,350.4
Other	19.9	17.4	2.5	14.4
Total	$373.9	$193.9	$180.0	92.8%

Same-Store Properties operating expenses, excluding real estate taxes ($0.1 million), increased approximately $8.8 million.  There were increases in repairs, maintenance and payroll expenses ($1.9 million), utilities ($5.2 million), ground rent expense ($3.1 million) and other miscellaneous expenses ($0.5 million), respectively.  This was partially offset by a decrease in insurance costs ($1.9 million).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in real estate taxes was primarily attributable to the Acquisitions ($60.5 million).  This was partially offset by a reduction in real estate taxes at the Same-Store properties ($0.1 million) and due to properties that were sold and other ($0.5 million).

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$281.7	$95.3	$186.4	195.6%
Depreciation and amortization expense	181.6	65.2	116.4	178.5
Marketing, general and administrative expense	105.0	65.7	39.3	59.8
Total	$568.3	$226.2	$342.1	151.2%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements as well as the write-off for exit fees, make-whole payments and the write-off of unamortized deferred financing costs in connection with the early redemption of unsecured notes and loans ($9.1 million).  The weighted average interest rate decreased from 5.93% for the year ended December 31, 2006 to 5.66% for the year ended December 31, 2007.  As a result of the new investment activity, the weighted average debt balance increased from $1.95 billion as of December 31, 2006 to $4.7 billion as of December 31, 2007.

Marketing, general and administrative expense represented 10.0% of total revenues in 2007 compared to 13.3% in 2006.  The increase in actual cost is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the amended and restated employment agreements entered into with certain of our executive officers in 2007.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

The following comparison for the year ended December 31, 2006, or 2006, to the year ended December 31, 2005, or 2005, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2005 and at December 31, 2007 and total 11 of our 20 wholly-owned properties, representing approximately 82.1% of our annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2005, namely, 28 West 44Pth(P) Street (February), One Madison Avenue-Clock Tower (April), 19 West 44Pth(P) Street (June), 141 Fifth Avenue (August), 1604 Broadway (November) and in 2006, namely, 25-27 and 29 West 34Pth(P) Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September) and 485 Lexington Avenue (December), and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2006	2005	$ Change	% Change
Rental revenue	$317.8	$240.4	$77.4	32.2%
Escalation and reimbursement revenue	58.0	45.5	12.5	27.5
Total	$375.8	$285.9	$89.9	31.4%

Same-Store Properties	$307.1	$265.6	$41.5	15.6%
Acquisitions	63.2	19.2	44.0	229.2
Other	5.5	1.1	4.4	400.0
Total	$375.8	$285.9	$89.9	31.4%

Occupancy in the Same-Store Properties increased from 96.0% at December 31, 2005 to 97.5% at December 31, 2006.  The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2006 compared to a partial period or not being included in 2005.

At December 31, 2006, we estimated that the current market rents on our wholly-owned properties were approximately 30.2% higher than then existing in-place fully escalated rents.  We believe that the trend of increasing rental rates will continue during 2006 and 2008.  Approximately 4.0% of the space leased at wholly-owned properties expires during the remainder of 2006.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($7.2 million) and the Acquisitions ($4.9 million).  The increase in recoveries at the Same-Store Properties was primarily due to electric reimbursements ($0.8 million), operating expense escalations ($4.4 million) and real estate tax escalations ($2.0 million).

Investment and Other Income (in millions)	2006	2005	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$40.8	$49.3	$(8.5)	(17.2)%
Investment and preferred equity income	62.0	45.0	17.0	37.8
Other income	56.1	37.8	18.3	48.4
Total	$158.9	$132.1	$26.8	20.3%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway ($10.1 million), 1250 Broadway ($0.5 million), 180 Madison Avenue ($0.7 million), Mack-Green joint venture ($2.6 million) and 1221 Avenue of the Americas ($0.9 million).  This was partially offset by increased net income contributions from our investments in Gramercy ($6.1 million) and 485 Lexington Avenue ($0.6 million).  Occupancy at our joint venture same-store properties decreased from 97.4% at December 31, 2005 to 97.1% at December 31, 2006.  At December 31, 2006, we estimated that current market rents at our joint venture properties were approximately 40.9% higher than then existing in-place fully escalated rents.  Approximately 4.7% of the space leased at our joint venture properties expires during the remainder of 2006.

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

Property Operating Expenses (in millions)	2006	2005	$ Change	% Change
Operating expense	$107.1	$81.9	$25.2	30.8%
Real estate taxes	66.6	49.4	17.2	34.8
Ground rent	20.2	19.3	0.9	4.7
Total	$193.9	$150.6	$43.3	28.8%

Same-Store Properties	$158.0	$132.0	$26.0	19.7%
Acquisitions	23.7	8.4	15.3	182.1
Other	12.2	10.2	2.0	19.6
Total	$193.9	$150.6	$43.3	28.8%

Same-Store Properties operating expenses, excluding real estate taxes ($10.6 million), increased approximately $15.4 million.  There were increases in repairs, maintenance and payroll expenses ($8.2 million), utilities ($1.4 million), insurance costs ($3.9 million), ground rent expense ($0.2 million) and other miscellaneous expenses ($1.7 million), respectively.

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($10.6 million) due to higher assessed property values and the Acquisitions ($6.6 million).

Other Expenses (in millions)	2006	2005	$ Change	% Change
Interest expense	$95.3	$76.2	$19.1	25.1%
Depreciation and amortization expense	65.2	48.9	16.3	33.3
Marketing, general and administrative expense	65.7	44.2	21.5	48.6
Total	$226.2	$169.3	$56.9	33.6%

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

Marketing, general and administrative, or MG&A, expenses represented 13.3% of total revenues in 2006 compared to 12.0% in 2005.  MG&A expenses for 2006 include approximately $8.1 million of costs associated with Gramercy compared to approximately $7.4 million in 2005.  In addition, the compensation committee of our board of directors elected to pay approximately $10.0 million of additional incentive compensation to various senior executives in recognition of their extraordinary efforts in 2006, including the approval of the Reckson merger, as well as the Company’s sector leading performance.

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

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 8. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $46.0 million and $117.2 million at December 31, 2007 and December 31, 2006, respectively, representing a decrease of $71.2 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2007	2006	Increase (Decrease)

Net cash provided by operating activities	$406,705	$225,644	$181,061
Net cash used in investing activities	$(2,334,337)	$(786,912)	$(1,547,425)
Net cash provided by financing activities	$1,856,418	$654,342	$1,202,076

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2007, our portfolio was 95.5% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt and the issuance of approximately $1.0 billion of common stock.  During the year ended December 31, 2007, when compared to the year ended December 31, 2006, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(3,615,533)
Capital expenditures and capitalized interest	(41,405)
Escrow cash-capital improvements/acquisition deposits	333,457
Joint venture investments	(656,151)
Distributions from joint ventures	40,601
Proceeds from sales of real estate	818,265
Structured finance and other investments	(391,573)
Proceeds from asset sale	1,964,914

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and, from time to time, we issue common and preferred stock. During the year ended December 31, 2007, when compared to the year ended December 31, 2006, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$3,564,940
Repayments under our debt obligations	(1,812,838)
Net proceeds from sale of common stock	(800,269)
Repurchases of common stock	(150,719)
Minority interest in other partnerships and other financing activities	471,101
Dividends and distributions paid	(70,139)

Capitalization

As of December 31, 2007, we had 58,758,622 shares of common stock, 2,340,359 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of January 31, 2008, we purchased and settled approximately $188.1 million, or 1,751,000 shares of our common stock, at an average price of $107.45 per share.

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

During the years ended December 31, 2007 and 2006, we issued approximately 108,000 and 132,000 shares of our common stock and received approximately $13.8 million and $13.0 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award was amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $0.4 million, $0.65 million and $0.65 million related to this plan was recorded during the years ended December 31, 2007, 2006 and 2005, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately, $2.1 million, $2.0 million and $0.3 million of compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $2.5 million and $1.1 million of compensation expense during the years ended December 31, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At December 31, 2007, approximately 4.3 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.1 million shares if all shares available under the 2005 Plan were issued as five-year options.

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

During the year ended December 31, 2007, approximately 4,953 phantom stock units were earned.  As of December 31, 2007, there were approximately 15,513 phantom stock units outstanding.

Market Capitalization

At December 31, 2007, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, unsecured notes, secured term loan and trust preferred securities (including our share of joint venture debt of approximately $1.6 billion) represented 55.1% of our combined market capitalization of approximately $13.3 billion (based on a common stock price of $93.46 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2007).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, unsecured notes and trust preferred securities outstanding at December 31, 2007 and 2006, respectively (in thousands).

	December 31,
Debt Summary:	2007	2006
Balance
Fixed rate	$4,607,144	$1,026,714
Variable rate — hedged	160,000	485,000
Total fixed rate	4,767,144	1,511,714
Variable rate	764,011	291,665
Variable rate—supporting variable rate assets	191,927	12,000
Total variable rate	955,938	303,665
Total	$5,723,082	$1,815,379

Percent of Total Debt:
Total fixed rate	83.3%	83.3%
Variable rate	16.7%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.35%	5.75%
Variable rate	6.57%	6.57%
Effective interest rate	5.66%	5.93%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (4.60% and 5.32% at December 31, 2007 and 2006, respectively).  Our consolidated debt at December 31, 2007 had a weighted average term to maturity of approximately 9.1 years.

Certain of our structured finance investments, totaling $191.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2007.

Mortgage Financing

As of December 31, 2007, our total mortgage debt (excluding our share of joint venture debt of approximately $1.6 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.97% and approximately $0.4 million of variable rate debt with an effective weighted average interest rate of approximately 6.67%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2005 unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.00 million in January 2007, by an additional $450.0 million in June 2007 and by an additional $250.0 million in October 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR, based on our leverage ratio.  As of December 31, 2007, the spread was 80 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $708.5 million outstanding at December 31, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced at December 31, 2007 by the issuance of approximately $40.3 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This unsecured term loan bore interest at a spread ranging from 110 basis points to 140 basis points over the 30-day LIBOR.  The unsecured term loan was repaid and terminated in March 2007.

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

In December 2007, we closed on a $276.7 million ten-year term loan which carries an effective fixed interest rate of 5.19%.  This loan is secured by our interest in 388 and 390 Greenwich Street.  This secured term loan matures in December 2017.

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

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(2)	Term (in Years)	Maturity
March 26, 1999	200,000	7.75%	10	March 15, 2009
January 22, 2004	150,000	5.15%	7	January 15, 2011
August 13, 2004	150,000	5.875%	10	August 15, 2014
March 31, 2006	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(19,212)
	$1,793,288

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

(2)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet at December 31, 2007 as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2007 and 2006, we were in compliance with all such covenants.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2007 and 2006, would increase our annual interest cost by approximately $9.2 million and $2.9 million and would increase our share of joint venture annual interest cost by approximately $6.9 million and $6.7 million, respectively.

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

Approximately $4.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of December 31, 2007 ranged from LIBOR plus 62.5 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, secured term loan, unsecured notes and bonds, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease, air rights and ground leases, as of December 31, 2007 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property Mortgages	$304,330	$154,750	$132,780	$243,461	$29,846	$1,979,477	$2,844,644
Revolving Credit Facility	—	—	—	708,500	—	—	708,500
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Term loan and Unsecured Notes	—	200,000	—	150,000	—	1,719,938	2,069,938
Capital lease	1,416	1,416	1,451	1,555	1,555	48,760	56,153
Ground leases	34,977	32,803	32,362	29,588	28,708	611,036	769,474
Estimated interest expense	306,387	283,438	265,207	227,534	194,277	1,107,554	2,384,397
Joint venture debt	451,196	438	115,164	72,065	33,372	921,011	1,593,246
Total	$1,098,306	$672,845	$546,964	$1,432,703	$287,758	$6,487,776	$10,526,352

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

Capital Expenditures

We estimate that for the year ending December 31, 2008, we will incur, approximately $128.5 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $36.8 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facility, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period and thereafter through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

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

regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $3.15 per share, we would pay approximately $185.5 million in dividends to our common stockholders.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility and our unsecured term loan, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

UCleaning/ Security/ Messenger and Restoration ServicesU

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007. We sold this property in March 2007.  We paid Alliance approximately $14.8 million, $13.6 million and $11.0 million for three years ended December 31, 2007 respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate paid to her pursuant to a consulting agreement, which was canceled in July 2006.

Management Fees

S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $297,100 in 2007, $205,000 in 2006 and $209,000 in 2005.

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

Brokerage ServicesU

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

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits of $200.0 million per location.  We now maintain two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties.  This policy expires on December 31, 2008.  The liability policies expire on October 31, 2008.  The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to, among other things, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties and provides primary liability insurance to cover the deductible program. As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility and secured term loan, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

FFO for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income available to common stockholders	$640,535	$200,844	$137,544
Add:
Depreciation and amortization	181,647	65,235	48,898
Minority interest	23,931	10,270	5,832
FFO from discontinued operations	19,186	30,769	32,725
FFO adjustment for unconsolidated joint ventures	18,972	34,049	30,412
Less:
Income from discontinued operations	(12,151)	(19,122)	(19,689)
Gain on sale of discontinued operations	(481,750)	(93,976)	(33,875)
Gain on sale of joint venture property/ partial interest	(31,509)	(3,451)	(11,550)
Depreciation on non-rental real estate assets	(904)	(984)	(784)
Funds from Operations - available to common stockholders	357,957	223,634	189,513
Dividends on convertible preferred shares	—	—	—
Funds from Operations - available to all stockholders	$357,957	$223,634	$189,513
Cash flows provided by operating activities	$406,705	$225,644	$138,398
Cash flows used in investing activities	$(2,334,337)	$(786,912)	$(465,674)
Cash flows provided by financing activities	$1,856,418	$654,342	$315,585

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

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

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

•                  legislative or regulatory changes adversely affecting REITs and the real estate business; and

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

The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates as of December 31, 2007 (in thousands):

Date	Fixed Rate	Long-Term Debt		Average Interest Rate	Structured Finance Investments
		Average Interest Rate	Variable Rate		Amount	Weighted Yield
2008	$24,892	5.38%	$279,438	6.10%	$50,438	11.1%
2009	226,750	5.30%	128,000	5.86%	219,065	14.4%
2010	132,779	5.25%	—	—%	55,989	9.6%
2011	553,461	5.14%	548,500	5.84%	—	—%
2012	29,846	5.08%	—	—%	—	—%
Thereafter	3,799,416	3.97%	—	—%	479,723	9.6%
Total	$4,767,144	3.97%	$955,938	5.97%	$805,215	11.0%
Fair Value	$4,698,019		$955,938		$805,215

The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2007 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2008 (1)	$406	5.56%	$450,790	6.05%
2009	438	5.56%	—	—%
2010	29,955	5.56%	85,208	6.20%
2011	1,702	5.56%	70,363	6.50%
2012	13,330	5.56%	20,042	6.68%
Thereafter	921,010	5.54%	—	—%
Total	$966,841	5.56%	$626,404	6.16%
Fair Value	$960,258		$626,404

(1)          Included in this item is $63,250 based on the contractual maturity date of the debt on 1250 Broadway. This loan has a one-year as-of-right extension option. Also included is $343,750 based on the contractual maturity date of the debt on 1515 Broadway. This loan has two one-year as-of-right extension options.

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2007 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit facility	LIBOR	$100,000	4.650%	5/2006	12/2008	$(716)
Interest Rate Swap	Credit facility	LIBOR	60,000	4.364%	1/2007	5/2010	(951)
Interest Rate Cap	Mortgage	LIBOR	192,500	6.000%	6/2007	1/2008	—
Interest Rate Cap	Mortgage	LIBOR	112,700	6.000%	7/2006	8/2008	23
Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	1/2007	2/2009	—
Total Consolidated Hedges			$593,200				$(1,644)

In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt.  All these interest rate caps were out of the money and had no value at December 31, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Schedules

Schedule III Real Estate and Accumulated Depreciation as of December 31, 2007	92

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting that amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, SL Green Realty Corp. adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

New York, New York
February 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SL Green Realty Corp.:

We have audited SL Green Realty Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of the Company and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP
Ernst & Young LLP

New York, New York
February 27, 2008

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2007	December 31, 2006
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,436,569	$439,986
Building and improvements	5,919,746	2,111,970
Building leasehold and improvements	1,253,973	490,995
Property under capital lease	12,208	12,208
	8,622,496	3,055,159
Less: accumulated depreciation	(381,510)	(279,436)
	8,240,986	2,775,723
Assets held for sale	41,568	—
Cash and cash equivalents	45,964	117,178
Restricted cash	105,475	252,272
Tenant and other receivables, net of allowance of $13,932 and $11,079 in 2007 and 2006, respectively	49,015	34,483
Related party receivables	13,082	7,195
Deferred rents receivable, net of allowance of $13,400 and $10,925 in 2007 and 2006, respectively	136,595	96,624
Structured finance investments, net of discount of $30,783 and $14,804 in 2007 and 2006, respectively	805,215	445,026
Investments in unconsolidated joint ventures	1,438,123	686,069
Deferred costs, net	134,354	97,850
Other assets	419,701	119,807
Total assets	$11,430,078	$4,632,227

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,844,644	$1,190,379
Revolving credit facility	708,500	—
Term loans and unsecured notes	2,069,938	525,000
Accrued interest payable and other liabilities	45,194	10,008
Accounts payable and accrued expenses	180,898	138,181
Deferred revenue/gain	819,022	43,721
Capitalized lease obligation	16,542	16,394
Deferred land leases payable	16,960	16,938
Dividend and distributions payable	52,077	40,917
Security deposits	35,021	27,913
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,888,796	2,109,451

Commitments and Contingencies	—	—

Minority interest in Operating Partnership	82,007	71,731
Minority interests in other partnerships	632,400	56,162

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2007 and 2006, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2007 and 2006, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,071 and 49,840 issued and outstanding at December 31, 2007 and 2006, respectively (including 1,312 shares at December 31, 2007 held in Treasury)	601	498
Additional paid-in-capital	2,931,887	1,809,893
Treasury stock at cost	(150,719)	—
Accumulated other comprehensive income	4,943	13,971
Retained earnings	791,861	322,219
Total stockholders’ equity	3,826,875	2,394,883
Total liabilities and stockholders’ equity	$11,406,016	$4,632,227

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues
Rental revenue, net	$696,919	$317,782	$240,379
Escalation and reimbursement	114,506	58,024	45,508
Preferred equity and investment income	91,826	61,956	44,989
Other income	151,272	56,065	37,808
Total revenues	1,054,523	493,827	368,684
Expenses
Operating expenses including $14,820 (2007) $13,594 (2006) and $10,119 (2005) to affiliates	215,030	107,128	81,877
Real estate taxes	126,519	66,613	49,443
Ground rent	32,389	20,150	19,250
Interest	265,073	90,875	71,752
Amortization of deferred financing costs	16,655	4,425	4,461
Depreciation and amortization	181,647	65,235	48,898
Marketing, general and administrative	105,044	65,741	44,215
Total expenses	942,357	420,167	319,896
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	112,166	73,660	48,788
Equity in net income of unconsolidated joint ventures	46,765	40,780	49,349
Income from continuing operations before gain on sale, minority interest, and discontinued operations	158,931	114,440	98,137
Equity in net gain on sale of interest in unconsolidated joint venture	31,509	—	11,550
Gain on sale of partial interest	—	3,451	—
Minority interest in other partnerships	(17,824)	(5,210)	(809)
Minority interest in operating partnership attributable to continuing operations	(6,107)	(5,060)	(5,023)
Income from continuing operations	166,509	107,621	103,855
Net income from discontinued operations, net of minority interest	12,151	19,122	19,689
Gain on sale of discontinued operations, net of minority interest	481,750	93,976	33,875
Net income	660,410	220,719	157,419
Preferred stock dividends	(19,875)	(19,875)	(19,875)
Net income available to common stockholders	$640,535	$200,844	$137,544
Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.98	$1.88	$1.73
Net income from discontinued operations, net of minority interest	0.20	0.43	0.47
Gain on sale of discontinued operations, net of minority interest	8.20	2.11	0.81
Gain on sale of joint venture property/ partial interest	0.52	0.08	0.28
Net income available to common stockholders	$10.90	$4.50	$3.29
Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$1.96	$1.84	$1.70
Net income from discontinued operations, net of minority interest	0.20	0.42	0.46
Gain on sale of discontinued operations, net of minority interest	8.11	2.05	0.79
Gain on sale of joint venture property/ partial interest	0.51	0.07	0.25
Net income available to common stockholders	$10.78	$4.38	$3.20
Basic weighted average common shares outstanding	58,742	44,593	41,793
Diluted weighted average common shares and common share equivalents outstanding	61,885	48,495	45,504

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands, except per share data)

	Series C Preferred Stock	Series D Preferred Stock	Common Stock		Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income
			Shares	Par Value

Balance at December 31, 2004	$151,981	$96,321	40,876	$409	$902,340	$—	$5,647	$191,182	$1,347,880	$218,193
Comprehensive Income:
Net income								157,419	157,419	$157,419
Net unrealized gain on derivative instruments							9,669		9,669	9,669
SL Green’s share of joint venture net unrealized loss on derivative instruments										(667)
Preferred dividends								(19,875)	(19,875)
Redemption of units			104	1	3,160				3,161
Proceeds from dividend reinvestment plan			338	3	20,378				20,381
Deferred compensation plan & stock award, net			251	3	1,859				1,862
Amortization of deferred compensation plan					4,220				4,220
Proceeds from stock options exercised			887	9	24,172				24,181
Stock-based compensation – fair value					3,729				3,729
Cash distributions declared ($2.22 per common share of which none represented a return of capital for federal income tax purposes)								(93,186)	(93,186)

Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$—	$15,316	$235,540	$1,459,441	$166,421
Comprehensive Income:
Net income								220,719	220,719	$220,719
Net unrealized loss on derivative instruments							(1,345)		(1,345)	(1,345)
SL Green’s share of joint venture net unrealized gain on derivative instruments										1,281
Preferred dividends								(19,875)	(19,875)
Redemption of units			214	2	6,520				6,522
Proceeds from dividend reinvestment plan			132	1	12,965				12,966
Deferred compensation plan & stock award, net			94	1	302				303
Amortization of deferred compensation plan					10,068				10,068
Net proceeds from common stock offering			6,498	64	800,200				800,264
Proceeds from stock options exercised			446	5	14,452				14,457
Stock-based compensation – fair value					5,528				5,528
Cash distributions declared ($2.50 per common share of which none represented a return of capital for federal income tax purposes)								(114,165)	(114,165)

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	$322,219	$2,394,883	$220,655
Comprehensive Income:
Net income								660,410	660,410	$660,410
Net unrealized loss on derivative instruments							(9,028)		(9,028)	(9,028)
SL Green’s share of joint venture net unrealized loss on derivative instruments										(788)
Preferred dividends								(19,875)	(19,875)
Redemption of units and DRIP proceeds			451	5	24,436				24,441
Deferred compensation plan & stock award, net			418	4	650				654
Amortization of deferred compensation plan					35,907				35,907
Proceeds from stock options exercised			349	4	12,913				12,917
Common stock issued in connection with Reckson Merger			9,013	90	1,048,088				1,048,178
Treasury stock-at cost			(1,312)			(150,719)			(150,719)
Cash distribution declared ($2.89 per common share of which none represented a return of capital for federal income tax purposes)								(170,893)	(170,893)

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$2,931,887	(150,719)	$4,943	$791,861	$3,826,875	$650,594

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Operating Activities
Net income	$660,410	$220,719	$157,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204,831	80,230	65,218
Gain on sale of discontinued operations	(481,750)	(93,976)	(33,875)
Equity from net income from unconsolidated joint ventures	(46,765)	(40,780)	(49,349)
Distributions of cumulative earnings of unconsolidated joint ventures	45,856	70,692	48,300
Equity in net gain on sale of unconsolidated joint venture/ partial interest	(31,509)	(3,451)	(11,550)
Minority interests	24,437	11,347	6,200
Deferred rents receivable	(51,863)	(12,398)	(15,645)
Other non-cash adjustments	30,460	9,105	3,663
Changes in operating assets and liabilities:
Restricted cash – operations	(15,444)	(9,402)	(11,772)
Tenant and other receivables	(17,362)	(12,159)	(8,275)
Related party receivables	(6,238)	512	(2,680)
Deferred lease costs	(32,933)	(15,583)	(16,863)
Other assets	36,460	(15,118)	(17,295)
Accounts payable, accrued expenses and other liabilities	83,314	43,417	26,264
Deferred revenue and land lease payable	4,801	(7,511)	(1,362)
Net cash provided by operating activities	406,705	225,644	138,398
Investing Activities
Acquisitions of real estate property	(4,188,318)	(572,785)	(435,740)
Proceeds from Asset Sale	1,964,914	—	—
Additions to land, buildings and improvements	(93,762)	(52,357)	(48,713)
Escrowed cash – capital improvements/acquisitions deposits	149,337	(184,120)	7,439
Investments in unconsolidated joint ventures	(823,043)	(166,892)	(127,740)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	82,449	41,848	152,557
Net proceeds from disposition of rental property	1,021,716	203,451	59,673
Other investments	(96,955)	—	—
Structured finance and other investments net of repayments/participations	(350,675)	(56,057)	(73,150)
Net cash used in investing activities	(2,334,337)	(786,912)	(465,674)
Financing Activities
Proceeds from mortgage notes payable	809,914	329,668	436,051
Repayments of mortgage notes payable	(124,339)	(367,670)	(165,275)
Proceeds from revolving credit facilities, term loans and unsecured notes	3,834,339	749,645	925,000
Repayments of revolving credit facilities, term loans and unsecured notes	(2,837,813)	(781,645)	(803,900)
Proceeds from stock options exercised	12,917	14,457	24,184
Net proceeds from sale of common stock	—	800,269	—
Purchases of Treasury Stock	(150,719)	—	—
Minority interest in other partnerships	531,808	35,807	17,909
Dividends and distributions paid	(188,285)	(118,146)	(94,740)
Deferred loan costs and capitalized lease obligation	(31,404)	(8,043)	(23,644)
Net cash provided by financing activities	1,856,418	654,342	315,585
Net increase (decrease) in cash and cash equivalents	(71,214)	93,074	(11,691)
Cash and cash equivalents at beginning of period	117,178	24,104	35,795
Cash and cash equivalents at end of period	$45,964	$117,178	$24,104
Supplemental cash flow disclosures
Interest paid	$309,752	$102,581	$74,136
Income taxes paid	$1,644	$1,356	$1,849

In December 2007, 2006 and 2005, the Company declared quarterly distributions per share of $0.7875, $0.70 and $0.60, respectively.  These distributions were paid in January 2008, 2007 and 2006, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of December 31, 2007, minority investors held, in the aggregate, a 3.83% limited partnership interest in the operating partnership.

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

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture comprised of the buyer and an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

As of December 31, 2007, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	23	14,629,200	97.3%
	Unconsolidated properties	9	10,099,000	95.6%

Suburban	Consolidated properties	30	4,925,800	90.9%
	Unconsolidated properties	6	2,941,700	93.9%
		68	32,595,700

(1)               The weighted average occupancy represents the total leased square feet divided by total available square feet.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

We also own investments in eight retail properties encompassing approximately 354,000 square feet, one development property encompassing approximately 85,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of December 31, 2007, we also owned approximately 22% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

Partnership Agreement

In accordance with the partnership agreement of the operating partnership, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the operating partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the operating partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement each limited partner will have the right to redeem units of limited partnership interest for cash, or if we so elect, shares of our common stock on a one-for-one basis.  In addition, we are prohibited from selling 673 First Avenue before August 2009, under certain circumstances.

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

If we retain an interest in the buyer and provide certain guarantees we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our books.  Any debt assumed by the buyer would continue to be recorded on our books.  The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as “co-venture expense” in our consolidated financial statements.  In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

Depreciation expense (including amortization of the capital lease asset) amounted to approximately $170.9 million, $57.9 million and $43.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at December 31, 2007 and 2006.

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

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the associated lease, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $4.6 million, $2.2 million and $1.2 million in rental revenue for the years ended December 31, 2007, 2006 and 2005, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $6.1 million, $777,000 and $715,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2007.  Amounts in thousands:

	December 31, 2007	December 31, 2006
Identified intangible assets (included in other assets):
Gross amount	$236,594	$15,191
Accumulated amortization	(9,970)	(1,872)
Net	$226,624	$13,319

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$26,384
Accumulated amortization	(20,271)	(7,711)
Net	$460,499	$18,673

The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years is as follows (in thousands):

2008	$18,578
2009	19,675
2010	19,970
2011	19,959
2012	17,590

The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows:

2008	$9,153
2009	8,516
2010	7,292
2011	5,543
2012	4,431

Cash and Cash Equivalents

We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R.  We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity.  In all the joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments.  These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions.  Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 40 years.  Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature.  Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

provide future additional financial support.  None of the joint venture debt is recourse to us.  See Note 6.

Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs
Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.  Certain of our employees provide leasing services to the wholly-owned properties.  A portion of their compensation, approximating $7.0 million, $3.5 million and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Reserve for Possible Credit Losses
The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by loan.  When it is probable that we will be unable to collect all amounts contractually due, the account is considered impaired.

Where impairment is indicated, a valuation write-down or write-off is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to the allowance for credit losses.  No reserve for impairment was required at December 31, 2007 or 2006.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRS’s generate income, resulting in Federal income tax liability for these entities.  Our TRS’s recorded approximately $4.2 million, $2.2 million and $1.8 million in Federal, state and local tax expense in 2007, 2006 and 2005, respectively, of which $1.6 million, $1.4 million and $1.8 million, respectively, had been paid.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  The adoption of FIN 48, on January 1, 2007 had no impact on our consolidated financial statements.

Underwriting Commissions and Costs
Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock-Based Employee Compensation Plans
We have a stock-based employee compensation plan, described more fully in Note 14.  We account for this plan under SFAS No. 123-R “Shared Based Payment,” revised, or SFAS No. 123-R.  We adopted No. 123, “Accounting from Stock-Based Compensation” on January 1, 2003, prior to which we applied Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the grant date.  Awards of stock or restricted stock are expensed as compensation on a current basis over the benefit period.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants in 2007, 2006 and 2005.

	2007	2006	2005
Dividend yield	2.10%	2.33%	3.60%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	4.63%	4.76%	4.13%
Expected stock price volatility	21.61%	17.76%	15.58%

The following table illustrates the effect on net income available to common stockholders and earnings per share if the fair value method had been applied to all outstanding and unvested stock options for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income available to common stockholders	$640,535	$200,844	$137,544
Deduct stock option expense-all awards	(7,617)	(2,897)	(4,137)
Add back stock option expense included in net income	7,020	1,862	3,079
Allocation of compensation expense to minority interest	24	55	60
Pro forma net income available to common stockholders	$639,962	$199,864	$136,546
Basic earnings per common share-historical	$10.90	$4.50	$3.29
Basic earnings per common share-pro forma	$10.89	$4.48	$3.27
Diluted earnings per common share-historical	$10.78	$4.38	$3.20
Diluted earnings per common share-pro forma	$10.77	$4.36	$3.18

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. See Note 5.  We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in these buildings operate in various industries.  Other than one tenant who accounts for approximately 9.6% of our annualized rent, no single tenant in our portfolio accounted for more than 5.9% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2007.  Approximately 9%, 7%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2007.  Approximately 14%, 10%, 9% and 9% of our annualized rent for consolidated properties was attributable to 420 Lexington Avenue, 220 East 42nd Street, 625 Madison Avenue and 485 Lexington Avenue respectively, for the year ended December 31, 2006.  Approximately 15%, 11% and 10% of our annualized rent for consolidated properties was attributable to 420 Lexington Avenue, 220 East 42nd Street and 750 Third Avenue, respectively, for the year ended December 31, 2005.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2007.  Currently 73.6% of our workforce which services substantially all of our properties is covered by three collective bargaining agreements.

Reclassification
Certain prior year balances have been reclassified to conform to the current year presentation in order to comply with SFAS No. 144.

Recently Issued Accounting Pronouncements
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We do not anticipate that we will make the election to measure financial assets at fair value and therefore, adoption of this standard will not have an effect on the financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

In December 2007, the FASB issued SFAS  No. 141(R), “Business Combinations.”  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 5” which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement is effective for fiscal years beginning on or after December 15, 2008.  We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

3.   Property Acquisitions

2007 Acquisitions
In January 2007, we acquired Reckson for approximately $6.0 billion, inclusive of transaction costs.  Simultaneously, we sold approximately $1.9 billion of the Reckson assets to an asset purchasing venture led by certain of Reckson’s former executive management.  The transaction included the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.

The following summarizes our allocation of the purchase price to the assets and liabilities acquired from Reckson (in thousands):

Land	$766,727
Building	3,724,962
Investment in joint venture	65,500
Structured finance investments	136,646
Acquired above-market leases	24,661
Other assets, net of other liabilities	30,473
Acquired in-place leases	175,686
Assets acquired	4,924,655
Acquired below-market leases	422,177
Minority interest	401,108
Liabilities acquired	823,285
Net assets acquired	$4,101,370

In January 2007, we acquired 300 Main Street in Stamford, Connecticut and 399 Knollwood Road in White Plains, New York for approximately $46.6 million, from affiliates of RPW Group.  These commercial office buildings encompass 275,000 square feet, inclusive of 50,000 square feet of garage parking at 300 Main Street.

In April 2007, we completed the acquisition of 331 Madison Avenue and 48 East 43rd Street for a total of $73.0 million. Both 331 Madison Avenue and 48 East 43rd Street are located adjacent to 317 Madison Avenue, a property that we acquired in 2001. 331 Madison Avenue is an approximately 92,000-square foot, 14-story office building. The 22,850-square-foot 48 East 43rd Street property is a seven-story loft building that was later converted to office use.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

2006 Acquisitions
TIn January 2006, we, through a joint venture with Jeff Sutton, acquired the fee interests in three adjoining buildings at 25-27 and 29 West 34Pth(P) Street for an aggregate purchase price of $30.0 million, excluding closing costs. The buildings comprise approximately 50,900 square feet. We own approximately 50% of the equity in the joint venture. TWe loaned approximately $13.3 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.  Effective December 2006, we deconsolidated 25 West 34th Street.

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

On June 30, 2006, we completed the investment in the previously announced transaction involving 609 Fifth Avenue – a mixed-use property that includes New York City’s American Girl Store and approximately 100,000 square feet of Class A office space – in a transaction that valued the property at approximately $182.0 million. We issued approximately 64 million preferred units in SL Green Operating Partnership, L.P., valued at $1.00 per unit, to subsidiaries of 609 Partners, LLC, the partnership that indirectly holds the property, and acquired all of its common partnership interests. The property remains subject to a $102.0 million mortgage loan held by Morgan Stanley Mortgage Capital, Inc. The mortgage has a fixed annual interest rate of 5.85% and will mature in October 2013.

In September 2006, we, along with Jeff Sutton, were able to consolidate several partnership interests totaling 92.25% in the retail portion and one floor of office space at 717 Fifth Avenue. 717 Fifth Avenue has 47,000 square feet of rentable retail space, approximately 90% of which is currently occupied.  This transaction, which valued the property at $235.0 million, was financed with our investment of approximately $46.0 million and a $175.0 million loan from a third party at a blended rate of LIBOR plus 160 basis points.  We also have an option to acquire up to 33% of the ownership interests in the property.  In January 2007, we exercised a portion of the option and acquired a 32.75% ownership interest in the property.  We are consolidating our investment in 717 Fifth Ave. due to our significant economic interest resulting from the financing we provided.

In December 2006, we purchased interests in 485 Lexington Avenue from our partners, CIF and The Witkoff Group, or Witkoff, resulting in majority ownership and control of the property. As a result of the acquisition of interests from CIF and Witkoff, our direct ownership interest in 485 Lexington Avenue increased to 87%.  The transaction valued the property at approximately $578.0 million compared to $225.0 million when first acquired in 2004.  In addition, we originated a loan secured by CIF’s remaining ownership interest.  We also acquired an option from CIF to purchase its remaining equity interest. This investment was previously accounted for under the equity method.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

In April 2005, we acquired the fee interest in One Madison Avenue for approximately $919.0 million, excluding closing costs.  The property consists of two contiguous buildings, the South Building and the North Tower totaling approximately 1.44 million square feet.  We entered into a joint venture agreement with Gramercy, whereby we would own a 55% interest in the 1.176 million square foot South Building, which is occupied almost entirely by Credit Suisse Securities (USA) LLC pursuant to a lease that expires in 2020.

We, along with Gramercy, acquired the South Building on a pari passu basis for approximately $803.0 million.  This was financed in part through a $690.0 million mortgage on the South Building.  In August 2007, we acquired Gramercy’s interest in this joint venture.  See 2007 Acquisitions.  We, along with Credit Suisse Securities (USA) LLC, will share equally in the profits from a planned conversion of the Clock Tower from office use to residential condominiums.  The Clock Tower was acquired for approximately $116.0 million and was financed in part by a $115.0 million loan facility of which we drew down approximately $98.3 million at closing.  This loan was refinanced in November 2005.  In March 2006 we sold a 40% interest in the venture.  In June 2007, the joint venture sold the Clock Tower.  See Note 6.

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

In July 2005, we, through a joint venture with Jeff Sutton, acquired the fee interests in two adjoining buildings at 1551 and 1555 Broadway and in a third building at 21 West 34th Street, or 21 West, for an aggregate purchase price of $102.5 million, excluding closing costs. The buildings comprise approximately 43,700 square feet. We own approximately 50% of the equity in the joint venture. The joint venture entered into a $103.9 million credit facility to finance the acquisition and redevelopment of these three properties. The loan, which will bear interest at 200 basis points over the 30-day LIBOR, is for three years. At closing, the joint venture drew approximately $85.4 million to fund the acquisition. This loan is non-recourse to us.  The joint venture agreement provides Jeff Sutton with the opportunity to earn incentive fees based upon the financial performance of the properties.  We loaned approximately $10.2 million to Jeff Sutton to fund a portion of his equity.  These loans are secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we were the primary beneficiary of the joint venture under FIN 46(R), we consolidated the accounts of the joint venture.  In November 2006, 21 West was leased to Apple Inc. under a long-term net lease arrangement.  In connection with this lease, the property was released as collateral from its original mortgage and a new $100.0 million, ten-year financing secured by this property, was put in place.  As a result of this refinancing, Jeff Sutton was paid his incentive fee and repaid his loan, along with accrued interest, to us.  As we were no longer the primary beneficiary of this investment, effective November 2006, we are accounting for this investment under the equity method of accounting.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

This loan is secured by a pledge of Jeff Sutton’s partnership interest in the joint venture.  As we had been designated as the primary beneficiary of the joint venture under FIN 46(R), we consolidated the accounts of the joint venture.  Effective July 1, 2007, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the years ended December 31, 2007 and 2006 as though the acquisitions of 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue (June 2006), the July and November 2006 common stock offerings as well as the Reckson Merger and the acquisition of the 45% interest in One Madison were completed on January 1, 2006.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through December 31, 2007.  We accounted for the acquisition of assets utilizing the purchase method of accounting.

	2007	2006
Pro forma revenues	$1,123,824	$977,249
Pro forma net income	$629,575	$145,740
Pro forma earnings per common share-basic	$10.62	$2.42
Pro forma earnings per common share and common share equivalents-diluted	$10.42	$2.39
Pro forma common shares-basic	59,258	60,105
Pro forma common share and common share equivalents-diluted	62,490	63,825

4.  Property Dispositions and Assets Held for Sale

In February 2007, we sold the fee interests in 70 West 36th Street for approximately $61.5 million, excluding closing costs.  The property is approximately 151,000 square feet.  We recognized a gain on sale of approximately $47.2 million.

In June 2007, we sold our office condominium interest in floors six through eighteen at 110 East 42nd Street for approximately $111.5 million, excluding closing costs. The property encompasses approximately 181,000 square feet. The sale does not include approximately 112,000 square feet of developable air rights, which we retained along with the ability to transfer these rights off-site. We recognized a gain on sale of approximately $84.0 million, which is net of a $1.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In June 2007, we sold our condominium interests in 125 Broad Street for approximately $273.0 million, excluding closing costs. The property is approximately 525,000 square feet.  We recognized a gain on sale of approximately $167.9 million, which is net of a $1.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In July 2007, we sold our property located at 292 Madison Avenue for approximately $140.0 million, excluding closing costs. The property encompasses approximately 187,000 square feet. The sale generated a gain of approximately $99.8 million, of which $15.7 million was deferred as a result of financing provided to the buyer by Gramercy, which is net of a $1.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

In July 2007, we sold an 85% interest in 1372 Broadway, New York, to Wachovia Corporation (NYSE:WB), for approximately $284.8 million.  This sale generated a gain of $254.4 million, which is net of a $1.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.  We retained a 15% interest in the property.  We have the ability to earn incentive fees based on the financial performance of the property.  We are accounting for this property as a profit sharing arrangement. We deferred recognition of the gain on sale due to our continuing involvement with the property and because we have an option to reacquire the property under certain limited circumstances.  As the property was unencumbered at the time of sale, no debt is recorded on our books.  The co-venture expense is included in operating expenses in the Consolidated Statements of Income.  The equity contributed by our partner is included in Deferred Revenue on our Consolidated Balance Sheets.  In July 2007, the joint venture that now owns 1372 Broadway closed on a $235.2 million, five-year, floating rate mortgage.  The mortgage carries an interest rate of 125 basis points over the 30-day LIBOR.  This mortgage is recorded off-balance sheet.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

At December 31, 2007, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, 125 Broad Street and 110 East 42nd Street sold in June 2007, 292 Madison Avenue, which was sold in August 2007, 470 Park Avenue South, which was sold in November 2007 and 440 Ninth Avenue, which was under contract for sale at December 31, 2007.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2007, 2006 and 2005 (in thousands).

	Year Ended December 31,
	2007	2006	2005
Revenues
Rental revenue	$32,878	$55,850	$59,468
Escalation and reimbursement revenues	6,827	11,970	13,193
Other income	119	1,180	399
Total revenues	39,824	69,000	73,060
Operating expense	12,306	22,082	22,732
Real estate taxes	5,797	10,426	11,466
Ground rent	—	249	348
Interest	2,535	5,474	5,789
Depreciation and amortization	6,529	10,570	11,859
Total expenses	27,167	48,801	52,194
Income from discontinued operations	12,657	20,199	20,866
Gain on disposition of discontinued operations	501,812	99,268	35,900
Minority interest in operating partnership	(20,568)	(6,369)	(3,202)
Income from discontinued operations, net of minority interest	$493,901	$113,098	$53,564

5.  Structured Finance Investments

During the years ended December 31, 2007 and 2006, we originated approximately $581.9 million and $240.7 million in structured finance and preferred equity investments (net of discount), respectively.  In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger. There were also approximately $358.6 million and $195.7 million in repayments and participations during those years, respectively.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Preferred equity and investment income consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Preferred Equity and Investment income	$82,692	$53,734	$44,165
Interest income	9,134	8,222	824
Total	$91,826	$61,956	$44,989

As of December 31, 2007 and 2006, we held the following structured finance investments (in thousands), excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.42%:

Loan Type	Gross Investment	Senior Financing	2007 Principal Outstanding	2006 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	92,286	31,226	December 2020
Mezzanine Loan (1) (6)	28,500	—	28,500	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,173	58,013	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,201	33,082	October 2016
Mezzanine Loan (1)(3)	75,000	4,200,000	64,822	64,100	December 2016
Mezzanine Loan (1)	15,000	—	15,000	—	February 2010
Mezzanine Loan (3)	9,815	30,000	9,815	—	February 2009
Mezzanine Loan (1) (2) (4)	25,000	314,830	27,742	—	November 2009
Mezzanine Loan	16,000	90,000	15,645	—	August 2017
Mezzanine Loan (3)	12,500	210,000	38,986	—	August 2008
Mezzanine Loan (3)	12,500	357,616	12,500	—	September 2009
Mezzanine Loan (1)	1,000	—	1,000	—	January 2010
Mezzanine Loan	500	—	500	—	December 2009
Mezzanine Loan (1) (5)	14,189	15,661	9,938	—	April 2008
Mezzanine Loan (1)	67,000	1,139,000	67,903	—	March 2017
Mezzanine Loan (3)	23,145	365,000	23,145	—	July 2009
Mezzanine Loan (3)	44,733	1,060,000	44,733	—	August 2009
Mezzanine Loan (3)	22,644	7,316,674	22,644	—	June 2009
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (5)	4,000	44,000	3,884	3,911	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1)	21,000	115,000	21,000	21,000	November 2009
Junior Participation	12,000	73,000	12,000	12,000	June 2008
Junior Participation	9,948	45,936	6,864	—	December 2010
	$671,474	$16,717,217	$692,281	$328,832

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	As of December 31, 2007, this loan was in default. We are pursuing our remedies and expect to recover the full value of our investment.
(5)	This is an amortizing loan.
(6)	We took title to the underlying property in January 2008.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Preferred Equity Investments

As of December 31, 2007 and 2006 we held the following preferred equity investments (in thousands) with an aggregate weighted average current yield of approximately 10.9%:

Type	Gross Investment	Senior Financing	2007 Amount Outstanding	2006 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1)	$75,000	$69,724	$3,694	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1)(2)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity	34,120	190,300	29,240	—	March 2010
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
Preferred equity (3)	—	—	—	32,500	—
	$189,120	$2,909,024	$112,934	$116,194

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset.
(3)	Gramercy held a pari passu preferred equity investment in this asset. This investment was redeemed in July 2007.

At December 31, 2007, 2006 and 2005 all loans, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

The table below provides general information on each joint venture as of December 31, 2007 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1250 Broadway (3)	SITQ	55.00%	66.18%	670	08/99	$121,500
1515 Broadway (4)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21-25 West 34th Street (5)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (6)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (7)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (8)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (9)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (10)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.

(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 16.3% of the property’s annualized rent at December 31, 2007. We do not manage this joint venture.

(3)	As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006.

(4)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 86.1% of this joint venture’s annualized rent at December 31, 2007.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

In June 2007, a joint venture between our company, Ian Schrager, RFR Holding LLC and Credit Suisse sold Five Madison Avenue-Clock Tower for $200.0 million. We realized an incentive distribution of approximately $5.5 million upon the winding down of the joint venture.

In August 2007, we acquired Gramercy’s 45% equity interest in the joint venture that owns One Madison Avenue for approximately $147.2 million (and the assumption of Gramercy’s proportionate share of the debt encumbering the property of approximately $305.3 million). In August 2007, an affiliate of ours loaned approximately $146.7 million to GKK Capital L.P.  This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of our purchase from Gramercy of its 45% interest in One Madison Avenue.  As a result of our acquisition of Gramercy’s interest in August 2007, the loan was repaid with interest on such date.  As a result of the acquisition of this interest we own 100% of One Madison Avenue. We accounted for our share of the incentive fee earned from Gramercy of approximately $19.0 million as well as our proportionate share of the gain on sale of approximately $18.3 million as a reduction in the basis of One Madison.  See Note 3.

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2007 and 2006, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2007	2006

1221 Avenue of the Americas (2)	12/2010	5.68%	$170,000	$170,000
1250 Broadway (3)	08/2008	5.83%	$115,000	$115,000
1515 Broadway (4)	11/2008	5.83%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	6.73%	$20,750	$12,872
Mack-Green joint venture (5)	08/2014	7.61%	$102,385	$102,519
21-25 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	6.08%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	—
2 Herald Square	04/2017	5.36%	$191,250	—
1604-1610 Broadway	03/2012	5.66%	$27,000	—
1745 Broadway	01/2017	5.68%	$340,000	—
1 and 2 Jericho Plaza	03/2017	5.65%	$163,750	—
885 Third Avenue	07/2017	6.26%	$267,650	—
The Meadows	09/2012	6.68%	$81,265	—
388 and 390 Greenwich Street	12/2017	5.19%	$560,000	—
16 Court Street	10/2010	6.53%	$81,629	—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2007.
(2)	This loan has an interest rate based on the LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The loan is subject to one one-year as-of-right renewal extensions. The joint venture extended this loan for one year.

(4)

The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to two one-year as-of-right renewal options. The joint venture extended this loan for one year.

(5)	Comprised of $91.2 million variable rate debt that matures in May 2008 and $11.2 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $13.3 million, $9.7 million and $10.8 million from these services for the years ended December 31, 2007, 2006 and 2005 respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities and other real estate related securities.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  In August 2004, Gramercy sold 12.5 million shares of common stock in its initial public offering at a price of $15.00 per share, for a total offering of $187.5 million.  As part of the offering, which closed on August 2, 2004, we purchased 3,125,000 shares, or 25%, of Gramercy, for a total investment of approximately $46.9 million.  During the term of Gramercy’s amended and restated origination agreement, we have the right to purchase 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  In September 2007, we purchased 1,206,250 shares, or 25%, of Gramercy’s $125.4 million September offering of common stock, for a total investment of approximately $31.7 million.  Effective November 7, 2007, our interest in Gramercy was reduced to approximately 22% as we did not participate in a $100 million private placement by Gramercy in November 2007.  At December 31, 2007, we held 7,624,583 shares of Gramercy’s common stock representing a total investment at book value of approximately $172.6 million.  The market value of our investment in Gramercy was approximately $185.4 million at December 31, 2007.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  The management agreement was further modified in September 2007.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the amended management agreement).  In connection with any and all collateralized debt obligations, or CDO’s, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provides for a collateral manager to be retained, the Manager with respect to such CDO’s and other securitization vehicles, receives management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDO’s may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  For the years ended December 31, 2007, 2006 and 2005 we received an aggregate of approximately $13.1 million, $10.2 million and $6.3 million, respectively, in fees under the management agreement and $4.7 million, $2.9 million and $0.9 million under the collateral management agreement.

In September 2007, the Manager earned a $1.0 million collateral selection fee payable by Nomura International plc. Gramercy purchased $18.0 million of par of the same securities from which the collateral selection fee was earned.  As part of the closing on the securities purchased, Gramercy collected and immediately remitted the fee due to the Manager.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately $13.3 million, $7.6 million and $2.3 million under this agreement for the years ended December 31, 2007, 2006 and 2005 respectively.  The 2007 incentive fees exclude approximately $19.0 million of incentive fees earned upon the sale of a 45% equity interest in One Madison Avenue by Gramercy to us.  We accounted for this incentive fee as a reduction of the basis in One Madison.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards is dependent upon, among other things, tenure of employment and the performance by SL Green Realty Corp. of its investment in Gramercy.  We recorded compensation expense of approximately $2.9 million, $2.0 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005 respectively, related to these awards.  After giving effect to these awards, we own 65.83 units of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units of the Class B limited partner interests and 15.75% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.38 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2007, 2006 and 2005 the Manager received an aggregate of approximately $4.9 million, $3.7 million and $2.3 million, respectively, under the outsourcing and asset servicing agreements.

During the three months ended March 31, 2006, we paid our proportionate share of an advisory fee of approximately $162,500 to Gramercy in connection with a transaction.

In 2006, the Board of Directors of Gramercy elected to make an additional payment of approximately $1.6 million based upon the 2006 performance of Gramercy.

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

See above for a discussion on Gramercy’s tenancy-in-common interests along with us in 55 Corporate Drive, NJ, 2 Herald Square and 885 Third Avenue.  See Notes 3 and 6 for information on the sale of Gramercy’s interest in One Madison Avenue to us.  See Note 5 for information of our structured finance investments in which Gramercy also holds an interest.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006
Assets
Commercial real estate property, net	$6,300,666	$3,760,477
Structured finance investments	3,211,099	2,144,151
Other assets	1,203,259	783,754
Total assets	$10,715,024	$6,688,382

Liabilities and members’ equity
Mortgages payable	$3,650,213	$2,605,023
Other loans	3,085,342	2,156,662
Other liabilities	453,228	141,504
Members’ equity	3,526,241	1,785,193
Total liabilities and members’ equity	$10,715,024	$6,688,382
Company’s net investment in unconsolidated joint ventures	$1,438,123	$686,069

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy, from acquisition date through December 31, 2007 are as follows (in thousands):

	2007	2006	2005
Total revenues	$876,819	$652,240	$501,079
Operating expenses	201,125	143,852	109,566
Real estate taxes	79,182	69,922	63,634
Interest	371,632	241,481	133,723
Depreciation and amortization	108,187	78,545	71,047
Total expenses	760,126	533,800	377,970
Net income before gain on sale	$116,693	$118,440	$123,109
Company’s equity in net income of unconsolidated joint ventures	$46,765	$40,780	$49,349

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the years ended December 31, 2007, 2006 and 2005, the Service Corporation earned approximately $12.9 million, $9.0 million and $10.5 million of revenue and incurred approximately $10.3 million, $7.6 million and $7.9 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, in which eEmerge had a 95% interest and Eureka had a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  In 2000, ENYC entered into a 10-year lease with our operating partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan.  In 2005 ENYC entered into another 10-year lease with our operating partnership for its 21,500 square foot premises at 28 West 44Pth(P) Street, Manhattan.  Allocations of net profits, net losses and distributions ar e made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

The net book value of our investment in eEmerge as of December 31, 2007 and 2006 was approximately $2.9 million and $3.6 million, respectively.

8.  Deferred Costs

Deferred costs at December 31 consisted of the following (in thousands):

	2007	2006
Deferred financing	$66,659	$28,584
Deferred leasing	133,512	115,147
	200,171	143,731
Less accumulated amortization	(65,817)	(45,881)
Total deferred costs	$134,354	$97,850

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2007 and 2006, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2007	2006
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)	11/2010	8.44%	112,694	115,182
673 First Avenue (1)	02/2013	5.67%	33,115	33,816
125 Broad Street (3)	—	—	—	73,985
220 East 42Pnd Street (1)	12/2013	5.24%	206,466	210,000
625 Madison Avenue (1)	11/2015	6.27%	99,775	101,834
55 Corporate Drive	12/2015	5.75%	95,000	95,000
609 Fifth Avenue (1)	10/2013	5.85%	100,591	101,807
609 Partners, LLC	07/2014	5.00%	63,891	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	—
120 West 45th Street (1)	02/2017	6.12%	170,000	—
919 Third Avenue (4)	07/2018	6.87%	231,680	—
300 Main Street	02/2017	5.75%	11,500	—
399 Knollwood Rd	03/2014	5.75%	19,024	—
70 West 36th Street (5)	—	—	—	11,199
500 West Putnam	01/2016	5.52%	25,000	—
141 Fifth Avenue (1) (6)	06/2017	5.70%	25,000	10,457
One Madison Avenue (1) (7)	05/2020	5.91%	673,470	—
Total fixed rate debt			2,437,206	937,171
1551/1555 Broadway	10/2009	6.81%	86,938	78,208
717 Fifth Avenue (8)	09/2008	6.53%	192,500	175,000
Landmark Square (1)	02/2009	6.77%	128,000	—
Total floating rate debt			407,438	253,208

Total mortgage notes payable			$2,844,644	$1,190,379

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended December 31, 2007.
(3)	We sold this property in June 2007.
(4)	We own a 51% interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(5)	We sold this property in March 2007.
(6)	We own a 50% interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(7)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(8)	See Note 3 for a description of our ownership interest in this joint venture property.

In May 2007, the Company repaid, at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

At December 31, 2007 and 2006 the gross book value of the properties collateralizing the mortgage notes was approximately $4.7 billion and $1.6 billion, respectively.

For the years ended December 31, 2007, 2006 and 2005, we incurred approximately $281.7 million, $95.3 million and $76.2 million of interest expense, respectively, excluding approximately $11.4 million, $8.5 million and $6.9 million respectively, which was capitalized.

Mortgage Recording Tax - Hypothecated Loan

We had a credit loan totaling approximately $250.0 million from Wachovia Bank, National Association (“Wachovia”) at December 31, 2006.  This loan was collateralized by the mortgage encumbering our interest in 485 Lexington Avenue.  The loan was also collateralized by an equivalent amount of our cash, which was held by Wachovia and invested in US Treasury securities.  Interest earned on the cash collateral was applied by Wachovia to service the loan with interest rates commensurate with that of a portfolio of six-month US Treasury securities.  We, along with Wachovia, each had the right of offset and, therefore, the loan and the cash collateral were presented on a net basis in the consolidated balance sheet at December 31, 2006.  The purpose of this loan was to preserve mortgage recording tax credits for future potential refinancing for which these credits would be applicable.  At the same time, the underlying mortgage remains a bona-fide debt to Wachovia.  On January 22, 2007, we refinanced 485 Lexington Avenue at which time this $250.0 million mortgage was assigned to the new lender and we repaid an equivalent amount of the loan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2005 unsecured revolving credit facility.  We increased the capacity under the 2005 unsecured revolving credit facility by $300.0 million in January 2007, by $450.0 million in June 2007, and by $250.0 million in October 2007.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $708.5 million outstanding and carried a spread over LIBOR of 80 basis points at December 31, 2007.  Availability under the 2005 unsecured revolving credit facility was further reduced at December 31, 2007 by the issuance of approximately $40.3 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 5.73% for the three months ended December 31, 2007.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

In December 2007, we closed on a $276.7 million ten-year term loan which carries an effective fixed interest rate of 5.19%.  This loan is secured by our interest in 388 and 390 Greenwich Street.  This secured term loan matures in December 2017.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(3)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(19,212)
	$1,793,288

(1)	Assumed as part of the Reckson Merger

(2)

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

(3)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of December 31, 2007 and 2006, we were in compliance with all such covenants.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, secured term loan, trust preferred securities, unsecured notes and our share of joint venture debt as of December 31, 2007, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2008	$24,892	$279,438	$—	$—	$—	$304,330	$451,196
2009	26,750	128,000	—	—	200,000	354,750	438
2010	28,089	104,691	—	—	—	132,780	115,164
2011	26,805	216,656	708,500	—	150,000	1,101,961	72,065
2012	29,846	—	—	—	—	29,846	33,372
Thereafter	218,954	1,760,523	—	100,000	1,719,938	3,799,415	921,011
	$355,336	$2,489,308	$708,500	$100,000	$2,069,938	$5,723,082	$1,593,246

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

Cash and cash equivalents, accounts receivable, accounts payable, and the 2005 unsecured revolving credit facility balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures, the secured term loan and the unsecured notes have an estimated fair value based on discounted cash flow models of approximately $4.7 billion, which was less than the book value of the related fixed rate debt by approximately $69.1 million.  Structured finance investments are carried at amounts, which reasonably approximate their fair value as determined by us.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2007.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12.  Rental Income

The operating partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2008 to 2023.  The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments.  The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.  Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2007 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2008	$723,394	$240,596
2009	747,468	236,219
2010	648,354	210,059
2011	599,971	191,263
2012	556,272	191,119
Thereafter	3,189,666	1,140,069
	$6,465,125	$2,209,325

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

13.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  First Quality also provides additional services directly to tenants on a separately negotiated basis.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007.  We sold this property in March 2007.  We paid Alliance approximately $14.8 million, $13.6 million and $11.0 million for the three years ended December 31, 2007, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 507 square feet of space at 420 Lexington Avenue on a month-to-month basis.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $15,210 per year. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000.  The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate paid to her pursuant to a consulting agreement, which was cancelled in July 2006.

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $297,100 in 2007, $205,000 in 2006, and $209,000 in 2005.

Amounts due from (to) related parties at December 31 consisted of the following (in thousands):

	2007	2006
Due from joint ventures	$6,098	$3,479
Officers and employees	153	153
Other	6,831	3,563
Related party receivables	$13,082	$7,195

Management Indebtedness

In January 2001, Mr. Marc Holliday, then our president, received a non-recourse loan from us in the principal amount of $1.0 million pursuant to his amended and restated employment and non-competition agreement he executed at the time.  This loan bore interest at the applicable federal rate per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  The principal of and interest on this loan was forgivable upon our attainment of specified financial performance goals prior to December 31, 2006, provided that Mr. Holliday remains employed by us until January 17, 2007.  As a result of the performance goals being met, this loan was forgiven in January 2007.  In April 2000, Mr. Holliday received a loan from us in the principal amount of $300,000 with a maturity date of July 2003.  This loan bore interest at a rate of 6.60% per annum and was secured by a pledge of certain of Mr. Holliday’s shares of our common stock.  In May 2002, Mr. Holliday entered into a loan modification agreement with us in order to modify the repayment terms of the $300,000 loan.  Pursuant to the agreement, $100,000 (plus accrued interest thereon) was forgivable on each of January 1, 2004, January 1, 2005 and January 1, 2006, provided that Mr. Holliday remains employed by us through each of such date.  This $300,000 loan was completely forgiven in 2006.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of December 31, 2007, 58,758,622 shares of common stock and no shares of excess stock were issued and outstanding.

In January 2007, we issued approximately 9.0 million shares of our common stock in connection with the Reckson Merger.  These shares had a value of approximately $1.0 billion on the date the merger agreement was executed.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of January 31, 2008, we purchased and settled approximately $188.1 million, or 1,751,000 shares of our common stock at an average price of $107.45 per share.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

During the years ended December 31, 2007 and 2006, approximately 108,000 and 132,000 shares of our common stock were issued and approximately $13.8 million and $13.0 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $0.4 million, $0.65 million and $0.65 million related to this plan was recorded during the years ended December 31, 2007, 2006 and 2005, respectively.

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

After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.  Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment.  On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established.  Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership that, subject to certain conditions, are convertible into shares of the Company’s common stock or cash, at our election.  The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $2.1 million, $2.0 million and $0.3 million of compensation expense during the years ended December 31, 2007, 2006 and 2005, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $2.5 million and $1.1 million of compensation expense during the years ended December 31, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan.

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

During the year ended December 31, 2007, approximately 4,953 phantom stock units were earned.  As of December 31, 2007, there were approximately 15,513 phantom stock units outstanding.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At December 31, 2007, approximately 0.5 million shares of our common stock were reserved for issuance under the 1997 Plan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At December 31, 2007, approximately 4.3 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.1 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

A summary of the status of our stock options as of December 31, 2007, 2006 and 2005 and changes during the years then ended are presented below:

	2007		2006		2005
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,645,643	$58.77	1,731,258	$41.25	2,169,762	$29.39
Granted	531,000	$143.22	403,500	$103.30	466,203	$65.22
Exercised	(348,458)	$36.95	(444,449)	$32.29	(888,374)	$27.34
Lapsed or cancelled	(53,800)	$62.81	(44,666)	$40.58	(16,333)	$38.87
Balance at end of year	1,774,385	$88.21	1,645,643	$58.77	1,731,258	$41.25

Options exercisable at end of year	780,171	$54.00	597,974	$52.72	599,828	$50.57
Weighted average fair value of options granted during the year	$16,619,000		$7,805,000		$3,538,000

The weighted average fair value of restricted stock granted during the year was approximately $56.3 million.

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options outstanding and exercisable was 7.5 years and 6.2 years, respectively.

Earnings Per Share

Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2007	2006	2005
Basic Earnings:
Income available to common stockholders	$640,535	$200,844	$137,544
Effect of Dilutive Securities:
Redemption of units to common shares	26,675	11,436	8,222
Stock options	—	—	—
Diluted Earnings:
Income available to common stockholders	$667,210	$212,280	$145,766

Denominator Weighted Average (Shares)	2007	2006	2005
Basic Shares:
Shares available to common stockholders	58,742	44,593	41,793
Effect of Dilutive Securities:
Redemption of units to common shares	2,446	2,511	2,499
4.0% exchangeable senior debentures	—	—	—
Stock-based compensation plans	697	1,391	1,212
Diluted Shares	61,885	48,495	45,504

15.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of December 31, 2007 and 2006, the minority interest unit holders owned 3.83% (2,340,359 units) and 5.1% (2,693,900 units) of our operating partnership, respectively.  At December 31, 2007, 2,340,359 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

16.  Benefit Plans

The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $9.2 million, $5.5 million and $4.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.  Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

Executive Stock Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  In connection with the Deferred Plan, we issued 435,583, 102,826 and 251,293 restricted shares in 2007, 2006 and 2005, respectively.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  During 2007, 228,515 of these shares had vested and 11,801 had been retired.  We recorded compensation expense of approximately $20.0 million, $9.6 million and $4.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

401(K) Plan

During August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate.  The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code.  The employees’ elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan.  During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee.  During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only.  For 2007 and 2006, a matching contribution equal to 50% of the first 6% of annual compensation was made.  For the years ended December 31, 2007, 2006 and, 2005, we made matching contributions of approximately $457,000, $320,000 and $270,000, respectively.

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

We have entered into employment agreements with certain executives, which expire between December 2008 and December 2010.  The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $3.5 million for 2008.

During March 1998, we acquired an operating sub-leasehold position at 420 Lexington Avenue.  The operating sub-leasehold position requires annual ground lease payments totaling $6.0 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased January 1999).  The ground lease and sub-leasehold positions expire in 2008. In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31, 2029, with an option for further extension through 2080.  Ground lease rent payments through 2029 will total approximately $12.2 million per year. Thereafter, the ground lease will be subject to a revaluation by the parties thereto.

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

The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.7 million annually) with a term expiration of 2020 and with an option to renew for an additional 23 years.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $4.9 million and $4.7 million at December 31, 2007 and 2006, respectively.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2007 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases

2008	$1,416	$34,977
2009	1,416	32,803
2010	1,451	32,362
2011	1,555	29,588
2012	1,555	28,708
Thereafter	48,760	611,036
Total minimum lease payments	56,153	$769,474
Less amount representing interest	(39,611)
Present value of net minimum lease payments	$16,542

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

The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2007.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$(716)
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	(951)
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	23
Interest Rate Cap	$192,500	6.000%	6/2007	1/2008	—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	—

On December 31, 2007, the derivative instruments were reported as an obligation at their fair value of approximately $1.6 million.  This is included in Other Liabilities on the consolidated balance sheet at December 31, 2007.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $4.9 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of its related mortgage obligation from December 2003.  Currently, all of our derivative instruments are designated as effective hedging instruments.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.1 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

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

Our real estate portfolio is primarily located in the geographical markets of New York Metro area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on our structured finance investments.

Selected results of operations for the years ended December 31, 2007, 2006 and 2005, and selected asset information as of December 31, 2007 and 2006, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2007	$925,652	$128,871	$1,054,523
December 31, 2006	407,599	86,228	493,827
December 31, 2005	310,824	57,860	368,684

Income from continuing operations:
Year ended:
December 31, 2007	$90,495	$76,014	$166,509
December 31, 2006	52,216	55,405	107,621
December 31, 2005	67,352	36,503	103,855

Total assets
As of:
December 31, 2007	$10,446,673	$983,405	$11,430,078
December 31, 2006	4,065,074	567,153	4,632,227

Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $105.0 million, $65.7 million and $44.2 million for the years ended December 31, 2007, 2006 and 2005, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years ended December 31,
	2007	2006	2005
Income from continuing operations before minority interest	$158,931	$114,440	$98,137
Equity in net gain on sale of unconsolidated joint venture/ partial interest	31,509	—	11,550
Gain on sale of partial interest	—	3,451	—
Minority interest in operating partnership attributable to continuing operations	(6,107)	(5,060)	(5,023)
Minority interest in other partnerships	(17,824)	(5,210)	(809)
Net income from continuing operations	166,509	107,621	103,855
Income from discontinued operations, net of minority interest	12,151	19,122	19,689
Gain on sale of discontinued operations, net of minority interest	481,750	93,976	33,875
Net income	660,410	220,719	157,419
Preferred stock dividends	(19,875)	(19,875)	(19,875)
Net income available to common stockholders	$640,535	$200,844	$137,544

21.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2007	2006
Issuance of common stock as deferred compensation	$654	$8,215
Redemption of units and dividend reinvestments	24,441	19,448
Derivative instruments at fair value	(9,417)	(231)
Fair value of above- and below- market leases and in-place lease value (SFAS No. 141) in connection with acquisitions	173,358	8,997
Tenant improvements and capital expenditures payable	4,561	12,649
Assumption of joint venture mortgage	676,800	—
Real estate investments consolidated under FIN 46R	85,636	19,163
Transfer of real estate to joint venture	5,018	237,918
Assignment of mortgage to joint venture	27,000	260,859
Assignment of minority interest to joint venture	—	5,750
Issuance of preferred units	1,200	63,891
Common stock issued in connection with the Reckson Merger	1,010,078	—
Assumption of mortgage loans and unsecured notes upon acquisition of real estate	1,548,756	102,000
SFAS 141 mark-to-market of debt assumed	54,270	—
Net operating liabilites assumed	23,474	3,725

22.  Quarterly Financial Data (unaudited)

As a result of the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections,” we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2007.

Quarterly data for the last two years is presented in the tables below (in thousands).

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$263,537	$253,269	$251,811	$285,917
Income net of minority interest and before gain on sale	17,277	20,931	24,436	70,077
Equity in net gain on sale of joint venture property	—	—	—	31,509
Discontinued operations	1,661	2,392	4,508	3,581
Gain on sale of discontinued operations	114,697	80,214	241,906	47,229
Net income before preferred dividends	133,635	103,537	270,850	152,396
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)
Income available to common stockholders	$128,666	$98,568	$265,881	$147,427
Net income per common share-Basic	$2.18	$1.66	$4.47	$2.60
Net income per common share-Diluted	$2.16	$1.64	$4.38	$2.53

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2007

2006 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$145,305	$123,084	$118,544	$107,100
Income net of minority interest and before gain on sale	27,460	23,374	28,531	24,066
Equity in net gain on sale of joint venture property	—	—	—	—
Gain on sale of partial interest	3,451	—	—	—
Discontinued operations	3,416	5,653	5,498	4,635
Gain on sale of discontinued operations	—	94,631	—	—
Net income before preferred dividends	34,327	123,658	34,029	28,701
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)
Income available to common stockholders	$29,358	$118,689	$29,060	$23,732
Net income per common share-Basic	$0.62	$2.62	$0.67	$0.55
Net income per common share-Diluted	$0.62	$2.53	$0.65	$0.54

23.  Subsequent Events

In January 2008, the joint venture that owns 1250 Broadway entered into an agreement to sell the property for $310.0 million.  The sale, which is subject to customary closing conditions, is expected to close during the second quarter of 2008.

In February 2008, we, through our joint venture with Jeff Sutton, acquired the properties located at 182 Broadway and 63 Nassau Street for approximately $26.9 million.  These properties are located adjacent to 180 Broadway which we acquired in August 2007.  We also closed on a $31.0 million loan which bears interest at 225 basis points over the 30-day libor.  The loan has a three year term and two one-year extensions.  We drew down $21.1 million at the closing.

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP will be submitted to our stockholders for approval at our 2008 annual meeting of stockholders.

On November 2, 2007, Gramercy entered into an agreement and plan of merger (the “Merger Agreement”) with American Financial Realty Trust (“AFR”). We have agreed to fund $50.0 million of the up to $850.0 million loan commitment that has been provided to Gramercy in connection with the proposed merger. Contemporaneously with the execution and delivery of the Merger Agreement, AFR entered into a voting agreement with our operating partnership, which currently owns approximately 21.96% of Gramercy’s common stock, pursuant to which our operating partnership agreed to, among other things; vote its shares of Gramercy’s common stock in favor of the issuance of Gramercy’s common stock in the proposed merger. Our operating partnership will not purchase any shares of Gramercy’s common stock in connection with the issuance of Gramercy’s common stock in the proposed merger. As a result, our operating partnership’s current ownership interest in Gramercy will be diluted upon consummation of the merger.  On February 13, 2008, the stockholders of Gramercy and AFR approved the merger, which is expected to be completed during the second half of March 2008.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave.	$33,115	$—	$35,727	$—	$9,779	$—	$45,506	$45,506	$15,358	1928	8/1997	Various
1372 Broadway	—	10,478	42,187	67	19,981	10,545	62,168	72,713	17,416	1926	8/1997	Various
420 Lexington Ave.	112,694	—	107,832	—	69,421	—	177,253	177,253	55,594	1927	3/1998	Various
711 Third Avenue	120,000	19,844	42,499	—	17,900	19,844	60,399	80,243	18,823	1955	5/1998	Various
555 W. 57th Street	—	18,846	78,704	—	17,732	18,846	96,436	115,282	23,508	1971	1/1999	Various
317 Madison Ave.	—	21,205	85,559	—	25,822	21,205	111,381	132,586	22,739	1920	6/2001	Various
220 East 42nd Street	206,466	50,373	203,727	635	17,460	51,008	221,187	272,195	28,742	1929	2/2003	Various
461 Fifth Avenue	—	—	62,695	—	2,687	—	65,382	65,382	7,276	1988	10/2003	Various
750 Third Avenue	—	51,093	205,972	—	9,269	51,093	215,241	266,334	18,915	1958	7/2004	Various
625 Madison Ave.	99,775	—	246,673	—	9,718	—	256,391	256,391	20,933	1956	10/2004	Various
19 West 44th Street	—	15,975	61,713	—	6,525	15,975	68,238	84,213	6,674	1916	6/2005	Various
28 West 44th Street	—	21,102	84,455	—	8,120	21,102	92,575	113,677	7,206	1919	2/2005	Various
1551/1555 Broadway	86,938	17,000	69,932	—	18,903	17,000	88,835	105,835	—	1890/1857	7/2005	Various
141 Fifth Avenue (2)	25,000	2,884	14,532	—	134	2,884	14,666	17,550	1,351	1879	8/2005	Various
27/29 West 34th Street (2)	—	6,052	27,246	—	1,332	6,053	28,578	34,631	1,225	1857/1904	1/2006	Various
485 Lexington Avenue	450,000	77,517	326,825	765	65,376	78,282	392,201	470,483	25,138	1956	12/2004	Various
717 Fifth Avenue (3)	192,500	46,094	207,823	370	58	46,464	207,881	254,345	6,356	1958	9/2006	Various
55 Corporate Drive	95,000	16,871	67,496	—	10,864	16,871	78,360	95,231	2,251	1987	6/2006	Various
609 Fifth Avenue	164,482	36,677	145,954	—	1,049	36,677	147,003	183,680	5,576	1925	6/2006	Various
1 Madison Avenue	673,470	172,641	654,394	—	2,413	172,641	656,807	829,448	6,416	1960	8/2007	Various
331 Madison Avenue	—	14,763	65,241	—	190	14,763	65,431	80,194	1,357	1923	4/2007	Various
333 West 34th Street	—	36,711	146,880	—	39	36,711	146,919	183,630	2,141	1954	6/2007	Various
120 West 45th Street	170,000	62,624	258,336	—	124	62,623	258,460	321,083	5,888	1998	1/2007	Various
810 Seventh Avenue	—	114,077	476,386	—	545	114,077	476,931	591,008	10,981	1970	1/2007	Various
919 Third Avenue	231,680	223,529	1,033,198	—	605	223,529	1,033,803	1,257,332	21,303	1970	1/2007	Various
1185 Avenue of the Americas	—	—	728,213	—	3,561	—	731,774	731,774	16,682	1969	1/2007	Various
1350 Avenue of the Americas	—	91,038	380,744	—	2,789	91,038	383,533	474,571	8,629	1966	1/2007	Various
1100 King Street - 1-7 International Drive	—	49,392	104,376	—	17	49,392	104,393	153,785	2,309	1983/1986	1/2007	Various
100 White Plains Road (4)	—	161	720	—	—	161	720	881	16	1984	1/2007	Various
120 White Plains Road (4)	—	9,969	41,308	—	116	9,969	41,424	51,393	917	1984	1/2007	Various
520 White Plains Road	—	6,324	26,096	—	526	6,324	26,622	32,946	703	1979	1/2007	Various
115-117 Stevens Avenue	—	5,933	23,826	—	180	5,933	24,006	29,939	667	1984	1/2007	Various
100 Summit Lake Drive	—	10,526	43,955	—	226	10,526	44,181	54,707	1,972	1988	1/2007	Various
200 Summit Lake Drive	—	11,183	48,082	—	74	11,183	48,156	59,339	1,084	1990	1/2007	Various
500 Summit Lake Drive	—	9,777	39,048	—	—	9,777	39,048	48,825	900	1986	1/2007	Various
140 Grand Street	—	6,865	28,264	—	377	6,865	28,641	35,506	675	1991	1/2007	Various
360 Hamilton Avenue	—	29,497	118,250	—	1,298	29,497	119,548	149,045	2,565	2000	1/2007	Various
399 Knollwood Road	19,024	6,409	26,245	—	670	6,409	26,915	33,324	912	1986	1/2007	Various
1-6 Landmark Square	128,000	50,947	195,167	—	2,922	50,947	198,089	249,036	4,315	1973-1984	1/2007	Various
7 Landmark Square	—	2,088	8,444	—	—	2,088	8,444	10,532	158	2007	1/2007	Various
300 Main Street	11,500	3,025	12,889	—	216	3,025	13,105	16,130	343	2002	1/2007	Various
680 Washington Boulevard (4)	—	11,696	45,364	—	504	11,696	45,868	57,564	1,102	1989	1/2007	Various
750 Washington Boulevard (4)	—	16,916	68,849	—	617	16,916	69,466	86,382	1,605	1989	1/2007	Various
1010 Washington Boulevard	—	7,747	30,423	—	553	7,747	30,976	38,723	591	1988	1/2007	Various
1055 Washington Boulevard	—	13,516	53,880	—	—	13,516	53,880	67,396	1,251	1987	6/2007	Various
500 West Putnam Avenue	25,000	11,210	44,782	—	648	11,210	45,430	56,640	806	1973	1/2007	Various
150 Grand Street (2)	—	1,371	5,446	—	1,318	1,371	6,764	8,135	45	1962	1/2007	Various
180 Broadway (2)	—	2,769	11,148	—	27	2,769	11,175	13,944	100	1902	1/2007	Various
400 Summit Lake Drive	—	38,889	—	—	—	38,889	—	38,889	—	—	—	Various
Other (5)	—	1,128	—	—	15,737	1,128	15,737	16,865	—	—	—	Various
	$2,844,644	$1,434,732	$6,837,505	$1,837	$348,422	$1,436,569	$7,185,927	$8,622,496	$381,510	—	—	—

(1)	All properties located in New York, New York
(2)	We own a 50% interest in this property.
(3)	We control a 92% interest in this property.
(4)	We own a 51% interest in this property.
(5)	Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp.

Schedule III-Real Estate And Accumulated Depreciation

December 31, 2007

(Dollars in thousands)

The changes in real estate for the three years ended December 31, 2007 are as follows:

	2007	2006	2005
Balance at beginning of year	$3,055,159	$2,222,922	$1,756,104
Property acquisitions	5,717,116	820,740	435,740
Improvements	93,762	65,006	57,618
Retirements/disposals	(243,578)	(53,509)	(26,540)
Balance at end of year	$8,622,496	$3,055,159	$2,222,922

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2007 was approximately $6.5 billion.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2007, are as follows:

	2007	2006	2005
Balance at beginning of year	$279,436	$219,295	$176,238
Depreciation for year	170,931	66,293	53,434
Retirements/disposals	(68,857)	(6,152)	(10,377)
Balance at end of year	$381,510	$279,436	$219,295

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM  9B.   OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, prior to April 30, 2008 (the “2008 Proxy Statement”), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be set forth in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be set forth under in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2008 Proxy Statement.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1) Consolidated Financial Statements

SL GREEN REALTY CORP.

Report of Independent Registered Public Accounting Firm	51
Consolidated Balance Sheets as of December 31, 2007 and 2006	53
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	54
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	55
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	56
Notes to Consolidated Financial Statements	57

(a)(2) Financial Statement Schedules

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2007	92

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

3.1	Articles of Amendment and Restatement, incorporated by reference to the Company’s Form 8-K dated May 24, 2007, filed with the Commission on May 30, 2007.

3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company’s Form 8-K, dated December 12, 2007, filed with the Commission on December 14, 2007.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock included as an exhibit to Exhibit 4.1.

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

4.5

Indenture dated March 26, 2007, by and among the Company, the Operating Partnership and The Bank of New York, as trustee, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

4.6

Registration Rights Agreement dated March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

4.7	Form of 3.00% Exchangeable Senior Notes due 2027 of the Operating Partnership, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

10.1

First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company’s Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.

10.2

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

10.4

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

10.7	Amended 1997 Stock Option and Incentive Plan incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-89964), filed with the Commission on June 6, 2002.

10.8

Employment and Non-competition Agreement between Stephen L. Green and the Company, dated August 20, 2002 incorporated by reference to the Company’s Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.

10.9

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

10.14

2003 Long-Term OutPerformance Compensation Program, dated April 1, 2003, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 12, 2003.

10.15

Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.16

Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.17

Contract of Sale between Teachers Insurance and Annuity Association of America and 750-485 Fee Owner LLC dated June 15, 2004, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004.

10.18

Purchase, Sale and Contribution Agreement among 625 Madison Avenue Associates, L.P. and SL Green Operating Partnership, L.P. dated August 17, 2004, incorporated by reference to the Company’s Form 10-Q, for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004.

10.19	Independent Directors’ Deferral Plan, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

10.20

Amended and Restated Origination Agreement dated April 19, 2006 by and among Gramercy Capital Corp., GKK Capital L.P. and the Company, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on March 15, 2005.

10.21

Amended and Restated Management Agreement dated April 19, 2006 by and between Gramercy Capital Corp. and GKK Manager LLC, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on April 25, 2006.

10.22

Amended and Restated Asset Servicing Agreement dated April 19, 2006 by and between GKK Manager LLC and SLG Gramercy Services LLC, incorporated by reference to the Company’s Form 8-K dated April 19, 2006, filed with the Commission on April 25, 2006.

10.23

Outsource Agreement dated August 2, 2004 by and between GKK Manager LLC and SLG Operating Partnership, L.P., incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on April 25, 2006.

10.24

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

10.25

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

10.26

Junior Subordinated Indenture between SL Green Operating Partnership, L.P. and JPMorgan Chase Bank, National Association, as trustee dated June 30, 2005, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005.

10.27

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

10.28

Form of SL Green Realty Corp. 2005 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.29

Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 15, 2006, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

10.30

Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 30, 2006, incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.

10.31

Underwriting Agreement, dated November 30, 2006, by and among the Company, the Operating Partnership and Lehman Brothers Inc., as underwriter, incorporated by reference to the Company’s Form 8-K dated November 30, 2006, filed with the Commission on December 5, 2006.

10.32	Form of SL Green Realty Corp. 2006 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company’s 8-K dated October 23, 2006, filed with the Commission on October 27, 2006.

10.33

25% Membership Interests Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.34

75% Membership Interests Purchase Agreement dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.35

First Amendment to 25% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.36

First Amendment to 75% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green realty Corp., incorporated by reference to the Company’s Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.37

First Supplemental Indenture, dated as of January 25, 2007, by and among Reckson Operating Partnership, L.P., Reckson Associates Realty Corp., The Bank of New York and SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.38

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

10.39

First Amendment to Third Amended and Restated Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wells Fargo Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.40

First Amendment to Credit Agreement, dated as of January 24, 2007, by and among SL Green Operating Partnership, L.P., SL Green Realty Corp., the lenders party thereto, and Wachovia Bank, National Association, as agent, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.41

Seventh Amendment to First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., dated as of January 25, 2007, incorporated by reference to the Company’s Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.

10.42

Purchase Agreement dated March 21, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company’s Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.

10.43

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.44

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.45

Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Gregory F. Hughes, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.46

Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company’s Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.

10.47

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

10.48	Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s Form 10-Q dated September 30, 2007, filed with the Commission on November 9, 2007.

10.49	First Amendment to the Amended and Restated Management Agreement, incorporated by reference to the Company’s Form 10-Q dated September 30, 2007, filed with the Commission on November 9, 2007.

10.50	Form of Stock Option award, incorporated by reference to the Company’s Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.

10.51	Form of Restricted Stock Award, incorporated by reference to the Company’s Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.

10.52	Form of Equity Award, incorporated by reference to the Company’s Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.

14.1	The Company’s Code of Business Conduct and Ethics, incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.

21.1	Subsidiaries of the Company, filed herewith.

23.1	Consent of Ernst & Young LLP, filed herewith.

24.1	Power of Attorney (included on signature page).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: February 27, 2008	By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer and Chief Operating Officer

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

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Stephen L. Green	Chairman of the Board of Directors	February 27, 2008
Stephen L. Green

/s/ Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
Marc Holliday

/s/ Gregory F. Hughes	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 27, 2008
Gregory F. Hughes

/s/ John H. Alschuler, Jr.	Director	February 27, 2008
John H. Alschuler, Jr.

/s/ Edwin Thomas Burton, III	Director	February 27, 2008
Edwin Thomas Burton, III

/s/ John S. Levy	Director	February 27, 2008
John S. Levy