Form 10-Q
period 2008-03-31
SL GREEN REALTY CORP
filed 2008-05-12
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 58,370,427 as of April 30, 2008.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,454,060	$1,436,569
Building and improvements	5,994,846	5,924,626
Building leasehold and improvements	1,249,121	1,249,093
Property under capital lease	12,208	12,208
	8,710,235	8,622,496
Less: accumulated depreciation	(432,567)	(381,510)
	8,277,668	8,240,986
Assets held for sale	—	41,568
Cash and cash equivalents	46,793	45,964
Restricted cash	144,127	105,475
Tenant and other receivables, net of allowance of $14,088 and $13,932 in 2008 and 2007, respectively	45,594	49,015
Related party receivables	12,448	13,082
Deferred rents receivable, net of allowance of $12,863 and $13,400 in 2008 and 2007, respectively	150,087	136,595
Structured finance investments, net of discount of $28,716 and $30,783 in 2008 and 2007, respectively	776,488	805,215
Investments in unconsolidated joint ventures	1,431,162	1,438,123
Deferred costs, net	137,079	134,354
Other assets	427,588	419,701
Total assets	$11,449,034	$11,430,078

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,867,593	$2,844,644
Revolving credit facility	720,500	708,500
Term loan and unsecured notes	2,070,127	2,069,938
Accrued interest payable and other liabilities	39,695	45,194
Accounts payable and accrued expenses	135,083	180,898
Deferred revenue/gain	808,262	819,022
Capitalized lease obligation	16,581	16,542
Deferred land leases payable	17,378	16,960
Dividend and distributions payable	51,823	52,077
Security deposits	34,067	35,021
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,861,109	6,888,796

Commitments and Contingencies	—	—

Minority interest in operating partnership	85,201	82,007
Minority interests in other partnerships	636,966	632,400

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,191 and 60,071 issued and outstanding at March 31, 2008 and December 31, 2007, respectively (including 1,907 and 1,312 treasury shares at March 31, 2008 and December 31, 2007, respectively)	602	601
Additional paid-in-capital	2,943,610	2,931,887
Treasury stock at cost	(200,630)	(150,719)
Accumulated other comprehensive income	2,143	4,943
Retained earnings	871,731	791,861
Total stockholders’ equity	3,865,758	3,826,875
Total liabilities and stockholders’ equity	$11,449,034	$11,430,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental revenue, net	$201,395	$147,136
Escalation and reimbursement	31,124	27,195
Preferred equity and investment income	21,306	21,709
Other income	18,442	89,878
Total revenues	272,267	285,918
Expenses
Operating expenses (including approximately $3,571 (2008) and $3,017 (2007) paid to affiliates)	54,050	46,464
Real estate taxes	33,828	29,613
Ground rent	8,249	7,265
Interest	78,518	57,591
Amortization of deferred financing costs	2,046	3,301
Depreciation and amortization	55,448	36,060
Marketing, general and administrative	27,982	34,247
Total expenses	260,121	214,541
Income from continuing operations before equity in net income of unconsolidated joint ventures, minority interest and discontinued operations	12,146	71,377
Equity in net income from unconsolidated joint ventures	19,425	9,354
Income from continuing operations before gain on sale, minority interest and discontinued operations	31,571	80,731
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	—	78,738
Minority interest in other partnerships	(5,979)	(3,922)
Minority interest in operating partnership attributable to continuing operations	(794)	(6,732)
Income from continuing operations	24,798	148,815
Net income from discontinued operations, net of minority interest	70	3,581
Gain on sale of discontinued operations, net of minority interest	105,992	—
Net income	130,860	152,396
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$125,891	$147,427

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.34	$1.19
Net income from discontinued operations, net of minority interest	—	0.06
Gain on sale of discontinued operations, net of minority interest	1.81	—
Gain on sale of unconsolidated joint ventures/ real estate	—	1.35
Net income available to common stockholders	$2.15	$2.60

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.34	$1.18
Net income from discontinued operations, net of minority interest	—	0.06
Gain on sale of discontinued operations, net of minority interest	1.80	—
Gain on sale of unconsolidated joint ventures/ real estate	—	1.29
Net income available to common stockholders	$2.14	$2.53

Dividends per share	$0.7875	$0.70
Basic weighted average common shares outstanding	58,482	56,649
Diluted weighted average common shares and common share equivalents outstanding	61,221	60,930

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$2,931,887	$(150,719)	$4,943	$791,861	$3,826,875
Comprehensive Income:
Net income								130,860	130,860	$130,860
Net unrealized loss on derivative instruments							(2,800)		(2,800)	(2,800)

SL Green’s share of joint venture net unrealized loss on derivative instruments										(5,384)

Preferred dividends								(4,969)	(4,969)
Redemption of units and DRIP proceeds			1		80				80
Deferred compensation plan & stock award, net			104	1	340				341

Amortization of deferred compensation plan					10,786				10,786

Proceeds from stock options exercised			14		517				517
Treasury stock-at cost			(594)			(49,911)			(49,911)
Cash distribution declared ($0.78785 per common share of which none represented a return of capital for federal income tax purposes)								(46,021)	(46,021)

Balance at March 31, 2008	$151,981	$96,321	58,284	$602	$2,943,610	$(200,630)	$2,143	$871,731	$3,865,758	$122,676

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2008	2007
Operating Activities
Net income	$130,860	$152,396
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,494	42,011
Gain on sale of discontinued operations	(110,232)	—
Equity in net income from unconsolidated joint ventures	(19,425)	(9,354)
Equity in net gain on sale of unconsolidated joint ventures	—	(78,738)
Distributions of cumulative earnings from unconsolidated joint ventures/ real estate	26,410	9,995
Minority interests	11,016	10,823
Deferred rents receivable	(12,955)	(8,156)
Other non-cash adjustments	1,448	12,595
Changes in operating assets and liabilities:
Restricted cash – operations	5,676	(19,469)
Tenant and other receivables	3,265	(19,592)
Related party receivables	634	(7,743)
Deferred lease costs	(6,221)	(3,884)
Other assets	(21,604)	(12,237)
Accounts payable, accrued expenses and other liabilities	(51,668)	66,082
Deferred revenue and land lease payable	5,679	518
Net cash provided by operating activities	20,377	135,247
Investing Activities
Acquisitions of real estate property	(32,351)	(3,700,692)
Proceeds from Asset Sale	—	1,964,914
Additions to land, buildings and improvements	(24,250)	(24,251)
Escrowed cash – capital improvements/acquisition deposits	(44,328)	143,518
Investments in unconsolidated joint ventures	(11,662)	(77,570)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	12,741	43,150
Net proceeds from disposition of real estate/ partial interest in property	152,933	58,421
Other investments	(14,956)	(71,265)
Structured finance and other investments net of repayments/participations	3,765	(243,015)
Net cash provided by (used in) investing activities	41,892	(1,906,790)
Financing Activities
Proceeds from mortgage notes payable	30,061	788,870
Repayments of mortgage notes payable	(7,113)	(15,952)
Proceeds from revolving credit facility, term loan and unsecured notes	212,000	1,619,006
Repayments of revolving credit facility and term loan	(200,000)	(708,000)
Proceeds from stock options exercised	598	8,724
Purchases of Treasury Stock	(49,911)	—
Minority interest in other partnerships	5,141	522,798
Dividends and distributions paid	(50,990)	(39,676)
Deferred loan costs and capitalized lease obligation	(1,226)	(21,677)
Net cash (used in) provided by financing activities	(61,440)	2,154,093
Net increase in cash and cash equivalents	829	382,550
Cash and cash equivalents at beginning of period	45,964	117,178
Cash and cash equivalents at end of period	$46,793	$499,728

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of March 31, 2008, minority investors held, in the aggregate, a 3.86% limited partnership interest in the operating partnership.

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

As of March 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.4%
	Unconsolidated properties	9	10,099,000	94.8%

Suburban	Consolidated properties	30	4,925,800	90.3%
	Unconsolidated properties	6	2,941,700	94.6%
		67	32,256,700	95.1%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

We also own investments in nine retail properties encompassing approximately 400,212 square feet, one development property encompassing approximately 85,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of March 31, 2008, we also owned approximately 22% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units, or 65.83%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2008 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  See Note 5, Note 6 and Note 7.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  The interest that we do not own is included in “Minority Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

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

March 31, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $5.8 million and $0.6 million in rental revenue for the three months ended March 31, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $1.7 million and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	March 31, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(20,230)	(9,970)
Net	$216,364	$226,624

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(36,292)	(20,271)
Net	$444,478	$460,499

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $1.2 million and $0.9 million in Federal, state and local tax expense during the three months ended March 2008 and 2007, respectively, of which $0.4 million and $0.6 million, respectively, had been paid.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements.  The adoption of FIN 48 on January 1, 2007 had no impact on our consolidated financial statements.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 13.  We account for this plan under SFAS No. 123-R “Shared Based Payment,” revised, or SFAS No. 123-R.  We adopted SFAS No. 123, “Accounting from Stock-Based Compensation” on January 1, 2003, prior to which we applied Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2008 and 2007.

	2008	2007
Dividend yield	3.37%	2.1%
Expected life of option	5 years	5 years
Risk-free interest rate	4.04%	4.61%
Expected stock price volatility	22.31%	21.48%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 9.6% of our annualized rent, no other tenant in

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

our portfolio accounts for more than 5.9% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2008.  Approximately 7%, 7%, 6%, 6%, 6% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas, One Madison Avenue and 388-390 Greenwich Street, respectively, for the quarter ended March 31, 2008.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2008.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation in order to comply with SFAS No. 144 for discontinued operations presentation.

New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.  In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal year beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on the financial statements.

In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  We do not expect this statement to have a material impact on our financial statements.

3.  Property Acquisitions

In February 2008, we, through our joint venture with Jeff Sutton, acquired the properties located at 182 Broadway and 63 Nassau Street for approximately $30.0 million in the aggregate.  These properties are located adjacent to 180 Broadway which we acquired in August 2007.  As part of the acquisition we also closed on a $31.0 million loan which bears interest at 225 basis points over the 30-day LIBOR.  The loan has a three-year term and two one-year extensions.  We drew down $21.1 million at the closing to pay the balance of the acquisition costs.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the three months ended March 31, 2007 as though the Reckson Merger and the acquisition of the 45% interest in One Madison Avenue were completed on January 1, 2007.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

2007
Pro forma revenues	$334,308
Pro forma net income	$142,050
Pro forma earnings per common share-basic	$2.40
Pro forma earnings per common share and common share equivalents-diluted	$2.34
Pro forma common shares-basic	59,067
Pro forma common share and common share equivalents-diluted	63,347

4.  Property Dispositions and Assets Held for Sale

In January 2008, we sold the fee interest in 440 Ninth Avenue for approximately $160.0 million, excluding closing costs.  The property is approximately 339,000 square feet.  We recognized a gain on sale of approximately $106.0 million.

At March 31, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 110 East 42nd Street, which was sold in June 2007, 292 Madison Avenue, which was sold in August 2007, 470 Park Avenue South, which was sold in November 2007 and 440 Ninth Avenue, which was sold in January 2008.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three months ended March 31, 2008 and 2007 (in thousands).

	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental revenue	$796	$12,257
Escalation and reimbursement revenues	(249)	2,499
Other income	1	48
Total revenues	548	14,804
Operating expense	319	4,945
Real estate taxes	156	2,223
Ground rent	—	—
Interest	—	1,326
Depreciation and amortization	—	2,560
Total expenses	475	11,054
Income from discontinued operations	73	3,750
Gain on disposition of discontinued operations	110,232	—
Minority interest in operating partnership	(4,243)	(169)
Income from discontinued operations, net of minority interest	$106,062	$3,581

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

5.  Structured Finance Investments

During the three months ended March 31, 2008 and 2007, we originated approximately none and $311.4 million in structured finance and preferred equity investments (net of discount), respectively.  In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $32.1 million and $205.0 million in repayments and participations during those periods, respectively.

Preferred equity and investment income consists of the following (in thousands):

	Three Months Ended March 31,
	2008	2007

Preferred Equity and Investment income	$19,148	$19,299
Interest income	2,158	2,410

Total	$21,306	$21,709

As of March 31, 2008 and December 31, 2007, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Mezzanine Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	93,093	92,286	December 2020
Mezzanine Loan (1) (6)	28,500	—	—	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,215	58,173	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,232	38,201	October 2016
Mezzanine Loan (1) (3)	75,000	4,200,000	65,013	64,822	December 2016
Mezzanine Loan (1)	15,000	—	15,000	15,000	February 2010
Mezzanine Loan (3)	9,815	30,000	9,890	9,815	February 2009
Mezzanine Loan (1) (2) (4)	25,000	314,830	27,742	27,742	November 2009
Mezzanine Loan	16,000	90,000	15,651	15,645	August 2017
Mezzanine Loan (3)	12,500	210,000	39,270	38,986	August 2008
Mezzanine Loan (3)(7)	12,500	357,616	11,250	12,500	September 2009
Mezzanine Loan (1)	1,000	—	1,000	1,000	January 2010
Mezzanine Loan	500	—	500	500	December 2009
Mezzanine Loan (1)(8)	14,189	15,661	9,938	9,938	April 2008
Mezzanine Loan (1)(2)	67,000	1,139,000	69,805	67,903	March 2017
Mezzanine Loan (3)	23,145	365,000	23,573	23,145	July 2009
Mezzanine Loan (3)	44,733	1,060,000	45,473	44,733	August 2009
Mezzanine Loan (3)	22,644	7,316,674	22,925	22,644	June 2009
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (5)	4,000	44,000	3,877	3,884	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1) (5)	21,000	115,000	20,855	21,000	November 2009
Junior Participation	12,000	73,000	12,000	12,000	June 2008
Junior Participation	9,948	45,936	6,864	6,864	December 2010
	$671,474	$16,717,217	$667,166	$692,281

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan has been in default since December 2007. We are pursuing our remedies and expect to recover the full value of our investment.
(5)	This is an amortizing loan.
(6)	We took title to the underlying property in January 2008.
(7)	We recorded a loan loss reserve of $1.25 million against this loan.
(8)	We are in discussions with the borrower to settle the loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Preferred Equity Investments

As of March 31, 2008 and December 31, 2007, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.6% (in thousands):

Type	Gross Investment	Senior Financing	2008 Amount Outstanding	2007 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1)	$75,000	$69,724	$82	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1) (2)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity	34,120	190,300	29,240	29,240	March 2010
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
	$189,120	$2,909,024	$109,322	$112,934

(1) This is a fixed rate investment.
(2) Gramercy holds a mezzanine loan on the underlying asset.

At March 31, 2008 and December 31, 2007, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The table below provides general information on each joint venture as of March 31, 2008 (in thousands):

		Ownership	Economic	Square		Acquisition
Property	Partner	Interest	Interest	Feet	Acquired	Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1250 Broadway (3)	SITQ	55.00%	66.18%	670	08/99	$121,500
1515 Broadway (4)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21-25 West 34th Street (5)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (6)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (7)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (8)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (9)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (10)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street (11)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 15.8% of the property’s annualized rent at March 31, 2008.  We do not manage this joint venture.

(3)	As a result of exceeding the performance thresholds set forth in our joint venture agreement with SITQ, our economic stake in the property was increased to 66.175% in August 2006. See Note 19.
(4)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases end between 2008 and 2015, represents approximately 85.7% of this joint venture’s annualized rent at March 31, 2008.

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

(8)	We have the ability to syndicate our interest down to 14.79%.
(9)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(10)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(11)	The property is subject to a 13-year triple-net lease arrangement with a single tenant.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2008 and December 31, 2007, respectively, are as follows (in thousands):

	Maturity	Interest
Property	date	rate (1)	2008	2007

1221 Avenue of the Americas (2)	12/2010	4.66%	$170,000	$170,000
1250 Broadway (3)	08/2008	4.49%	$115,000	$115,000
1515 Broadway (4)	11/2008	4.30%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	6.73%	$20,750	$20,750
Mack-Green joint venture (5)	08/2014	6.15%	$102,302	$102,385
21-25 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	4.79%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	03/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	5.33%	$81,454	$81,265
388 and 390 Greenwich Street	12/2017	5.19%	$560,000	$560,000
16 Court Street	10/2010	5.36%	$81,920	$81,629

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2008.
(2)	This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The loan is subject to one one-year as-of-right renewal extension.  The joint venture extended this loan for one year.

(4)

The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR.  The mortgage is subject to two one-year as-of-right renewal options.  The joint venture extended this loan for one year.

(5)	Comprised of $91.2 million variable rate debt that matures in May 2008 and $11.1 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $4.7 million and $3.0 million from these services for the three months ended March 31, 2008, and 2007, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate specialty finance company that focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity and net lease investments involving commercial properties throughout the United States.  Gramercy also established a real estate securities business that focuses on the acquisition, trading and financing of commercial mortgage backed securities and other real estate related securities.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, we have the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At March 31, 2008, we held 7,624,583 shares, or approximately 22% of Gramercy’s common stock representing a total investment at book value of approximately $158.5 million.  The market value of our investment in Gramercy was approximately $159.6 million at March 31, 2008.  See Note 19.

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009.  The management agreement was further modified in September 2007.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the amended management agreement).  In connection with any and all collateralized debt obligations, or CDO’s, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provides for a collateral manager to be retained, the Manager with respect to such CDO’s and other securitization vehicles, receives management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDO’s may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors has allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to Gramercy.  For the three months ended March 31, 2008 and 2007 we received an aggregate of approximately $4.2 million and $2.7 million, respectively, in fees under the management agreement and $1.3 million and $1.1 million under the collateral management agreement.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by 4 to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately $2.5 million and $2.8 million under this agreement for the three months ended March 31, 2008 and 2007 respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards is dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  We recorded compensation expense of approximately $0.8 million and $0.7 million for the three months ended March 31, 2008 and 2007 respectively, related to these awards.  After giving effect to these awards, we own 65.83 units, or 65.83%, of the Class B limited partner interests and 65.83% of the Manager.  The officers and employees who received these awards own 15.75 units, or 15.75%, of the Class B limited partner interests and 15.75% of the Manager.  See Note 19.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $1.38 million per year, increasing 3% annually over the prior year. For the three months ended March 31, 2008 and 2007 the Manager received an aggregate of approximately $1.3 million and $1.1 million, respectively, under the outsourcing and asset servicing agreements.

All fees earned from Gramercy are included in other income in the Consolidated Statements of Income.

Effective May 1, 2005, Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten.

Gramercy holds tenancy-in-common interests along with us in 55 Corporate Drive, NJ, 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. This transaction is not reflected in the financial statements below.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at March 31, 2008 and December 31, 2007, are as follows (in thousands):

	March 31, 2008	December 31, 2007
Assets
Commercial real estate property, net	$6,266,677	$6,300,666
Structured finance investments	3,194,654	3,211,099
Other assets	1,167,997	1,203,259
Total assets	$10,629,328	$10,715,024

Liabilities and members’ equity
Mortgages payable	$3,650,610	$3,650,213
Other loans	3,088,477	3,085,342
Other liabilities	431,945	453,228
Members’ equity	3,458,296	3,526,241
Total liabilities and members’ equity	$10,629,328	$10,715,024
Company’s net investment in unconsolidated joint ventures	$1,431,116	$1,438,123

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy from acquisition date through March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Total revenues	$255,032	$191,123
Operating expenses	54,190	42,161
Real estate taxes	20,130	20,197
Interest	95,142	76,359
Depreciation and amortization	35,770	22,825
Total expenses	205,232	161,542
Net income before gain on sale	$49,800	$29,581
Company’s equity in net income of unconsolidated joint ventures	$19,425	$9,354

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three months ended March 31, 2008 and 2007, the Service Corporation earned approximately $3.7 million and $3.5 million of revenue and incurred approximately $2.8 million and $2.6 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

8.  Deferred Costs

Deferred costs at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Deferred financing	$67,924	$66,659
Deferred leasing	139,686	133,512
	$207,610	$200,171
Less accumulated amortization	(70,531)	(65,817)
	$137,079	$134,354

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2008 and December 31, 2007, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2008	2007
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)	11/2010	8.44%	112,032	112,694
673 First Avenue (1)	02/2013	5.67%	32,939	33,115
220 East 42nd Street (1)	12/2013	5.24%	205,547	206,466
625 Madison Avenue (1)	11/2015	6.27%	99,240	99,775
55 Corporate Drive (1)	12/2015	5.75%	95,000	95,000
609 Fifth Avenue (1)	10/2013	5.85%	100,272	100,591
609 Partners, LLC (1)	07/2014	5.00%	63,891	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	450,000
120 West 45th Street (1)	02/2017	6.12%	170,000	170,000
919 Third Avenue (1) (3)	07/2018	6.87%	231,048	231,680
300 Main Street (1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd (1)	03/2014	5.75%	18,950	19,024
500 West Putnam (1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (1) (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (1) (5)	05/2020	5.91%	670,874	673,470
Total fixed rate debt			2,431,293	2,437,206
1551/1555 Broadway (1)	10/2009	5.17%	94,700	86,938
717 Fifth Avenue (1) (6)	09/2008	5.00%	192,500	192,500
180/182 Broadway (1) (7)	02/2011	5.37%	21,100	—
Landmark Square (1)	02/2009	5.25%	128,000	128,000
Total floating rate debt			436,300	407,438

Total mortgage notes payable			$2,867,593	$2,844,644

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended March 31, 2008.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	We hold a 92.25% ownership interest in this consolidated joint venture property.
(7)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

At March 31, 2008 and December 31, 2007 the gross book value of the properties collateralizing the mortgage notes was approximately $4.8 billion and $4.7 billion, respectively.

For the three months ended March 31, 2008 and 2007, we incurred approximately $80.6 million and $60.9 million of interest expense, respectively, excluding interest which was capitalized of approximately $1.5 million and $3.9 million, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2005 unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had a balance of $720.5 million and carried a spread over LIBOR of 90 basis points at March 31, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $38.1 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 4.79% for the three months ended March 31, 2008.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This term loan bore interest at a spread ranging from 110 basis points to 140 basis points over LIBOR, based on our leverage ratio. This unsecured term loan was repaid and terminated in March 2007.

We had a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan had a floating rate of 125 basis points over the current LIBOR rate and was scheduled to mature in May 2010.  The secured term loan was repaid and terminated in June 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which was scheduled to mature in January 2010.  This term loan bore interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. This unsecured bridge loan was repaid and terminated in June 2007.

In December 2007, we closed on a $276.7 million ten-year term loan which carries an effective fixed interest rate of 5.19%.  This loan is secured by our interest in 388 and 390 Greenwich Street.  This secured term loan matures in December 2017.

Senior Unsecured Notes

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(3)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(19,023)
	$1,793,477

(1)	Assumed as part of the Reckson Merger.
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

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt and the related payments are classified as interest expense.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, secured term loan, trust preferred securities, unsecured notes and our share of joint venture debt as of March 31, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2008	$18,973	$287,199	$—	$—	$—	$306,172	$451,156
2009	26,750	128,000	—	—	200,000	354,750	438
2010	28,089	104,691	—	—	—	132,780	115,264
2011	26,805	237,756	720,500	—	150,000	1,135,061	72,062
2012	29,846	—	—	—	—	29,846	33,424
Thereafter	218,954	1,760,530	—	100,000	1,720,127	3,799,611	921,011
	$349,417	$2,518,176	$720,500	$100,000	$2,070,127	$5,758,220	$1,593,355

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.6 million and $3.0 million for the three months ended March 31, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000 and $66,000 for the three months ended March 31, 2008 and 2007, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Other

Amounts due from related parties at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Due from joint ventures	$5,801	$6,098
Officers and employees	153	153
Other	6,494	6,831
Related party receivables	$12,448	$13,082

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2008, 58,284,271 shares of common stock and no shares of excess stock were issued and outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of April 30, 2008, we purchased and settled approximately $209.1 million, or 2.0 million shares of our common stock at an average price of $104.13 per share.

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

March 31, 2008

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001.  We registered 3,000,000 shares of our common stock under the DRIP.

During the three months ended March 31, 2008 and 2007, approximately 1,000 and 17,000 shares were issued and approximately $80,000 and $2.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $58,000 and $0.1 million related to this plan was recorded during the three months ended March 31, 2008 and 2007, respectively.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million and $0.5 million of compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $0.6 million of compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the three months ended March 31, 2008, 3,681 phantom stock units were earned.  As of March 31, 2008, there were approximately 19,194 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Employee Stock Purchase Plan

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

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At March 31, 2008, approximately 500,000 shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At March 31, 2008, approximately 3.7 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.3 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of March 31, 2008 and December 31, 2007 and changes during the periods then ended are presented below:

	2008		2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,774,385	$88.21	1,645,643	$58.77
Granted	261,000	$93.40	531,000	$143.22
Exercised	(10,035)	$51.52	(348,458)	$36.95
Lapsed or cancelled	(12,666)	$92.36	(53,800)	$62.81
Balance at end of period	2,012,684	$89.04	1,774,385	$88.21

Options exercisable at end of period	1,082,073	$66.65	780,171	$54.00
Weighted average fair value of options granted during the period	$4,313,600		$16,619,000

The weighted average fair value of restricted stock granted during the three months ended March 31, 2008 was approximately $11.7 million.

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options outstanding and exercisable was 7.6 years and 6.5 years, respectively.

Earnings Per Share

Earnings per share for the three months ended March 31, 2008 and 2007 is computed as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$125,891	$147,427
Effect of Dilutive Securities:
Redemption of units to common shares	5,037	6,900
Stock options	—	—
Diluted Earnings:
Income available to common stockholders	$130,928	$154,327

	Three Months Ended March 31,
	2008	2007
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	58,482	56,649
Effect of Dilutive Securities:
Redemption of units to common shares	2,340	2,652
4.0% exchangeable senior debentures	—	215
Stock-based compensation plans	399	1,414
Diluted Shares	61,221	60,930

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

13.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of March 31, 2008 and December 31, 2007, the minority interest unit holders owned 3.86% (2,339,853 units) and 3.83% (2,340,359 units) of the operating partnership, respectively.  At March 31, 2008, 2,339,853 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2008 (in thousands):

March 31,	Capital lease	Non-cancellable operating leases

2008	$1,061	$26,776
2009	1,416	32,803
2010	1,451	32,362
2011	1,555	29,588
2012	1,555	28,708
Thereafter	48,760	611,036
Total minimum lease payments	55,798	$761,273
Less amount representing interest	(39,217)
Present value of net minimum lease payments	$16,581

15.  Financial Instruments: Derivatives and Hedging

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  SFAS No. 133 may increase or decrease reported net income and stockholders’ equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2008.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$(1,760)
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(2,478)
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	$—
Interest Rate Cap	$192,500	6.000%	6/2007	1/2008	$—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On March 31, 2008, the derivative instruments were reported as an obligation at their fair value of approximately $4.2 million.  This is included in Other Liabilities on the consolidated balance sheet at March 31, 2008.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $2.1 million, including a gain of approximately $7.2 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

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

Selected results of operations for the three months ended March 31, 2008 and 2007, and selected asset information as of March 31, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2008	$250,961	$21,306	$272,267
March 31, 2007	264,209	21,709	285,918

Income from continuing operations before minority interest:
Three months ended:
March 31, 2008	$20,820	$10,751	$31,571
March 31, 2007	72,382	8,349	80,731

Total assets
As of:
March 31, 2008	$10,508,457	$940,577	$11,449,034
December 31, 2007	10,446,673	983,405	11,430,078

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2005 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $28.0 million and $34.2 million for the three months ended March 31, 2008 and 2007, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2008

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007

Income from continuing operations before minority interest	$31,571	$80,731
Gain on sale of unconsolidated joint venture	—	78,738
Minority interest in operating partnership attributable to continuing operations	(794)	(6,732)
Minority interest in other partnerships	(5,979)	(3,922)
Net income from continuing operations	24,798	148,815
Income/ gains from discontinued operations, net of minority interest	70	3,581
Gain on sale of real estate	105,992	—
Net income	130,860	152,396
Preferred stock dividends	(4,969)	(4,969)
Net income available to common stockholders	$125,891	$147,427

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 is presented below (in thousands):

	Three Months Ended March 31,
	2008	2007
Issuance of common stock as deferred compensation	$341	$477
Redemption of units and dividend reinvestments	—	4,254
Derivative instruments at fair value	4,238	(3,531)
Issuance of preferred units	—	1,200
Assumption of mortgage loans and unsecured notes	—	1,523,756
SFAS 141 mark-to-market of debt assumed	—	54,270
Common stock issued in connection with the Reckson Merger	—	1,010,078
Real estate investments consolidated under FIN 46(R)	14,760	—

19.  Subsequent Events

In January 2008, we entered into an agreement to sell the 39-story, 670,000 square foot Class A office tower located at 1250 Broadway in Manhattan to an entity affiliated with Murray Hill Properties for $310.0 million. We expect to recognize an incentive fee of at least $15.0 million upon consummation of the sale which is subject to customary closing conditions, and is expected to close in the second quarter of 2008.

In April 2008, Gramercy closed on its acquisition of American Financial Realty Trust.  We provided $50.0 million of financing to Gramercy in connection with this acquisition.  As a result of this acquisition, the Gramercy board of directors awarded 644,787 shares of Gramercy’s common stock to us.  As of April 30, 2008, we held 8,159,370 shares, or approximately 15.9% of Gramercy’s common stock.

As of May 12, 2008, we acquired an additional 12.42% ownership interest in the Manager increasing our ownership to 78.25% of the Manager.  We also acquired 12.42 units of the Class B limited partner interests increasing our ownership interests to 78.25 units, or 78.25%, of the Class B limited partner interests in Gramercy’s operating partnership.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of March 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.4%
	Unconsolidated properties	9	10,099,000	94.8%

Suburban	Consolidated properties	30	4,925,800	90.3%
	Unconsolidated properties	6	2,941,700	94.6%
		67	32,256,700	95.1%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in nine retail properties encompassing approximately 400,212 square feet, one development property encompassing approximately 85,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of March 31, 2008, we also owned approximately 22% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 65.83 units, or 65.83%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2008.

Results of Operations

Comparison of the three months ended March 31, 2008 to the three months ended March 31, 2007

The following comparison for the three months ended March 31, 2008, or 2008, to the three months ended March 31, 2007, or 2007, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2007 and at March 31, 2008 and total 14 of our 67 consolidated properties, representing approximately 39% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$201.4	$147.1	$54.3	36.9%
Escalation and reimbursement revenue	31.1	27.2	3.9	14.3
Total	$232.5	$174.3	$58.2	33.4%

Same-Store Properties	$96.9	$92.0	$4.9	5.3%
Acquisitions	134.2	80.2	54.0	67.3
Other	1.4	2.1	(0.7)	33.3
Total	$232.5	$174.3	$58.2	33.4%

Occupancy in the Same-Store Properties increased from 95.9% at March 31, 2007 to 97.7% at March 31, 2008.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2008 compared to a partial period or not being included in 2007.

At March 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 34.4% and 19.3% higher, respectively, than then existing in-place fully escalated rents.  Approximately 4.0% of the space leased at our consolidated properties expires during the remainder of 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($4.8 million) and was partially offset by a decrease at the Same-Store Properties ($0.7 million).  The decrease in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($0.3 million) and real estate tax escalations ($0.4 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$19.4	$9.4	$10.0	106.4%
Investment and preferred equity income	21.3	21.7	(0.4)	(1.8)
Other income	18.4	89.9	(71.5)	(79.5)
Total	$59.1	$121.0	$(61.9)	(51.2)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from Gramercy ($0.8 million), 388 Greenwich Street ($4.3 million), 1515 Broadway ($2.0 million), 1250 Broadway ($1.3 million), 521 Fifth Avenue ($0.8 million), 2 Herald Square ($1.5 million) and 885 Third Avenue ($1.9 million).   This was partially offset by lower net income contributions primarily from our investments in 100 Park which is under redevelopment ($1.1 million), 1745 Broadway ($0.5 million) and 1221 Avenue of the Americas ($0.5 million).  Occupancy at our joint venture properties decreased from 96.2% in 2007 to 94.7% in 2008 primarily due to increased vacancy at 100 Park Avenue and 1250 Broadway.  At March 31, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 43.4% and 11.4% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.4% of the space leased at our joint venture properties expires during the remainder of 2008.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income decreased slightly during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $766.6 million and 10.2%, respectively, for 2008 compared to $718.7 million and 9.98%, respectively, for 2007.

The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million).  This was partially offset by fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $1.8 million) and other income ($3.9 million).

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$54.1	$46.5	$7.6	16.3%
Real estate taxes	33.8	29.6	4.2	14.2
Ground rent	8.3	7.3	1.0	13.7
Total	$96.2	$83.4	$12.8	15.4%

Same-Store Properties	$48.3	$45.9	$2.4	5.2%
Acquisitions	46.3	33.6	12.7	37.8
Other	1.6	3.9	(2.3)	(59.0)
Total	$96.2	$83.4	$12.8	15.4%

Same-Store Properties operating expenses, excluding real estate taxes ($0.2 million), increased approximately $2.2 million.  There were increases in payroll expenses ($0.6 million), utilities ($0.3 million), ground rent expense ($1.7 million) and other miscellaneous expenses ($0.2 million), respectively.  This was partially offset by a decrease in repairs and maintenance ($0.3 million) and insurance costs ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.2 million) due to higher assessed property values and the Acquisitions ($4.2 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$80.6	$60.9	$19.7	32.4%
Depreciation and amortization expense	55.4	36.1	19.3	53.5
Marketing, general and administrative expense	28.0	34.2	(6.2)	(18.1)
Total	$164.0	$131.2	$32.8	25.0%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.64% for the quarter ended March 31, 2007 to 5.27% for the quarter ended March 31, 2008.  As a result of the new investment activity, the weighted average debt balance increased from $5.0 billion as of March 31, 2007 to $5.8 billion as of March 31, 2008.

Marketing, general and administrative expenses represented 10.3% of total revenues in 2008 compared to 12.0% in 2007.  The decrease is primarily due to higher compensation cost in 2007 associated with amended and restated employment agreements entered into with certain of our executive officers.

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

Cash and cash equivalents were $46.8 million and $499.7 million at March 31, 2008 and 2007, respectively, representing a decrease of $452.9 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2008	2007	Increase (Decrease)

Net cash provided by operating activities	$20,377	$135,247	$(114,870)
Net cash provided by (used in) investing activities	$41,892	$(1,906,790)	$1,948,682
Net cash (used in) provided by financing activities	$(61,440)	$2,154,093	$(2,215,533)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2008 our portfolio was 95.1% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt.  During the three months ended March 31, 2008, when compared to the three months ended March 31, 2007, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$3,668,342
Escrow cash-capital improvements/acquisition deposits	(187,846)
Joint venture investments	65,908
Distributions from joint ventures	(30,409)
Proceeds from sales of real estate	94,512
Structured finance and other investments	303,089
Net proceeds from Asset Sale	(1,964,914)

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common or preferred stock. During the three months ended March 31, 2008, when compared to the three months ended March 31, 2007, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(2,165,815)
Repayments under our debt obligations	516,839
Minority interest in other partnerships and other financing activities	(505,332)
Repurchases of common stock	(49,911)
Dividends and distributions paid	(11,314)

Capitalization

As of March 31, 2008, we had 58,284,271 shares of common stock, 2,339,853 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of April 30, 2008, we purchased and settled approximately $209.1 million, or 2.0 million shares of our common stock, at an average price of $104.13 per share.

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

During the three months ended March 31, 2008 and 2007, approximately 1,000 and 17,000 shares were issued and approximately $80,000 and $2.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $58,000 and $0.1 million related to this plan was recorded during the three months ended March 31, 2008 and 2007, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.5 million and $0.5 million of compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan will share in a “performance pool” if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant’s award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool.  Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant’s participation agreement.  Individual awards will be made in the form of LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock.  This value is payable in cash or, at our election, in shares of common stock.  LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established.  Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis.  The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions will be paid in the form of additional LTIP Units.  Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested.  Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time.  Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $0.6 million of compensation expense during the three months ended March 31, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the three months ended March 31, 2008, approximately 3,681 phantom stock units were earned.  As of March 31, 2008, there were approximately 19,194 phantom stock units outstanding.

Employee Stock Purchase Plan

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

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2008, approximately 3.7 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.3 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At March 31, 2008, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, term loan, unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.6 billion) represented 58.6% of our combined market capitalization of approximately $12.5 billion (based on a common stock price of $81.47 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2008).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, term loan, unsecured notes and trust preferred securities outstanding at March 31, 2008 and December 31, 2007, respectively (dollars in thousands):

Debt Summary:	March 31, 2008	December 31, 2007
Balance
Fixed rate	$4,601,420	$4,607,144
Variable rate — hedged	160,000	160,000
Total fixed rate	4,761,420	4,767,144
Variable rate	804,873	764,011
Variable rate—supporting variable rate assets	191,927	191,927
Total variable rate	996,800	955,938
Total	$5,758,220	$5,723,082

Percent of Total Debt:
Total fixed rate	82.7%	83.3%
Variable rate	17.3%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.35%	5.35%
Variable rate	4.85%	6.57%
Effective interest rate	5.27%	5.66%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (2.70% and 5.32% at March 31, 2008 and 2007, respectively).  Our consolidated debt at March 31, 2008 had a weighted average term to maturity of approximately 8.8 years.

Certain of our structured finance investments, totaling approximately $191.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2008.

Mortgage Financing

As of March 31, 2008, our total mortgage debt (excluding our share of joint venture debt of approximately $1.6 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.96% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 5.13%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $720.5 million outstanding at March 31, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced at March 31, 2008 by the issuance of approximately $38.1 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2007, we closed on a $500.0 million unsecured bridge loan, which was scheduled to mature in January 2010.  This bridge loan bore interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. This unsecured bridge loan was repaid and terminated in June 2007.

In December 2007, we closed on a $276.7 million ten-year term loan which carries an effective fixed interest rate of 5.19%.  This loan is secured by our interest in 388 and 390 Greenwich Street.  This secured term loan matures in December 2017.

Senior Unsecured Notes

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

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(3)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(19,023)
	$1,793,477

(1)	Assumed as part of the Reckson Merger.
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

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and unsecured bonds include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2008 and December 31, 2007, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2008 would increase our annual interest cost by approximately $8.9 million and would increase our share of joint venture annual interest cost by approximately $7.0 million, respectively.

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

Approximately $4.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2008 ranged from LIBOR plus 62 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, term loan, unsecured notes and bonds, trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of March 31, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property Mortgages	$306,172	$154,750	$132,780	$264,561	$29,846	$1,979,484	$2,867,593
Revolving Credit Facility	—	—	—	720,500	—	—	720,500
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Term loan and Unsecured Notes	—	200,000	—	150,000	—	1,720,127	2,070,127
Capital lease	1,061	1,416	1,451	1,555	1,555	48,760	55,798
Ground leases	26,776	32,803	32,362	29,588	28,708	611,036	761,273
Estimated interest expense	297,298	277,498	260,266	225,067	194,284	1,107,641	2,362,054
Joint venture debt	451,156	438	115,264	72,062	33,424	921,011	1,593,355
Total	$1,082,463	$666,905	$542,123	$1,463,333	$287,817	$6,488,059	$10,530,700

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

We estimate that for the nine months ending December 31, 2008, we will incur approximately $112.6 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $32.8 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $3.15 per share, we would pay approximately $183.9 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.6 million and $3.0 million for the three months ended March 31, 2008 and 2007 respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000 and $66,000 for the three months ended March 31, 2008 and 2007, respectively.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) and liability insurance with limits of $200.0 million per location within two property insurance portfolios. The first portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2008.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for the majority of the Suburban properties.  This policy expires on December 31, 2008.  The liability policies expire on October 31, 2008.  The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to, among other things, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses (above $250,000 deductible per occurrence) and a stop loss for aggregate claims that exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

FFO for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income available to common stockholders	$125,891	$147,427
Add:
Depreciation and amortization	55,448	36,060
Minority interest	6,773	10,654
FFO from discontinued operations	73	6,308
FFO adjustment for unconsolidated joint ventures	6,043	5,822
Less:
Income from discontinued operations	(70)	(3,581)
Gain on sale of discontinued operations	(105,992)	—
Equity in net gain on sale of joint venture property/ real estate	—	(78,738)
Depreciation on non-rental real estate assets	(223)	(236)
Funds from Operations - available to all stockholders	$87,943	$123,716
Cash flows provided by operating activities	$20,377	$135,247
Cash flows provided by (used in) investing activities	$41,892	$(1,906,790)
Cash flows (used in) provided by financing activities	$(61,440)	$2,154,093

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2007.  Our exposures to market risk have not changed materially since December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of March 31, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 1A.               RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. In 2008, we purchased approximately 696,000 shares of our common stock at an average price of $83.89 per share.

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

SL GREEN REALTY CORP.

		By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date:	May 12, 2008