Form 10-Q
period 2008-06-30
SL GREEN REALTY CORP
filed 2008-08-08
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 58,150,140 as of July 31, 2008.

SL GREEN REALTY CORP.

PART I.         FINANCIAL INFORMATION

ITEM 1.        Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,483,798	$1,436,569
Building and improvements	6,005,030	5,924,626
Building leasehold and improvements	1,250,378	1,249,093
Property under capital lease	12,208	12,208
	8,751,414	8,622,496
Less: accumulated depreciation	(484,087)	(381,510)
	8,267,327	8,240,986
Assets held for sale	—	41,568
Cash and cash equivalents	53,567	45,964
Restricted cash	101,788	105,475
Tenant and other receivables, net of allowance of $13,241 and $13,932 in 2008 and 2007, respectively	39,351	49,015
Related party receivables	11,682	13,082
Deferred rents receivable, net of allowance of $13,470 and $13,400 in 2008 and 2007, respectively	158,049	136,595
Structured finance investments, net of discount of $26,571 and $30,783 in 2008 and 2007, respectively	839,826	805,215
Investments in unconsolidated joint ventures	1,132,329	1,438,123
Deferred costs, net	141,285	134,354
Other assets	404,383	419,701
Total assets	$11,149,587	$11,430,078

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,867,305	$2,844,644
Revolving credit facility	644,500	708,500
Term loan and unsecured notes	1,793,668	2,069,938
Accrued interest payable and other liabilities	40,867	45,194
Accounts payable and accrued expenses	130,897	180,898
Deferred revenue/gain	789,525	819,022
Capitalized lease obligation	16,621	16,542
Deferred land leases payable	17,468	16,960
Dividend and distributions payable	51,803	52,077
Security deposits	33,595	35,021
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,486,249	6,888,796

Commitments and Contingencies	—	—

Minority interest in operating partnership	88,931	82,007
Minority interests in other partnerships	626,903	632,400

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,397 and 60,071 issued and outstanding at June 30, 2008 and December 31, 2007, respectively (including 2,114 and 1,312 treasury shares at June 30, 2008 and December 31, 2007, respectively)	604	601
Additional paid-in-capital	2,960,245	2,931,887
Treasury stock at cost	(218,775)	(150,719)
Accumulated other comprehensive (loss) income	(7,576)	4,943
Retained earnings	964,704	791,861
Total stockholders’ equity	3,947,504	3,826,875
Total liabilities and stockholders’ equity	$11,149,587	$11,430,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental revenue, net	$200,760	$171,907	$402,155	$319,044
Escalation and reimbursement	31,101	29,284	62,225	56,478
Preferred equity and investment income	18,375	27,432	39,681	49,141
Other income	55,541	23,188	73,983	113,065
Total revenues	305,777	251,811	578,044	537,728
Expenses
Operating expenses (including approximately $3,405, $6,977 (2008) and $3,961, $6,978 (2007) paid to affiliates)	56,949	53,022	110,999	99,487
Real estate taxes	34,076	33,716	67,904	63,329
Ground rent	7,826	7,766	16,075	15,031
Interest	73,833	62,595	152,351	120,186
Amortization of deferred financing costs	1,663	9,242	3,709	12,543
Depreciation and amortization	56,580	43,310	112,028	79,370
Marketing, general and administrative	32,407	24,131	60,389	58,376
Total expenses	263,334	233,782	523,455	448,322
Income from continuing operations before equity in net income of unconsolidated joint ventures, gain on sale, minority interest and discontinued operations	42,443	18,029	54,589	89,406
Equity in net income from unconsolidated joint ventures	17,822	12,059	37,247	21,413
Income from continuing operations before gain on sale, minority interest and discontinued operations	60,265	30,088	91,836	110,819
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	93,481	—	93,481	31,509
Minority interest in other partnerships	(4,191)	(4,655)	(10,169)	(8,578)
Minority interest in operating partnership attributable to continuing operations	(5,716)	(997)	(6,505)	(5,194)
Income from continuing operations	143,839	24,436	168,643	128,556
Net income from discontinued operations, net of minority interest	—	4,508	70	8,090
Gain on sale of discontinued operations, net of minority interest	—	241,906	105,986	286,600
Net income	143,839	270,850	274,699	423,246
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$138,870	$265,881	$264,761	$413,308

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.84	$0.33	$1.18	$1.49
Net income from discontinued operations, net of minority interest	—	0.08	—	0.14
Gain on sale of discontinued operations, net of minority interest	—	4.06	1.81	4.92
Gain on sale of unconsolidated joint ventures/ real estate	1.54	—	1.54	0.54
Net income available to common stockholders	$2.38	$4.47	$4.53	$7.09

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.84	$0.32	$1.18	$1.48
Net income from discontinued operations, net of minority interest	—	0.08	—	0.14
Gain on sale of discontinued operations, net of minority interest	—	3.98	1.80	4.81
Gain on sale of unconsolidated joint ventures/ real estate	1.53	—	1.53	0.50
Net income available to common stockholders	$2.37	$4.38	$4.51	$6.93

Dividends per share	$0.7875	$0.70	$1.575	$1.40
Basic weighted average common shares outstanding	58,329	59,513	58,406	58,258
Diluted weighted average common shares and common share equivalents outstanding	61,014	63,275	61,120	62,215

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C Preferred	Series D Preferred	Common Stock		Additional Paid-	Treasury	Accumulated Other Comprehensive	Retained		Comprehensive
	Stock	Stock	Shares	Par Value	In-Capital	Stock	Income	Earnings	Total	Income

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$2,931,887	$(150,719)	$4,943	$791,861	$3,826,875
Comprehensive Income:
Net income								274,699	274,699	$274,699
Net unrealized loss on derivative instruments							(893)		(893)	(893)

SL Green’s share of joint venture net unrealized loss on derivative instruments							(11,626)		(11,626)	(11,626)

Preferred dividends								(9,938)	(9,938)
Redemption of units and DRIP proceeds			1		160				160
Deferred compensation plan & stock award, net			130	1	398				399

Amortization of deferred compensation plan					20,855				20,855

Proceeds from stock options exercised			195	2	6,945				6,947
Treasury stock-at cost			(802)			(68,056)			(68,056)
Cash distribution declared ($1.575 per common share of which none represented a return of capital for federal income tax purposes)								(91,918)	(91,918)

Balance at June 30, 2008	$151,981	$96,321	58,283	$604	$2,960,245	$(218,775)	$(7,576)	$964,704	$3,947,504	$262,180

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months
	Ended June 30,
	2008	2007
Operating Activities
Net income	$274,699	$423,246
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,737	96,026
Gain on sale of discontinued operations	(110,232)	(299,180)
Equity in net income from unconsolidated joint ventures	(37,247)	(21,413)
Equity in net gain on sale of unconsolidated joint ventures	(93,481)	(31,509)
Distributions of cumulative earnings from unconsolidated joint ventures/ real estate	48,374	22,227
Minority interests	20,922	26,707
Deferred rents receivable	(21,524)	(23,518)
Other non-cash adjustments	5,983	22,212
Changes in operating assets and liabilities:
Restricted cash – operations	504	(13,025)
Tenant and other receivables	7,001	(8,801)
Related party receivables	1,499	(3,748)
Deferred lease costs	(17,883)	(11,288)
Other assets	(7,585)	14,722
Accounts payable, accrued expenses and other liabilities	(52,048)	57,935
Deferred revenue and land lease payable	2,879	(1,122)
Net cash provided by operating activities	137,598	249,471
Investing Activities
Acquisitions of real estate property	(67,751)	(4,045,585)
Proceeds from Asset Sale	—	1,964,914
Additions to land, buildings and improvements	(65,241)	(39,111)
Escrowed cash – capital improvements/acquisition deposits	3,089	123,146
Investments in unconsolidated joint ventures	(18,767)	(192,827)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	416,370	74,743
Net proceeds from disposition of real estate/ partial interest in property	152,933	441,419
Other investments	(16,132)	(63,075)
Structured finance and other investments net of repayments/participations	(58,505)	(220,480)
Net cash provided by (used in) investing activities	345,996	(1,956,856)
Financing Activities
Proceeds from mortgage notes payable	35,826	809,914
Repayments of mortgage notes payable	(13,166)	(118,724)
Proceeds from revolving credit facility, term loan and unsecured notes	592,518	2,352,503
Repayments of revolving credit facility and term loan	(933,167)	(1,754,313)
Proceeds from stock options exercised	7,108	10,507
Purchases of treasury stock	(68,056)	(40,368)
Minority interest in other partnerships	6,691	524,011
Dividends and distributions paid	(101,856)	(85,420)
Deferred loan costs and capitalized lease obligation	(1,889)	(27,603)
Net cash (used in) provided by financing activities	(475,991)	1,670,507
Net increase (decrease) in cash and cash equivalents	7,603	(36,878)
Cash and cash equivalents at beginning of period	45,964	117,178
Cash and cash equivalents at end of period	$53,567	$80,300

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of June 30, 2008, minority investors held, in the aggregate, a 3.86% limited partnership interest in the operating partnership.

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

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of Reckson Strategic Venture Partners, LLC, or RSVP, and other related entities, which were purchased by a 50/50 joint venture comprised of the buyer and an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

As of June 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.9%
	Unconsolidated properties	8	9,429,000	94.8%

Suburban	Consolidated properties	30	4,925,800	90.3%
	Unconsolidated properties	6	2,941,700	94.4%
		66	31,586,700	95.4%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

We also own investments in eight retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of June 30, 2008, we also owned approximately 15.8% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 78.4 units, or 78.4%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

June 30, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $4.0 million, $9.8 million, $0.6 million and $1.3 million in rental revenue for the three and six months ended June 30, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $1.7 million, $3.4 million, $1.6 million and $2.7 million for the three and six months ended June 30, 2008 and 2007, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	June 30, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(32,007)	(9,970)
Net	$204,587	$226,624

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(52,113)	(20,271)
Net	$428,657	$460,499

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately none and $0.9 million in Federal, state and local tax expense during the six months ended June 30, 2008 and 2007, respectively, of which $0.6 million and $0.8 million, respectively, had been paid.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 13.  We account for this plan under SFAS No. 123-R, “Shared Based Payment,” revised, or SFAS No. 123-R.  We adopted SFAS No. 123, “Accounting from Stock-Based Compensation” on January 1, 2003, prior to which we applied Accounting Principals Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the six months ended June 30, 2008 and 2007.

	2008	2007
Dividend yield	3.39%	2.1%
Expected life of option	5 years	5 years
Risk-free interest rate	3.41%	4.61%
Expected stock price volatility	22.41%	21.48%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 9.6% of our annualized rent, no other tenant in

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

our portfolio accounts for more than 5.9% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2008.  Approximately 7%, 6%, 6%, 6% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended June 30, 2008.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the “fair value option”). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  We do not expect this statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact the adoption of this standard will have on our consolidated financial statements.

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

During the second quarter of 2008, we, through a joint venture with NYSTERS, acquired various interests in the fee positions at 919 Third Avenue for approximately $32.8 million.  As a result, our joint venture controls the entire fee position.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the six months ended June 30, 2007 as though the Reckson Merger and the acquisition of the 45% interest in One Madison Avenue were completed on January 1, 2007.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

2007
Pro forma revenues	$600,059
Pro forma net income	$404,956
Pro forma earnings per common share-basic	$6.83
Pro forma earnings per common share and common share equivalents-diluted	$6.66
Pro forma common shares-basic	59,292
Pro forma common share and common share equivalents-diluted	63,420

4.  Property Dispositions and Assets Held for Sale

In January 2008, we sold the fee interest in 440 Ninth Avenue for approximately $160.0 million, excluding closing costs.  The property is approximately 339,000 square feet.  We recognized a gain on sale of approximately $106.0 million.

At June 30, 2008, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 110 East 42nd Street, which was sold in June 2007, 292 Madison Avenue, which was sold in August 2007, 470 Park Avenue South, which was sold in November 2007 and 440 Ninth Avenue, which was sold in January 2008.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and six months ended June 30, 2008 and 2007 (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$—	$11,411	$796	$23,668
Escalation and reimbursement revenues	—	2,421	(249)	4,920
Other income	—	56	1	104
Total revenues	—	13,888	548	28,692
Operating expense	—	4,418	319	9,363
Real estate taxes	—	2,013	156	4,236
Ground rent	—	—	—	—
Interest	—	1,208	—	2,535
Depreciation and amortization	—	1,553	—	4,113
Total expenses	—	9,192	475	20,247
Income from discontinued operations	—	4,696	73	8,445
Gain on disposition of discontinued operations	—	251,950	110,232	299,180
Minority interest in operating partnership	—	(10,232)	(4,249)	(12,935)
Income from discontinued operations, net of minority interest	$—	$246,414	$106,056	$294,690

5.  Structured Finance Investments

During the six months ended June 30, 2008 and 2007, our structured finance and preferred equity investments (net of discounts) increased approximately $77.0 million and $375.2 million, respectively, due to originations and accretion of discounts.  In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $42.4 million and $295.4 million in repayments, participations and loan loss reserves during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Preferred equity and investment income consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Preferred Equity and Investment income	$17,653	$23,854	$36,801	$43,153
Interest income	722	3,578	2,880	5,988

Total	$18,375	$27,432	$39,681	$49,141

As of June 30, 2008 and December 31, 2007, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Other Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	225,000	93,919	92,286	December 2020
Mezzanine Loan (1) (6)	—	—	—	28,500	August 2008
Mezzanine Loan (1)	60,000	205,000	58,259	58,173	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,264	38,201	October 2016
Mezzanine Loan (1) (3)	75,000	4,200,000	67,142	64,822	December 2016
Other Loan (1) (7)	15,000	—	15,201	15,000	May 2011
Whole Loan (3)	9,815	30,000	9,968	9,815	February 2009
Mezzanine Loan (1) (2) (4)	25,000	318,919	27,742	27,742	November 2009
Mezzanine Loan	16,000	90,000	15,657	15,645	August 2017
Mezzanine Loan (3)	41,398	210,000	39,561	38,986	August 2008
Mezzanine Loan (3)(8)	12,500	357,616	10,250	12,500	September 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior participation (1)(9)	14,189	—	7,938	9,938	April 2008
Mezzanine Loan (1) (2)	67,000	1,139,000	71,755	67,903	March 2017
Mezzanine Loan (3)	23,145	365,000	24,018	23,145	July 2009
Mezzanine Loan (3)	44,733	1,060,000	46,245	44,733	August 2009
Mezzanine Loan (3) (10)	22,644	7,316,674	22,219	22,644	June 2009
Junior Participation (1)	37,500	477,500	37,500	37,500	January 2014
Junior Participation (1) (5)	4,000	44,000	3,869	3,884	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1) (5)	21,000	115,000	20,711	21,000	November 2009
Junior Participation (11)	12,000	61,250	10,875	12,000	June 2010
Junior Participation	9,948	45,936	5,528	6,864	December 2010
Junior Participation (12)	50,000	1,863,400	49,965	—	March 2010
Mezzanine Loan	15,000	185,000	15,000	—	May 2011
	$736,872	$18,742,295	$732,586	$692,281

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan has been in default since December 2007. We are pursuing our remedies and expect to recover the full value of our investment.
(5)	This is an amortizing loan.
(6)	We took title to the underlying property in January 2008.
(7)	The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged.
(8)	We recorded a loan loss reserve of $2.25 million against this loan.
(9)	We are in discussions with the borrower to settle the loan. Our partner holds a $12.2 million pair-pasu interest in this loan. We recorded a loan loss reserve of $2.0 million against this loan.
(10)	We recorded a loan loss reserve of $1.0 million against this loan.
(11)	This loan was extended for two years to June 2010.
(12)	Gramercy is the borrower under this loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Preferred Equity Investments

As of June 30, 2008 and December 31, 2007, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.7% (in thousands):

Type	Gross Investment	Senior Financing	2008 Amount Outstanding	2007 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (2)	$—	$—	$—	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1) (3)	51,000	224,000	51,000	51,000	February 2014
Preferred equity (1)	7,000	75,000	7,000	7,000	August 2015
Preferred equity (4)	34,120	196,740	27,240	29,240	March 2010
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
	$114,120	$2,845,740	$107,240	$112,934

(1) This is a fixed rate investment.
(2) This loan was repaid in May 2008.
(3) Gramercy holds a mezzanine loan on the underlying asset.
(4) We recorded a loan loss reserve of $2.0 million against this loan.

At June 30, 2008 and December 31, 2007, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

In May 2008, we, along with our joint venture partner SITQ, closed on the sale of the 39-story, 670,000 square foot Class A office tower located at 1250 Broadway in Manhattan for $310.0 million. We recognized an incentive distribution of approximately $25.0 million in addition to our share of the gain on sale of approximately $93.5 million.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

The table below provides general information on each joint venture as of June 30, 2008 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway (3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street (4)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (5)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (6)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (7)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (8)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (9)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street (10)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street (11)	Sutton	50.00%	50.00%	41	01/06	$30,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 15.6% of the property’s annualized rent at June 30, 2008. We do not manage this joint venture.

(3)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases end between 2008 and 2015, represents approximately 84.5% of this joint venture’s annualized rent at June 30, 2008.

(4)

Effective November 2006, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(5)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity.

(6)

Effective April 1, 2007, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(7)	We have the ability to syndicate our interest down to 14.79%.
(8)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(9)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(10)	The property is subject to a 13-year triple-net lease arrangement with a single tenant.
(11)

Effective May 1, 2008, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2008 and December 31, 2007, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2008	2007

1221 Avenue of the Americas (2)	12/2010	4.19%	$170,000	$170,000
1250 Broadway (3)	08/2008	4.49%	$—	$115,000
1515 Broadway (4)	11/2008	4.30%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	6.73%	$20,750	$20,750
Mack-Green joint venture (5)	08/2014	5.48%	$102,264	$102,385
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	3.68%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	03/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	3.98%	$81,454	$81,265
388 and 390 Greenwich Street (6)	12/2017	5.15%	$1,138,379	$560,000
16 Court Street	10/2010	4.21%	$81,920	$81,629
27-29 West 34th Street (7)	05/2011	4.59%	$34,096	$—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2008.
(2)	This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The loan is subject to one one-year as-of-right renewal extension. The joint venture extended this loan for one year. This loan was repaid in May 2008 in connection with the sale of the property.

(4)

The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to two one-year as-of-right renewal options. The joint venture extended this loan for one year.

(5)	Comprised of $91.2 million variable rate debt that matures in May 2009 and $11.1 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.
(6)	Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans except for $16.0 million of the mortgage which is floating.
(7)	This construction loan facility has a committed amount of $55.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $4.2 million, $8.9 million, $2.5 million and $5.5 million from these services for the three and six months ended June 30, 2008 and 2007, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy.  Gramercy is an integrated commercial real estate specialty finance and property investment company.  Gramercy’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities.  Gramercy’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, we have the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At June 30, 2008, we held 8,119,370 shares, or approximately 15.8% of Gramercy’s common stock representing a total investment at book value of approximately $149.9 million.  The market value of our common stock investment in Gramercy was approximately $94.1 million at June 30, 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further modified in September 2007.  Gramercy pays the Manager an annual management fee equal to 1.75% of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the amended management agreement).  In connection with any and all collateralized debt obligations, or CDO’s, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provides for a collateral manager to be retained, the Manager with respect to such CDO’s and other securitization vehicles, receives management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDO’s may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors has allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to Gramercy.  For the three and six months ended June 30, 2008 and 2007 we received an aggregate of approximately $5.8 million, $10.0 million, $3.1 million and $5.8 million, respectively, in fees under the management agreement and $1.3 million, $2.6 million, $1.1 million and $2.2 million, respectively, under the collateral management agreement.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately $2.6 million, $5.1 million, $3.8 million and $6.6 million under this agreement for the three and six months ended June 30, 2008 and 2007, respectively.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards is dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  We recorded compensation expense of approximately $0.4 million, $1.2 million, $0.7 million and $1.4 million for the three and six months ended June 30, 2008 and 2007, respectively, related to these awards.  The officers and employees who received the awards own 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager.  During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager.  As a result, we own 78.4 units, or 78.4%, of the Class B limited partner interests and 78.4% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2008 and 2007, the Manager received an aggregate of approximately $2.0 million, $3.3 million, $1.2 million and $2.3 million, respectively, under the outsourcing and asset servicing agreements.

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

An affiliate held an investment in Gramercy’s preferred stock with a book value of approximately $980,000 at June 30, 2008.

In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. We provided $50.0 million of financing as part of an $850.0 million loan to Gramercy in connection with this acquisition (See note 6).  As a result of this acquisition, the Gramercy board of directors awarded 644,787 restricted shares of Gramercy’s common stock to us, subject to a one-year vesting period, in respect of services rendered.  We recognized income of approximately $6.6 million from these shares, which was recorded in other income in the accompanying statements of income.

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at June 30, 2008 and December 31, 2007, are as follows (in thousands):

	June 30, 2008	December 31, 2007
Assets
Commercial real estate property, net	$9,336,994	$6,300,666
Structured finance investments	3,035,126	3,211,099
Other assets	1,890,424	1,203,259
Total assets	$14,262,544	$10,715,024

Liabilities and members’ equity
Mortgages payable	$6,552,561	$3,650,213
Other loans	3,097,787	3,085,342
Other liabilities	1,339,521	453,228
Members’ equity	3,272,675	3,526,241
Total liabilities and members’ equity	$14,262,544	$10,715,024
Company’s net investment in unconsolidated joint ventures	$1,143,955	$1,438,123

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy, from acquisition date through June 30, 2008 and 2007, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total revenues	$368,869	215,195	$623,901	$406,319
Operating expenses	111,715	44,256	165,905	86,418
Real estate taxes	30,717	19,797	50,847	39,994
Interest	130,978	89,005	226,120	165,364
Depreciation and amortization	57,064	27,925	92,834	50,750
Total expenses	330,474	180,983	535,706	342,526
Net income before gain on sale	$38,395	$34,212	$88,195	$63,793
Company’s equity in net income of unconsolidated joint ventures	$17,822	$12,059	$37,247	$21,413

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three and six months ended June 30, 2008 and 2007, the Service Corporation earned approximately $3.3 million, $7.0 million, $2.8 million and $6.3 million of revenue and incurred approximately $3.1 million, $5.9 million, $2.1 million and $4.7 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

8.  Deferred Costs

Deferred costs at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Deferred financing	$68,453	$66,659
Deferred leasing	148,088	133,512
	216,541	200,171
Less accumulated amortization	(75,256)	(65,817)
	$141,285	$134,354

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2008 and December 31, 2007, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2008	2007
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)	11/2010	8.44%	111,382	112,694
673 First Avenue (1)	02/2013	5.67%	32,760	33,115
220 East 42nd Street (1)	12/2013	5.24%	204,646	206,466
625 Madison Avenue (1)	11/2015	6.27%	98,696	99,775
55 Corporate Drive (1)	12/2015	5.75%	95,000	95,000
609 Fifth Avenue (1)	10/2013	5.85%	99,965	100,591
609 Partners, LLC (1)	07/2014	5.00%	63,891	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	450,000
120 West 45th Street (1)	02/2017	6.12%	170,000	170,000
919 Third Avenue (1) (3)	07/2011	6.87%	230,174	231,680
300 Main Street (1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd (1)	03/2014	5.75%	18,878	19,024
500 West Putnam (1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (1) (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (1) (5)	05/2020	5.91%	668,348	673,470
Total fixed rate debt			2,425,240	2,437,206
1551/1555 Broadway(1)	10/2009	4.52%	100,381	86,938
717 Fifth Avenue (1) (6)	09/2008	4.17%	192,500	192,500
180/182 Broadway (1) (7)	02/2011	4.91%	21,184	—
Landmark Square (1)	02/2009	4.41%	128,000	128,000
Total floating rate debt			442,065	407,438

Total mortgage notes payable			$2,867,305	$2,844,644

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended June 30, 2008.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	We hold a 92.25% ownership interest in this consolidated joint venture property. The joint venture is in the market to refinance this mortgage.
(7)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

At June 30, 2008 and December 31, 2007 the gross book value of the properties collateralizing the mortgage notes was approximately $4.8 billion and $4.7 billion, respectively.

For the three and six months ended June 30, 2008 and 2007, we incurred approximately $75.5 million, $156.1 million, $71.8 million and $132.7 million of interest expense, respectively, excluding interest which was capitalized of approximately $0.7 million, $2.3 million, $3.8 million and $8.6 million, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2005 unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had a balance of $644.5 million and carried a spread over LIBOR of 90 basis points at June 30, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $37.0 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 3.99% for the three months ended June 30, 2008.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This term loan bore interest at a spread ranging from 110 basis points to 140 basis points over the 30-day LIBOR, based on our leverage ratio. This unsecured term loan was repaid and terminated in March 2007.

We had a $200.0 million five-year non-recourse term loan secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  This term loan had a floating rate of 125 basis points over the 30-day LIBOR and was scheduled to mature in May 2010.  The secured term loan was repaid and terminated in June 2007.

In January 2007, we closed on a $500.0 million unsecured bridge loan, which was scheduled to mature in January 2010.  This term loan bore interest at a spread ranging from 85 basis points to 125 basis points over LIBOR, based on our leverage ratio. This unsecured bridge loan was repaid and terminated in June 2007.

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017 was repaid and terminated in May 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007 (3)	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(18,832)
	$1,793,668

(1)	Assumed as part of the Reckson Merger.
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

(3)

Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt and the related payments are classified as interest expense.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, trust preferred securities, senior unsecured notes (net of discount) and our share of joint venture debt as of June 30, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Unsecured Notes	Total	Joint Venture Debt
2008	$12,921	$192,500	$—	$—	$—-	$205,421	$344,116
2009	26,750	228,381	—	—	200,000	455,131	44,310
2010	28,089	104,691	—	—	—	132,780	115,586
2011	26,805	237,840	644,500	—	150,000	1,059,145	88,798
2012	29,846	—	—	—	—	29,846	33,603
Thereafter	218,952	1,760,530	—	100,000	1,443,668	3,523,150	1,213,658
	$343,363	$2,523,942	$644,500	$100,000	$1,793,668	$5,405,473	$1,840,071

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.4 million, $7.0 million, $4.0 million and $7.0 million for the three and six months ended June 30, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $90,000, $182,000, $67,000 and $133,000 for the three and six months ended June 30, 2008 and 2007, respectively.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2007, our 1604-1610 Broadway joint venture paid approximately $146,500 to Sonnenblick in connection with obtaining a $27.0 million first mortgage and we paid $759,000 in connection with the refinancing of 485 Lexington Avenue.  In 2008, our 1250 Broadway joint venture paid approximately $1.7 million to Sonnenblick in connection with the sale of 1250 Broadway.

In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue and approximately $68,000 in connection with our acquisition of 16 Court Street for $107.5 million.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Other

Amounts due from related parties at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Due from joint ventures	$6,668	$6,098
Officers and employees	153	153
Other	4,861	6,831
Related party receivables	$11,682	$13,082

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2008, 58,283,287 shares of common stock and no shares of excess stock were issued and outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of June 30, 2008, we purchased and settled approximately $218.8 million, or 2.1 million shares of our common stock at an average price of $103.47 per share.

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

June 30, 2008

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001.  We registered 3,000,000 shares of our common stock under the DRIP.

During the six months ended June 30, 2008 and 2007, approximately 1,900 and 48,000 shares were issued and approximately $160,000 and $6.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $58,000, $0.1 million, $0.1 million and $0.2 million related to this plan was recorded during the three and six months ended June 30, 2008 and 2007, respectively.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.7 million, $1.2 million, $0.5 million and $1.0 million of compensation expense during the three and six months ended June 30, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.3 million, $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the six months ended June 30, 2008, approximately 4,353 phantom stock units were earned.  As of June 30, 2008, there were approximately 19,866 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2008, approximately 1,500 shares of our common stock had been issued under the ESPP.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At June 30, 2008, approximately 360,900 shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At June 30, 2008, approximately 3.6 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of June 30, 2008 and December 31, 2007 and changes during the periods then ended are presented below:

	2008		2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,774,385	$88.21	1,645,643	$58.77
Granted	275,500	$92.93	531,000	$143.22
Exercised	(194,680)	$35.98	(348,458)	$36.95
Lapsed or cancelled	(16,666)	$95.85	(53,800)	$62.81
Balance at end of period	1,838,539	$94.28	1,774,385	$88.21

Options exercisable at end of period	963,428	$75.53	780,171	$54.00
Weighted average fair value of options granted during the period	$4,210,000		$16,619,000

The weighted average fair value of restricted stock granted during the six months ended June 30, 2008 was approximately $12.0 million.

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options outstanding and exercisable was 7.6 years and 6.6 years, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Earnings Per Share

Earnings per share for the three and six months ended June 30, 2008 and 2007 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$138,870	$265,881	$264,761	$413,308
Effect of Dilutive Securities:
Redemption of units to common shares	5,571	11,230	10,608	18,128
Stock options		—	—	—
Diluted Earnings:
Income available to common stockholders	$144,441	$277,111	$275,369	$431,436

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	58,329	59,513	58,406	58,258
Effect of Dilutive Securities:
Redemption of units to common shares	2,340	2,471	2,340	2,555
4.0% exchangeable senior debentures	—	116	—	169
Stock-based compensation plans	345	1,175	374	1,233
Diluted Shares	61,014	63,275	61,120	62,215

13.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of June 30, 2008 and December 31, 2007, the minority interest unit holders owned 3.86% (2,339,853 units) and 3.83% (2,340,359 units) of the operating partnership, respectively.  At June 30, 2008, 2,339,853 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2008 (in thousands):

	Capital lease	Non-cancellable operating leases

2008 (remaining six months)	$708	$18,150
2009	1,416	31,953
2010	1,451	31,512
2011	1,555	29,388
2012	1,555	28,638
Thereafter	48,760	607,274
Total minimum lease payments	55,445	$746,915
Less amount representing interest	(38,824)
Present value of net minimum lease payments	$16,621

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

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

The following table summarizes the notional and fair value of our consolidated derivative financial instruments at June 30, 2008.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$(935)
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(1,176)
Interest Rate Cap	$112,700	6.000%	7/2006	8/2008	$—
Interest Rate Cap	$192,500	6.000%	6/2007	9/2008	$—
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On June 30, 2008, the derivative instruments were reported as an obligation at their fair value of approximately $2.1 million.  This is included in Other Liabilities on the consolidated balance sheet at June 30, 2008.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $4.1 million, including the remaining balance on a gain of approximately $4.3 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

Selected results of operations for the three and six months ended June 30, 2008 and 2007, and selected asset information as of June 30, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2008	$277,733	$28,044	$305,777
June 30, 2007	215,180	36,631	251,811

Six months ended:
June 30, 2008	516,982	61,062	578,044
June 30, 2007	471,732	65,996	537,728

Income from continuing operations after minority interest:
Three months ended:
June 30, 2008	$125,190	$18,649	$143,839
June 30, 2007	990	23,446	24,436

Six months ended:
June 30, 2008	127,606	41,037	168,643
June 30, 2007	89,297	39,259	128,556

Total assets
As of:
June 30, 2008	$10,144,687	$1,004,900	$11,149,587
December 31, 2007	10,446,673	983,405	11,430,078

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2005 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $32.4 million, $60.4 million, $24.1 million and $58.4 million for the three and six months ended June 30, 2008 and 2007, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Income from continuing operations before minority interest	$60,265	$30,088	$91,836	$110,819
Gain on sale of unconsolidated joint venture	93,481	—	93,481	31,509
Minority interest in operating partnership attributable to continuing operations	(5,716)	(997)	(6,505)	(5,194)
Minority interest in other partnerships	(4,191)	(4,655)	(10,169)	(8,578)
Net income from continuing operations	143,839	24,436	168,643	128,556
Income/ gains from discontinued operations, net of minority interest	—	246,414	106,056	294,690
Gain on sale of real estate	—	—	—	—
Net income	143,839	270,850	274,699	423,246
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income available to common stockholders	$138,870	$265,881	$264,761	$413,308

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2008

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 is presented below (in thousands):

	Six Months Ended June 30,
	2008	2007
Issuance of common stock as deferred compensation	$399	$536
Redemption of units and dividend reinvestments	160	16,488
Derivative instruments at fair value	2,111	(5,516)
Issuance of preferred units	—	1,200
Assumption of mortgage loans and unsecured notes	—	1,548,756
SFAS 141 mark-to-market of debt assumed	—	54,270
Common stock issued in connection with the Reckson Merger	—	1,010,078
Real estate investments consolidated under FIN 46(R)	14,760	—
Real estate investment deconsolidated under FIN 46(R)	33,756	5,018
Tenant improvements and capital expenditures payable	2,866	16,289
Other non-cash adjustments-financing	(17,788)	—
Assignment of mortgage to joint venture	—	27,000
Net operating liabilities assumed	—	23,474

19.  Subsequent Events

In July 2008, the joint venture that owns the property located at 1372 Broadway entered into an agreement to sell the property for $294.0 million.  The sale, which is subject to customary closing conditions, is expected to close during the third quarter of 2008.

In July 2008, we originated a $135.0 million mezzanine loan.  The loan, which yields 13.5%, will mature in June 2010.  We have syndicated a $15.0 million tranche and expect to syndicate an additional portion of the loan during the third quarter of 2008.

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

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of June 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.9%
	Unconsolidated properties	8	9,429,000	94.8%

Suburban	Consolidated properties	30	4,925,800	90.3%
	Unconsolidated properties	6	2,941,700	94.4%
		66	31,586,700	95.4%

(1) The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of June 30, 2008, we also owned approximately 15.8% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 78.4 units, or 78.4%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

Results of Operations

Comparison of the three months ended June 30, 2008 to the three months ended June 30, 2007

The following comparison for the three months ended June 30, 2008, or 2008, to the three months ended June 30, 2007, or 2007, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2007 and at June 30, 2008 and total 14 of our 52 consolidated properties, representing approximately 39% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$200.8	$171.9	$28.9	16.8%
Escalation and reimbursement revenue	31.1	29.3	1.8	6.1
Total	$231.9	$201.2	$30.7	15.3%

Same-Store Properties	$97.8	$94.1	$3.7	3.9%
Acquisitions	132.5	100.6	31.9	31.7
Other	1.6	6.5	(4.9)	(75.4)
Total	$231.9	$201.2	$30.7	15.3%

Occupancy in the Same-Store Properties increased from 96.1% at June 30, 2007 to 97.8% at June 30, 2008.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2008 compared to a partial period or not being included in 2007.

At June 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 31.3% and 19.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 2.5% of the space leased at our consolidated properties expires during the remainder of 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($0.3 million) and the Same-Store Properties ($1.5 million).  The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($1.3 million) and electric reimbursement ($0.4 million), which were partially offset by a reduction in real estate tax recoveries ($0.2 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$17.8	$12.1	$5.7	47.1%
Investment and preferred equity income	18.4	27.4	(9.0)	(32.9)
Other income	55.5	23.2	32.3	139.2
Total	$91.7	$62.7	$29.0	46.3%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($2.2 million), 1515 Broadway ($4.1 million), 521 Fifth Avenue ($1.1 million), and 885 Third Avenue ($1.7 million).   This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($0.8 million), Gramercy ($3.4 million) and The Meadows ($0.4 million).  Occupancy at our joint venture properties decreased from 97.0% in 2007 to 94.7% in 2008 primarily due to increased vacancy at 100 Park Avenue which was under redevelopment.  At June 30, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 39.7% and 9.4% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.3% of the space leased at our joint venture properties expires during the remainder of 2008.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income decreased during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $823.2 million and 9.7%, respectively, for 2008 compared to $699.6 million and 10.5%, respectively, for 2007.  During 2008, we recorded approximately $6.0 million in loan loss reserves against specific structured finance investments compared to none in 2007.

The increase in other income was primarily due to an incentive distribution earned in 2008 upon the sale of 1250 Broadway (approximately $25.0 million), fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $3.3 million), an equity issuance to us in connection with Gramercy closing its acquisition of AFR ($6.6 million) and other income ($1.7 million).  This was partially offset by incentive and other fee income earned in 2007 ($4.3 million).

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$56.9	$53.0	$3.9	7.4%
Real estate taxes	34.1	33.7	0.4	1.2
Ground rent	7.8	7.8	—	—
Total	$98.8	$94.5	$4.3	4.6%

Same-Store Properties	$48.3	$46.5	$1.8	3.9%
Acquisitions	45.5	42.1	3.4	8.1
Other	5.0	5.9	(0.9)	(15.3)
Total	$98.8	$94.5	$4.3	4.6%

Same-Store Properties operating expenses increased approximately $1.8 million.  There were increases in payroll expenses ($0.2 million), repairs and maintenance ($0.7 million), ground rent expense ($0.9 million) and other miscellaneous expenses ($0.4 million), respectively.  This was partially offset by a decrease in insurance costs ($0.4 million).

The increase in real estate taxes was primarily attributable to the Acquisitions ($0.5 million), but were partially offset by reductions at the Same-Store Properties ($0.1 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$75.5	$71.8	$3.7	5.2%
Depreciation and amortization expense	56.6	43.3	13.3	30.7
Marketing, general and administrative expense	32.4	24.1	8.3	34.4
Total	$164.5	$139.2	$25.3	18.2%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.51% for the quarter ended June 30, 2007 to 5.12% for the quarter ended June 30, 2008.  As a result of the new investment activity, the weighted average debt balance increased from $4.8 billion as of June 30, 2007 to $5.6 billion as of June 30, 2008.

Marketing, general and administrative expenses, or MG&A, represented 10.6% of total revenues in 2008 compared to 9.6% in 2007.  The increase is primarily due to higher compensation cost in 2008 associated with additional personnel hired by GKK Manager in connection with the AFR acquisition which added approximately $3.0 million to MG&A.  MG&A for 2008 also includes a non-recurring expense of approximately $2.0 million for costs incurred in connection with the pursuit of redevelopment projects.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

The following comparison for the six months ended June 30, 2008, or 2008, to the six months ended June 30, 2007, or 2007, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2007 and at June 30, 2008 and total 14 of our 52 consolidated properties, representing approximately 39% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$402.2	$319.0	$83.2	26.1%
Escalation and reimbursement revenue	62.2	56.5	5.7	10.1
Total	$464.4	$375.5	$88.9	23.7%

Same-Store Properties	$194.8	$186.0	$8.8	4.7%
Acquisitions	266.7	186.8	79.9	42.8
Other	2.9	2.7	0.2	7.4
Total	$464.4	$375.5	$88.9	23.7%

Occupancy in the Same-Store Properties increased from 96.1% at June 30, 2007 to 97.8% at June 30, 2008.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2008 compared to a partial period or not being included in 2007.

At June 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 31.3% and 19.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 2.5% of the space leased at our consolidated properties expires during the remainder of 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($5.0 million) and the Same-Store Properties ($0.8 million).  The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($1.0 million) and electric reimbursement ($0.4 million), which were partially offset by a reduction in real estate tax recoveries ($0.6 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$37.2	$21.4	$15.8	73.8%
Investment and preferred equity income	39.7	49.1	(9.4)	(19.1)
Other income	74.0	113.3	(39.3)	(34.7)
Total	$150.9	$183.8	$(32.9)	(17.9)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($6.5 million), 1515 Broadway ($6.1 million), 1250 Broadway ($1.9 million), 521 Fifth Avenue ($1.9 million), 2 Herald Square ($1.7 million) and 885 Third Avenue ($3.6 million).   This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($2.0 million), 1745 Broadway ($0.6 million), Gramercy ($2.6 million) and 1221 Avenue of the Americas ($0.2 million).  Occupancy at our joint venture properties decreased from 97.0% in 2007 to 94.7% in 2008 primarily due to increased vacancy at 100 Park Avenue which was under redevelopment.  At June 30, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 39.7% and 9.4% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.3% of the space leased at our joint venture properties expires during the remainder of 2008.

Investment and preferred equity income decreased during the current period.  The weighted average investment balance outstanding and weighted average yield were $794.9 million and 10.0%, respectively, for 2008 compared to $709.1 million and 10.3%, respectively, for 2007.  During 2008, we recorded approximately $7.3 million in loan loss reserves against specific structured finance investments compared to none in 2007.

The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million).  This was partially offset by increased fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $5.1 million) as well as an incentive distribution earned in 2008 upon the sale of 1250 Broadway ($25.0 million) and an equity issuance to us in connection with Gramercy closing its acquisition of AFR ($6.6 million).

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$111.0	$99.5	$11.5	11.6%
Real estate taxes	67.9	63.3	4.6	7.3
Ground rent	16.1	15.0	1.1	7.3
Total	$195.0	$177.8	$17.2	9.7%

Same-Store Properties	$96.6	$92.4	$4.2	4.6%
Acquisitions	91.8	78.3	13.5	17.2
Other	6.6	7.1	(0.5)	(7.0)
Total	$195.0	$177.8	$17.2	9.7%

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Same-Store Properties operating expenses increased approximately $4.0 million.  There were increases in payroll expenses ($0.6 million), repairs and maintenance ($0.4 million), utilities ($0.2 million), ground rent expense ($2.6 million) and other miscellaneous expenses ($0.9 million), respectively.  This was partially offset by a decrease in insurance costs ($0.7 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.2 million) due to higher assessed property values and the Acquisitions ($4.5 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$156.1	$132.7	$23.4	17.6%
Depreciation and amortization expense	112.0	79.4	32.6	41.1
Marketing, general and administrative expense	60.4	58.4	2.0	3.4
Total	$328.5	$270.5	$58.0	21.4%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.8% for the period ended June 30, 2007 to 5.19% for the period ended June 30, 2008.  As a result of the new investment activity, the weighted average debt balance increased from $4.4 billion as of June 30, 2007 to $5.7 billion as of June 30, 2008.

Marketing, general and administrative expenses, or MG&A, represented 10.5% of total revenues in 2008 compared to 10.9% in 2007.  The change is primarily due to higher compensation cost in 2007 associated with amended and restated employment agreements entered into with certain of our executive officers.  MG&A for 2008 also, includes personnel hired by GKK Manager in connection with the AFR acquisition which added approximately $3.0 million to MG&A.  MG&A for 2008 also includes a non-recurring expense of approximately $2.0 million for costs incurred in connection with the pursuit of redevelopment projects.

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

Cash and cash equivalents were $53.6 million and $80.3 million at June 30, 2008 and 2007, respectively, representing a decrease of $26.7 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2008	2007	Increase (Decrease)

Net cash provided by operating activities	$138,598	$249,471	$(110,873)
Net cash provided by (used in) investing activities	$345,996	$(1,956,856)	$2,302,852
Net cash (used in) provided by financing activities	$(475,991)	$1,670,507	$(2,146,498)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2008 our portfolio was 95.4% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt.  During the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$3,977,834
Escrow cash-capital improvements/acquisition deposits	(146,187)
Joint venture investments	174,060
Distributions from joint ventures	341,627
Proceeds from sales of real estate	(288,486)
Structured finance and other investments	208,918
Net proceeds from Asset Sale	(1,964,914)

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common or preferred stock. During the six months ended June 30, 2008, when compared to the six months ended June 30, 2007, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(2,534,073)
Repayments under our debt obligations	926,704
Minority interest in other partnerships and other financing activities	(495,005)
Repurchases of common stock	(27,688)
Dividends and distributions paid	(16,436)

Capitalization

As of June 30, 2008, we had 58,283,287 shares of common stock, 2,339,853 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of June 30, 2008, we purchased and settled approximately $218.8 million, or 2.1 million shares of our common stock, at an average price of $103.47 per share.

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

During the six months ended June 30, 2008 and 2007, approximately 1,900 and 48,000 shares were issued and approximately $160,000 and $6.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $58,000, $0.1 million, $0.1 million and $0.2 million related to this plan was recorded during the three and six months ended June 30, 2008 and 2007, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.7 million, $1.2 million, $0.5 million and $1.0 million of compensation expense during the three and six months ended June 30, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million $1.3 million, $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the six months ended June 30, 2008, approximately 4,353 phantom stock units were earned.  As of June 30, 2008, there were approximately 19,866 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2008, approximately 1,500 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At June 30, 2008, approximately 3.6 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At June 30, 2008, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 57.9% of our combined market capitalization of approximately $12.5 billion (based on a common stock price of $82.72 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2008).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2008 and December 31, 2007, respectively (dollars in thousands):

Debt Summary:	June 30, 2008	December 31, 2007
Balance
Fixed rate	$4,318,908	$4,607,144
Variable rate — hedged	160,000	160,000
Total fixed rate	4,478,908	4,767,144
Variable rate	684,821	764,011
Variable rate—supporting variable rate assets	239,744	191,927
Total variable rate	924,565	955,938
Total	$5,405,473	$5,723,082

Percent of Total Debt:
Total fixed rate	82.9%	83.3%
Variable rate	17.1%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.36%	5.35%
Variable rate	3.93%	6.57%
Effective interest rate	5.12%	5.66%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (2.46% and 5.32% at June 30, 2008 and 2007, respectively).  Our consolidated debt at June 30, 2008 had a weighted average term to maturity of approximately 8.3 years.

Certain of our structured finance investments, totaling approximately $239.7 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2008.

Mortgage Financing

As of June 30, 2008, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.96% and $0.4 billion of variable rate debt with an effective weighted average interest rate of approximately 4.35%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had $644.5 million outstanding at June 30, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced at June 30, 2008 by the issuance of approximately $37.0 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

We had a $325.0 million unsecured term loan, which was scheduled to mature in August 2009.  This unsecured term loan bore interest at a spread ranging from 110 basis points to 140 basis points over the 30-day LIBOR.  The unsecured term loan was repaid and terminated in March 2007.

We had a $200.0 million five-year non-recourse term loan, secured by a pledge of our ownership interest in 1221 Avenue of the Americas.  The loan was scheduled to mature in May 2010.  This term loan had a floating rate of 125 basis points the 30-day LIBOR.  The secured term loan was repaid and terminated in June 2007.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In January 2007, we closed on a $500.0 million unsecured bridge loan, which was scheduled to mature in January 2010.  This bridge loan bore interest at a spread ranging from 85 basis points to 125 basis points over the 30-day LIBOR, based on our leverage ratio. This unsecured bridge loan was repaid and terminated in June 2007.

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007 (3)	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(18,832)
	$1,793,668

(1)	Assumed as part of the Reckson Merger.
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

(3)

Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances.  The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option.  The notes are redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

On April 27, 2007, the $50.0 million, 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN 46R as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt and the related payments are classified as interest expense.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 90% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2008 would increase our annual interest cost by approximately $8.2 million and would increase our share of joint venture annual interest cost by approximately $6.4 million, respectively.

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

Approximately $4.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2008 ranged from LIBOR plus 62 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, senior unsecured notes and bonds (net of discounts), trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of June 30, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property Mortgages	$205,421	$255,131	$132,780	$264,645	$29,846	$1,979,482	$2,867,305
Revolving Credit Facility	—	—	—	644,500	—	—	644,500
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	200,000	—	150,000	—	1,443,668	1,793,668
Capital lease	708	1,416	1,451	1,555	1,555	48,760	55,445
Ground leases	18,150	31,953	31,512	29,388	28,638	607,274	746,915
Estimated interest expense	274,129	256,033	237,071	206,293	179,933	1,043,117	2,196,576
Joint venture debt	344,116	44,310	115,586	88,798	33,603	1,213,658	1,840,071
Total	$842,524	$788,843	$518,400	$1,385,179	$273,575	$6,435,959	$10,244,480

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

We estimate that for the six months ending December 31, 2008, we will incur approximately $76.5 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $24.4 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $3.15 per share, we would pay approximately $183.2 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.4 million, $7.0 million, $4.0 million and $7.0 million for the three and six months ended June 30, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $90,000, $182,000, $67,000 and $133,000 for the three and six months ended June 30, 2008 and 2007, respectively.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2007, our 1604-1610 Broadway joint venture paid approximately $146,500 to Sonnenblick in connection with obtaining a $27.0 million first mortgage and we paid $759,000 in connection with the refinancing of 485 Lexington Avenue.  In 2008, our 1250 Broadway joint venture paid approximately $1.7 million to Sonnenblick in connection with the sale of 1250 Broadway.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

FFO for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$138,870	$265,881	$264,761	$413,308
Add:
Depreciation and amortization	56,580	43,310	112,028	79,370
Minority interests	9,907	5,652	16,674	13,772
FFO from discontinued operations	—	6,249	73	12,557
FFO adjustment for unconsolidated joint ventures	10,322	5,078	16,364	10,899
Less:
Income from discontinued operations	—	(4,508)	(70)	(8,090)
Gain on sale of discontinued operations	—	(241,906)	(105,986)	(286,600)
Equity in net gain on sale of joint venture property/ real estate	(93,481)	—	(93,481)	(31,509)
Depreciation on non-rental real estate assets	(234)	(243)	(457)	(478)
Funds from Operations - available to all stockholders	$121,964	$79,513	$209,906	$203,229
Cash flows provided by operating activities	$117,221	$114,224	$137,598	$249,471
Cash flows provided by (used in) investing activities	$304,104	$(50,066)	$345,996	$(1,956,856)
Cash flows (used in) provided by financing activities	$(414,551)	$(483,586)	$(475,991)	$1,670,507

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

As of June 30, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

On December 6, 2006, the Company announced that it and Reckson Associates Realty Corp. had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the SL Green/Reckson merger.  The settlement, which has been executed by all parties, and will be presented to the New York court for approval, provides (1) for certain contingent profit sharing participations for Reckson stockholders relating to specified assets, none of which are owned by us, (2) for potential payments to Reckson stockholders of amounts relating to Reckson’s interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by us, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 1A.              RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. During the three and six months ended June 30, 2008, we purchased approximately 207,613 and 938,750 shares of our common stock at an average price of $87.40 and $84.47 per share, respectively.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2008, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class II directors to serve on our Board of Directors until our 2011 annual meeting of stockholders and until their successors are duly elected and qualified; (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008; and (iii) approving and ratifying the adoption of our 2008 Employee Stock Purchase Plan.  The total number of shares of common stock entitled to vote at the Meeting was 58,242,771, of which 51,523,069 shares, or 88.46%, were present in person or by proxy.

The results of the meeting were as follows:

Name of Class I Nominee.	For.	Against.	Withheld.

Marc Holliday	49,607,262	—	1,915,806
John S. Levy	29,149,633	—	22,373,435

There was no solicitation in opposition to the foregoing nominees by stockholders.  The terms of office for Edwin T. Burton, III, our Class I director, and John H. Alschuler, Jr. and Stephen L. Green, our Class III directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008 was approved by our stockholders with 50,615,235 votes “For,” 904,492 votes “Against” and 3,341 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our proxy statement dated April 29, 2008, or the Proxy Statement).

The ratification of our Employee Stock Purchase Plan was approved by our stockholders with 49,259,726 votes “For,” 361,745 votes “Against” and 7,447 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our Proxy Statement).

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

Date: August 8, 2008