Form 10-Q
period 2008-09-30
SL GREEN REALTY CORP
filed 2008-11-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 57,043,374 as of October 31, 2008.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION

ITEM 1.

Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,400,042	$1,436,569
Building and improvements	5,590,822	5,924,626
Building leasehold and improvements	1,251,626	1,249,093
Property under capital lease	12,208	12,208
	8,254,698	8,622,496
Less: accumulated depreciation	(498,885)	(381,510)
	7,755,813	8,240,986
Assets held for sale	120,120	41,568
Cash and cash equivalents	711,147	45,964
Restricted cash	105,834	105,475
Tenant and other receivables, net of allowance of $15,282 and $13,932 in 2008 and 2007, respectively	39,054	49,015
Related party receivables	10,556	13,082
Deferred rents receivable, net of allowance of $13,533 and $13,400 in 2008 and 2007, respectively	152,718	136,595
Structured finance investments, net of discount of $24,335 and $30,783 in 2008 and 2007, respectively	926,931	805,215
Investments in unconsolidated joint ventures	1,139,918	1,438,123
Deferred costs, net	135,949	134,354
Other assets	393,189	419,701
Total assets	$11,491,229	$11,430,078

Liabilities and Stockholders’ Equity
Mortgage notes payable	$2,693,275	$2,844,644
Revolving credit facility	1,288,833	708,500
Term loan and unsecured notes	1,793,860	2,069,938
Accrued interest payable and other liabilities	33,367	45,194
Accounts payable and accrued expenses	154,158	180,898
Deferred revenue/gain	462,734	819,022
Capitalized lease obligation	16,662	16,542
Deferred land leases payable	17,559	16,960
Dividend and distributions payable	51,268	52,077
Security deposits	34,105	35,021
Liabilities related to assets held for sale	309,166	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,954,987	6,888,796
		—
Commitments and Contingencies	—	—

Minority interest in operating partnership	88,460	82,007
Minority interests in other partnerships	556,262	632,400

Stockholders’ Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,400 and 60,071 issued and outstanding at September 30, 2008 and December 31, 2007, respectively (including 2,794 and 1,312 treasury shares at September 30, 2008 and December 31, 2007, respectively)	604	601
Additional paid-in-capital	2,970,757	2,931,887
Treasury stock at cost	(267,327)	(150,719)
Accumulated other comprehensive (loss) income	(13,728)	4,943
Retained earnings	952,912	791,861
Total stockholders’ equity	3,891,520	3,826,875
Total liabilities and stockholders’ equity	$11,491,229	$11,430,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental revenue, net	$199,437	$179,248	$589,508	$487,820
Escalation and reimbursement	32,311	29,365	92,277	83,774
Preferred equity and investment income	23,420	21,848	63,028	70,990
Other income	13,505	14,790	87,424	127,754
Total revenues	268,673	245,251	832,237	770,338
Expenses
Operating expenses (including approximately $3,622, $10,600 (2008) and $3,618, $10,595 (2007) paid to affiliates)	61,134	55,428	169,553	151,842
Real estate taxes	31,546	30,395	96,830	91,415
Ground rent	7,709	8,674	23,784	23,705
Interest	69,118	66,165	214,563	186,351
Amortization of deferred financing costs	1,604	1,652	4,780	14,195
Depreciation and amortization	54,554	47,246	164,137	124,983
Marketing, general and administrative	26,603	22,224	86,992	80,602
Total expenses	252,268	231,784	760,639	673,093
Income from continuing operations before equity in net income of unconsolidated joint ventures, gain on sale, minority interest and discontinued operations	16,405	13,467	71,598	97,245
Equity in net income from unconsolidated joint ventures	12,292	11,302	49,540	32,715
Income from continuing operations before gain on sale, minority interest and discontinued operations	28,697	24,769	121,138	129,960
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	9,533	—	103,014	31,509
Minority interest in other partnerships	1,373	(3,695)	(7,691)	(11,736)
Minority interest in operating partnership attributable to continuing operations	(1,359)	(298)	(7,782)	(5,482)
Income from continuing operations	38,244	20,776	208,679	144,251
Net income (loss) from discontinued operations, net of minority interest	297	2,547	(1,418)	15,525
Gain on sale of discontinued operations, net of minority interest	—	80,214	105,979	367,007
Net income	38,541	103,537	313,240	526,783
Preferred stock dividends	(4,969)	(4,969)	(14,906)	(14,907)
Net income available to common stockholders	$33,572	$98,568	$298,334	$511,876

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.41	$0.27	$1.63	$1.69
Net income (loss) from discontinued operations, net of minority interest	0.01	0.04	(0.02)	0.26
Gain on sale of discontinued operations, net of minority interest	—	1.35	1.81	6.26
Gain on sale of unconsolidated joint ventures/ real estate	0.16	—	1.70	0.52
Net income available to common stockholders	$0.58	$1.66	$5.12	$8.73

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.41	$0.26	$1.62	$1.67
Net income (loss) from discontinued operations, net of minority interest	0.01	0.04	(0.02)	0.26
Gain on sale of discontinued operations, net of minority interest	—	1.34	1.80	6.18
Gain on sale of unconsolidated joint ventures/ real estate	0.16	—	1.69	0.51
Net income available to common stockholders	$0.58	$1.64	$5.09	$8.62

Dividends per share	$0.7875	$0.70	$2.3625	$2.10
Basic weighted average common shares outstanding	58,113	59,432	58,307	58,649
Diluted weighted average common shares and common share equivalents outstanding	60,716	62,411	60,985	61,915

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, and amounts in thousands, except per share data)

	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid In-Capital	Treasury Stock	Comprehensive Income (Loss)	Retained Earnings	Total	Comprehensive Income

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$2,931,887	$(150,719)	$4,943	$791,861	$3,826,875
Comprehensive Income:
Net income								313,240	313,240	$313,240
Net unrealized loss on derivative instruments							(1,361)		(1,361)	(1,361)
SL Green’s share of joint venture net unrealized loss on derivative instruments							(17,310)		(17,310)	(17,310)
Preferred dividends								(14,906)	(14,906)
Redemption of units and DRIP proceeds			1		233				233
Deferred compensation plan & stock award, net			132	1	472				473
Amortization of deferred compensation plan					31,108				31,108
Proceeds from stock options exercised			196	2	7,057				7,059
Treasury stock-at cost			(1,482)			(116,608)			(116,608)
Cash distribution declared ($2.3625 per common share of which none represented a return of capital for federal income tax purposes)								(137,283)	(137,283)

Balance at September 30, 2008	$151,981	$96,321	57,606	$604	$2,970,757	$(267,327)	$(13,728)	$952,912	$3,891,520	$294,569

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months
	Ended September 30,
	2008	2007
Operating Activities
Net income	$313,240	$526,783
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,191	145,983
Gain on sale of discontinued operations	(110,232)	(382,568)
Equity in net income from unconsolidated joint ventures	(49,540)	(32,715)
Equity in net gain on sale of unconsolidated joint ventures	(103,014)	(31,509)
Distributions of cumulative earnings from unconsolidated joint ventures/ real estate	58,404	33,287
Minority interests	19,451	34,105
Deferred rents receivable	(30,206)	(36,358)
Other non-cash adjustments	9,904	30,507
Changes in operating assets and liabilities:
Restricted cash – operations	(2,851)	(15,239)
Tenant and other receivables	4,997	(16,145)
Related party receivables	2,625	(25,755)
Deferred lease costs	(26,849)	(21,944)
Other assets	(24,972)	17,232
Accounts payable, accrued expenses and other liabilities	(31,042)	83,669
Deferred revenue and land lease payable	11,232	9,054
Net cash provided by operating activities	213,338	318,387
Investing Activities
Acquisitions of real estate property	(67,751)	(4,215,109)
Proceeds from Asset Sale	—	1,964,914
Additions to land, buildings and improvements	(92,234)	(57,107)
Escrowed cash – capital improvements/acquisition deposits	1,064	135,054
Investments in unconsolidated joint ventures	(24,050)	(285,355)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	448,305	78,990
Net proceeds from disposition of real estate/ partial interest in property	152,933	872,672
Other investments	(6,892)	(166,030)
Structured finance and other investments net of repayments/participations	(144,566)	(241,867)
Net cash provided by (used in) investing activities	266,809	(1,913,838)
Financing Activities
Proceeds from mortgage notes payable	161,577	809,914
Repayments of mortgage notes payable	(19,316)	(122,455)
Proceeds from revolving credit facility, term loan and unsecured notes	1,560,986	2,956,689
Repayments of revolving credit facility and term loan	(1,257,302)	(2,355,313)
Proceeds from stock options exercised	7,292	10,948
Purchases of treasury stock	(116,608)	(94,071)
Minority interest in other partnerships	8,168	531,808
Dividends and distributions paid	(152,189)	(133,657)
Deferred loan costs and capitalized lease obligation	(7,572)	(27,491)
Net cash provided by financing activities	185,036	1,576,372
Net increase (decrease) in cash and cash equivalents	665,183	(19,079)
Cash and cash equivalents at beginning of period	45,964	117,178
Cash and cash equivalents at end of period	$711,147	$98,099

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of September 30, 2008, minority investors held, in the aggregate, a 3.9% limited partnership interest in the operating partnership.

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

As of September 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.9%
	Unconsolidated properties	8	9,429,000	94.4%

Suburban	Consolidated properties	30	4,925,800	90.6%
	Unconsolidated properties	6	2,941,700	94.1%
		66	31,586,700	95.4%

(1)  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

We also own investments in eight retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of September 30, 2008, we also owned approximately 15.8% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 78.4 units, or 78.4%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

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

September 30, 2008

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $7.3 million, $16.9 million, $1.7 million and $3.0 million in rental revenue for the three and nine months ended September 30, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgage of approximately $1.7 million, $5.1 million, $1.7 million and $4.4 million for the three and nine months ended September 30, 2008 and 2007, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	September 30, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(50,595)	(9,970)
Net	$185,999	$226,624

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(83,587)	(20,271)
Net	$397,183	$460,499

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $0.4 million and $3.0 million in Federal, state and local tax expense during the nine months ended September 30, 2008 and 2007, respectively, of which $0.8 million and $0.8 million, respectively, had been paid.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2008 and 2007.

	2008	2007
Dividend yield	3.40%	2.1%
Expected life of option	5 years	5 years
Risk-free interest rate	3.40%	4.61%
Expected stock price volatility	22.47%	21.48%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 9.5% of our annualized rent, no other tenant in

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

our portfolio accounts for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2008.  Approximately 7%, 6%, 6% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended September 30, 2008.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2008.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Pro Forma

The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2007 as though the Reckson Merger and the acquisition of the 45% interest in One Madison Avenue were completed on January 1, 2007.  The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

2007
Pro forma revenues	$839,639
Pro forma net income	$502,111
Pro forma earnings per common share-basic	$8.46
Pro forma earnings per common share and common share equivalents-diluted	$8.30
Pro forma common shares-basic	59,339
Pro forma common share and common share equivalents-diluted	62,609

4.  Property Dispositions and Assets Held for Sale

In January 2008, we sold the fee interest in 440 Ninth Avenue for approximately $160.0 million, excluding closing costs.  The property is approximately 339,000 square feet.  We recognized a gain on sale of approximately $106.0 million.

In August 2008, we sold 80% of our interest in the joint venture that owns 1551/1555 Broadway to Jeff Sutton for approximately $17.0 million and the right to future asset management, leasing and construction fees.  We recognized a gain on sale of approximately $9.5 million.  As a result of this transaction, we deconsolidated this investment and account for it under the equity method of accounting.  See Note 6.

At September 30, 2008, discontinued operations included the results of operations of real estate assets sold prior to, or held for sale as of, that date.  This included 110 East 42nd Street, which was sold in June 2007, 292 Madison Avenue, which was sold in August 2007, 470 Park Avenue South, which was sold in November 2007, 440 Ninth Avenue, which was sold in January 2008, 1372 Broadway, which was sold in October 2008, and 100/120 White Plains Road, which were sold in October 2008.

The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the three and nine months ended September 30, 2008 and 2007 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Rental revenue	$6,284	$11,657	$19,164	$45,797
Escalation and reimbursement revenues	1,358	2,567	3,367	9,556
Other income	351	250	490	455
Total revenues	7,993	14,474	23,021	55,808
Operating expense	2,117	3,390	5,590	15,825
Real estate taxes	1,278	2,263	4,055	8,809
Ground rent	—	—	—	—
Interest	2,260	3,543	9,698	6,078
Depreciation and amortization	296	2,711	2,741	8,457
Total expenses	5,951	11,907	22,084	39,169
Income from discontinued operations	2,042	2,567	937	16,639
Gain on disposition of discontinued operations	(260)	83,388	109,972	382,568
Minority interest in other partnerships	(1,473)	81	(2,152)	(457)
Minority interest in operating partnership	(12)	(3,275)	(4,196)	(16,218)
Income from discontinued operations, net of minority interest	$297	$82,761	$104,561	$382,532

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

5.  Structured Finance Investments

During the nine months ended September 30, 2008 and 2007, our structured finance and preferred equity investments (net of discounts) increased approximately $230.2 million and $449.8 million, respectively, due to originations and accretion of discounts.  In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger.  There were approximately $108.5 million and $348.6 million in repayments, participations and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

Preferred equity and investment income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Preferred Equity and Investment income	$15,387	$20,276	$52,189	$63,419
Interest income	8,033	1,572	10,839	7,571
Total	$23,420	$21,848	$63,028	$70,990

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

As of September 30, 2008 and December 31, 2007, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 10.37% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Other Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	213,383	94,763	92,286	December 2020
Mezzanine Loan (1) (6)	—	—	—	28,500	—
Mezzanine Loan (1)	60,000	205,000	58,303	58,173	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,298	38,201	October 2016
Mezzanine Loan (1) (3)	75,000	4,215,665	68,605	64,822	December 2016
Other Loan (1) (7)	15,000	—	15,648	15,000	May 2011
Whole Loan (3)	9,815	—	10,047	9,815	February 2009
Mezzanine Loan (1) (2) (4)	25,000	307,987	27,742	27,742	November 2009
Mezzanine Loan	16,000	90,000	15,663	15,645	August 2017
Mezzanine Loan (3)	41,398	221,549	39,862	38,986	August 2009
Mezzanine Loan (3) (8)	—	—	—	12,500	—
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior participation (1) (9)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan (1) (2)	67,000	1,139,000	73,780	67,903	March 2017
Mezzanine Loan (3)	23,145	365,000	24,482	23,145	July 2009
Mezzanine Loan (3)	44,733	1,060,000	45,538	44,733	August 2009
Mezzanine Loan (3)	22,644	7,316,674	23,527	22,644	June 2009
Junior Participation (1) (10)	37,500	—	37,500	37,500	January 2014
Junior Participation (1) (5)	4,000	—	3,860	3,884	August 2010
Junior Participation (1)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (1) (5)	21,000	—	20,564	21,000	November 2009
Junior Participation (11)	12,000	61,250	10,875	12,000	June 2010
Junior Participation	9,948	48,198	5,866	6,864	December 2010
Junior Participation (12)	50,000	2,354,810	49,920	—	March 2010
Mezzanine Loan	15,000	185,000	15,000	—	May 2011
Mezzanine Loan (3)	90,000	325,000	91,155	—	June 2010
Whole Loan (3)	9,375	—	9,363	—	February 2015
Loan loss reserve (13)	—	—	(12,150)	—	—
	$823,747	$18,541,516	$819,149	$692,281

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan has been in default since December 2007. We are pursuing our remedies and expect to recover the full value of our investment.
(5)	This is an amortizing loan. This loan was sold in October 2008.
(6)	We took title to the underlying property in January 2008.
(7)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008.

(8)	We previously recorded a loan loss reserve of $2.25 million against this loan. This loan was repaid in August 2008.
(9)	This loan is in default. We have begun foreclosure proceedings. Our partner holds a $12.2 million pari-pasu interest in this loan.
(10)	This loan was sold in October 2008.
(11)	This loan was extended for two years to June 2010.
(12)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(13)	This represents loan loss reserves recorded during the nine months ended September 30, 2008. It excludes the loan loss reserve described in (8) above.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Preferred Equity Investments

As of September 30, 2008 and December 31, 2007, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.60% (in thousands):

Type	Gross Investment	Senior Financing	2008 Amount Outstanding	2007 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (2)	$—	$—	$—	$3,694	July 2014
Preferred equity (1)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity (1) (3)	51,000	214,942	51,000	51,000	February 2014
Preferred equity (1) (4)	7,000	—	7,000	7,000	August 2015
Preferred equity	34,120	197,282	29,782	29,240	March 2010
Preferred equity (1)	7,000	—	7,000	7,000	June 2009
Loan loss reserve	—	—	(2,000)	—
	$114,120	$2,762,224	$107,782	$112,934

(1) This is a fixed rate investment.
(2) This loan was repaid in May 2008.
(3) Gramercy holds a mezzanine loan on the underlying asset.
(4) This loan was sold in October 2008.

At September 30, 2008 and December 31, 2007, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

The table below provides general information on each joint venture as of September 30, 2008 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway (3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street (4)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (5)	Private Investors	47.34%	47.34%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (6)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (7)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (8)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (9)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street (10)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street (11)	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway (12)	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue (13)	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 15.4% of the property’s annualized rent at September 30, 2008.  We do not manage this joint venture.

(3)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases end between 2008 and 2015, represents approximately 83.6% of this joint venture’s annualized rent at September 30, 2008.

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

(6)

Effective April 2007, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

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
(11)

Effective May 2008, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(12)	Effective August 2008, we deconsolidated this investment. As a result of the sale of 80% of our interest, we were no longer the primary beneficiary under FIN 46(R).
(13)	Effective September 2008, we deconsolidated this investment. As a result of the recapitalization of the property, the joint venture was no longer a VIE under FIN 46(R).

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2008 and December 31, 2007, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2008	2007

1221 Avenue of the Americas (2)	12/2010	4.10%	$170,000	$170,000
1250 Broadway (3)	—	—	$—	$115,000
1515 Broadway (4)	11/2009	3.37%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	6.73%	$20,750	$20,750
Mack-Green joint venture (5)	08/2014	5.33%	$102,230	$102,385
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	3.47%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	3.82%	$83,560	$81,265
388 and 390 Greenwich Street (6)	12/2017	5.17%	$1,138,379	$560,000
16 Court Street	10/2010	4.11%	$83,214	$81,629
27-29 West 34th Street (7)	05/2011	4.58%	$35,449	—
1551-1555 Broadway (8)	10/2009	4.49%	$101,536	—
717 Fifth Avenue (9)	09/2011	4.99%	$245,000	—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2008.
(2)	This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The joint venture extended this loan for one year. This loan was repaid in May 2008 in connection with the sale of the property.

(4)

The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to a one-year as-of-right renewal option. The joint venture extended this loan for another year.

(5)	Comprised of $91.2 million variable rate debt that matures in May 2009 and $11.1 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.
(6)	Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage which is floating.
(7)	This construction loan facility has a committed amount of $55.0 million.
(8)	This construction loan has a committed amount of $138.6 million.
(9)	This loan has a committed amount of $285.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.4 million, $12.9 million, $4.4 million and $10.5 million from these services for the three and nine months ended September 30, 2008 and 2007, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy.  Gramercy is an integrated commercial real estate specialty finance and property investment company.  Gramercy’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities.  Gramercy’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, we have the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At September 30, 2008, we held 8,119,370 shares, or approximately 15.8% of Gramercy’s common stock

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

representing a total investment at book value of approximately $141.5 million.  The market value of our common stock investment in Gramercy was approximately $21.0 million at September 30, 2008.  Management has evaluated its investment in Gramercy in accordance with guidance on fair value accounting.  Notwithstanding these evaluations, we may need to recognize an impairment in the future due to, among other things, the duration of time that the market value is less than the book value of our common stock investment in Gramercy.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting.  In October 2008, the management agreement was amended and restated and certain other agreements were entered into or terminated.  See Note 19-Subsequent Events.

In connection with Gramercy’s initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008.  Gramercy pays the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders’ equity (as defined in the amended and restated management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also pays the Manager a collateral management fee (as defined in the amended management agreement).  In connection with any and all collateralized debt obligations, or CDO’s, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provides for a collateral manager to be retained, the Manager with respect to such CDO’s and other securitization vehicles, receives management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDO’s may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provides for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors has allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee is allocated to Gramercy.  For the three and nine months ended September 30, 2008 and 2007 we received an aggregate of approximately $6.0 million, $15.9 million, $3.3 million and $9.1 million, respectively, in fees under the management agreement and none, $2.6 million, $1.3 million and $3.4 million, respectively, under the collateral management agreement.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for the three months ended September 30, 2008 and will be for all subsequent periods.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

To provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately none, $5.1 million, $3.9 million and $10.5 million under this agreement for the three and nine months ended September 30, 2008 and 2007, respectively.  Amounts payable to the Class B limited partnership interests were waived for the three months ended September 30, 2008.  We have also agreed to waive any amounts payable to the Class B limited partnership interests for the three months ended December 31, 2008.  See Note 19-Subsequent Events.  Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards is dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  We recorded compensation expense of approximately $0.3 million, $1.4 million, $0.7 million and $2.1 million for the three and nine months ended September 30, 2008 and 2007, respectively, related to these awards.  The officers and employees who received the awards own 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager.  During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager.  As a result, we own 78.4 units, or 78.4%, of the Class B limited partner interests and 78.4% of the Manager.

Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2008 and 2007, the Manager received an aggregate of approximately $2.0 million, $5.4 million, $1.4 million and $3.7 million, respectively, under the outsourcing and asset servicing agreements.  Both of these agreements were terminated effective as of September 30, 2008.  See Note 19-Subsequent Events.

All fees earned from Gramercy are included in other income in the Consolidated Statements of Income.

Effective May 1, 2005, Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY.  The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten.  Gramercy also leases approximately 3,200 square feet pursuant to a lease which ends in May 2009.  The annual rent is approximately $171,200.

Gramercy holds tenancy-in-common interests along with us in 55 Corporate Drive, NJ, 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

An affiliate held an investment in Gramercy’s preferred stock with a book value of approximately $980.7 million at September 30, 2008.

In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. We provided $50.0 million of financing as part of an $850.0 million loan to Gramercy in connection with this acquisition (See note 5).  As a result of this acquisition, the Gramercy board of directors awarded 644,787 restricted shares of Gramercy’s common stock to us, subject to a one-year vesting period, in respect of services rendered.  We recognized income of approximately $6.6 million from these shares, which was recorded in other income in the accompanying statements of income.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

The condensed combined balance sheets for the unconsolidated joint ventures, including Gramercy, at September 30, 2008 and December 31, 2007, are as follows (in thousands):

	September 30, 2008	December 31, 2007
Assets
Commercial real estate property, net	$9,596,746	$6,300,666
Structured finance investments	3,088,172	3,211,099
Other assets	1,894,341	1,203,259
Total assets	$14,579,259	$10,715,024

Liabilities and members’ equity
Mortgages payable	$6,891,450	$3,650,213
Other loans	3,093,250	3,085,342
Other liabilities	1,345,726	453,228
Members’ equity	3,248,833	3,526,241
Total liabilities and members’ equity	$14,579,259	$10,715,024
Company’s net investment in unconsolidated joint ventures	$1,139,918	$1,438,123

The condensed combined statements of operations for the unconsolidated joint ventures, including Gramercy, from acquisition date through September 30, 2008 and 2007, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total revenues	$356,450	$233,385	$980,351	$639,704
Operating expenses	106,970	67,115	272,878	153,533
Real estate taxes	28,772	19,375	79,619	59,369
Interest	136,440	104,063	362,560	269,427
Depreciation and amortization	57,007	28,536	149,841	79,286
Total expenses	329,189	219,089	864,898	561,615
Net income before gain on sale	$27,261	$14,296	$115,453	$78,089
Company’s equity in net income of unconsolidated joint ventures	$12,292	$11,302	$49,540	$32,715

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three and nine months ended September 30, 2008 and 2007, the Service Corporation earned approximately $3.0 million, $10.0 million, $3.6 million and $9.9 million of revenue and incurred approximately $2.8 million, $8.7 million, $3.1 million and $7.8 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

In March 2002, we acquired all the voting common stock of eEmerge.  As a result, we control all the common stock of eEmerge.  Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge.  Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

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

8.  Deferred Costs

Deferred costs at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Deferred financing	$63,322	$66,659
Deferred leasing	145,451	133,512
	208,773	200,171
Less accumulated amortization	(72,824)	(65,817)
	$135,949	$134,354

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2008 and December 31, 2007, respectively, were as follows (in thousands):

Property (1)	Maturity Date	Interest Rate (2)	2008	2007
711 Third Avenue	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue	11/2010	8.44%	110,718	112,694
673 First Avenue	02/2013	5.67%	32,578	33,115
220 East 42nd Street	12/2013	5.24%	203,733	206,466
625 Madison Avenue	11/2015	6.27%	98,144	99,775
55 Corporate Drive	12/2015	5.75%	95,000	95,000
609 Fifth Avenue	10/2013	5.85%	99,653	100,591
609 Partners, LLC	07/2014	5.00%	63,891	63,891
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
919 Third Avenue (3)	07/2011	6.87%	229,285	231,680
300 Main Street	02/2017	5.75%	11,500	11,500
399 Knollwood Rd	03/2014	5.75%	18,805	19,024
500 West Putnam	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (5)	05/2020	5.91%	665,784	673,470
Total fixed rate debt			2,419,091	2,437,206
1551/1555 Broadway (6)	—	—	—	86,938
717 Fifth Avenue (6)	—	—	—	192,500
180/182 Broadway (7)	02/2011	4.72%	21,184	—
Landmark Square (8)	02/2009	4.32%	128,000	128,000
28 West 44th Street	08/2013	4.54%	125,000	—
Total floating rate debt			274,184	407,438

Total mortgage notes payable			$2,693,275	$2,844,644

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended September 30, 2008.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	This joint venture was deconsolidated in September 2008. See Note 6.
(7)	We own a 50% interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(8)	This loan has three one-year as-of-right renewal options.

At September 30, 2008 and December 31, 2007 the gross book value of the properties collateralizing the mortgage notes was approximately $4.6 billion and $4.7 billion, respectively.

For the three and nine months ended September 30, 2008 and 2007, we incurred approximately $70.7 million, $219.3 million, $67.8 million and $200.5 million of interest expense, respectively, excluding interest which was capitalized of approximately $0.6 million, $2.2 million, $2.8 million and $9.7 million, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

10.  Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2005 unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had a balance of $1.3 billion and carried a spread over LIBOR of 90 basis points at September 30, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced by the issuance of approximately $29.1 million in letters of credit.  The effective all-in interest rate on the 2005 unsecured revolving credit facility was 3.69% for the three months ended September 30, 2008.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).  During the three months ended September 30, 2008, one of the participating banks in the 2005 unsecured revolving credit facility did not fund its proportionate share of the draw requests submitted by us.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007 (3)	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(18,640)
	$1,793,860

(1)	Assumed as part of the Reckson Merger.
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

In October 2008, we acquired approximately $64.0 million of our 4% exchangeable senior debentures due June 15, 2025.

Restrictive Covenants

The terms of the 2005 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

under FIN46(R) as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, trust preferred securities, senior unsecured notes (net of discount) and our share of joint venture debt as of September 30, 2008, excluding extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Unsecured Notes	Total	Joint Venture Debt
2008	$6,771	$—	$—	$—	$—	$6,771	$344,116
2009	26,750	128,000	—	—	200,000	354,750	54,447
2010	28,089	104,691	—	—	—	132,780	115,930
2011	26,804	237,840	1,288,833	—	150,000	1,703,477	169,712
2012	29,845	—	—	—	—	29,845	33,950
Thereafter	218,955	1,885,530	—	100,000	1,443,860	3,648,345	1,213,768
	$337,214	$2,356,061	$1,288,833	$100,000	$1,793,860	$5,875,968	$1,913,923

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.6 million, $10.6 million, $3.6 million and $10.6 million for the three and nine months ended September 30, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $97,000, $279,000, $67,000 and $200,000 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Other

Amounts due from related parties at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	2008	2007
Due from joint ventures	$5,519	$6,098
Officers and employees	153	153
Other	4,884	6,831
Related party receivables	$10,556	$13,082

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2008, 57,605,933 shares of common stock and no shares of excess stock were issued and outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of October 2008, we purchased and settled $300.0 million, or 3.3 million shares of our common stock at an average price of $90.49 per share.

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

September 30, 2008

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001.  We registered 3,000,000 shares of our common stock under the DRIP.

During the nine months ended September 30, 2008 and 2007, approximately 2,800 and 81,000 shares were issued and approximately $0.2 million and $10.5 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $57,000, $0.2 million, $0.1 million and $0.3 million related to this plan was recorded during the three and nine months ended September 30, 2008 and 2007, respectively.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.8 million, $0.5 million and $1.6 million of compensation expense during the three and nine months ended September 30, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.9 million, $0.6 million and $1.9 million of compensation expense during the three and nine months ended September 30, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2008, approximately 5,696 phantom stock units were earned.  As of September 30, 2008, there were approximately 21,209 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2008, approximately 3,000 shares of our common stock had been issued under the ESPP.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At September 30, 2008, approximately 360,000 shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At September 30, 2008, approximately 3.7 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2008 and December 31, 2007 and changes during the periods then ended are presented below:

	2008		2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,774,385	$88.21	1,645,643	$58.77
Granted	277,500	$92.83	531,000	$143.22
Exercised	(195,680)	$36.08	(348,458)	$36.95
Lapsed or cancelled	(18,666)	$99.46	(53,800)	$62.81
Balance at end of period	1,837,539	$94.24	1,774,385	$88.21

Options exercisable at end of period	979,758	$76.41	780,171	$54.00
Weighted average fair value of options granted during the period	$4,298,000		$16,619,000

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2008 was approximately $12.0 million.

All options were granted within a price range of $18.44 to $152.76.  The remaining weighted average contractual life of the options outstanding and exercisable was 7.3 years and 6.4 years, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2008 and 2007 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator (Income)
Basic Earnings:
Income available to common stockholders	$33,572	$98,568	$298,334	$511,876
Effect of Dilutive Securities:
Redemption of units to common shares	1,371	3,573	11,978	21,702
Stock options		—	—	—
Diluted Earnings:
Income available to common stockholders	$34,943	$102,141	$310,312	$533,578

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	58,113	59,432	58,307	58,649
Effect of Dilutive Securities:
Redemption of units to common shares	2,340	2,352	2,340	2,487
4.0% exchangeable senior debentures	—	—	—	35
Stock-based compensation plans	263	627	338	744
Diluted Shares	60,716	62,411	60,985	61,915

13.  Minority Interest

The unit holders represent the minority interest ownership in our operating partnership.  As of September 30, 2008 and December 31, 2007, the minority interest unit holders owned 3.9% (2,339,853 units) and 3.83% (2,340,359 units) of the operating partnership, respectively.  At September 30, 2008, 2,339,853 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2008 (in thousands):

	Capital lease	Non-cancellable operating leases

2008 (remaining three months)	$353	$10,162
2009	1,416	31,953
2010	1,451	31,512
2011	1,555	29,388
2012	1,555	28,638
Thereafter	48,760	607,274
Total minimum lease payments	55,090	$738,927
Less amount representing interest	(38,428)
Present value of net minimum lease payments	$16,662

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

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

The following table summarizes the notional and fair value of our consolidated derivative financial instruments at September 30, 2008.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap	$100,000	4.650%	5/2006	12/2008	$(210)
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(1,099)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(1,305)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$276
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On September 30, 2008, the derivative instruments were reported as an obligation at their fair value of approximately $2.3 million.  This is included in Other Liabilities on the consolidated balance sheet at September 30, 2008.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Income of $13.7 million, including the remaining balance on a gain of approximately $4.3 million from the settlement of a forward swap, which is being amortized over the ten-year term of the related mortgage obligation from December 2003. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

Selected results of operations for the three and nine months ended September 30, 2008 and 2007, and selected asset information as of September 30, 2008 and December 31, 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2008	$239,275	$29,398	$268,673
September 30, 2007	214,986	30,265	245,251

Nine months ended:
September 30, 2008	745,163	87,074	832,237
September 30, 2007	676,398	93,940	770,338

Income from continuing operations before minority interest:
Three months ended:
September 30, 2008	$8,989	$19,708	$28,697
September 30, 2007	8,095	16,674	24,769

Nine months ended:
September 30, 2008	63,779	57,359	121,138
September 30, 2007	76,348	53,612	129,960

Total assets
As of:
September 30, 2008	$10,417,793	$1,073,436	$11,491,229
December 31, 2007	10,446,673	983,405	11,430,078

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2005 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $26.6 million, $87.0 million, $22.2 million and $80.6 million for the three and nine months ended September 30, 2008 and 2007, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Income from continuing operations before minority interest	$28,697	$24,769	$121,138	$129,960
Gain on sale of unconsolidated joint venture	9,533	—	103,014	31,509
Minority interest in operating partnership attributable to continuing operations	(1,359)	(298)	(7,782)	(5,482)
Minority interest in other partnerships	1,373	(3,695)	(7,691)	(11,736)
Net income from continuing operations	38,244	20,776	208,679	144,251
Income/ gains from discontinued operations, net of minority interest	297	82,761	104,561	382,532
Net income	38,541	103,537	313,240	526,783
Preferred stock dividends	(4,969)	(4,969)	(14,906)	(14,907)
Net income available to common stockholders	$33,572	$98,568	$298,334	$511,876

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	Nine Months Ended September 30,
	2008	2007
Issuance of common stock as deferred compensation	$473	$596
Redemption of units and dividend reinvestments	233	21,129
Derivative instruments at fair value	671	(7,637)
Issuance of preferred units	—	1,200
Assumption of mortgage loans and unsecured notes	—	1,548,756
SFAS 141 mark-to-market of debt assumed	—	54,270
Common stock issued in connection with the Reckson Merger	—	1,010,078
Real estate investments consolidated under FIN 46(R)	14,760	50,714
Real estate investment deconsolidated under FIN 46(R)	414,995	5,018
Tenant improvements and capital expenditures payable	5,375	15,407
Other non-cash adjustments-financing	(90,606)	—
Assignment of mortgage to joint venture	293,631	27,000
Net operating liabilities assumed	—	23,474
Assumption of joint venture mortgage	—	676,800

19.  Subsequent Events

In October 2008, we sold 100/120 White Plains Road, Westchester for $48.0 million, which approximated our book basis in these properties. Our share of the net sales proceeds was approximately $24.0 million.  We, along with our joint venture partner, also sold 1372 Broadway for $274.0 million.  We recognized a gain on sale of approximately $238.9 million.

In October 2008, we sold our investment in RSVP as well as redeemed one related structured finance investments for approximately $34.5 million.

Also in October 2008, we acquired approximately $64.0 million of our 4% exchangeable senior debentures due June 15, 2025 which we assumed as part of the Reckson Merger.

In October 2008, we sold four structured finance investments with a carrying value of approximately $68.9 million which generated gains of approximately $12.6 million.

On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the “Second Amended Management Agreement”) with Gramercy and GKK Capital LP.  The Second Amended Management Agreement generally contains the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, except for the following material changes: (i) reduces the annual base management fee payable by Gramercy to the Manager to 1.50% of Gramercy’s stockholders’ equity; (ii) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12-month period immediately preceding the effective date of the termination; and (iii) provides that all management, service and similar fees relating to Gramercy’s collateralized debt obligations that the Manager is entitled to receive shall be remitted by the Manager to Gramercy for any period from and after July 1, 2008.

On October 27, 2008, the Manager and SLG Gramercy Services LLC (the “Servicer”) entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2008

On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the “Services Agreement”) pursuant to which we will provide consulting and other services to Gramercy.  We will make certain members of management available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) with respect to a particular executive, the termination of any such executive’s employment with us.  In consideration for the consulting services, we will receive from Gramercy a fee of $200,000 per month, payable, at Gramercy’s option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of Gramercy’s common stock trade, in shares of common stock.  We will also provide Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the Second Amended Management Agreement.

On October 27, 2008, the Manager entered into a letter agreement (the “Letter Agreement”) with the operating partnership, Gramercy, GKK Capital LP and the individual limited partners of GKK Capital LP party thereto, pursuant to which the holders of the Class B Units of GKK Capital LP agreed to waive their respective rights to receive distributions payable on the Class B Units in respect of the period commencing July 1, 2008 and ending on December 31, 2008.  For all periods from and after January 1, 2009, the holders of the Class B Units shall continue to receive distributions from GKK Capital LP in accordance with the partnership agreement of GKK Capital LP, except that Gramercy may, at its option, elect to assume directly and satisfy the right of the holders to receive distributions, if permissible under applicable law or the requirements of the exchange on which the shares of common stock trade, in shares of common stock.  In addition, the Letter Agreement provides that Gramercy will not amend certain provisions of its charter and bylaws related to indemnification of directors and officers in a manner that is adverse to the operating partnership or any of the individuals party to the Letter Agreement, other than any amendments that would only apply to acts or omissions occurring after the date of such amendment.

On October 27, 2008, Marc Holliday, our Chief Executive Officer, Andrew Mathias, our President and Chief Investment Officer and Gregory F. Hughes, our Chief Financial Officer and Chief Operating Officer resigned as Chief Executive Officer, Chief Investment Officer and Chief Credit Officer, respectively, of Gramercy.  Mr. Holliday also resigned as President of Gramercy effective as of October 28, 2008.  Mr. Holliday and Mr. Mathias will remain as consultants to Gramercy through the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with us.

On October 28, 2008, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately.

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

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson’s Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries’ rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP, and all of ROP’s rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

Beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. These factors have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit.  As a result, most financial industry participants, including commercial real estate lenders and investors continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.

Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets.  In the case of (a), the number of potential lenders in the market place and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads.  As liquidity increases, spreads on equivalent commercial mortgage loans will decrease.  Conversely, a lack of liquidity will result in credit spreads increasing.  During periods of volatility, such as the markets are currently experiencing, the number of lenders participating in the market may change at an accelerated pace.

For existing loans, when credit spreads widen, the fair value of these existing loans decreases.  If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan.  Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread.  Accordingly, when a lender wishes to sell or finance the loan, the

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

reduced value of the loan will impact the total proceeds that the lender will receive.

The recent credit crisis has put many borrowers, including some of our borrowers, under increasing amounts of financial and capital distress.  For the three and nine months ended September 30, 2008, we recorded a gross provision for loan losses of $9.2 million and $16.4 million, respectively, related to several loans.

The New York City real estate market has seen an increase in the direct vacancy rate as well as an increase in the amount of sublease space on the market. We expect that the total vacancy rate in Manhattan will continue to rise in 2009. This directly impacts a landlord’s ability to increase rents and may also result in a landlord needing to reduce its rents and provide a longer free rent period or a greater tenant improvement allowance in order to attract a tenant to rent the space. Property sales have slowed down to a trickle, primarily due to a lack of financing for purchasers due to tighter lending standards and the other factors noted above.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007.

As of September 30, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,290,200	97.9%
	Unconsolidated properties	8	9,429,000	94.4%

Suburban	Consolidated properties	30	4,925,800	90.6%
	Unconsolidated properties	6	2,941,700	94.1%
		66	31,586,700	95.4%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of September 30, 2008, we also owned approximately 15.8% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as 78.4 units, or 78.4%, of the Class B limited partner interest in Gramercy’s operating partnership.  See Note 6.

Critical Accounting Policies

Refer to our 2007 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2008.

Results of Operations

Comparison of the three months ended September 30, 2008 to the three months ended September 30, 2007

The following comparison for the three months ended September 30, 2008, or 2008, to the three months ended September 30, 2007, or 2007, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2007 and at September 30, 2008 and total 14 of our 52 consolidated properties, representing approximately 39% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

acquired in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$199.4	$179.2	$20.2	11.3%
Escalation and reimbursement revenue	32.3	29.4	2.9	9.9
Total	$231.7	$208.6	$23.1	11.1%

Same-Store Properties	$104.9	$99.4	$5.5	5.5%
Acquisitions	125.5	107.9	17.6	16.3
Other	1.3	1.3	—	—
Total	$231.7	$208.6	$23.1	11.1%

Occupancy in the Same-Store Properties increased from 95.3% at September 30, 2007 to 97.7% at September 30, 2008.  The increase in the Acquisitions is primarily due to owning these properties for a period during the nine months in 2008 compared to a partial period or not being included in 2007.

At September 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 26.3% and 17.3% higher, respectively, than then existing in-place fully escalated rents. Approximately 1.9% of the space leased at our consolidated properties expires during the remainder of 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($1.6 million) and the Same-Store Properties ($1.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($0.6 million) and real estate tax recoveries ($0.7 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$12.3	$11.3	$1.0	8.9%
Investment and preferred equity income	23.4	21.8	1.6	7.3
Other income	13.5	14.8	(1.3)	(8.8)
Total	$49.2	$47.9	$1.3	2.7%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($0.4 million), 1515 Broadway ($2.8 million), 521 Fifth Avenue ($1.1 million), 800 Third Avenue ($0.4 million) and 1221 Avenue of the Americas ($0.8 million).  This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($0.3 million) and Gramercy ($4.2 million).  Occupancy at our joint venture properties decreased from 95.4% in 2007 to 94.3% in 2008 primarily due to increased vacancy at 100 Park Avenue which was under redevelopment.  At September 30, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 32.8% and 8.4% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.0% of the space leased at our joint venture properties expires during the remainder of 2008.

Investment and preferred equity income increased during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $921.7 million and 10.58%, respectively, for 2008 compared to $714.9 million and 10.5%, respectively, for 2007.  During 2008, we recorded approximately $9.2 million in loan loss reserves against non-New York City structured finance investments compared to none in 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in other income was primarily due to a reduction in fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy resulting from our remittance of the CDO collateral management fee to Gramercy and our waiver of the incentive distribution for the three months ended September 30, 2008 (approximately $0.5 million), a reduction in other TRS income ($0.2 million) as well as lower incentive and other fee income ($0.6 million).

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$61.1	$55.4	$5.7	10.3%
Real estate taxes	31.5	30.4	1.1	3.6
Ground rent	7.7	8.7	(1.0)	(11.5)
Total	$100.3	$94.5	$5.8	6.1%

Same-Store Properties	$50.9	$48.2	$2.7	5.6%
Acquisitions	45.6	42.8	2.8	6.5
Other	3.8	3.5	0.3	8.6
Total	$100.3	$94.5	$5.8	6.1%

Same-Store Properties operating expenses increased approximately $2.2 million.  There were increases in payroll expenses ($0.3 million), repairs and maintenance ($0.6 million), utilities ($1.4 million) and other miscellaneous expenses ($0.4 million), respectively.  This was partially offset by a decrease in insurance costs ($0.5 million).

The increase in real estate taxes was primarily attributable to the Acquisitions ($0.6 million), but were partially offset by reductions at the Same-Store Properties ($0.5 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$70.7	$67.8	$2.9	4.3%
Depreciation and amortization expense	54.6	47.2	7.4	15.7
Marketing, general and administrative expense	26.6	22.2	4.4	19.8
Total	$151.9	$137.2	$14.7	10.7%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.56% for the quarter ended September 30, 2007 to 4.95% for the quarter ended September 30, 2008.  As a result of the new investment activity, the weighted average debt balance increased from $4.9 billion as of September 30, 2007 to $5.5 billion as of September 30, 2008.

Marketing, general and administrative expenses, or MG&A, represented 9.9% of total revenues in 2008 compared to 9.1% in 2007.  The increase is primarily due to higher compensation cost in 2008 associated with additional personnel hired by GKK Manager in connection with the AFR acquisition which added approximately $2.0 million to MG&A.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

The following comparison for the nine months ended September 30, 2008, or 2008, to the nine months ended September 30, 2007, or 2007, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2007 and at September 30, 2008 and total 14 of our 52 consolidated properties, representing approximately 39% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2007, namely, 300 Main Street, 399 Knollwood and the Reckson assets (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) “Other,” which represents corporate level items not allocable to specific

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$589.5	$487.8	$101.7	20.9%
Escalation and reimbursement revenue	92.3	83.8	8.5	10.1
Total	$681.8	$571.6	$110.2	19.3%

Same-Store Properties	$307.5	$292.9	$14.6	5.0%
Acquisitions	370.1	273.8	96.3	35.2
Other	4.2	4.9	(0.7)	(14.3)
Total	$681.8	$571.6	$110.2	19.3%

Occupancy in the Same-Store Properties increased from 95.3% at September 30, 2007 to 97.7% at September 30, 2008.  The increase in the Acquisitions is primarily due to owning these properties for a period during the nine months in 2008 compared to a partial period or not being included in 2007.

At September 30, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 26.3% and 17.3% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.9% of the space leased at our consolidated properties expires during the remainder of 2008.  We believe that occupancy rates will moderate at the Same-Store Properties in 2008.

The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($6.3 million) and the Same-Store Properties ($2.4 million).  The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($1.8 million), electric reimbursement ($0.5 million) and real estate tax recoveries ($0.1 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$49.5	$32.7	$16.8	51.4%
Investment and preferred equity income	63.0	71.0	(8.0)	(11.3)
Other income	87.4	127.8	(40.4)	(31.6)
Total	$199.9	$231.5	$(31.6)	(13.7)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($6.9 million), 1515 Broadway ($8.9 million), 1250 Broadway ($1.7 million), 521 Fifth Avenue ($3.0 million), 2 Herald Square ($1.9 million), Mack-Green ($1.4 million) and 885 Third Avenue ($3.7 million).  This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($2.2 million), Gramercy ($6.9 million) and 16 Court Street ($1.3 million).  Occupancy at our joint venture properties decreased from 95.4% in 2007 to 94.3% in 2008 primarily due to increased vacancy at 100 Park Avenue which was under redevelopment.  At September 30, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 32.8% and 8.4% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.0% of the space leased at our joint venture properties expires during the remainder of 2008.

Investment and preferred equity income decreased during the current period.  The weighted average investment balance outstanding and weighted average yield were $837.5 million and 10.2%, respectively, for 2008 compared to $711.0 million and 10.3%, respectively, for 2007.  During 2008, we recorded approximately $16.4 million in loan loss reserves against structured finance investments compared to none in 2007.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million).  This was partially offset by increased fee income earned by GKK Manager, an affiliate of ours and the external manager of Gramercy (approximately $4.6 million) as well as an incentive distribution earned in 2008 upon the sale of 1250 Broadway ($25.0 million) and an equity issuance to us in connection with Gramercy closing its acquisition of AFR ($6.6 million).

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$169.6	$151.8	$17.8	11.7%
Real estate taxes	96.8	91.4	5.4	5.9
Ground rent	23.8	23.7	0.1	0.4
Total	$290.2	$266.9	$23.3	8.7%

Same-Store Properties	$149.7	$142.6	$7.1	5.0%
Acquisitions	129.4	113.2	16.2	14.3
Other	11.1	11.1	—	—
Total	$290.2	$266.9	$23.3	8.7%

Same-Store Properties operating expenses increased approximately $6.4 million.  There were increases in payroll expenses ($1.0 million), contract maintenance and repairs and maintenance ($1.3 million), utilities ($1.6 million), ground rent expense ($2.6 million) and other miscellaneous expenses ($1.1 million), respectively.  This was partially offset by a decrease in insurance costs ($1.2 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($0.7 million) due to higher assessed property values and the Acquisitions ($4.8 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$219.3	$200.5	$18.8	9.4%
Depreciation and amortization expense	164.1	125.0	39.1	31.3
Marketing, general and administrative expense	87.0	80.6	6.4	7.9
Total	$470.4	$406.1	$64.3	15.8%

The increase in interest expense was primarily attributable to borrowings associated with new investment activity, primarily the Reckson Merger, and the funding of ongoing capital projects and working capital requirements.  The weighted average interest rate decreased from 5.72% for the period ended September 30, 2007 to 5.14% for the period ended September 30, 2008.  As a result of the new investment activity, the weighted average debt balance increased from $4.6 billion as of September 30, 2007 to $5.6 billion as of September 30, 2008.

Marketing, general and administrative expenses, or MG&A, represented 10.5% of total revenues in 2008 compared to 10.5% in 2007.  MG&A for 2008 includes personnel hired by GKK Manager in connection with the AFR acquisition which added approximately $6.6 million to MG&A.  MG&A for 2008 also includes a non-recurring expense of approximately $2.0 million for costs incurred in connection with the pursuit of redevelopment projects.  This was partially offset by a decrease in other compensation costs.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We believe that our sources of working capital, specifically our cash on hand, cash flow from operations and borrowings available under our 2005 unsecured revolving credit facility, and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $711.1 million and $98.1 million at September 30, 2008 and 2007, respectively, representing an increase of $613.0 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2008	2007	Increase (Decrease)

Net cash provided by operating activities	$213,338	$318,387	$(105,049)
Net cash provided by (used in) investing activities	$266,809	$(1,913,838)	$2,180,647
Net cash (used in) provided by financing activities	$185,036	$1,576,372	$(1,391,336)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2008 our portfolio was 95.4% occupied. In addition, rental rates continue to increase and tenant concession packages decrease in the Manhattan and Suburban marketplace. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt.  During the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$4,147,358
Escrow cash-capital improvements/acquisition deposits	(169,117)
Joint venture investments	261,305
Distributions from joint ventures	369,315
Proceeds from sales of real estate	(719,739)
Structured finance and other investments	256,439
Net proceeds from Asset Sale	(1,964,914)

We generally fund our investment activity through property-level financing, our 2005 unsecured revolving credit facility, term loans, unsecured notes, construction loans and from time to time we issue common or preferred stock. During the nine months ended September 30, 2008, when compared to the nine months ended September 30, 2007, the following financing activities plus cash from operating activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$(2,044,040)
Repayments under our debt obligations	1,201,150
Minority interest in other partnerships and other financing activities	(507,377)
Repurchases of common stock	(22,537)
Dividends and distributions paid	(18,532)

Capitalization

As of September 30, 2008, we had 57,605,933 shares of common stock, 2,339,853 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan will expire on December 31, 2008. As of October 30, 2008, we purchased and settled $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

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

During the nine months ended September 30, 2008 and 2007, approximately 2,800 and 81,000 shares were issued and approximately $0.2 million and $10.5 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $57,000, $0.2 million, $0.1 million and $0.3 million related to this plan was recorded during the three and nine months ended September 30, 2008 and 2007, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.8 million, $0.5 million and $1.6 million of compensation expense during the three and nine months ended September 30, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.9 million, $0.6 million and $1.9 million of compensation expense during the three and nine months ended September 30, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2008, approximately 5,696 phantom stock units were earned.  As of September 30, 2008, there were approximately 21,209 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2008, approximately 3,000 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At September 30, 2008, approximately 3.7 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At September 30, 2008, borrowings under our mortgage loans, 2005 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.9 billion) represented 65.3% of our combined market capitalization of approximately $12.0 billion (based on a common stock price of $64.80 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2008).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2005 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2008 and December 31, 2007, respectively (dollars in thousands):

Debt Summary:	September 30, 2008	December 31, 2007
Balance
Fixed rate	$4,312,951	$4,607,144
Variable rate — hedged	160,000	160,000
Total fixed rate	4,472,951	4,767,144
Variable rate	1,172,118	764,011
Variable rate—supporting variable rate assets	230,899	191,927
Total variable rate	1,403,017	955,938
Total	$5,875,968	$5,723,082

Percent of Total Debt:
Total fixed rate	76.1%	83.3%
Variable rate	23.9%	16.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.36%	5.35%
Variable rate	3.65%	6.57%
Effective interest rate	4.95%	5.66%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (3.93% and 5.32% at September 30, 2008 and 2007, respectively).  Our consolidated debt at September 30, 2008 had a weighted average term to maturity of approximately 7.8 years.

Certain of our structured finance investments, totaling approximately $230.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2008.

Mortgage Financing

As of September 30, 2008, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.94% and $0.3 billion of variable rate debt with an effective weighted average interest rate of approximately 4.45%.

Corporate Indebtedness

2005 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2005 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year extension option.  The 2005 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2005 unsecured revolving credit facility had approximately $1.3 billion outstanding at September 30, 2008.  Availability under the 2005 unsecured revolving credit facility was further reduced at September 30, 2008 by the issuance of approximately $29.1 million in letters of credit.  The 2005 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999 (1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004 (1)	150,000	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	275,000	6.00%	10	March 31, 2016
June 27, 2005 (1) (2)	287,500	4.00%	20	June 15, 2025
March 26, 2007 (3)	750,000	3.00%	20	March 30, 2027
	1,812,500
Net discount	(18,640)
	$1,793,860

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

In October 2008, we acquired approximately $64.0 million of our 4% exchangeable senior debentures due June 15, 2025.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2005 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2008 and December 31, 2007, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2008 would increase our annual interest cost by approximately $13.4 million and would increase our share of joint venture annual interest cost by approximately $7.4 million, respectively.

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

Approximately $4.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2008 ranged from LIBOR plus 62 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2005 unsecured revolving credit facility, senior unsecured notes and bonds (net of discounts), trust preferred securities, our share of joint venture debt, excluding extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of September 30, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Property Mortgages	$6,771	$154,750	$132,780	$264,644	$29,845	$2,104,485	$2,693,275
Revolving Credit Facility	—	—	—	1,288,833	—	—	1,288,833
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	200,000	—	150,000	—	1,443,860	1,793,860
Capital lease	353	1,416	1,451	1,555	1,555	48,760	55,090
Ground leases	10,162	31,953	31,512	29,388	28,638	607,274	738,927
Estimated interest expense	73,076	280,741	264,105	222,419	185,149	1,044,414	2,069,904
Joint venture debt	344,116	54,447	115,930	169,712	33,950	1,213,768	1,931,923
Total	$434,478	$723,307	$545,778	$2,126,551	$279,137	$6,562,561	$10,671,812

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and structured finance investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Structured Finance Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.  See Note 19, “Subsequent Events” for a discussion on the changes made to our various management agreements with Gramercy in October 2008.

Capital Expenditures

We estimate that for the three months ending December 31, 2008, we will incur approximately $50.6 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $14.7 million.  We expect to fund these capital expenditures with operating cash flow, borrowings under our credit facilities, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $3.15 per share, we would pay approximately $179.7 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.6 million, $10.6 million, $3.6 million and $10.6 million for the three and nine months ended September 30, 2008 and 2007, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $97,000, $279,000, $67,000 and $200,000 for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.  Management has evaluated its investment in Gramercy in accordance with notice 2008-234 issued by the joint SEC Office of the Chief Accountant and the FASB Staff which provided further guidance on fair value accounting. Management evaluated (1) the length of time and the extent to which the market value of our investment in Gramercy has been less than cost, (2) the financial condition and near-term prospects of Gramercy, the issuer, and (3) the intent and ability of SL Green, the holder, to retain its investment for a period of time sufficient enough to allow for anticipated recovery.

Other

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  Both property policies expire on December 31, 2008.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2009.  The New York City portfolio incorporates our captive, Belmont Insurance Company, which we formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write up to $100.0 million of terrorism coverage for us, and at this time is providing $50.0 million of terrorism coverage in excess of $250.0 million and is insuring a large deductible on the liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate loss limit. We have secured an excess insurer to protect against catastrophic liability losses above $250,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.4 million.  We have retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties, provides primary liability insurance to cover the deductible program and added effective August 10, 2008 a directors and officers liability policy to provide reimbursement for SEC claims reducing the deductible from $1,500,000 to $1,000,000.  As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2005 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

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

FFO for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$33,572	$98,568	$298,334	$511,876
Add:
Depreciation and amortization	54,554	47,246	164,137	124,983
Minority interests	(14)	3,993	15,473	17,218
FFO from discontinued operations	720	5,242	1,690	24,271
FFO adjustment for unconsolidated joint ventures	9,258	5,747	26,564	17,434
Less:
Income from discontinued operations	(297)	(2,547)	1,418	(15,525)
Gain on sale of discontinued operations	—	(80,214)	(105,979)	(367,007)
Equity in net gain on sale of joint venture property/ real estate	(9,533)	—	(103,014)	(31,509)
Depreciation on non-rental real estate assets	(237)	(215)	(693)	(692)
Funds from Operations - available to all stockholders	$88,023	$77,820	$297,930	$281,049
Cash flows provided by operating activities	$75,740	$68,916	$213,338	$318,387
Cash flows provided by (used in) investing activities	$(79,187)	$43,018	$266,809	$(1,913,838)
Cash flows (used in) provided by financing activities	$661,027	$(94,135)	$185,036	$1,576,372

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in the New York Metro area being less favorable than expected if the credit crisis continues;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments;

•                  availability and creditworthiness of prospective tenants;

•                  adverse changes in the real estate markets, including increasing vacancy, increasing availability of sublease space, decreasing rental revenue and increasing insurance costs;

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                   OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

As of September 30, 2008, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

ITEM 1A.                                            RISK FACTORS

Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  As used in this Item 1A., unless the context requires otherwise, all references to “we”, “our”, and “us” means the Company and all entities owned or controlled by the Company, including the operating partnership.

Reliance on major tenants and insolvency or bankruptcy of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of September 30, 2008 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.9% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, N.A., Viacom International Inc. and Credit Suisse Securities (USA) LLC who accounted for approximately 9.5%, 4.6% and 5.8% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 2.2% of that total.  In addition, the financial services sector accounted for approximately 40.0% of our total annualized revenues and 37.0% of our square feet leased of our portfolio.  If economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy or otherwise refused to pay rent in a timely fashion or at all.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was recently enacted.  The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress.  In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility.  To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, our business may not receive the anticipated positive impact from the legislation.  In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2007, our Board of Directors approved a stock purchase plan under which we can buy up to $300.0 million of our common stock. This plan will expire on December 31, 2008. During the three and nine months ended September 30, 2008, we purchased approximately 680,000 and 1.5 million shares of our common stock at an average price of $71.38 and $78.67 per share, respectively.  As of October 31, 2008, we purchased and settled $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1

Second Amended and Restated Management Agreement, dated as of October 27, 2008, by and among Gramercy Capital Corp., GKK Capital LP and GKK Manager LLC, incorporated by reference to the Company’s Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.

10.2

Termination of Amended and Restated Asset Servicing Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SLG Gramercy Services LLC, and acknowledged and agreed to by Gramercy Capital Corp, incorporated by reference to the Company’s Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.

10.3

Termination of Amended and Restated Outsource Agreement, dated as of October 27, 2008, by and between GKK Manager LLC and SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.

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

Date: November 10, 2008