Form 10-K
period 2008-12-31
SL GREEN REALTY CORP
filed 2009-02-27
CIK 1040971

Use these links to rapidly review the document
SL GREEN REALTY CORP. FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-13199

SL GREEN REALTY CORP.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3956755 (I.R.S. Employer Identification No.)
420 Lexington Avenue, New York, NY 10170 (Address of principal executive offices—Zip Code)
(212) 594-2700 (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of February 18, 2009, there were 57,258,756 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock, held by non-affiliates of the Registrant (53,458,234 shares) at June 30, 2008 was $4.4 billion. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement for its 2009 Annual Stockholders' Meeting to be to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

 SL GREEN REALTY CORP.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, our Chairman, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan, a borough of New York City, or Manhattan.

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

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP pursuant to an asset purchasing venture led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson's Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which will be purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long

Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	97.5%
	Unconsolidated properties	8	9,429,000	95.4%
Suburban	Consolidated properties	28	4,714,800	89.0%
	Unconsolidated properties	6	2,941,700	93.8%

		63	30,867,700

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

        As of December 31, 2008, our Manhattan properties were comprised of fee ownership (22 properties), including ownership in condominium units, leasehold ownership (five properties) and operating sublease ownership (two properties). Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2008, our Suburban properties were comprised of fee ownership (33 properties), and leasehold ownership (one property). We refer to our Manhattan and Suburban office properties collectively as our portfolio.

        We also own investments in eight retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

        As of December 31, 2008, we also owned approximately 12.48% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as all the units of the Class B limited partner interest in Gramercy's operating partnership.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2008, our corporate staff consisted of approximately 325 persons, including 259 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        Unless the context requires otherwise, all references to "we," "our" and "us" in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including SL Green Operating Partnership, L.P., a Delaware limited partnership, or the operating partnership, and the predecessors thereof, or the SL Green Predecessor, or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only and "S.L. Green Properties" means

S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

Corporate Structure

        In connection with our initial public offering, or IPO, in August 1997, our operating partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to this management entity as the "Service Corporation." We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

        Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole managing general partner of, and as of December 31, 2008, were the owner of approximately 96.06% of the economic interests in, our operating partnership. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. Our operating partnership owns a 100% interest in Management LLC.

        In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation. We, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Through dividends on our equity interest, we expect to receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by a Company affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. Since July 1, 2003, we have consolidated the operations of the Service Corporation into our financial results. Effective January 1, 2001, the Service Corporation elected to be taxed as a taxable REIT subsidiary.

Business and Growth Strategies

        Our primary business objective is to maximize total return to stockholders through growth in funds from operations and appreciation in the value of our assets during any business cycle. We seek to achieve this objective by assembling a high quality portfolio of office properties in the New York Metro area and capitalizing on current opportunities in both the Manhattan and Suburban office markets through: (i) property acquisitions (directly or through joint ventures)—acquiring office properties at a significant discount to replacement cost and with fully escalated in-place rents at a discount to current market rents which provide attractive initial yields and the potential for cash flow growth, as well as properties with significant vacancies; (ii) property repositioning—repositioning acquired retail and commercial office properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments primarily in the New York Metro area. Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan's primary commuter stations.

        Property Acquisitions.    We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets). In acquiring core and non-core properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over our competitors: (i) senior management's average 22 years of experience as a full-service, fully-integrated real estate company focused on the office market in Manhattan; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close a transaction quickly despite complicated ownership structures.

        Property Repositioning.    We apply our management's experience in enhancing property cash flow and value by renovating and repositioning properties to be among the best in their sub-markets. Many of the retail and commercial office buildings we own or acquire are located in or near sub-market(s) which are undergoing major reinvestment and where the properties in these markets have relatively low vacancy rates compared to other sub-markets. Because the properties feature unique architectural design, large floor plates or other amenities and functionally appealing characteristics, reinvestment in them provides us an opportunity to meet market needs and generate favorable returns.

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

        Leasing and Property Management.    We seek to capitalize on our management's extensive knowledge of the Manhattan and Suburban marketplace and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) utilization of an extensive network of third-party brokers; (iii) use of comprehensive building management analysis and planning; and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates. We believe proactive leasing efforts have contributed to average occupancy rates in our portfolio consistently exceeding the market average.

        Structured Finance.    We seek to invest in high-yield structured finance investments. These investments generally provide high current returns and, in certain cases, a potential for future capital gains. These investments may also serve as a potential source of real estate acquisitions for us. These investments include both floating rate and fixed rate investments. Our floating rate investments serve as a natural hedge for our unhedged floating rate debt. We expect that our structured finance investments will generally not exceed more than 8% of our total market capitalization. We may make structured finance investments, subject to certain limitations, where Gramercy has determined that such investments do not fit its investment profile or where investments represent the refinancing of one of our existing investments or in connection with the sale of one of our properties. We hold a 12.48% non-controlling interest in Gramercy. Gramercy is managed by GKK Manager LLC, an affiliate of ours. Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

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

Manhattan Office Market Overview

        Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent Midtown locations.

        Manhattan has a total inventory of 395.0 million square feet, including 241.3 million square feet in Midtown. Based on current construction activity, we estimate that Midtown Manhattan will have approximately 1.8 million square feet of new construction becoming available in the next two years, approximately 2.3% of which is pre-leased. This will add approximately 0.6% to Manhattan's total inventory.

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

        In addition to base rent, the tenant generally will also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year, increases in the consumer price index over the index value in effect during a base year, or a fixed percentage increase over base rent.

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

Occupancy

        The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2008, 2007 and 2006:

	Percent Occupied as of December 31,
Property	2008	2007	2006
Same-Store Properties(1)	95.2%	95.0%	97.5%
Manhattan Properties	96.7%	96.6%	97.0%
Unconsolidated Joint Venture Properties	95.0%	95.2%	97.0%
Portfolio	95.2%	95.5%	97.0%

(1)
Same-Store Properties for 2008 represents 40 of our 49 consolidated properties owned by us at January 1, 2007 and still owned by us at December 31, 2008, inclusive of the Reckson assets acquired January 25, 2007.

Rent Growth

        We estimate that rents in place, at December 31, 2008, in our Manhattan and Suburban consolidated properties are approximately 20.2% and 14.4%, respectively, below current market asking rents. We estimate that rents in place at December 31, 2008 in our Manhattan and Suburban properties owned through unconsolidated joint ventures are approximately 25.0% and 6.7%, respectively, below current market asking rents. These comparative measures were approximately 37.4% and 19.1% at December 31, 2007 for the consolidated properties and 47.5% and 11.2% for the unconsolidated joint venture properties. As of December 31, 2008, 40.2% and 21.7% of all leases in-place in our consolidated properties and unconsolidated joint venture properties, respectively, are scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

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

        At December 31, 2008, our real estate portfolio was primarily located in one geographical market, namely, the New York Metro area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2008, one tenant in our portfolio contributed approximately 9.4% of our portfolio annualized rent. No other tenant contributed more than 5.8% of our portfolio annualized rent. In addition, no property contributed in excess of 8.0% of our consolidated revenue for 2008. Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue. In addition, no single borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2008.

Employees

        At December 31, 2008, we employed approximately 1,045 employees, over 260 of whom were managers and professionals, approximately 721 of whom were hourly-paid employees involved in building operations and approximately 64 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

        In 2008, we limited our investment activity by design. During 2008, we acquired a fee position and a retail redevelopment property for an aggregate purchase price of $62.8 million.

Dispositions

        During 2008, we sold four properties for gross contract prices of $792.0 million. We realized gains of approximately $442.3 million and incentive distributions of approximately $25.0 million on the sales of these properties, which encompassed 1.7 million square feet.

Structured Finance

        During 2008, we originated approximately $238.5 million in structured finance and preferred equity investments (net of discount), inclusive of accretion of discount and pay-in-kind interest. There were also approximately $197.0 million in sales, repayments and participations in 2008. In addition, we recorded approximately $98.9 million of loan loss reserves, primarily against our non-New York City structured finance investments.

        Due to current market conditions, we recognized a loss on our investment in Gramercy of approximately $147.5 million. As of December 31, 2008, we held 6,219,370 shares, or approximately 12.48% of Gramercy's common stock representing a total investment at net book value of approximately $8.0 million. We do not currently expect to invest additional funds into Gramercy.

Offering/Financings

        In 2008, we repurchased approximately $262.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $88.5 million.

        We also closed on mortgage financings at four properties totaling approximately $496.0 million.

        In 2008, we purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of approximately $90.49 per share pursuant to our stock repurchase program, which expired on December 31, 2008.

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

        Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders. The Manhattan vacancy rate continues to rise and is expected to exceed 10% by the end of 2009. We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2013, leases will expire on approximately 40.2% and 21.7% of the rentable square feet at our consolidated properties and unconsolidated joint venture properties, respectively. As of December 31, 2008, approximately 7.2 million and 2.5 million square feet are scheduled to expire by December 31, 2013 at our consolidated properties and unconsolidated joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $305.9 million and $120.8 million, respectively. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interest in six of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue and 1185 Avenue of the Americas. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 34 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at December 31, 2008 totaled approximately $227.2 million, or 21.8%, of our share of total portfolio annualized revenue associated with these properties. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these and other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2008 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.7% of our share of portfolio annualized rent, and, other than three tenants, Citigroup Inc. (and its affiliates), Viacom International Inc. and Credit Suisse Securities (USA) LLC who accounted for approximately 9.4%, 4.6% and 5.8% of our share of portfolio annualized rent, respectively, no tenant accounted for more than 2.2% of that total. In addition, the financial services sector accounted for approximately 41.0% of our total annualized revenues and 39.0% of our square feet leased of our portfolio. This sector is currently experiencing significant turmoil which has resulted in significant job losses. Of our 30 largest tenants based on square feet leased, which accounted for approximately 47.2% of our share of portfolio annualized rent, 60.0% (inclusive of lease guarantors) carry an investment grade credit rating. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends to stockholders.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay distributions to our stockholders may be adversely affected by the following, among other potential conditions:

  •
  significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

  •
  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

  •
  reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.

        These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

        In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was enacted in October 2008. The EESA authorized the U.S. Secretary of Treasury to create a Troubled Asset Relief Program, or TARP, to, among other things, purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. The ESSA also provides for a program that would allow companies to insure their troubled assets. The U.S. Treasury has announced the establishment of the following programs under TARP: the Capital Purchase Program, the Targeted Investment Program, the Systemically Failing Institutions Program and the Asset Guarantee Program.

        In addition, the American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. ARRA also imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients.

        There can be no assurance that these programs will have a beneficial impact on the financial markets, generally, or on our business in particular. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

        We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

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

We rely on eight large properties for a significant portion of our revenue.

        As of December 31, 2008, eight of our properties, 420 Lexington Avenue, 220 East 42nd Street, One Madison Avenue, 485 Lexington Avenue, 1185 Avenue of the Americas, 1221 Avenue of the Americas, 1515 Broadway and 388/390 Greenwich Street, accounted for approximately 46% of our portfolio annualized rent, including our share of joint venture annualized rent, and no single property accounted for more than approximately 7% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue or 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. Both property policies expire on December 31, 2009. Additional coverage may be purchased on a stand-alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2009.

        In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability and D&O coverage.

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2008, Belmont increased its terrorism coverage from $50 million to $250 million in an upper layer. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

  •
  General Liability: Belmont insures a deductible on the general liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate stop loss limit. We have secured an excess insurer to protect against catastrophic liability losses above the $250,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.4 million. Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million.

  •
  D&O: Effective August 10, 2008, a directors and officers liability policy was added by Belmont to provide reimbursement for SEC claims reducing the deductible from $2,500,000 to $1,000,000.

        As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

        TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

        We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of "all-risk" property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of "all-risk" property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS. We monitor the coverage provided by CS to make sure that our asset is adequately protected. We own 388 and 390 Greenwich Street, which is leased on a triple net basis to Citigroup, N.A, which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

        The total principal amount of our outstanding consolidated indebtedness was approximately $5.6 billion as of December 31, 2008, consisting of approximately $1.4 billion under our 2007 unsecured revolving credit facility, $1.5 billion under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $2.6 billion of non-recourse mortgage loans on seventeen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $55.5 million available for draw as of December 31, 2008. Our 2007 unsecured revolving credit facility matures in June 2011 and has a one-year as-of-right extension option. As of December 31, 2008, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $4.4 billion, of which our proportionate share was approximately $1.9 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, 2007 unsecured revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties.

        If we are unable to make payments under our 2007 unsecured revolving credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 4% higher than the rate at which each draw was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2007 unsecured revolving credit facility would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2009, approximately $200.0 million of corporate indebtedness, and $823.1 million of debt on our unconsolidated joint venture properties will mature. There are no debt maturities in 2009 on our consolidated properties. We have an as-of-right extension option on $625.0 million of our unconsolidated joint venture debt included in the 2009 maturities. At the present time, we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages and mezzanine loans on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our 2007 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. Our 2007 unsecured revolving credit facility and senior unsecured bonds also require us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect our results of operations and our ability to make distributions to stockholders.

Rising interest rates could adversely affect our cash flow.

        Advances under our 2007 unsecured revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These variable rate borrowings totaled approximately $1.6 billion at December 31, 2008. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $55.5 million available for draw as of December 31, 2008. Borrowings under our 2007 unsecured revolving credit facility bear interest at a spread equal to the 30-day LIBOR, plus 90 basis points. As of

December 31, 2008, borrowings under our 2007 unsecured revolving credit facility and junior subordinated deferrable interest debentures totaled $1.4 billion, and $100.0 million, respectively, and bore interest at 3.58% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2008, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $15.3 million and would increase our share of joint venture annual interest costs by approximately $7.4 million.

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

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2008, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $1.9 billion, was approximately 81.0%. We have historically targeted a debt-to-market capitalization less than this. However, due to the significant decrease in our stock price we are currently operating in excess of that threshold. We are currently undertaking steps aimed at reducing our debt. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned mezzanine loans, junior participations and preferred equity interests in 29 investments with an aggregate book value of approximately $747.9 million at December 31, 2008. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization. In addition, under the origination agreement with Gramercy, we are precluded from making certain types of structured finance investments.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans has been driven by the worsening economy and the seizure of the credit markets, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We have significantly increased our provision for loan losses in 2008 based upon the performance of our assets and conditions in the financial markets and overall economy, which deteriorated precipitously in the fourth quarter of 2008. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2008, our unconsolidated joint ventures owned 19 properties and we had an aggregate cost basis in the joint ventures totaling approximately $1.0 billion. As of December 31, 2008, our share of joint venture debt totaled approximately $1.9 billion.

Our joint venture agreements may contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.

        Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

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

        A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our articles of incorporation and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

  •
  staggered board of directors;

  •
  ownership limitations;

  •
  the board of director's ability to issue additional common stock and preferred stock without stockholder approval; and

  •
  stockholder rights plan.

Our board of directors is staggered into three separate classes.

        The board of directors of our company is divided into three classes. The terms of the class I, class II and class III directors expire in 2010, 2011 and 2009, respectively. Our staggered board may deter changes in control because of the increased time period necessary for a third party to acquire control of the board.

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

Debt may not be assumable.

        We have approximately $3.0 billion in unsecured corporate debt. This debt may be unassumable by a potential purchaser and may be subject to significant prepayment penalties.

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

        In addition, Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" will have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the target corporation or by directors who are employees of the corporation, under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third, (ii) one-third or more but less than a majority, or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.

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

        Additionally, Title 8, Subtitle 3 of the MGCL permits our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement takeover defenses, some of which we do not have. Such takeover defenses, if implemented, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.

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

        Specifically, we have agreed not to sell our interest in 673 First Avenue until August 20, 2009 without the approval of unitholders holding at least 75% of the units issued in consideration for this property. The current gross carrying value of the commercial real estate of this property totaled approximately $49.8 million at December 31, 2008. We have also agreed not to reduce the mortgage indebtedness (approximately $32.4 million at December 31, 2008), other than pursuant to scheduled amortization, on 673 First Avenue until one year prior to its maturity date without the same consent. In addition, we are obligated to use commercially reasonable efforts to refinance this mortgage prior to its maturity date in an amount not less than the principal amount outstanding on the maturity date. With respect to 673 First Avenue, Mr. Green controls at least 75% of the units whose approval is necessary. Finally, during this period, we may not incur debt secured by this property if the amount of our new debt would exceed the greater of 75% of the value of the property securing the debt or the amount of existing debt being refinanced plus associated costs. The maturity date for the mortgage loan for 673 First Avenue is February 11, 2013.

        In addition, on May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners' tax positions before December 31, 2011. We also acquired the property located at 220 East 42nd Street, New York, New York, on February 13, 2003. We have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years after the acquisition. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition, for a period of seven years after the acquisition.

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

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. Our company and our tenants accounted for approximately 28% of Alliance's 2008 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.

        Stephen Green, Marc Holliday, Gregory F. Hughes, Andrew Levine and Andrew Mathias entered into employment and noncompetition agreements with us pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

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

        Under certain previously enacted tax legislation, the maximum tax rate on dividends to individuals has generally been reduced from 38.6% to 15% (from January 1, 2003 through December 31, 2010). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to determine whether such a change in perceived relative value has occurred or what the effect, if any, this legislation has had or will have in the future on the market price of our stock.

We are dependent on external sources of capital.

        Because of distribution requirements imposed on us to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, and REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage. Due to the current financial crisis and the lack of liquidity in the market, such capital may not be available.

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

        Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBD's. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBD's in which our Suburban properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

Loss of our key personnel could harm our operations.

        We are dependent on the efforts of Stephen L. Green, the chairman of our board of directors and an executive officer, Marc Holliday, our chief executive officer, Andrew Mathias, our president and chief investment officer and Gregory F. Hughes, our chief operating officer and chief financial officer. These officers have employment agreements which expire in December 2009, January 2010, December 2010, and December 2009, respectively. A loss of the services of any of these individuals could adversely affect our operations.

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

Compliance with changing regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

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

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2008, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

The Portfolio

  General

        As of December 31, 2008, we owned or held interests in 21 consolidated and eight unconsolidated commercial office properties encompassing approximately 13.8 million rentable square feet and 9.4 million rentable square feet, respectively, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2008, our portfolio also included ownership interests in 28 consolidated and six unconsolidated commercial office properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, or the Suburban assets, encompassing approximately 4.7 million rentable square feet and 2.9 million rentable square feet, respectively. As of December 31, 2008, our portfolio also included eight consolidated and unconsolidated retail properties encompassing approximately 400,212 square feet, two development properties encompassing approximately 363,000 square feet and two land interests.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2008:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased(%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store"(14)
19 West 44th Street	1916	Midtown	292,000	0	97.9	13,027,548	1	59	45.59	42.43
220 East 42nd Street	1929	Grand Central	1,135,000	4	99.7	47,530,260	5	31	42.62	40.29
28 West 44th Street	1919/2003	Midtown	359,000	1	99.6	15,623,136	1	71	44.48	40.16
317 Madison Avenue	1920/2004	Grand Central	450,000	1	92.0	21,408,564	2	86	48.74	41.45
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central North	1,188,000	4	96.8	63,289,608	6	225	47.47	40.94
461 Fifth Avenue(6)	1988	Midtown	200,000	1	95.4	14,702,820	1	19	75.22	70.28
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	98.5	48,737,352	5	21	52.99	45.14
555 West 57th Street(7)	1971	Midtown West	941,000	3	99.1	29,813,244	3	14	30.47	29.23
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	100.0	13,082,364	1	19	81.68	81.12
625 Madison Avenue	1956/2002	Plaza District	563,000	2	97.6	40,070,292	4	28	73.83	70.36
673 First Avenue(7)	1928/1990	Grand Central South	422,000	1	99.7	15,711,768	1	9	35.08	32.12
711 Third Avenue(7)(8)	1955	Grand Central North	524,000	1	93.3	23,261,772	2	17	45.11	40.28
750 Third Avenue	1958/2006	Grand Central North	780,000	3	97.2	37,788,192	4	26	49.52	45.23
120 West 45th Street	1998	Midtown	440,000	1	99.0	24,766,608	2	26	56.20	56.22
810 Seventh Avenue	1970	Times Square	692,000	2	84.3	38,549,352	4	36	60.97	60.56
919 Third Avenue	1970	Grand Central North	1,454,000	5	99.9	80,192,064	4	15	55.26	51.01
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	3	98.9	70,133,220	7	20	65.45	58.98
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	96.0	31,459,104	3	40	56.45	54.37

Subtotal/Weighted Average			12,145,000	39	97.2	$629,147,268	56	762

Adjustments
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	99.8	61,630,188	6	3	52.50	52.30
331 Madison Avenue	1923	Grand Central	114,900	0	100.0	4,755,708	0	19	41.07	40.77
333 West 34th Street	1954/2000	Penn Station	345,400	1	100.0	14,897,340	1	1	44.02	43.93

Subtotal/Weighted Average			1,637,200	5	99.8	81,283,236	7	23
Total/Weighted Average Consolidated Properties(9)			13,782,200	44	97.5	710,430,504	63	785

UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—50%	1950/1980	Grand Central South	834,000	3	81.1	39,922,656	2	34	58.05	42.33
521 Fifth Avenue—50.1%	1929/2000	Grand Central	460,000	1	94.4	23,932,800	1	46	53.73	51.44
800 Third Avenue—42.95%	1972/2006	Grand Central North	526,000	2	98.7	28,512,732	1	26	54.42	51.97
1221 Avenue of the Americas—45%	1971/1997	Rockefeller Center	2,550,000	8	93.5	151,154,196	7	21	63.99	62.92
1515 Broadway—55%	1972	Times Square	1,750,000	6	95.4	87,783,168	6	10	53.80	48.05

Subtotal/Weighted Average			6,120,000	20	92.8	331,305,552	17	137

Adjustments
388 & 390 Greenwich Street—50.6%(13)	1986-1990	Downtown	2,635,000	9	100.0	99,225,000	5	1	37.66	37.66
1745 Broadway—32.3%	2003	Midtown	674,000	2	100.0	36,781,656	1	1	57.06	57.06

Subtotal/Weighted Average			3,309,000	11	100.0	$136,006,656	6	2
Total/Weighted Average Unconsolidated Properties(10)			9,429,000	31	95.4	$467,312,208	23	139
Manhattan Grand Total/Weighted Average			23,211,200	75	96.7	$1,177,742,712		924
Manhattan Grand Total—SLG share of Annualized Rent						$905,514,851	86
Manhattan Same Store Occupancy %—Combined			18,265,000	79	95.8

Suburban Properties
CONSOLIDATED PROPERTIES
Adjustments
1100 King Street—1 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	100.0	2,375,316	0	1	26.39	26.34
1100 King Street—2 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	79.4	1,924,008	0	3	28.01	19.99
1100 King Street—3 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	79.9	1,982,808	0	4	27.59	26.50
1100 King Street—4 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	96.9	2,790,012	0	10	30.98	28.80
1100 King Street—5 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	79.9	1,925,748	0	8	26.82	22.28
1100 King Street—6 International Drive(14)	1983-1986	Rye Brook, Westchester	90,000	0	100.0	2,715,792	0	4	28.47	26.87
520 White Plains Road(14)	1979	Tarrytown, Westchester	180,000	1	92.4	4,167,012	1	9	25.88	25.51
115-117 Stevens Avenue(14)	1984	Valhalla, Westchester	178,000	1	67.5	3,310,212	1	14	26.44	23.79
100 Summit Lake Drive(14)	1988	Valhalla, Westchester	250,000	1	78.4	5,714,148	1	7	29.22	29.17
200 Summit Lake Drive(14)	1990	Valhalla, Westchester	245,000	1	95.7	6,475,452	1	9	28.47	28.54
500 Summit Lake Drive(14)	1986	Valhalla, Westchester	228,000	1	81.0	4,566,312	1	3	24.74	24.44
140 Grand Street(14)	1991	White Plains, Westchester	130,100	0	91.0	3,499,116	1	8	36.45	30.40
360 Hamilton Avenue(14)	2000	White Plains, Westchester	384,000	1	100.0	13,152,612	1	14	35.13	32.01
399 Knollwood Road	1986	White Plains, Westchester	145,000	1	97.3	3,625,584	1	45	25.95	21.76

Westchester, NY Subtotal			2,280,100	7	88.9	58,224,132	8	139

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased(%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
1 Landmark Square(14)	1973/1984	Stamford, Connecticut	312,000	1	81.9	8,250,804	1	51	34.26	33.20
2 Landmark Square(14)	1973/1984	Stamford, Connecticut	46,000	0	78.6	1,043,700	0	11	30.51	28.72
3 Landmark Square(14)	1973/1984	Stamford, Connecticut	130,000	0	97.0	3,515,136	0	13	27.83	28.01
4 Landmark Square(14)	1973/1984	Stamford, Connecticut	105,000	0	80.9	2,295,564	0	13	29.57	35.24
5 Landmark Square(14)	1973/1984	Stamford, Connecticut	61,000	0	99.8	879,528	0	12	15.87	15.64
6 Landmark Square(14)	1973/1984	Stamford, Connecticut	172,000	1	78.3	2,946,324	0	5	22.99	22.51
7 Landmark Square	2007	Stamford, Connecticut	36,800	0	10.8	258,696	0	1	65.00	65.00
300 Main Street	2002	Stamford, Connecticut	130,000	0	94.6	1,997,436	0	20	16.56	16.22
680 Washington Boulevard(14)	1989	Stamford, Connecticut	133,000	1	100.0	5,071,392	0	5	38.50	38.46
750 Washington Boulevard(14)	1989	Stamford, Connecticut	192,000	1	98.5	6,490,068	1	9	35.40	31.80
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	1	67.3	3,847,788	0	19	30.07	29.43
1055 Washington Boulevard(14)	1987	Stamford, Connecticut	182,000	1	84.9	5,325,720	1	20	33.08	30.28
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	0	83.2	3,560,136	0	10	39.64	32.21

Connecticut Subtotal			1,764,700	6	84.9	45,482,292	3	189

55 Corporate Drive, NJ	1987/1999	Bridgewater, New Jersey	670,000	2	100.0	21,812,124	1	1	32.56	32.56

Total/Weighted Average Consolidated Properties(11)			4,714,800	15	89.0	125,518,548	12	329
UNCONSOLIDATED PROPERTIES
Adjustments
The Meadows—25%	1981	Rutherford, New Jersey	582,100	2	83.3	12,266,486	1	57	26.10	18.06
16 Court Street—35%	1928	Brooklyn, New York	317,600	1	77.8	8,323,980	0	61	39.92	39.49
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	97.6	21,358,068	0	36	34.91	34.61
One Court Square—30%	1987	Long Island City, New York	1,402,000	5	100.0	51,082,644	1	1	36.45	36.45

Total/Weighted Average Unconsolidated Properties(12)			2,941,700	10	93.8	$93,031,178	2	155

Grand Total/Weighted Average			30,867,700	100	95.2	$1,396,292,438		1,408
Grand Total—SLG share of Annualized Rent						$1,040,094,174	100

RETAIL, DEVELOPMENT & LAND	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot(3)	Annualized Net Effective Rent Per Leased Square Foot(4)
125 Chubb Way	2008	Lyndhurst, NJ	278,000	37	—	—	—	—	—	—
141 Fifth Avenue—50%	1879	Flat Iron	21,500	3	100.0	2,018,820	3	4	97.44	93.83
150 Grand Street	1962/2001	White Plains	85,000	11	17.5	387,720	1	3	—	—
1551-1555 Broadway—10%	1890	Times Square	25,600	3	100.0	—	N/A	N/A	—	—
1604 Broadway—63%	1912/2001	Times Square	29,876	4	100.0	4,596,312	8	3	146.08	153.85
180-182 Broadway—50%	1902	Cast Iron/Soho	70,580	9	66.8	1,110,108	1	19	31.29	15.73
21-25 West 34th Street—50%	1920/1930	Herald Square/Penn Station	30,100	4	100.0	5,875,128	8	1	196.24	195.19
27-29 West 34th Street—50%	1904	Herald Square/Penn Station	41,000	5	100.0	—	N/A	N/A	—	—
379 West Broadway—45%	1853/1987	Cast Iron/Soho	62,006	8	100.0	3,270,084	4	6	52.74	51.85
717 Fifth Avenue—32.75%	1958/2000	Midtown/Plaza District	119,550	16	79.1	19,118,328	46	7	169.17	159.92
2 Herald Square—55%	—	Herald Square/Penn Station	N/A	N/A	N/A	9,000,000	13	1	—	—
885 Third Avenue—55%	—	Midtown/Plaza District	N/A	N/A	N/A	11,095,000	16	1	—	—

Total/Weighted Average Retail/Development Properties			763,212	100	N/A	$56,471,500	100	45

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009 are approximately $2.3 million for our consolidated properties and $12.3 million for our unconsolidated properties.

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

(9)
Includes approximately 12.5 million square feet of rentable office space, 1.0 million square feet of rentable retail space and 0.3 million square feet of garage space.

(10)
Includes approximately 8.8 million square feet of rentable office space, 0.5 million square feet of rentable retail space and 0.1 million square feet of garage space.

(11)
Includes approximately 4.4 million square feet of rentable office space and 0.3 million square feet of rentable retail space.

(12)
Includes approximately 2.9 million square feet of rentable office space.

(13)
The rent per square foot is presented on a triple-net basis.

(14)
The Same-Store properties include properties owned by us on January 1, 2007 and still owned by us at December 31, 2008 and also include the Reckson properties which were acquired on January 25, 2007.

        Historical Occupancy.    We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties In The Midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Markets(2)(3)
December 31, 2008	96.7%	90.8%	92.1%
December 31, 2007	96.6%	94.1%	93.5%
December 31, 2006	97.0%	95.7%	93.7%
December 31, 2005	96.7%	94.4%	92.5%
December 31, 2004	96.0%	93.0%	91.0%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

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

  Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to ten years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2013, the average annual rollover at our Manhattan consolidated and unconsolidated properties is approximately 1.0 million square feet and 0.3 million square feet, respectively, representing an average annual expiration rate of 6.9% and 3.8%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated properties, respectively, with respect to leases in place as of

December 31, 2008 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2009(3)	123	1,052,879	7.61%	$52,176,852	$49.56
2010	121	769,152	5.56	37,787,076	49.13
2011	111	847,277	6.13	44,069,088	52.01
2012	108	965,194	6.98	41,956,764	43.47
2013	97	1,166,750	8.44	57,536,448	49.31
2014	38	736,466	5.32	33,604,488	45.63
2015	46	580,710	4.20	27,819,528	47.91
2016	40	964,962	6.98	50,632,248	52.47
2017	58	1,787,035	12.92	91,868,232	51.41
2018 & thereafter	91	4,959,930	35.86	272,979,780	55.04

Total/weighted average	833	13,830,355	100.00%	$710,430,504	$51.37

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009, are approximately $2.1 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 90,793 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

Manhattan Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2009(3)	23		155,898	1.75%	$7,831,764	$50.24
2010	21		413,381	4.63	21,290,556	51.50
2011	9		150,116	1.68	6,729,336	44.83
2012	17		115,743	1.30	6,275,364	54.22
2013	10		881,822	9.87	52,918,188	60.01
2014	15		231,108	2.59	19,482,600	84.30
2015	15		1,489,468	16.68	76,856,160	51.60
2016	7		209,736	2.35	16,254,612	77.50
2017	5		154,846	1.73	7,933,621	51.24
2018 & thereafter	31		2,493,389	27.92	152,515,007	61.17

Sub-Total/weighted average	153		6,295,507	70.50	368,087,208	$58.47

	2	(4)	2,634,670	29.50	99,225,000

Total	155		8,930,177	100.00%	$467,312,208

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009 are approximately $12.3 million for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 12,486 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

(4)
Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The current net rent is $37.66 per square foot with annual CPI escalation.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2013, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.5 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 11.7% and 6.0% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2008 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2009(3)	72	395,758	9.55%	$10,492,956	$26.51
2010	59	540,472	13.05	16,516,968	30.56
2011	71	806,870	19.48	23,595,996	29.24
2012	37	260,234	6.28	8,144,400	31.30
2013	34	422,895	10.21	13,580,208	32.11
2014	19	236,600	5.71	6,841,440	28.92
2015	17	250,042	6.04	7,798,776	31.19
2016	13	283,262	6.84	7,810,488	27.57
2017	10	86,592	2.09	2,673,600	30.88
2018 & thereafter	14	859,622	20.75	28,063,716	32.65

Total/weighted average	346	4,142,347	100.00%	$125,518,548	$30.30

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009, are approximately $0.2 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 129,713 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

Suburban Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2009(3)	30	154,674	5.75%	$5,150,165	$33.30
2010	23	180,469	6.70	5,356,236	29.68
2011	26	143,629	5.34	4,294,032	29.90
2012	21	241,633	8.98	8,332,956	34.49
2013	17	85,941	3.19	2,618,620	30.47
2014	13	199,031	7.39	6,788,520	34.11
2015	8	40,037	1.49	1,226,424	30.63
2016	5	64,112	2.38	2,044,656	31.89
2017	7	59,178	2.20	2,317,733	39.17
2018 & thereafter	10	1,523,201	56.58	54,901,836	36.04

Total/weighted average	160	2,691,905	100.00%	$93,031,178	$34.56

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2008 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2008 for the 12 months ending December 31, 2009, are approximately $0.1 million for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 20,750 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2008.

  Tenant Diversification

        At December 31, 2008, our portfolio was leased to approximately 1,408 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2008:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 333 West 34th Street, 750 Washington Blvd & Court Square	144	4,789,646	13.2%	9.4%
Viacom International Inc.	1515 Broadway	137	1,287,611	5.0%	4.6%
Credit Suisse Securities (USA), LLC	1 Madison Avenue	144	1,138,143	4.3%	5.8%
Sanofi-Aventis	55 Corporate Drive, NJ	172	670,000	1.6%	1.0%
Morgan Stanley & Co., Inc.	1221 Avenue of the Americas, 2 Jericho Plaza & 4 Landmark Square	120	652,311	3.3%	2.0%
Random House, Inc.	1745 Broadway	114	644,598	2.6%	1.1%
Debevoise & Plimpton, LLP	919 Third Avenue	156	586,528	2.6%	1.7%
Omnicom Group	220 East 42nd Street, 420 Lexington Avenue & 485 Lexington Avenue	100	577,840	1.6%	2.2%
Societe Generale	1221 Avenue of the Americas	57	486,663	2.1%	1.3%
The McGraw Hill Companies, Inc.	1221 Avenue of the Americas	135	420,329	1.6%	1.0%
Advance Magazine Group	750 Third Avenue & 485 Lexington Avenue	146	342,720	1.0%	1.3%
Verizon	120 West 45th Street, 1100 King Street Bldgs 1&2, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	36	315,618	0.6%	0.8%
C.B.S. Broadcasting, Inc.	555 West 57th Street	105	286,037	0.7%	1.0%
Polo Ralph Lauren Corporation	625 Madison Avenue	132	269,269	1.1%	1.5%
Schulte, Roth & Zabel LLP	919 Third Avenue	150	263,186	1.0%	0.7%
New York Presbyterian Hospital	555 West 57th Street & 673 First Avenue	152	262,448	0.6%	0.8%
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	92	250,857	0.9%	1.1%
The City University of NY—CUNY	555 West 57th Street & 28 West 44th Street	87	229,044	0.6%	0.8%
BMW of Manhattan	555 West 57th Street	43	227,782	0.4%	0.5%
Vivendi Universal US Holdings	800 Third Avenue	14	226,105	0.8%	0.5%
Sonnenschein, Nath & Rosenthal	1221 Avenue of the Americas	109	191,825	0.9%	0.5%
D.E. Shaw and Company L.P.	120 West 45th Street	99	187,484	0.8%	1.1%
Amerada Hess Corp.	1185 Avenue of the Americas	228	182,529	0.8%	1.0%
Fuji Color Processing Inc.	200 Summit Lake Drive	51	165,880	0.3%	0.4%
King & Spalding	1185 Avenue of the Americas	202	159,858	0.7%	0.9%
National Hockey League	1185 Avenue of the Americas	167	148,216	0.8%	1.1%
New York Hospitals Center/ Mount Sinai	625 Madison Avenue & 673 First Avenue	153	146,917	0.4%	0.6%
Banque National De Paris	919 Third Avenue	91	145,834	0.6%	0.8%
News America Incorporated	1185 Avenue of the Americas	143	144,567	0.8%	1.1%
Draft Worldwide	919 Third Avenue	59	141,260	0.6%	0.8%

Total Weighted Average(3)			15,541,105	52.2%	47.2%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2008 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2008, we were not involved in any material litigation nor, to management's knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

        On December 6, 2006, the company announced that it and Reckson Associates Realty Corp. had reached an agreement in principal with the plaintiffs to settle the previously disclosed class action lawsuits relating to the SL Green/Reckson merger. The settlement, which has been executed by all parties, and was approved by the New York court, provides (1) for certain contingent profit sharing participations for Reckson stockholders relating to specified assets, none of which are owned by us, (2) for potential payments to Reckson stockholders of amounts relating to Reckson's interest in contingent profit sharing participations in connection with the sale of certain Long Island industrial properties in a prior transaction, none of which are owned by us, and (3) for the dismissal by the plaintiffs of all actions with prejudice and customary releases of all defendants and related parties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol "SLG." On February 18, 2009, the reported closing sale price per share of common stock on the NYSE was $13.42 and there were approximately 446 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2007			2008
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$156.10	$131.81	$0.70	$98.77	$76.78	$0.7875
June 30	$143.47	$122.78	$0.70	$100.74	$82.55	$0.7875
September 30	$133.35	$101.61	$0.70	$92.23	$63.65	$0.7875
December 31	$123.28	$89.43	$0.7875	$62.74	$11.36	$0.3750

        If dividends are declared in a quarter, those dividends will be paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

Units

        At December 31, 2008, there were 2,339,853 units of limited partnership interest of the operating partnership outstanding. These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

Issuer Purchases of Equity Securities

        In March 2007 our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. As of December 31, 2008, we purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

Sale of Unregistered and Registered Securities; Use of Proceeds from Registered Securities

        During the years ended December 31, 2008, 2007 and 2006, we issued none, 343,412 and 223,361 shares of common stock, respectively, to holders of units of limited partnership in the operating partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

        We issued 128,956, 435,583 and 102,826 shares of our common stock in 2008, 2007 and 2006, respectively, for deferred stock-based compensation in connection with employment contracts and other compensation-related grants.

        See Notes 14 and 16 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

        The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	937,706	$61.33	5,538,500	(2)
Equity compensation plans not approved by security holders	—	$—	—

Total	937,706	$61.33	5,538,500

(1)
Includes information related to our 2005 Amended and Restated Stock Option and Incentive Plan and Amended 1997 Stock Option and Incentive Plan, as amended.

(2)
Balance is after reserving for shares to be issued under our 2005 Long-Term Outperformance Compensation Program.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

        In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of minority interest, for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income or funds from operations.

        We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2008.

	Year Ended December 31,
Operating Data	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Total revenue	$1,116,861	$1,017,149	$469,854	$350,368	$257,995

Operating expenses	229,712	209,420	102,548	77,541	60,194
Real estate taxes	127,130	121,594	62,915	45,935	34,171
Ground rent	31,494	32,389	20,150	19,250	15,617
Interest	281,766	251,537	89,394	71,752	55,899
Amortization of deferred finance costs	6,436	15,893	4,424	4,461	3,275
Depreciation and amortization	217,624	175,171	62,523	46,670	34,539
Loan loss and other investment reserves	115,882	—	—	—	—
Marketing, general and administration	120,886	105,044	65,741	44,215	30,279

Total expenses	1,130,930	911,048	407,695	309,824	233,974
Equity in net income of unconsolidated joint ventures	59,961	46,765	40,780	49,349	44,037
Minority interests	(13,262)	(23,173)	(9,657)	(5,366)	(4,098)

Income before gains on sale	32,630	129,693	93,282	84,527	63,960
Gain on early extinguishment of debt	88,541	—	—	—	—
Loss on equity investment in marketable securities	(147,489)	—	—	—	—
Gain on sale of properties/partial interests	103,014	31,509	3,451	11,550	22,012

Income from continuing operations	76,696	161,202	96,733	96,077	85,972
Discontinued operations (net of minority interest)	333,063	499,208	123,986	61,342	123,458

Net income	409,759	660,410	220,719	157,419	209,430
Preferred dividends and accretion	(19,875)	(19,875)	(19,875)	(19,875)	(16,258)

Income available to common stockholders	$389,884	$640,535	$200,844	$137,544	$193,172

Net income per common share—Basic	$6.72	$10.90	$4.50	$3.29	$4.93

Net income per common share—Diluted	$6.69	$10.78	$4.38	$3.20	$4.75

Cash dividends declared per common share	$2.7375	$2.89	$2.50	$2.22	$2.04

Basic weighted average common shares outstanding	57,996	58,742	44,593	41,793	39,171

Diluted weighted average common shares and common share equivalents outstanding	60,598	61,885	48,495	45,504	43,078

	As of December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(In thousands)
Commercial real estate, before accumulated depreciation	$8,201,789	$8,622,496	$3,055,159	$2,222,922	$1,756,104
Total assets	10,984,353	11,430,078	4,632,227	3,309,777	2,751,881
Mortgage notes payable, revolving credit facilities, term loans, unsecured notes and trust preferred securities	5,516,373	5,623,082	1,815,379	1,542,252	1,150,376
Minority interests	622,742	714,407	127,893	99,061	75,064
Stockholders' equity	3,911,736	3,826,875	2,394,883	1,459,441	1,347,880

	Year Ended December 31,
Other Data	2008	2007	2006	2005	2004
	(In thousands)
Funds from operations available to common stockholders(1)	$374,974	$357,957	$223,634	$189,513	$162,377
Funds from operations available to all stockholders(1)	374,974	357,957	223,634	189,513	162,377
Net cash provided by operating activities	384,552	406,705	225,644	138,398	164,458
Net cash used in investment activities	396,219	(2,334,337)	(786,912)	(465,674)	(269,045)
Net cash provided by financing activities	(99,846)	1,856,418	654,342	315,585	101,836

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

  A reconciliation of FFO to net income computed in accordance with GAAP is provided under the heading of "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        SL Green Realty Corp., or the company, a Maryland corporation, and SL Green Operating Partnership, L.P., or the operating partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. We are a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the company and all entities owned or controlled by the company, including the operating partnership.

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

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson's Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect interest of Reckson in Reckson Asset Partners, LLC, an affiliate of Reckson Strategic Venture Partners, LLC, or RSVP, and all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of RSVP, and other related entities, which were purchased by a 50/50 joint venture with an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        Beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply, and other lending markets experienced higher volatility and decreased liquidity resulting from the poor credit performance in the residential lending markets. The residential sector capital markets issues quickly spread more broadly into the asset-backed commercial real estate, corporate and other credit and equity markets. These factors have resulted in substantially reduced mortgage loan originations and securitizations, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. In the few instances in which debt is available, it is at a cost much higher than in the recent past.

        Credit spreads on commercial mortgages (i.e., the interest rate spread over given benchmarks such as LIBOR or U.S. Treasury securities) are significantly influenced by: (a) supply and demand for such mortgage loans; (b) perceived risk of the underlying real estate collateral cash flow; and (c) capital markets execution for the sale or financing of such commercial mortgage assets. In the case of (a), the number of potential lenders in the marketplace and the amount of funds they are willing to devote to commercial mortgage assets will impact credit spreads. As liquidity increases, spreads on equivalent commercial mortgage loans will decrease. Conversely, a lack of liquidity will result in credit spreads increasing. During periods of volatility, such as the markets are currently experiencing, the number of lenders participating in the market may change at an accelerated pace.

        For existing loans, when credit spreads widen, the fair value of these existing loans decreases. If a lender were to originate a similar loan today, such loan would carry a greater credit spread than the existing loan. Even though a loan may be performing in accordance with its loan agreement and the underlying collateral has not changed, the fair value of the loan may be negatively impacted by the incremental interest foregone from the widened credit spread. Accordingly, when a lender wishes to sell or finance the loan, the reduced value of the loan will impact the total proceeds that the lender will receive.

        The recent credit crisis has put many borrowers, including some of our borrowers, on our structured finance portfolio under increasing amounts of financial and capital distress. For the year ended December 31, 2008, we recorded a gross provision for loan losses of approximately $98.9 million primarily related to non-New York City structured finance investments.

        The New York City real estate market has seen an increase in the direct vacancy rate as well as an increase in the amount of sublease space on the market. We expect that the total vacancy rate in Manhattan will continue to rise in 2009. This directly impacts a landlord's ability to increase rents and may also result in a landlord needing to reduce its rents and provide a longer free rent period or a greater tenant improvement allowance in order to attract a tenant to rent the space. Property sales have slowed down to a trickle, primarily due to a lack of financing for purchasers due to tighter lending standards and the other factors noted above.

        New York City sales activity in 2008 decreased by approximately $27.4 billion when compared to 2007, as total volume only reached approximately $20.4 billion. In 2007, 16 transactions were consummated at prices in excess of $1,000.00 per square foot, including three deals that closed in the fourth quarter of 2007. This compares to only four such deals in 2008.

        Leasing activity for Manhattan, a borough of New York City, totaled approximately 19.1 million square feet compared to approximately 23.6 million square feet in 2007. Of the total 2008 leasing activity in Manhattan, the Midtown submarket accounted for approximately 13.0 million square feet, or 67.9%. As a result, Midtown's overall vacancy increased from 5.8% in 2007 to 8.5% in 2008.

        Overall asking rents for direct space in Midtown decreased from $77.57 at year-end 2007 to $72.08 at year-end 2008, a decrease of 7.1%. The decrease in rents has been driven by the financial crisis. Management believes that rental rates will continue to decrease during 2009.

        During 2008, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there is only 1.8 million square feet under construction in Midtown as of year-end and which becomes available in the next two years, 2.3% of which is already pre-leased.

        We saw significant fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2008 at 0.44%, a 416 basis point decrease from the end of 2007. Ten-year US Treasuries ended 2008 at 2.21%, a 182 basis point decrease from the end of 2007.

        Our activities for 2008 included:

  •
  Acquired a fee position and a retail redevelopment property for approximately $62.8 million;

  •
  Sold four properties for an aggregate gross sales price of approximately $792.0 million generating gains to us of approximately $442.3 million;

  •
  Signed 243 office leases totaling 3.3 million square feet during 2008 while increasing the cash rents paid by new tenants on previously occupied space by 31.1% and 14.4% over the most recent cash rent paid by the previous tenants for the same space for the Manhattan and Suburban properties, respectively.

  •
  Repurchased approximately $262.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $88.5 million;

  •
  Originated approximately $41.5 million of new structured finance investments, net of redemptions and recorded approximately $98.9 million in loan loss reserves;

  •
  Wrote down our investment in Gramercy Capital Corp. by approximately $147.5 million and in GKK Manager LLC by approximately $14.9 million;

  •
  Closed on approximately $496.0 million of mortgage financings; and

  •
  We purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of approximately $90.49 per share pursuant to our stock repurchase program, which expired on December 31, 2008.

        As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	97.5%
	Unconsolidated properties	8	9,429,000	95.4%
Suburban	Consolidated properties	28	4,714,800	89.0%
	Unconsolidated properties	6	2,941,700	93.8%

		63	30,867,700

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

        As of December 31, 2008, we also owned approximately 12.48% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as all the units of the Class B limited partner interest in Gramercy's operating partnership. See Item 8 Financial Statements, Note 6.

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

  Rental Property

        On a periodic basis, our management team assesses whether there are any indicators that the value of our real estate properties, including joint venture properties and assets held for sale, and structured finance investments may be impaired. If the carrying amount of the property is greater than the estimated expected future cash flow (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) of the asset or sales price, impairment has occurred. We will then record an impairment loss equal to the difference between the carrying amount and the fair value of the asset. We do not believe that the value of any of our rental properties or development properties was impaired at December 31, 2008 and 2007.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        In accordance with SFAS 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

  Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

  Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by loan. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense. In 2008, we recorded approximately $45.8 million in loan loss reserves. No reserve for impairment was required at December 31, 2007.

        Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models. During the year ended December 31, 2008, we redesignated loans with a gross carrying value of $121.2 million from structured finance investments to assets held for sale. We recorded a mark-to-market adjustment of approximately $53.1 million against these investments.

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

Results of Operations

  Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

        The following comparison for the year ended December 31, 2008, or 2008, to the year ended December 31, 2007, or 2007, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by us at January 1, 2007 and at December 31, 2008 and total 40 of our 49 consolidated properties, inclusive of the Reckson assets (January 2007), representing approximately 69.2% of our share of annualized rental revenue, and the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2007, namely, 300 Main Street, 399 Knollwood (all January 2007), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and (iii) "Other," which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. There were no acquisitions of commercial office properties in 2008. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$777.3	$665.7	$111.6	16.8%
Escalation and reimbursement revenue	123.6	109.5	14.1	12.9

Total	$900.9	$775.2	$125.7	16.2%

Same-Store Properties	$765.3	$691.4	$73.9	12.6%
Acquisitions	130.0	77.9	52.1	66.9
Other	5.6	5.9	(0.3)	(5.1)

Total	$900.9	$775.2	$125.7	16.2%

        Occupancy in the Same-Store Properties increased from 95.0% at December 30, 2007 to 95.2% at December 31, 2008. The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2008 compared to a partial period or not being included in 2007. This includes the Reckson properties.

        At December 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 20.2% and 14.4% higher, respectively, than then existing in-place fully escalated rents. Approximately 8.1% of the space leased at our consolidated properties expires during 2009. We believe that occupancy rates at the Same-Store Properties will remain relatively unchanged in 2009.

        The increase in escalation and reimbursement revenue was due to the recoveries at the Acquisitions ($0.9 million) and the Same-Store Properties ($13.4 million). The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($9.0 million) and electric reimbursement ($3.7 million) and was primarily offset by decreases in real estate tax recoveries ($0.7 million).

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$60.0	$46.8	$13.2	28.2%
Investment and preferred equity income	119.1	91.0	28.1	30.9
Other income	96.9	150.9	(54.0)	(35.8)

Total	$276.0	$288.7	$(12.7)	(4.4)%

        The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($6.4 million), 1515 Broadway ($11.4 million),

1250 Broadway ($1.7 million), 521 Fifth Avenue ($1.5 million), 2 Herald Square ($1.9 million), One Madison Avenue ($1.0 million), Mack-Green ($1.9 million), 800 Third Avenue ($1.3 million) and 885 Third Avenue ($3.7 million). This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($3.3 million), Gramercy ($9.9 million) and 16 Court Street ($1.0 million). Occupancy at our joint venture properties decreased from 95.2% in 2007 to 95.0% in 2008. At December 31, 2008, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 25.0% and 6.7% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.8% of the space leased at our joint venture properties expires during 2009.

        Investment and preferred equity income increased during the current period. The weighted average investment balance outstanding and weighted average yield were $816.9 million and 10.5%, respectively, for 2008 compared to $717.1 million and 10.3%, respectively, for 2007. During 2008, we sold approximately $99.7 million of structured finance investments and realized net gains of approximately $9.3 million. We also settled the RSVP investment which resulted in a gain of approximately $6.9 million. No structured finance investments were sold in 2007.

        The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and One Madison Clocktower (approximately $5.1 million) as well as a decrease in fee income earned by GKK Manager LLC, an affiliate of ours and the external manager of Gramercy (approximately $3.1 million). This was partially offset by an incentive distribution earned in 2008 upon the sale of 1250 Broadway ($25.0 million) and an advisory fee earned by us in connection with Gramercy closing its acquisition of AFR ($6.6 million). The reduction in fee income from GKK Manager LLC, was primarily due to us waiving our rights to receive incentive fees and CDO Management fees since July 2008. In addition, in 2008 we returned approximately $5.1 million of incentive fees to Gramercy pursuant to a written agreement.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$229.7	$209.4	$20.3	9.7%
Real estate taxes	127.1	121.6	5.5	4.5
Ground rent	31.5	32.4	(0.9)	(2.8)

Total	$388.3	$363.4	$24.9	6.9%

Same-Store Properties	$348.5	$325.1	$23.4	7.2%
Acquisitions	24.3	20.8	3.5	16.8
Other	15.5	17.5	(2.0)	(11.4)

Total	$388.3	$363.4	$24.9	6.9%

        Same-Store Properties operating expenses increased approximately $18.7 million. There were increases in payroll expenses ($3.8 million), contract maintenance and repairs and maintenance ($2.1 million), utilities ($8.4 million), insurance ($1.0 million), ground rent expense ($0.3 million) and other miscellaneous expenses ($3.1 million), respectively.

        The increase in real estate taxes was primarily attributable to the Same-Store Properties ($4.7 million) due to higher assessed property values and the Acquisitions ($0.8 million).

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$288.2	$267.4	$20.8	7.8%
Depreciation and amortization expense	217.6	175.2	42.4	24.2
Loan loss and other investment reserves	115.9	—	115.9	100.0
Marketing, general and administrative expense	120.9	105.0	15.9	15.1

Total	$742.6	$547.6	$195.0	35.6%

        The increase in interest expense was primarily attributable draw downs on our 2007 unsecured revolving credit facility which were done in response to uncertainty in the financial sector. The weighted average interest rate decreased from 5.66% for the year ended December 31, 2007 to 5.24% for the year ended December 31, 2008. As a result of the new investment activity in 2007 and drawing down on our 2007 unsecured revolving credit facility in 2008, the weighted average debt balance increased from $4.7 billion as of December 31, 2007 to $5.7 billion as of December 31, 2008.

        In 2008, we recorded approximately $98.9 million in loan loss reserves primarily against our non-New York City structured finance investments. During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligates Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders of Gramercy and its subsidiaries to a potential internalization. We also expensed our approximately $14.9 million investment in GKK Manager LLC.

        Marketing, general and administrative expenses, or MG&A, represented 10.8% of total revenues in 2008 compared to 10.3% in 2007. During the fourth quarter, we and certain of our employees agreed to cancel, without compensation, certain employee stock options as well as a portion of our 2006 long-term outperformance plan. These cancellations resulted in a non-cash charge of approximately $18.0 million. MG&A for 2008 includes personnel hired by GKK Manager LLC in connection with the AFR acquisition which added approximately $4.3 million to MG&A. MG&A for 2008 also includes a non-recurring expense of approximately $2.0 million for costs incurred in connection with the pursuit of redevelopment projects.

        Due to market conditions, we recognized a loss on our investment in Gramercy of approximately $147.5 million. In addition, we repurchased approximately $262.6 million of our convertible bonds in 2008 and realized approximately $88.5 million of gains due to the early extinguishment of debt.

  Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

        The following comparison for the year ended December 31, 2007, or 2007, to the year ended December 31, 2006, or 2006, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by us at January 1, 2006 and at December 31, 2007 and total 12 of our 53 consolidated properties, representing approximately 31.0% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2006, namely, 25-27 and 29 West 34PthP Street (January), 521 Fifth Avenue (March), 609 Fifth Avenue (June), 717 Fifth Avenue (September), 485 Lexington (December) and in 2007, namely, 300 Main Street, 399 Knollwood, and the Reckson assets (January), 333 West 34th Street, 331 Madison Avenue and 48 East 43rd Street (April), 1010 Washington Avenue, CT, and 500 West Putnam Avenue, CT (June), and 180 Broadway and One Madison Avenue (August) and

(iii) "Other," which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2007	2006	$ Change	% Change
Rental revenue	$665.7	$302.0	$363.7	120.4%
Escalation and reimbursement revenue	109.5	53.9	55.6	103.2

Total	$775.2	$355.9	$419.3	117.8%

Same-Store Properties	$392.1	$321.8	$70.3	21.9%
Acquisitions	377.2	25.4	351.8	1,385.0
Other	5.9	8.7	(2.8)	(32.2)

Total	$775.2	$355.9	$419.3	117.8%

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

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$46.8	$40.8	$6.0	14.7%
Investment and preferred equity income	91.0	61.4	29.6	48.2
Other income	150.9	52.6	98.3	186.9

Total	$288.7	$154.8	$133.9	86.5%

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

Property Operating Expenses (in millions)	2007	2006	$ Change	% Change
Operating expenses	$209.4	$102.5	$106.9	104.3%
Real estate taxes	121.6	62.9	58.7	93.3
Ground rent	32.4	20.2	12.2	60.4

Total	$363.4	$185.6	$177.8	95.8%

Same-Store Properties	$188.4	$161.8	$26.6	16.4%
Acquisitions	157.5	9.3	148.2	1,593.6
Other	17.5	14.5	3.0	20.7

Total	$363.4	$185.6	$177.8	95.8%

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

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$267.4	$93.8	$173.6	185.1%
Depreciation and amortization expense	175.2	62.5	112.7	180.3
Marketing, general and administrative expense	105.0	65.7	39.3	59.8

Total	$547.6	$222.0	$325.6	146.7%

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

Liquidity and Capital Resources

        We are currently experiencing a global economic downturn and credit crunch. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. In the few instances in which debt is available, it is at a cost much higher than in the recent past.

        We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements and leasing costs and for structured finance investments will include:

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2007 unsecured revolving credit facility;

  (4)
  Other forms of secured or unsecured financing;

  (5)
  Net proceeds from divestitures of properties and redemptions, participations and dispositions of structured finance investments; and

  (6)
  Proceeds from common or preferred equity or debt offerings by us or the operating partnership (including issuances of limited partnership units in the operating partnership and trust preferred securities).

        Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital for acquisitions.

        We believe that our sources of working capital, specifically our cash flow from operations, borrowings available under our 2007 unsecured revolving credit facility, cash on hand and our ability to access private and public debt and equity capital, are adequate for us to meet our short-term and long-term liquidity requirements for the foreseeable future.

Cash Flows

        The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        Cash and cash equivalents were $726.9 million and $46.0 million at December 31, 2008 and December 31, 2007, respectively, representing an increase of $680.9 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2008	2007	Increase (Decrease)
Net cash provided by operating activities	$384,552	$406,705	$(22,153)
Net cash used in investing activities	$396,219	$(2,334,337)	$2,730,556
Net cash provided by financing activities	$(99,846)	$1,856,418	$(1,956,264)

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2008, our portfolio was 95.2% occupied. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. In the first quarter of 2007, we acquired Reckson for approximately $4.0 billion which included the assumption of approximately $1.5 billion of consolidated debt and the issuance of approximately $1.0 billion of common stock. During the year ended December 31, 2008, when compared to the year ended December 31, 2007, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(4,120,567)
Capital expenditures and capitalized interest	38,613
Escrow cash-capital improvements/acquisition deposits	137,961
Joint venture investments	(777,267)
Distributions from joint ventures	(375,787)
Proceeds from sales of real estate	814,934
Structured finance and other investments	(413,357)
Proceeds from asset sale	1,964,914

        We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, term loans, unsecured notes, construction loans and, from time to time, we issue common and preferred stock. During the year ended December 31, 2008, when compared to the year ended December 31, 2007, the following financing activities provided the funds to complete the investing activity noted above (in thousands):

Proceeds from our debt obligations	$2,818,706
Repayments under our debt obligations	(1,413,266)
Repurchases of common stock	1,267
Minority interest in other partnerships and other financing activities	534,708
Dividends and distributions paid	14,849

Capitalization

        As of December 31, 2008, we had 57,043,835 shares of common stock, 2,339,853 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

        In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. As of December 31, 2008, we purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

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

        During the years ended December 31, 2008 and 2007, we issued approximately 4,300 and 108,000 shares of our common stock and received approximately $0.3 million and $13.8 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted. Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2002. In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan. These awards are subject to vesting as noted above. We record the expense of the restricted stock award in accordance with SFAS 123-R. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the value of the award was amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. Compensation expense of $0.2 million, $0.4 million and $0.65 million related to this plan was recorded during the years ended December 31, 2008, 2007 and 2006, respectively.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a "performance pool" if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant's award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established. The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

        After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established. Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership, that, subject to certain conditions, are convertible into shares of the Company's common stock or cash, at our election. The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R. We recorded approximately $3.9 million, $2.1 million and $2.0 million of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

        On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. Participants in the 2006 Outperformance Plan will share in a "performance pool" if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will end early and the pool will be formed on the last day of such 30 day period. Each participant's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant's participation agreement. Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock. This value is payable in cash or, at our election, in shares of common stock. LTIP Units will be granted prior to the determination of the performance pool;

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

        The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R. We recorded approximately $12.2 million, $2.5 million and $1.1 million of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. This charge of approximately $9.2 million is included in the compensation expense above.

Amended and Restated 2005 Stock Option and Incentive Plan

        Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. At December 31, 2008, approximately 4.5 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.5 million shares if all shares available under the 2005 Plan were issued as five-year options.

Deferred Stock Compensation Plan for Directors

        Under our Independent Director's Deferral Program, which commenced July 2004, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the board of directors or a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. Each participating non-employee director's account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

        During the year ended December 31, 2008, approximately 7,000 phantom stock units were earned. As of December 31, 2008, there were approximately 22,513 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2008, approximately 4,900 shares of our common stock had been issued under the ESPP.

Market Capitalization

        At December 31, 2008, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes, and trust preferred securities (including our share of joint venture debt of approximately $1.9 billion) represented 81.0% of our combined market capitalization of approximately $9.4 billion (based on a common stock price of $25.90 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2008). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt. This ratio has increased significantly compared to 2007 primarily due to the significant decrease in our stock price in 2008.

Indebtedness

        The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2008 and 2007, respectively (dollars in thousands).

	December 31,
Debt Summary:	2008	2007
Balance
Fixed rate	$3,953,268	$4,607,144
Variable rate—hedged	60,000	160,000

Total fixed rate	4,013,268	4,767,144

Variable rate	1,427,677	764,011
Variable rate—supporting variable rate assets	175,428	191,927

Total variable rate	1,603,105	955,938

Total	$5,616,373	$5,723,082

Percent of Total Debt:
Total fixed rate	71.5%	83.3%
Variable rate	28.5%	16.7%

Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.37%	5.35%
Variable rate	4.05%	6.57%

Effective interest rate	5.24%	5.66%

        The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.44% and 4.60% at December 31, 2008 and 2007, respectively). Our consolidated debt at December 31, 2008 had a weighted average term to maturity of approximately 7.0 years.

        Certain of our structured finance investments, totaling approximately $175.4 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2008.

Mortgage Financing

        As of December 31, 2008, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.95% and approximately $274.0 million of variable rate debt with an effective weighted average interest rate of approximately 5.25%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. We increased the capacity under the 2007 unsecured revolving credit facility by $300.00 million in January 2007, by an additional $450.0 million in June 2007 and by an additional $250.0 million in October 2007. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR, based on our leverage ratio. As of

December 31, 2008, the spread was 90 basis points. This facility matures in June 2011 and has a one-year extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $1.4 billion outstanding at December 31, 2008. Availability under the 2007 unsecured revolving credit facility was further reduced at December 31, 2008 by the issuance of approximately $22.0 million in letters of credit and by a defaulted lender's unfunded committed amount of approximately $33.4 million. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999(1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004(1)	150,000	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	275,000	6.00%	10	March 31, 2016
June 27, 2005(1)(2)	185,098	4.00%	20	June 15, 2025
March 26, 2007(3)	589,800	3.00%	20	March 30, 2027

	1,549,898
Net discount	(13,950)

	$1,535,948

(1)
Assumed as part of the Reckson Merger.

(2)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is

  7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In 2008 we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $18.3 million.

(3)
In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. In 2008 we repurchased approximately $160.2 million of these bonds and realized net gains on early extinguishment of debt of approximately $70.2 million.

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

Restrictive Covenants

        The terms of our 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2008 and 2007, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2008 and 2007, would increase our annual interest cost by approximately $15.3 million and $9.2 million and would increase our share of joint venture annual interest cost by approximately $7.4 million and $6.9 million, respectively.

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

        Approximately $4.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of December 31, 2008 ranged from LIBOR plus 62.5 basis points to LIBOR plus 275 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes and bonds (net of discounts), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease, air rights and ground leases, as of December 31, 2008 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$28,124	$134,252	$266,223	$159,538	$451,272	$1,551,948	$2,591,357
Revolving Credit Facility	—	—	—	1,389,067	—	—	1,389,067
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	200,000	—	150,000	—	—	1,185,949	1,535,949
Capital lease	1,416	1,451	1,555	1,555	1,555	47,204	54,736
Ground leases	31,953	31,512	29,388	28,638	28,638	578,636	728,765
Estimated interest expense	273,225	256,493	210,836	172,361	158,602	739,274	1,810,791
Joint venture debt	55,265	459,944	171,285	34,192	1,677	1,211,270	1,933,633

Total	$589,983	$883,652	$829,287	$1,785,351	$641,744	$5,414,281	$10,144,298

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including joint ventures and structured finance investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Structured Finance Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying financial statements. Additional information about the debt of our unconsolidated joint ventures is included in "Contractual Obligations" above.

Capital Expenditures

        We estimate that for the year ending December 31, 2009, we will incur, approximately $93.8 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $28.1 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

        We expect to pay dividends to our stockholders based on the distributions we receive from the operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $1.50 per share, we would pay approximately $85.9 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We reduced our annual dividend from $3.15 in 2008 in order to conserve liquidity.

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007. We sold this property in March 2007. We paid Alliance approximately $15.1 million, $14.8 million and $13.6 million for three years ended December 31, 2008, respectively, for these services (excluding services provided directly to tenants).

  Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is $35,516 per year. From February 2007 through December 2008, Nancy Peck and Company leased 507 square feet of space at 420 Lexington Avenue pursuant to a lease which provided for annual rental payments of approximately $15,210. Prior to February 2007, Nancy

Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately $66,000. The rent due pursuant to that lease was offset against a consulting fee of $11,025 per month an affiliate paid to her pursuant to a consulting agreement, which was canceled in July 2006.

  Management Fees

        S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $353,500 in 2008, $297,100 in 2007 and $205,000 in 2006.

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

  Gramercy Capital Corp.

        Our related party transactions with Gramercy are discussed in Note 13, "Related Party Transactions" in the accompanying financial statements. Management has evaluated its investment in Gramercy in accordance with notice 2008-234 issued by the joint SEC Office of the Chief Accountant and the FASB Staff which provided further guidance on fair value accounting. Management evaluated (1) the length of time and the extent to which the market value of our investment in Gramercy has been less than cost, (2) the financial condition and near-term prospects of Gramercy, the issuer, and (3) the intent and ability of SL Green, the holder, to retain its investment for a period of time sufficient enough to allow for anticipated recovery. Based on this evaluation, we recognized a loss on our investment in Gramercy of approximately $147.5 million in the fourth quarter of 2008.

  Insurance

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. Both property policies expire on December 31, 2009. Additional coverage may be purchased on a stand-alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2009.

        In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons; stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability and D&O coverage.

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2008, Belmont increased its terrorism coverage from $50 million to $250 million in an upper layer. In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

  •
  General Liability: Belmont insures a deductible on the general liability insurance with a $250,000 deductible per occurrence and a $2.4 million annual aggregate stop loss limit. We have secured an excess insurer to protect against catastrophic liability losses above the $250,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.4 million. Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million.

  •
  D&O: Effective August 10, 2008, a directors and officers liability policy was added by Belmont to provide reimbursement for SEC claims reducing the deductible from $2,500,000 to $1,000,000.

        As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

        TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of foreign and domestic terrorism. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases and our 2007 unsecured revolving credit facility, contain customary covenants requiring us to maintain insurance. There can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

        We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of "all-risk" property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of "all-risk" property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS. We monitor the coverage provided by CS to make sure that our asset is adequately protected. We own 388 and 390 Greenwich Street, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

        FFO for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income available to common stockholders	$389,884	$640,535	$200,844
Add:
Depreciation and amortization	217,624	175,171	62,523
Minority interest	13,262	23,173	9,657
FFO from discontinued operations	3,500	30,062	44,982
FFO adjustment for unconsolidated joint ventures	40,266	20,635	34,049
Loss on equity investment in marketable securities	147,489	—	—
Less:
Income from discontinued operations	2,034	(17,458)	(30,010)
Gain on sale of discontinued operations	(335,097)	(481,750)	(93,976)
Gain on sale of joint venture property/ partial interest	(103,014)	(31,509)	(3,451)
Depreciation on non-rental real estate assets	(974)	(902)	(984)

Funds from Operations—available to common stockholders	374,974	357,957	223,634
Dividends on convertible preferred shares	—	—	—

Funds from Operations—available to all stockholders	$374,974	$357,957	$223,634

Cash flows provided by operating activities	$384,552	$406,705	$225,644
Cash flows used in investing activities	$396,219	$(2,334,337)	$(786,912)
Cash flows provided by financing activities	$(99,846)	$1,856,418	$654,342

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

Recently Issued Accounting Pronouncements

        The Recently Issued Accounting Pronouncements are discussed in Note 2, "Significant Accounting Policies-Recently Issued Accounting Pronouncements" in the accompanying financial statements.

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, and the expansion and growth of our operations. These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act. Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms. Readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors about which we have made assumptions are:

  •
  general economic or business (particularly real estate) conditions, either nationally or in the New York Metro area being less favorable than expected if the credit crisis continues;

  •
  reduced demand for office space;

  •
  risks of real estate acquisitions;

  •
  risks of structured finance investments and borrowers;

  •
  availability and creditworthiness of prospective tenants and borrowers;

  •
  adverse changes in the real estate markets, including increasing vacancy, increasing availability of sublease space, decreasing rental revenue and increasing insurance costs;

  •
  availability of capital (debt and equity);

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  our ability to comply with financial covenants in our debt instruments;

  •
  market interest rates could adversely affect the market price of our common stock, as well as our performance and cash flows;

  •
  our ability to satisfy complex rules in order for us to qualify as a REIT, for federal income tax purposes, our operating partnership's ability to satisfy the rules in order for it to qualify as a partnership for federal income tax purposes, the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

        The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates, excluding extension options, as of December 31, 2008 (in thousands):

		Long-Term Debt			Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount		Weighted Yield
2009	$226,750	5.28%	$1,374	3.80%	$138,209		9.14%
2010	132,779	5.23%	129,473	3.75%	164,676		11.55%
2011	453,461	5.10%	1,351,829	3.92%	—		—%
2012	29,845	5.04%	1,692	6.22%	—		—%
2013	332,536	5.02%	118,737	6.22%	—		—%
Thereafter	2,837,897	3.86%	—	—%	444,998		9.68%

Total	$4,013,268	3.86%	$1,603,105	3.92%	$747,883	(1)	9.99%

Fair Value	$3,002,800		$1,474,100

(1)
Our structured finance investments had an estimated fair value ranging between $408.0 million and $612.0 million at December 31, 2008.

        The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2008 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2009(1)	$438	4.44%	$398,576	4.08%
2010	29,955	4.44%	86,239	4.54%
2011	1,702	4.41%	169,583	4.97%
2012	13,330	4.40%	20,862	3.98%
2013	1,677	4.40%	—	—%
Thereafter	1,203,175	4.02%	8,095	3.51%

Total	$1,250,277	4.31%	$683,355	4.30%

Fair Value	$1,053,200		$639,600

(1)
Included in this item is $343,750 based on the contractual maturity date of the debt on 1515 Broadway. This loan has a one-year as-of-right extension option.

        The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2008 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit facility	LIBOR	$60,000	4.364%	1/2007	5/2010	$(2,703)
Interest Rate Swap	Anticipated debt	10-Year Treasury	105,000	4.910%	12/2009	12/2019	(18,586)
Interest Rate Swap	Anticipated debt	10-Year Treasury	100,000	4.705%	12/2009	12/2019	(15,998)
Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	1/2007	2/2009	—

Total Consolidated Hedges			$393,000				$(37,287)

        In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps were out of the money and had no value at December 31, 2008. One of our joint ventures had a LIBOR swap in place on a national amount of $560.0 million. This hedge, which matures in December 2017, had a fair value of approximately $(48.0) million at December 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

New York, New York February 27, 2009	/S/ ERNST & YOUNG LLP Ernst & Young LLP

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion thereon.

New York, New York February 27, 2009	/S/ ERNST & YOUNG LLP Ernst & Young LLP

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,386,090	$1,436,569
Building and improvements	5,544,019	5,919,746
Building leasehold and improvements	1,259,472	1,253,973
Property under capital lease	12,208	12,208

	8,201,789	8,622,496
Less: accumulated depreciation	(546,545)	(381,510)

	7,655,244	8,240,986
Assets held for sale	184,035	41,568
Cash and cash equivalents	726,889	45,964
Restricted cash	105,954	105,475
Tenant and other receivables, net of allowance of $16,898 and $13,932 in 2008 and 2007, respectively	30,882	49,015
Related party receivables	7,676	13,082
Deferred rents receivable, net of allowance of $19,648 and $13,400 in 2008 and 2007, respectively	145,561	136,595
Structured finance investments, net of discount of $18,764 and $30,783 in 2008 and 2007, respectively	679,814	805,215
Investments in unconsolidated joint ventures	975,483	1,438,123
Deferred costs, net	133,052	134,354
Other assets	339,763	419,701

Total assets	$10,984,353	$11,430,078

Liabilities and Stockholders' Equity
Mortgage notes payable	$2,591,358	$2,844,644
Revolving credit facility	1,389,067	708,500
Term loans and unsecured notes	1,535,948	2,069,938
Accrued interest payable and other liabilities	70,692	45,194
Accounts payable and accrued expenses	133,098	180,898
Deferred revenue/gain	427,936	819,022
Capitalized lease obligation	16,704	16,542
Deferred land leases payable	17,650	16,960
Dividend and distributions payable	26,327	52,077
Security deposits	34,561	35,021
Liabilities related to assets held for sale	106,534	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	6,449,875	6,888,796
Commitments and Contingencies	—	—
Minority interest in operating partnership	91,334	82,007
Minority interests in other partnerships	531,408	632,400
Stockholders' Equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2008 and 2007, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2008 and 2007, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,404 and 60,071 issued and outstanding at December 31, 2008 and 2007, respectively (including 3,360 and 1,312 shares at December 31, 2008 and 2007 held in Treasury, respectively)	604	601
Additional paid-in-capital	2,999,456	2,931,887
Treasury stock at cost	(302,705)	(150,719)
Accumulated other comprehensive (loss) income	(56,992)	4,943
Retained earnings	1,023,071	791,861

Total stockholders' equity	3,911,736	3,826,875

Total liabilities and stockholders' equity	$10,984,353	$11,430,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental revenue, net	$777,284	$665,707	$301,998
Escalation and reimbursement	123,598	109,517	53,854
Preferred equity and investment income	119,091	91,004	61,403
Other income	96,888	150,921	52,599

Total revenues	1,116,861	1,017,149	469,854

Expenses
Operating expenses including $15,104 (2008), $14,820 (2007) and $13,594 (2006) to affiliates	229,712	209,420	102,548
Real estate taxes	127,130	121,594	62,915
Ground rent	31,494	32,389	20,150
Interest	281,766	251,537	89,394
Amortization of deferred financing costs	6,436	15,893	4,424
Depreciation and amortization	217,624	175,171	62,523
Loan loss and other investment reserves	115,882	—	—
Marketing, general and administrative	120,886	105,044	65,741

Total expenses	1,130,930	911,048	407,695

Income from continuing operations before equity in net income of unconsolidated joint ventures, gain on sale, minority interest and discontinued operations	(14,069)	106,101	62,159
Equity in net income from unconsolidated joint ventures	59,961	46,765	40,780

Income from continuing operations before gain on sale, minority interest and discontinued operations	45,892	152,866	102,939
Equity in net gain on sale of interest in unconsolidated joint venture	103,014	31,509	—
Gain on sale of partial interest	—	—	3,451
Loss on equity investment in marketable securities	(147,489)	—	—
Gain on early extinguishment of debt	88,541	—	—
Minority interest in other partnerships	(10,967)	(17,287)	(5,210)
Minority interest in operating partnership attributable to continuing operations	(2,295)	(5,886)	(4,447)

Income from continuing operations	76,696	161,202	96,733
Net (loss) income from discontinued operations, net of minority interest	(2,034)	17,458	30,010
Gain on sale of discontinued operations, net of minority interest	335,097	481,750	93,976

Net income	409,759	660,410	220,719
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income available to common stockholders	$389,884	$640,535	$200,844

Basic earnings per share:
Net (loss) income from continuing operations before gain on sale and discontinued operations	$(0.73)	$1.89	$1.64
Net (loss) income from discontinued operations, net of minority interest	(0.04)	0.29	0.67
Gain on sale of discontinued operations, net of minority interest	5.78	8.20	2.11
Gain on sale of joint venture property/ partial interest	1.71	0.52	0.08

Net income available to common stockholders	$6.72	$10.90	$4.50

Diluted earnings per share:
Net (loss) income from continuing operations before gain on sale and discontinued operations	$(0.73)	$1.87	$1.61
Net (loss) income from discontinued operations, net of minority interest	(0.03)	0.29	0.65
Gain on sale of discontinued operations, net of minority interest	5.75	8.11	2.05
Gain on sale of joint venture property/ partial interest	1.70	0.51	0.07

Net income available to common stockholders	$6.69	$10.78	$4.38

Basic weighted average common shares outstanding	57,996	58,742	44,593

Diluted weighted average common shares and common share equivalents outstanding	60,598	61,885	48,495

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Stockholders' Equity

(Amounts in thousands, except per share data)

			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock		Retained Earnings	Total	Comprehensive Income
Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$—	$15,316	$235,540	$1,459,441	$166,421

Comprehensive Income:
Net income								220,719	220,719	$220,719
Net unrealized loss on derivative instruments							(1,345)		(1,345)	(1,345)
SL Green's share of joint venture net unrealized gain on derivative instruments										1,281
Preferred dividends								(19,875)	(19,875)
Redemption of units			214	2	6,520				6,522
Proceeds from dividend reinvestment plan			132	1	12,965				12,966
Deferred compensation plan & stock award, net			94	1	302				303
Amortization of deferred compensation plan					10,068				10,068
Net proceeds from common stock offering			6,498	64	800,200				800,264
Proceeds from stock options exercised			446	5	14,452				14,457
Stock-based compensation—fair value					5,528				5,528
Cash distributions declared ($2.50 per common share of which none represented a return of capital for federal income tax purposes)								(114,165)	(114,165)

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	$322,219	$2,394,883	$220,655

Comprehensive Income:
Net income								660,410	660,410	$660,410
Net unrealized loss on derivative instruments							(9,028)		(9,028)	(9,028)
SL Green's share of joint venture net unrealized loss on derivative instruments										(788)
Preferred dividends								(19,875)	(19,875)
Redemption of units and DRIP proceeds			451	5	24,436				24,441
Deferred compensation plan & stock award, net			418	4	650				654
Amortization of deferred compensation plan					35,907				35,907
Proceeds from stock options exercised			349	4	12,913				12,917
Common stock issued in connection with Reckson Merger			9,013	90	1,048,088				1,048,178
Treasury stock-at cost			(1,312)			(150,719)			(150,719)
Cash distribution declared ($2.89 per common share of which none represented a return of capital for federal income tax purposes)								(170,893)	(170,893)

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$2,931,887	$(150,719)	$4,943	$791,861	$3,826,875	$650,594

Comprehensive Income:
Net income								409,759	409,759	$409,759
Net unrealized loss on derivative instruments							(32,368)		(32,368)	(32,368)
SL Green's share of joint venture net unrealized loss on derivative instruments							(29,567)		(29,567)	(29,567)
Preferred dividends								(19,875)	(19,875)
Redemption of units and DRIP proceeds			4	—	312				312
Deferred compensation plan & stock award, net			133	1	583				584
Amortization of deferred compensation plan					59,616				59,616
Proceeds from stock options exercised			196	2	7,058				7,060
Treasury stock-at cost			(2,048)			(151,986)			(151,986)
Cash distribution declared ($2.7375 per common share of which none represented a return of capital for federal income tax purposes)								(158,674)	(158,674)

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$2,999,456	$(302,705)	$(56,992)	$1,023,071	$3,911,736	$347,824

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Operating Activities
Net income	$409,759	$660,410	$220,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,510	204,831	80,230
Gain on sale of discontinued operations	(348,614)	(481,750)	(93,976)
Equity from net income from unconsolidated joint ventures	(59,961)	(46,765)	(40,780)
Distributions of cumulative earnings of unconsolidated joint ventures	67,136	45,856	70,692
Equity in net gain on sale of unconsolidated joint venture/partial interest	(103,014)	(31,509)	(3,451)
Loan loss and other investment reserves	115,882	—	—
Loss on equity investment in marketable securities	147,489	—	—
Minority interests	26,697	24,437	11,347
Deferred rents receivable	(38,866)	(51,863)	(12,398)
Other non-cash adjustments	15,631	30,460	9,105
Changes in operating assets and liabilities:
Restricted cash—operations	(13,283)	(15,444)	(9,402)
Tenant and other receivables	11,553	(17,362)	(12,159)
Related party receivables	5,505	(6,238)	512
Deferred lease costs	(39,709)	(32,933)	(15,583)
Other assets	(2,056)	36,460	(15,118)
Accounts payable, accrued expenses and other liabilities	(49,295)	83,314	43,417
Deferred revenue and land lease payable	10,188	4,801	(7,511)

Net cash provided by operating activities	384,552	406,705	225,644

Investing Activities
Acquisitions of real estate property	(67,751)	(4,188,318)	(572,785)
Proceeds from Asset Sale	—	1,964,914	—
Additions to land, buildings and improvements	(132,375)	(93,762)	(52,357)
Escrowed cash—capital improvements/acquisitions deposits	11,376	149,337	(184,120)
Investments in unconsolidated joint ventures	(45,776)	(823,043)	(166,892)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	458,236	82,449	41,848
Net proceeds from disposition of real estate/partial interest in property	206,782	1,021,716	203,451
Other investments	8,168	(96,955)	—
Structured finance and other investments net of repayments/participations	(42,441)	(350,675)	(56,057)

Net cash provided by (used in) investing activities	396,219	(2,334,337)	(786,912)

Financing Activities
Proceeds from mortgage notes payable	161,577	809,914	329,668
Repayments of mortgage notes payable	(26,233)	(124,339)	(367,670)
Proceeds from revolving credit facility, term loan and unsecured notes	1,663,970	3,834,339	749,645
Repayments of revolving credit facility, term loan and unsecured notes	(1,522,653)	(2,837,813)	(781,645)
Proceeds from stock options exercised	7,372	12,917	14,457
Net proceeds from sale of common stock	—	—	800,269
Purchases of Treasury Stock	(151,986)	(150,719)	—
Minority interest in other partnerships	(21,088)	531,808	35,807
Dividends and distributions paid	(203,134)	(188,285)	(118,146)
Deferred loan costs and capitalized lease obligation	(7,671)	(31,404)	(8,043)

Net cash (used in) provided by financing activities	(99,846)	1,856,418	654,342

Net increase (decrease) in cash and cash equivalents	680,925	(71,214)	93,074
Cash and cash equivalents at beginning of period	45,964	117,178	24,104

Cash and cash equivalents at end of period	$726,889	$45,964	$117,178

Supplemental cash flow disclosures
Interest paid	$305,022	$309,752	$102,581
Income taxes paid	$906	$1,644	$1,356

        In December 2008, 2007 and 2006, the Company declared quarterly distributions per share of $0.375, $0.7875 and $0.70, respectively. These distributions were paid in January 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2008

1. Organization and Basis of Presentation

        SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., or the operating partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The operating partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the operating partnership.

        Substantially all of our assets are held by, and our operations are conducted through, the operating partnership. The Company is the sole managing general partner of the operating partnership. As of December 31, 2008, minority investors held, in the aggregate, a 3.94% limited partnership interest in the operating partnership.

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

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion. SL Green caused ROP to transfer the following assets to the Buyer in the Asset Sale: (1) certain real property assets and/or entities owning such real property assets, in either case, of ROP and 100% of certain loans secured by real property, all of which are located in Long Island, New York; (2) certain real property assets and/or entities owning such real property assets, in either case, of ROP located in White Plains and Harrison, New York; (3) all of the real property assets and/or entities owning 100% of the interests in such real property assets, in either case, of ROP located in New Jersey; (4) the entity owning a 25% interest in Reckson Australia Operating Company LLC, Reckson's Australian management company (including its Australian licensed responsible entity), and other related entities, and ROP and ROP subsidiaries' rights to and interests in, all related contracts and assets, including, without limitation, property management and leasing, construction services and asset management contracts and services contracts; (5) the direct or indirect

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

1. Organization and Basis of Presentation (Continued)

interest of Reckson in Reckson Asset Partners, LLC, an affiliate of RSVP and all of ROP's rights in and to certain loans made by ROP to Frontline Capital Group, the bankrupt parent of Reckson Strategic Venture Partners, LLC, or RSVP, and other related entities, which were purchased by a 50/50 joint venture comprised of the buyer and an affiliate of SL Green; (6) a 50% participation interest in certain loans made by a subsidiary of ROP that are secured by four real property assets located in Long Island, New York; and (7) 100% of certain loans secured by real property located in White Plains and New Rochelle, New York.

        As of December 31, 2008, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	97.5%
	Unconsolidated properties	8	9,429,000	95.4%
Suburban	Consolidated properties	28	4,714,800	89.0%
	Unconsolidated properties	6	2,941,700	93.8%

		63	30,867,700

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

        As of December 31, 2008, we also owned approximately 12.48% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as all the units of the Class B limited partner interest in Gramercy's operating partnership. See Note 6.

Partnership Agreement

        In accordance with the partnership agreement of the operating partnership, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the operating partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the operating partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner will have the right to redeem units of limited partnership interests for cash, or if we so elect, shares of our common stock on a one-for-one basis. In

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

1. Organization and Basis of Presentation (Continued)

addition, we are prohibited from selling 673 First Avenue before August 2009, under certain circumstances.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." See Note 6 and Note 7. Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method. We consolidate variable interest entities in which we are determined to be the primary beneficiary. We have two variable interest entities for which we are considered to be the primary beneficiary as a result of loans we made to our joint venture partner to fund his equity in the joint venture. The interest that we do not own is included in "Minority Interest in Other Partnerships" on the balance sheet. All significant intercompany balances and transactions have been eliminated.

        EITF Issue No. 04-5, or EITF 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership.

        If we retain an interest in the buyer and provide certain guarantees we account for such transaction as a profit-sharing arrangement. For transactions treated as profit-sharing arrangements, we record a profit-sharing obligation for the amount of equity contributed by the other partner and continue to keep the property and related accounts recorded on our books. Any debt assumed by the buyer would continue to be recorded on our books. The results of operations of the property, net of expenses other than depreciation (net operating income), are allocated to the other partner for its percentage interest and reflected as "co-venture expense" in our consolidated financial statements. In future periods, a sale is recorded and profit is recognized when the remaining maximum exposure to loss is reduced below the amount of gain deferred.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

        In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," a property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense and straight-line rent adjustments are no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

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

        Depreciation expense (including amortization of the capital lease asset) amounted to approximately $204.9 million, $165.8 million and $55.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property. We do not believe that the value of any of our rental properties was impaired at December 31, 2008 and 2007.

        A variety of costs are incurred in the acquisition, development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. Our capitalization policy on our development properties is guided by SFAS No. 34 "Capitalization of Interest Cost" and SFAS No. 67 "Accounting for Costs and Initial Rental Operations of Real Estate Projects." The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

        Results of operations of properties acquired are included in the Statement of Operations from the date of acquisition.

        In accordance with SFAS No. 141, "Business Combinations," we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which includes an estimated probability of the lease renewal, and its estimated term, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $25.4 million, $4.5 million and $2.2 million in rental revenue for the years ended December 31, 2008, 2007 and 2006, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages of approximately $6.9 million, $6.1 million and none for the years ended December 31, 2008, 2007 and 2006, respectively.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2008 (in thousands):

	December 31, 2008	December 31, 2007
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(60,074)	(9,970)

Net	$176,520	$226,624

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(101,585)	(20,271)

Net	$379,185	$460,499

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years is as follows (in thousands):

2009	$16,323
2010	17,972
2011	17,665
2012	16,244
2013	14,057

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows:

2009	$8,927
2010	7,668
2011	5,894
2012	4,860
2013	4,109

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. A portion of their compensation, approximating $8.3 million, $7.0 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

        In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations.

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

        We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by loan. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs. Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense. We recorded approximately $45.8 million in loan loss reserves during 2008. No reserve for impairment was required at December 31, 2007.

        Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to SFAS No. 157. During the year ended December 31, 2008, we redesignated loans with a gross carrying value of $121.2 million from structured finance investments to assets held for sale. We recorded a mark-to-market adjustment of approximately $53.1 million against these investments.

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

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRS's generate income, resulting in Federal income tax liability for these entities. Our TRS's recorded approximately $(2.0) million, $4.2 million and $2.2 million in Federal, state and local tax (benefit)/expense in 2008, 2007 and 2006, respectively, of which $0.9 million, $1.6 million and $1.4 million, respectively, had been paid.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

        In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or FIN 48. This interpretation, among other things, creates a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. FIN 48 specifically prohibits the use of a valuation allowance as a substitute for derecognition of tax positions, and it has expanded disclosure requirements. The adoption of FIN 48, on January 1, 2007 had no impact on our consolidated financial statements.

Underwriting Commissions and Costs

        Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

Stock-Based Employee Compensation Plans

        We have a stock-based employee compensation plan, described more fully in Note 14. We account for this plan under SFAS No. 123-R "Shared Based Payment," revised, or SFAS No. 123-R. We adopted SFAS No. 123, "Accounting from Stock-Based Compensation" on January 1, 2003.

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

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants in 2008, 2007 and 2006.

	2008	2007	2006
Dividend yield	2.99%	2.10%	2.33%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	3.24%	4.63%	4.76%
Expected stock price volatility	25.47%	21.61%	17.76%

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

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

        Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. All hedges held by us are deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management and as such no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

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

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the New York Metro area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in these buildings operate in various industries. Other than one tenant who accounts for approximately 9.4% of our annualized rent, no single tenant in our portfolio accounted for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2008. Approximately 10%, 8%, 7%, 8% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2008. Approximately 9%, 7%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2007. Approximately 14%, 10%, 9% and 9% of our annualized rent for consolidated properties was attributable to 420 Lexington Avenue, 220 East 42nd Street, 625 Madison Avenue and 485 Lexington Avenue respectively, for the year ended December 31, 2006. No single borrower accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2008. Currently 69% of our workforce which services substantially all of our properties is covered by three collective bargaining agreements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

Reclassification

        Certain prior year balances have been reclassified to conform to the current year presentation in order to comply with SFAS No. 144.

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements", or SFAS No. 157. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements. In February 2008, the FASB delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 allows entities to voluntarily choose, at specified election dates, to measure many financial assets (as well as certain nonfinancial instruments that are similar to financial instruments) at fair value (the "fair value option"). The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings (or another performance indicator for entities such as not-for profit organizations that do not report earnings). Upon initial adoption, SFAS No. 159 provides entities with a one-time chance to elect the fair value option for existing eligible items. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We did not make the election to measure financial assets at fair value and therefore, adoption of this standard did not have an effect on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption. Accordingly, upon our adoption of this standard on January 1, 2009, there will not be any impact on our historical financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 5" which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 requires that controlling interests be displayed in the consolidated statement of financial position as a seperate component of stockholders' equity. This statement is effective for fiscal years beginning on or after December 15, 2008. We are

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

currently assessing the potential impact that the adoption of SFAS No. 160 will have on our financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. SFAS No. 161 is effective on January 1, 2009. We do not expect this statement to have a material impact on our consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position No. APB 14-1, or FSP 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion." FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer's option, such as those sometimes referred to as "Instrument X." The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. This amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Upon adoption, FSP 14-1 requires companies to retrospectively apply the requirements of the pronouncement to all periods presented. Adoption of FSP 14-1 will result in an aggregate of approximately $19.7 million and $15.8 million of additional non-cash interest expense, or $0.32 per share and $0.25 per share, for the years ended December 31, 2008 and 2007, respectively.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," or SFAS No. 162, which is intended to improve financing reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP in the United States. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's, or SEC, approval of the Public Company Accounting Oversight Board amendment to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities", or FSP EITF 03-06-1. FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies (Continued)

included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We do not expect the adoption of FSP EITF 03-06-1 to have a material impact on our results of operations.

3. Property Acquisitions

2008 Acquisitions

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

2007 Acquisitions

        In January 2007, we acquired Reckson for approximately $6.0 billion, inclusive of transaction costs. Simultaneously, we sold approximately $1.9 billion of the Reckson assets to an asset purchasing venture led by certain of Reckson's former executive management. The transaction included the acquisition of 30 properties encompassing approximately 9.2 million square feet, of which five properties encompassing approximately 4.2 million square feet are located in Manhattan.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

3. Property Acquisitions (Continued)

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

        In April 2007, we acquired the fee interest in 333 West 34th Street for approximately $183.0 million from Citigroup Global Markets Inc. The property encompasses approximately 345,000 square feet. At closing, Citigroup entered into a full building triple net lease through August 2009.

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

        In August 2007, we acquired Gramercy's 45% equity interest in the joint venture that owns the 1,176,000 square foot office building located at One Madison Avenue, or One Madison, for approximately $147.2 million and the assumption of their proportionate share of the debt encumbering the property of approximately $305.3 million. We previously acquired our 55% interest in the property in April 2005.

        In August 2007, we, through a joint venture with Jeff Sutton, acquired the fee interest in a building at 180 Broadway for an aggregate purchase price of $13.7 million, excluding closing costs. The building comprises approximately 24,307 square feet. We own approximately 50% of the equity in the joint venture. We loaned approximately $6.8 million to Jeff Sutton to fund a portion of his equity. This loan is secured by a pledge of Jeff Sutton's partnership interest in the joint venture. As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture.

2006 Acquisitions

        In January 2006, we, through a joint venture with Jeff Sutton, acquired the fee interests in three adjoining buildings at 25-27 and 29 West 34Pth Street for an aggregate purchase price of $30.0 million, excluding closing costs. The buildings comprise approximately 50,900 square feet. We own approximately 50% of the equity in the joint venture. TWe loaned approximately $13.3 million to Jeff Sutton to fund a portion of his equity. These loans are secured by a pledge of Jeff Sutton's partnership interest in the joint venture. As we have been designated as the primary beneficiary of the joint venture under FIN 46(R), we have consolidated the accounts of the joint venture. Effective December 2006, we deconsolidated 25 West 34th Street. Effective May 2008, we deconsolidated 27/29 West 34th Street.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

3. Property Acquisitions (Continued)

        In March 2006, we entered into a long term operating net leasehold interest in 521 Fifth Avenue—a 40-story, 460,000-square-foot office building—with an ownership group led by RFR Holding LLC, which retained fee ownership of the property. We also purchased an option to acquire fee ownership of the property in five years for $15.0 million. Assuming we exercise our option, the total cost would be $225.0 million. The acquisition was financed with a $140.0 million loan and proceeds drawn under our revolving credit facility. The loan, which was for two years and bore interest at the London Interbank Offered Rate, or LIBOR, plus 162.5 basis points, was replaced in April 2006 with a five-year loan that bears interest at LIBOR plus 100 basis points. In December 2006, we sold a 49.9% partnership interest to the City Investment Fund, or CIF. This sale valued the property at $240.0 million. We recognized a gain on the sale of approximately $3.5 million. The loan was also assigned to the joint venture. See Note 6.

        In May 2005, we acquired a 10% interest in a joint venture that acquired a 670,000 square feet property located at 55 Corporate Drive, N.J. The acquisition was funded with an $86.0 million interest-only mortgage, which was to mature in June 2007 and carried an interest rate of 215 basis points over the 30-day LIBOR. This mortgage was acquired by Gramercy in March 2006. In June 2006, the mortgage was repaid and replaced with a $190.0 million, ten-year interest-only mortgage with a fixed interest rate of 5.75%. The property is net-leased to a single tenant until 2023. In connection with the refinancing, the joint venture distributed out all the capital and preferred return to its majority partner. This resulted in our interest increasing from 10% to 50%. Simultaneous with the refinancing, Gramercy acquired a 49.75% interest from the other partners. These interests are held as tenant-in-common interests. This transaction valued the property at $236.0 million. This property was sold in the first quarter of 2009. See Note 23.

        On June 30, 2006, we completed the investment in the previously announced transaction involving 609 Fifth Avenue—a mixed-use property that includes New York City's American Girl Store and approximately 100,000 square feet of Class A office space—in a transaction that valued the property at approximately $182.0 million. We issued approximately 64 million preferred units in SL Green Operating Partnership, L.P., valued at $1.00 per unit, to subsidiaries of 609 Partners, LLC, the partnership that indirectly holds the property, and acquired all of its common partnership interests. The property remains subject to a $102.0 million mortgage loan held by Morgan Stanley Mortgage Capital, Inc. The mortgage has a fixed annual interest rate of 5.85% and will mature in October 2013.

        In September 2006, we, along with Jeff Sutton, were able to consolidate several partnership interests totaling 92.25% in the retail portion and one floor of office space at 717 Fifth Avenue. 717 Fifth Avenue has 47,000 square feet of rentable retail space, approximately 90% of which is currently occupied. This transaction, which valued the property at $235.0 million, was financed with our investment of approximately $46.0 million and a $175.0 million loan from a third party at a blended rate of LIBOR plus 160 basis points. We also have an option to acquire up to 33% of the ownership interests in the property. In January 2007, we exercised a portion of the option and acquired a 32.75% ownership interest in the property. We were consolidating our investment in 717 Fifth Ave. due to our significant economic interest resulting from the financing we provided. Effective September 2008, we deconsolidated this investment.

        In December 2006, we purchased interests in 485 Lexington Avenue from our partners, CIF and The Witkoff Group, or Witkoff, resulting in majority ownership and control of the property. As a result

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

3. Property Acquisitions (Continued)

of the acquisition of interests from CIF and Witkoff, our direct ownership interest in 485 Lexington Avenue increased to 87%. The transaction valued the property at approximately $578.0 million compared to $225.0 million when first acquired in 2004. In addition, we originated a loan secured by CIF's remaining ownership interest. We also acquired an option from CIF to purchase its remaining equity interest. This investment was previously accounted for under the equity method.

Pro Forma

        The following table (in thousands, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the years ended December 31, 2007 and 2006 as though the acquisitions of 521 Fifth Avenue (March 2006), the investment in 609 Fifth Avenue (June 2006), the July and November 2006 common stock offerings as well as the Reckson Merger and the acquisition of the 45% interest in One Madison were completed on January 1, 2006. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets through December 31, 2008. There were no significant acquisitions in 2008. We accounted for the acquisition of assets utilizing the purchase method of accounting.

	2007	2006
Pro forma revenues	$1,086,450	$953,276
Pro forma net income	$629,574	$145,540
Pro forma earnings per common share—basic	$10.62	$2.42
Pro forma earnings per common share and common share equivalents—diluted	$10.49	$2.40
Pro forma common shares—basic	59,258	60,105
Pro forma common share and common share equivalents—diluted	62,490	63,825

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

4. Property Dispositions and Assets Held for Sale (Continued)

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

        In July 2007, we sold an 85% interest in 1372 Broadway, New York, to Wachovia Corporation (NYSE:WB), for approximately $284.8 million. This sale generated a gain of $254.4 million, which is net of a $1.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. We retained a 15% interest in the property. We had the ability to earn incentive fees based on the financial performance of the property. We were accounting for this property as a profit sharing arrangement. We deferred recognition of the gain on sale due to our continuing involvement with the property and because we had an option to reacquire the property under certain limited circumstances. As the property was unencumbered at the time of sale, no debt was recorded on our books. The co-venture expense was included in operating expenses in the Consolidated Statements of Income. The equity contributed by our partner was included in Deferred Revenue on our Consolidated Balance Sheets. In July 2007, the joint venture that now owned 1372 Broadway closed on a $235.2 million, five-year, floating rate mortgage. The mortgage carried an interest rate of 125 basis points over the 30-day LIBOR. This mortgage was recorded off-balance sheet. The joint venture sold the property in October 2008. As a result of the sale, we recognized a gain on sale of approximately $238.6 million, which is net of a $3.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

4. Property Dispositions and Assets Held for Sale (Continued)

        In November 2007, we sold our property located at 470 Park Avenue South for approximately $157.0 million. The property encompasses approximately 260,000 square feet. The sale generated a gain, net of minority interest, of approximately $114.7 million.

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

        At December 31, 2008, discontinued operations included the results of operations of real estate assets under contract or sold prior to that date. This included 286 and 290 Madison Avenue, sold in July 2006, 1140 Avenue of the Americas, sold in August 2006, 125 Broad Street and 110 East 42nd Street sold in June 2007, 292 Madison Avenue, which was sold in July 2007, 470 Park Avenue South, which was sold in November 2007 and 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, and 55 Corporate Drive, NJ which was under contract for sale at December 31, 2008.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

4. Property Dispositions and Assets Held for Sale (Continued)

        The following table summarizes income from discontinued operations (net of minority interest) and the related realized gain on sale of discontinued operations (net of minority interest) for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental revenue	$27,785	$64,090	$71,549
Escalation and reimbursement revenues	3,679	11,816	16,225
Other income	636	1,293	5,198

Total revenues	32,100	77,198	92,972

Operating expense	5,882	18,635	26,662
Real estate taxes	4,342	10,722	14,124
Ground rent	—	—	249
Interest	17,004	16,833	6,957
Depreciation and amortization	5,450	13,005	13,281

Total expenses	32,678	59,195	61,273

Income from discontinued operations	(578)	18,003	31,699
Gain on disposition of discontinued operations	348,573	501,812	99,269
Minority interest in other partnerships	(1,538)	182	—
Minority interest in operating partnership	(13,436)	(20,789)	(6,982)

Income from discontinued operations, net of minority interest	$333,021	$499,208	$123,986

5. Structured Finance Investments

        During the years ended December 31, 2008 and 2007, our structured finance and preferred equity investments (net of discounts) increased approximately $238.5 million and $581.9 million, respectively, due to originations and accretion of discounts. In addition, in 2007 we assumed approximately $136.9 million of structured finance investments as part of the Reckson Merger. There were also approximately $295.9 million and $358.6 million in repayments, participations, sales and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

        Preferred equity and investment income consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Preferred Equity and Investment income	$110,918	$82,692	$53,760
Interest income	8,173	8,312	7,643

Total	$119,091	$91,004	$61,403

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

5. Structured Finance Investments (Continued)

        As of December 31, 2008 and 2007, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 9.13% (in thousands):

Loan Type	Gross Investment	Senior Financing	2008 Principal Outstanding	2007 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)(2)	85,000	212,007	95,626	92,286	December 2020
Mezzanine Loan(1)(6)	—	—	—	28,500	—
Mezzanine Loan(1)	60,000	235,000	58,349	58,173	February 2016
Mezzanine Loan(1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	38,332	38,201	October 2016
Mezzanine Loan(1)(3)	75,000	4,222,605	70,092	64,822	December 2016
Other Loan(1)(7)(13)	5,000	—	5,350	15,000	May 2011
Whole Loan(3)	9,815	—	10,126	9,815	February 2010
Mezzanine Loan(1)(2)(4)(13)(15)	25,000	315,999	27,742	27,742	November 2009
Mezzanine Loan	16,000	90,000	15,670	15,645	August 2017
Mezzanine Loan(3)	41,398	221,549	40,171	38,986	August 2009
Mezzanine Loan(3)(8)	—	—	—	12,500	—
Other Loan(1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior Participation(1)(9)(13)(15)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan(1)(2)	67,000	1,139,000	75,856	67,903	March 2017
Mezzanine Loan(3)	23,145	365,000	24,961	23,145	July 2009
Mezzanine Loan(3)(13)(14)	44,733	926,611	46,372	44,733	August 2009
Mezzanine Loan(3)(13)(14)	22,644	7,099,849	23,847	22,644	June 2009
Junior Participation(1)(10)	—	—	—	37,500	—
Junior Participation(1)(5)	—	—	—	3,884	—
Junior Participation(1)(13)	11,000	53,000	11,000	11,000	November 2009
Junior Participation(1)(5)	—	—	—	21,000	—
Junior Participation(11)(13)	12,000	61,250	10,875	12,000	June 2010
Junior Participation(13)	9,948	48,198	5,866	6,864	December 2010
Junior Participation(12)	50,000	2,310,608	48,709	—	April 2010
Mezzanine Loan(3)	90,000	325,000	92,325	—	July 2010
Whole Loan(3)	9,375	—	9,324	—	February 2015
Loan loss reserve(13)	—	—	(74,666)	—	—

	$736,247	$18,005,676	$675,865	$692,281

(1)
This is a fixed rate loan.

(2)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

5. Structured Finance Investments (Continued)

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

(13)
This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. It excludes the loan loss reserve described in(8) above. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(14)
This investment was classified as held for sale at December 31, 2008.

(15)
This loan is on non-accrual status.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

5. Structured Finance Investments (Continued)

Preferred Equity Investments

        As of December 31, 2008 and 2007 we held the following preferred equity investments (in thousands) with an aggregate weighted average current yield of approximately 10.13%:

Type	Gross Investment	Senior Financing	2008 Amount Outstanding	2007 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(2)	$—	$—	$—	$3,694	July 2014
Preferred equity(1)(5)	15,000	2,350,000	15,000	15,000	February 2015
Preferred equity(1)(3)(5)	51,000	214,064	51,000	51,000	February 2014
Preferred equity(1)(4)	—	—	—	7,000	—
Preferred equity(5)(6)	34,120	88,000	30,268	29,240	March 2010
Preferred equity(1)	—	—	—	7,000	—
Loan loss reserve(5)	—	—	(24,250)	—	—

	$100,120	$2,652,064	$72,018	$112,934

(1)
This is a fixed rate investment.

(2)
This loan was repaid in May 2008.

(3)
Gramercy holds a mezzanine loan on the underlying asset. This investment was classified as held for sale at December 31, 2008.

(4)
This loan was sold in October 2008.

(5)
This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(6)
This junior preferred equity investment is on non-accrual status.

        The following table is a rollforward of our loan loss reserves (in thousands):

Balance at beginning of year	$—
Expensed	101,166
Charge-offs	(2,250)

Balance at end of year	$98,916

        At December 31, 2008, 2007 and 2006 all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

6. Investment in Unconsolidated Joint Ventures

        We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

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

        We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating under EITF 04-5 and EITF 96-16. In situations where our minority partner approves the annual budget, receives a detailed monthly reporting package from us, meets with us on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

        The table below provides general information on each joint venture as of December 31, 2008 (in thousands):

Property	Partner	Ownership Unterest	Economic Unterest	Square Feet	Acquired	Acquisition Price(1)
1221 Avenue of the Americas(2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway(3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture(4)	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street(5)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(6)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway(7)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(8)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(9)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(10)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street(11)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street(12)	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway(13)	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue(14)	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)
Acquisition price represents the actual or implied purchase price for the joint venture.

(2)
We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 15.1% of the property's annualized rent at December 31, 2008. We do not manage this joint venture.

(3)
Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners' tax positions before December 2011. One tenant, whose leases primarily end between 2009 and 2015, represents approximately 78.9% of this joint venture's annualized rent at December 31, 2008.

(4)
We wrote off the net book value of this investment of approximately $2.1 million in December 2008.

(5)
Effective November 2006, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

(6)
We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property's ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property's equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(7)
Effective April 2007, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

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

(12)
Effective May 2008, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R). Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(13)
Effective August 2008, we deconsolidated this investment. As a result of the sale of 80% of our interest, we were no longer the primary beneficiary under FIN 46(R).

(14)
Effective September 2008, we deconsolidated this investment. As a result of the recapitalization of the property, the joint venture was no longer a VIE under FIN 46(R).

        In May 2008, we, along with our joint venture partner SITQ, closed on the sale of the 39-story, 670,000 square foot Class A office tower located at 1250 Broadway in Manhattan for $310.0 million. We recognized an incentive distribution of approximately $25.0 million in addition to our share of the gain on sale of approximately $93.8 million, which is net of a $1.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In March 2007, a joint venture between our company, SITQ and SEB Immobilier—Investment GmbH sold One Park Avenue for $550.0 million. We received approximately $108.7 million in proceeds from the sale, approximately $77.2 million of which represented an incentive distribution under our joint venture arrangement with SEB and the balance of approximately $31.5 million was recognized as gain on sale.

        In June 2007, a joint venture between our company, Ian Schrager, RFR Holding LLC and Credit Suisse sold Five Madison Avenue-Clock Tower for $200.0 million. We realized an incentive distribution of approximately $5.5 million upon the winding down of the joint venture.

        In August 2007, we acquired Gramercy's 45% equity interest in the joint venture that owns One Madison Avenue for approximately $147.2 million (and the assumption of Gramercy's proportionate share of the debt encumbering the property of approximately $305.3 million). In August 2007, an

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

affiliate of ours loaned approximately $146.7 million to GKK Capital L.P. This loan was to be repaid with interest at an annual rate of 5.80% on the earlier of September 1, 2007 or the closing of our purchase from Gramercy of its 45% interest in One Madison Avenue. As a result of our acquisition of Gramercy's interest in August 2007, the loan was repaid with interest on such date. As a result of the acquisition of this interest we own 100% of One Madison Avenue. We accounted for our share of the incentive fee earned from Gramercy of approximately $19.0 million as well as our proportionate share of the gain on sale of approximately $18.3 million as a reduction in the basis of One Madison. See Note 3.

        We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2008 and 2007, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate(1)	2008	2007
1221 Avenue of the Americas(2)	12/2010	4.27%	$170,000	$170,000
1250 Broadway(3)	—	—	$—	$115,000
1515 Broadway(4)	11/2009	3.30%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	4.78%	$20,991	$20,750
Mack-Green joint venture(5)	08/2014	5.59%	$102,195	$102,385
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	3.70%	$140,000	$140,000
One Court Square	12/2010	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	4.11%	$84,527	$81,265
388 and 390 Greenwich Street(6)	12/2017	5.17%	$1,138,379	$560,000
16 Court Street	10/2010	4.05%	$83,658	$81,629
27-29 West 34th Street(7)	05/2011	4.67%	$38,596	—
1551-1555 Broadway(8)	10/2009	4.86%	$106,222	—
717 Fifth Avenue(9)	09/2011	5.80%	$245,000	—

(1)
Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2008.

(2)
This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.

(3)
The interest only loan carried an interest rate of 120 basis points over the 30-day LIBOR, but was reduced to 80 basis points over the 30-day LIBOR in December 2006. The joint venture extended

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

  this loan for one year. This loan was repaid in May 2008 in connection with the sale of the property.

(4)
The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR. The mortgage is subject to a one-year as-of-right renewal option. The joint venture extended this loan for another year.

(5)
Comprised of $91.9 million variable rate debt that matures in May 2009 and $10.3 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt.

(6)
Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage which is floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.

(7)
This construction loan facility has a committed amount of $55.0 million.

(8)
This construction loan has a committed amount of $138.6 million.

(9)
This loan has a committed amount of $285.0 million.

        We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $16.4 million, $13.3 million and $9.7 million from these services for the years ended December 31, 2008, 2007 and 2006 respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

        In April 2004, we formed Gramercy. Gramercy is an integrated commercial real estate specialty finance and property investment company. Gramercy's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities. Gramercy's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States. Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year. During the term of the origination agreement between Gramercy and us, we have the right to purchase up to 25% of the shares in any future offering of Gramercy's common stock in order to maintain our percentage ownership interest in Gramercy. At December 31, 2008, we held 6,219,370 shares, or approximately 12.48% of Gramercy's common stock representing a total investment at net book value of approximately $8.0 million. The market value of our common stock investment in Gramercy was approximately $8.0 million at December 31, 2008. Management has evaluated its investment in Gramercy in accordance with guidance on fair value accounting. Based on these evaluations, which considered, among other things, the duration of time that the market value was less than the book value of our common stock investment in Gramercy, we wrote down our investment by $134.1 million in December 2008, excluding $13.4 million representing our share of Gramercy's

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

accumulated other comprehensive income. Gramercy is a variable interest entity, but we are not the primary beneficiary. Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting. In October 2008, the management agreement was amended and restated and certain other agreements were entered into or terminated.

        In connection with Gramercy's initial public offering, GKK Manager LLC, or the Manager, an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights. In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy's board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008. Gramercy pays the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders' equity (as defined in the management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates. In addition, Gramercy also paid the Manager a collateral management fee (as defined in the management agreement). In connection with any and all collateralized debt obligations, or CDO's, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provides for a collateral manager to be retained, the Manager with respect to such CDO's and other securitization vehicles, received management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a "managed non-transitional" CDO means a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDO's may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. In connection with the closing of Gramercy's first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager has agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provided for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy's board of directors had allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy. The senior collateral management fee and balance of the subordinate collateral management fee is allocated to Gramercy. For the years ended December 31, 2008, 2007 and 2006 we received an aggregate of approximately $21.1 million, $13.1 million and $10.2 million, respectively, in fees under the management agreement and $2.6 million, $4.7 million and $2.9 million, respectively, under the collateral management agreement. Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for the six months ended December 31, 2008 and will be for all subsequent periods. In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the internalization of the Manager and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.

        On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the "Second Amended Management Agreement") with Gramercy and GKK Capital LP. The Second Amended Management Agreement generally contains the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, except for the following material changes: (i) reduces the annual base management fee payable by Gramercy to the Manager to 1.50% of Gramercy's stockholders' equity (effective October 1, 2008); (ii) reduces the termination fee to an amount equal to the management fee earned by the Manager during the 12-month period immediately preceding the effective date of the termination; and (iii) provides that all management, service and similar fees relating to Gramercy's collateralized debt obligations that the Manager is entitled to receive shall be remitted by the Manager to Gramercy for any period from and after July 1, 2008.

        In September 2007, the Manager earned a $1.0 million collateral selection fee payable by Nomura International plc. Gramercy purchased $18.0 million of par of the same securities from which the collateral selection fee was earned. As part of the closing on the securities purchased, Gramercy collected and immediately remitted the fee due to the Manager.

        To provide an incentive for the Manager to enhance the value of Gramercy's common stock, we, along with the other holders of Class B limited partnership interests in Gramercy's operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy's operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy's amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders' equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy's

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

amended and restated partnership agreement as if such agreement had been terminated on that date. We earned approximately $5.1 million, $13.3 million and $7.6 million under this agreement for the years ended December 31, 2008, 2007 and 2006, respectively. The $5.1 million incentive fee was returned to Gramercy in the fourth quarter of 2008. During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligates Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders of Gramercy and its subsidiaries to a potential internalization. We also expensed our approximately $14.9 million investment in GKK Manager LLC. The 2007 incentive fees exclude approximately $19.0 million of incentive fees earned upon the sale of a 45% equity interest in One Madison Avenue by Gramercy to us. We accounted for this incentive fee as a reduction of the basis in One Madison. Amounts payable to the Class B limited partnership interests were waived for the six months ended December 31, 2008. Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

        On October 27, 2008, the Manager entered into a letter agreement (the "Letter Agreement") with the operating partnership, Gramercy, GKK Capital LP and the individual limited partners of GKK Capital LP party thereto, pursuant to which the holders of the Class B Units of GKK Capital LP agreed to waive their respective rights to receive distributions payable on the Class B Units in respect of the period commencing July 1, 2008 and ending on December 31, 2008. For all periods from and after January 1, 2009, the holders of the Class B Units shall continue to receive distributions from GKK Capital LP in accordance with the partnership agreement of GKK Capital LP, except that Gramercy may, at its option, elect to assume directly and satisfy the right of the holders to receive distributions, if permissible under applicable law or the requirements of the exchange on which the shares of common stock trade, in shares of common stock. In addition, the Letter Agreement provides that Gramercy will not amend certain provisions of its charter and bylaws related to indemnification of directors and officers in a manner that is adverse to the operating partnership or any of the individuals party to the Letter Agreement, other than any amendments that would only apply to acts or omissions occurring after the date of such amendment.

        In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager as well as in the Class B limited partner interests in Gramercy's operating partnership. The vesting of these awards is dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy. These awards vested in May 2008. We recorded compensation expense of approximately $0.9 million, $2.9 million and $2.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these awards. The officers and employees who received the awards owned 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager. During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager. Pursuant to an agreement dated December 30, 2008, all the Class B limited partner interests and the remaining 15.6% interest in the Manager were transferred to us. As a result, we own all units, or 100.0%, of the Class B limited partner interests and 100.0% of the Manager.

        Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

the book value of all Gramercy's credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets. We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2008, 2007 and 2006, the Manager received an aggregate of approximately $6.3 million, $4.9 million and $3.7 million, respectively, under the outsourcing and asset servicing agreements. On October 27, 2008, the Manager and SLG Gramercy Services LLC (the "Servicer") entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006. On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

        On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the "Services Agreement") pursuant to which we will provide consulting and other services to Gramercy. We will make certain members of management available in connection with the provision of the services until the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) with respect to a particular executive, the termination of any such executive's employment with us. In consideration for the consulting services, we will receive from Gramercy a fee of $200,000 per month, payable, at Gramercy's option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of Gramercy's common stock trade, in shares of common stock. We will also provide Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash and for a period terminating at the earlier of (i) three months after the date of the Services Agreement, subject to a one-time 30-day extension, or (ii) the termination of the Second Amended Management Agreement.

        During the three months ended March 31, 2006, we paid our proportionate share of an advisory fee of approximately $162,500 to Gramercy in connection with a transaction.

        In 2006, the Board of Directors of Gramercy elected to make an additional payment to the Manager of approximately $1.6 million based upon the 2006 performance of Gramercy.

        All fees earned from Gramercy are included in Other Income in the Consolidated Statements of Income.

        Effective May 1, 2005, Gramercy entered into a lease agreement with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY. The lease is for approximately five thousand square feet with an option to lease an additional approximately two thousand square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one rising to $315,000 per annum in year ten. Gramercy also leases approximately 5,200 square feet pursuant to two leases which are on a month-to-month basis. The annual rent under these two leases is approximately $270,600.

        Gramercy holds tenancy-in-common interests along with us in 55 Corporate Drive, NJ, 2 Herald Square and 885 Third Avenue. See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

        An affiliate held an investment in Gramercy's preferred stock with a book value of approximately $980.7 million at September 30, 2008.

        In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. We provided $50.0 million of financing as part of an $850.0 million loan to Gramercy in connection with this acquisition (See note 5). As a result of this acquisition, the Board of Directors of Gramercy awarded 644,787 restricted shares of Gramercy's common stock to us, subject to a one-year vesting period, in respect of services rendered. We recognized income of approximately $6.6 million from these shares, which was recorded in other income in the accompanying statements of income.

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

        On October 28, 2008, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately. Effective as of November 13, 2008, Timothy J. O'Connor was appointed as President of Gramercy.

        Also, effective October 27, 2008, an affiliate of ours continued as special servicer and assigned duties to a subsidiary of the Manager.

        The condensed combined balance sheets for the unconsolidated joint ventures, including estimates for Gramercy, at December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007
Assets
Commercial real estate property, net	$9,739,017	$6,300,666
Structured finance investments	3,226,922	3,211,099
Other assets	1,556,593	1,203,259
Total assets	$14,522,532	$10,715,024

Liabilities and members' equity
Mortgages payable	$6,768,594	$3,650,213
Other loans	3,026,262	3,085,342
Other liabilities	1,458,256	453,228
Members' equity	3,269,420	3,526,241

Total liabilities and members' equity	$14,522,532	$10,715,024

Company's net investment in unconsolidated joint ventures	$975,483	$1,438,123

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures, including estimates for Gramercy, from acquisition date through December 31, 2008 are as follows (in thousands):

	2008	2007	2006
Total revenues	$1,357,219	$876,819	$652,240

Operating expenses	395,872	201,125	143,852
Real estate taxes	109,002	79,182	69,922
Interest	499,710	371,632	241,481
Depreciation and amortization	210,425	108,187	78,545

Total expenses	1,215,009	760,126	533,800

Net income before gain on sale	$142,210	$116,693	$118,440

Company's equity in net income of unconsolidated joint ventures	$59,961	$46,765	$40,780

7. Investment in and Advances to Affiliates

Service Corporation

        Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation. In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Our operating partnership receives substantially all of the cash flow from the Service Corporation's operations through dividends on its equity interest. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary. For the years ended December 31, 2008, 2007 and 2006, the Service Corporation earned approximately $12.1 million, $12.9 million and $9.0 million of revenue and incurred approximately $10.5 million, $10.3 million and $7.6 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

7. Investment in and Advances to Affiliates (Continued)

        In March 2002, we acquired all the voting common stock of eEmerge Inc. As a result, we control all the common stock of eEmerge.

        Effective with the quarter ended March 31, 2002, we consolidated the operations of eEmerge. Effective January 1, 2001, eEmerge elected to be taxed as a TRS.

        In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, in which eEmerge had a 95% interest and Eureka had a 5% interest in ENYC. During the third quarter of 2006, ENYC acquired the interest held by Eureka. As a result, eEmerge owns 100% of ENYC. ENYC operates a 71,700 square foot fractional office suites business. In 2000, ENYC entered into a 10-year lease with our operating partnership for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan. In 2005 ENYC entered into another 10-year lease with our operating partnership for its 21,500 square foot premises at 28 West 44Pth Street, Manhattan. Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC. Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

8. Deferred Costs

        Deferred costs at December 31 consisted of the following (in thousands):

	2008	2007
Deferred financing	$63,262	$66,659
Deferred leasing	146,951	133,512

	210,213	200,171
Less accumulated amortization	(77,161)	(65,817)

Total deferred costs	$133,052	$134,354

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

9. Mortgage Notes Payable

        The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2008 and 2007, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)	2008	2007
711 Third Avenue	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue	11/2010	8.44%	110,013	112,694
673 First Avenue	02/2013	5.67%	32,388	33,115
220 East 42nd Street	12/2013	5.24%	202,780	206,466
625 Madison Avenue	11/2015	6.27%	97,583	99,775
55 Corporate Drive(9)	12/2015	5.75%	—	95,000
609 Fifth Avenue	10/2013	5.85%	99,319	100,591
609 Partners, LLC	07/2014	5.00%	63,891	63,891
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
919 Third Avenue(3)	07/2011	6.87%	228,046	231,680
300 Main Street	02/2017	5.75%	11,500	11,500
399 Knollwood Rd	03/2014	5.75%	18,728	19,024
500 West Putnam	01/2016	5.52%	25,000	25,000
141 Fifth Avenue(4)	06/2017	5.70%	25,000	25,000
One Madison Avenue(5)	05/2020	5.91%	663,071	673,470

Total fixed rate debt			2,317,319	2,437,206

1551/1555 Broadway(6)	—	—	—	86,938
717 Fifth Avenue(6)	—	—	—	192,500
180/182 Broadway(7)	02/2011	5.14%	21,183	—
Landmark Square(8)	02/2010	4.33%	128,000	128,000
28 West 44th Street	08/2013	6.22%	124,856	—

Total floating rate debt			274,039	407,438

Total mortgage notes payable			$2,591,358	$2,844,644

(1)
Held in bankruptcy remote special purpose entity.

(2)
Effective interest rate for the quarter ended December 31, 2008.

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

(8)
This loan has two one-year as-of-right renewal options.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

9. Mortgage Notes Payable (Continued)

(9)
This $95,000 mortgage was included in liabilities related to assets held for sale at December 31, 2008.

        In May 2007, the Company repaid, at maturity, the $12.3 million mortgage that had encumbered 100 Summit Road, Westchester.

        At December 31, 2008 and 2007 the gross book value of the properties collateralizing the mortgage notes was approximately $4.6 billion and $4.7 billion, respectively.

        For the years ended December 31, 2008, 2007 and 2006, we incurred approximately $288.2 million, $267.4 million and $93.8 million of interest expense, respectively, excluding approximately $2.4 million, $11.4 million and $8.5 million respectively, which was capitalized.

10. Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. We increased the capacity under the 2007 unsecured revolving credit facility by $300.0 million in January 2007, by $450.0 million in June 2007, and by $250.0 million in October 2007. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio. This facility matures in June 2011 and has a one-year as-of-right extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $1.4 billion outstanding and carried a spread over LIBOR of 90 basis points at December 31, 2008. Availability under the 2007 unsecured revolving credit facility was further reduced at December 31, 2008 by the issuance of approximately $22.0 million in letters of credit and by a defaulted lender's unfunded commitment of approximately $33.4 million. The effective all-in interest rate on the 2007 unsecured revolving credit facility was 3.58% for the three months ended December 31, 2008. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

10. Corporate Indebtedness (Continued)

        In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%. This loan was secured by our interest in 388 and 390 Greenwich Street. This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2008 (in thousands):

Issuance	Face Amount	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999(1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004(1)	150,000	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	275,000	6.00%	10	March 31, 2016
June 27, 2005(1)(2)	185,098	4.00%	20	June 15, 2025
March 26, 2007(3)	589,800	3.00%	20	March 30, 2027

	1,549,898
Net discount	(13,950)

	$1,535,948

(1)
Assumed as part of the Reckson Merger.

(2)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In 2008 we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $18.3 million.

(3)
In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

10. Corporate Indebtedness (Continued)

  approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. In 2008 we repurchased approximately $160.2 million of these bonds and realized net gains on early extinguishment of debt of approximately $70.2 million.

(4)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

        On April 27, 2007, the $50.0 million 6.0% unsecured notes scheduled to mature in June 2007 and the $150.0 million, 7.20% unsecured notes scheduled to mature in August 2007, assumed as part of the Reckson Merger, were redeemed.

Restrictive Covenants

        The terms of the 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2008 and 2007, we were in compliance with all such covenants.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

10. Corporate Indebtedness (Continued)

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2008, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2009	$28,124	$—	$—	$—	$200,000	$228,124	$55,265
2010	29,561	104,691	—	—	—	134,252	459,944
2011	28,383	237,840	—	—	150,000	416,223	171,285
2012	31,538	128,000	1,389,067	—	—	1,548,605	34,192
2013	30,962	420,310	—	—	—	451,272	1,677
Thereafter	189,807	1,362,141	—	100,000	1,185,949	2,837,897	1,211,270

	$338,375	$2,252,982	$1,389,067	$100,000	$1,535,949	$5,616,373	$1,933,633

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

        Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models of approximately $3.0 billion, which was less than the book value of the related fixed rate debt by approximately $1.0 billion. Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models of approximately $1.5 billion, which was less than the book value by approximately $129.0 million. Our structured finance investments had an estimated fair value ranging between $408.0 million and $612.0 million, which was less than the book value at December 31, 2008.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2008. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. Rental Income

        The operating partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2009 to 2037. The minimum rental amounts due under the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

12. Rental Income (Continued)

leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2008 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2009	$774,696	$248,339
2010	687,145	241,102
2011	640,185	235,795
2012	600,825	235,692
2013	550,623	231,546
Thereafter	2,845,950	1,124,301

	$6,099,424	$2,316,775

13. Related Party Transactions

Cleaning/Security/Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007. We sold this property in March 2007. We paid Alliance approximately $15.1 million, $14.8 million and $13.6 million for the three years ended December 31, 2008, respectively, for these services (excluding services provided directly to tenants).

Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease is $35,516 per year. From February 2007 through December 2008, Nancy Peck and Company leased 507 square feet of space at 420 Lexington Avenue pursuant to a lease which provided for annual rental payments of approximately $15,210. Prior to February 2007, Nancy Peck and Company leased 2,013 square feet of space at 420 Lexington Avenue, pursuant to a lease that expired on June 30, 2005 and which provided for annual rental payments of approximately

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

13. Related Party Transactions (Continued)

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

Management Fees

        S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $353,500 in 2008, $297,100 in 2007 and $205,000 in 2006.

        Amounts due from related parties at December 31 consisted of the following (in thousands):

	2008	2007
Due from joint ventures	$1,472	$6,098
Employees	153	153
Other	6,051	6,831

Related party receivables	$7,676	$13,082

Gramercy Capital Corp.

        See Note 6. Investment in Unconsolidated Joint Ventures—Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14. Stockholders' Equity

Common Stock

        Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2008, 57,043,835 shares of common stock and no shares of excess stock were issued and outstanding.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

        In January 2007, we issued approximately 9.0 million shares of our common stock in connection with the Reckson Merger. These shares had a value of approximately $1.0 billion on the date the merger agreement was executed.

        In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. As of December 31, 2008, we purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock at an average price of $90.49 per share.

Perpetual Preferred Stock

        In December 2003, we sold 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters' over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share. Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option. The Series C preferred stock was recorded net of underwriters discount and issuance costs.

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

December 31, 2008

14. Stockholders' Equity (Continued)

Dividend Reinvestment and Stock Purchase Plan

        We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective on September 10, 2001, and commenced on September 24, 2001. We registered 3,000,000 shares of our common stock under the DRIP.

        During the years ended December 31, 2008 and 2007, approximately 4,300 and 108,000 shares of our common stock were issued and approximately $0.3 million and $13.8 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted. Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005. In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan. These awards are subject to vesting as noted above. We record the expense of the restricted stock award in accordance with SFAS 123-R. The fair value of the award on the date of grant was determined to be $3.2 million. Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. Compensation expense of $0.2 million, $0.4 million and $0.65 million related to this plan was recorded during the years ended December 31, 2008, 2007 and 2006, respectively.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan will share in a "performance pool" if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant's award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark is achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established. The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

        After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. On June 14, 2006, the Compensation Committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established. Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership that, subject to certain conditions, are convertible into shares of the Company's common stock or cash, at our election. The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R. We recorded approximately $3.9 million, $2.1 million and $2.0 million of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

        On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. Participants in the 2006 Outperformance Plan will share in a "performance pool" if our total return to stockholders for the period from August 1, 2006 through July 31, 2009 exceeds a cumulative total return to stockholders of 30% during the measurement period over a base share price of $106.39 per share. The size of the pool will be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum award of $60 million. The maximum award will be reduced by the amount of any unallocated or forfeited awards. In the event the potential performance pool reaches the maximum award before July 31, 2009 and remains at that level or higher for 30 consecutive days, the performance period will

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

end early and the pool will be formed on the last day of such 30 day period. Each participant's award under the 2006 Outperformance Plan will be designated as a specified percentage of the aggregate performance pool. Assuming the 30% benchmark is achieved, the pool will be allocated among the participants in accordance with the percentage specified in each participant's participation agreement. Individual awards will be made in the form of partnership units, or LTIP Units, that, subject to vesting and the satisfaction of other conditions, are exchangeable for a per unit value equal to the then trading price of one share of our common stock. This value is payable in cash or, at our election, in shares of common stock. LTIP Units will be granted prior to the determination of the performance pool; however, they will only vest upon satisfaction of performance and time vesting thresholds under the 2006 Outperformance Plan, and will not be entitled to distributions until after the performance pool is established. Distributions on LTIP Units will equal the dividends paid on our common stock on a per unit basis. The 2006 Outperformance Plan provides that if the pool is established, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period. Those distributions will be paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units that are a part of the performance pool, whether vested or unvested. Although the amount of earned awards under the 2006 Outperformance Plan (i.e. the number of LTIP Units earned) will be determined when the performance pool is established, not all of the awards will vest at that time. Instead, one-third of the awards will vest on July 31, 2009 and each of the first two anniversaries thereafter based on continued employment.

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

        The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R. We recorded approximately $12.2 million, $2.5 million and $1.1 million of compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. This charge of approximately $9.2 million is included in the compensation expense above.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

Deferred Stock Compensation Plan for Directors

        Under our Independent Director's Deferral Program, which commenced July 2004, our non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of common stock upon such directors' termination of service from the board of directors or a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter. Each participating non-employee director's account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

        During the year ended December 31, 2008, approximately 7,000 phantom stock units were earned. As of December 31, 2008, there were approximately 22,513 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2008, approximately 4,900 shares of our common stock had been issued under the ESPP.

Stock Option Plan

        During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan. The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002. The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

on the date of grant. At December 31, 2008, approximately 0.4 million shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

        The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan. As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events). Each share issued or to be issued in connection with "Full-Value Awards" (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units. "Full-Value Awards" are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option. Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group. For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%. No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company's common stock. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year. If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At December 31, 2008, approximately 4.5 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.5 million if all shares available under the 2005 Plan were issued as five-year options.

        Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

        A summary of the status of our stock options as of December 31, 2008, 2007 and 2006 and changes during the years then ended are presented below:

	2008		2007		2006
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,774,385	$88.21	1,645,643	$58.77	1,731,258	$41.25
Granted	446,500	$65.51	531,000	$143.22	403,500	$103.30
Exercised	(195,680)	$36.08	(348,458)	$36.95	(444,449)	$32.29
Lapsed or cancelled	(1,087,499)	$111.23	(53,800)	$62.81	(44,666)	$40.58

Balance at end of year	937,706	$61.33	1,774,385	$88.21	1,645,643	$58.77

Options exercisable at end of year	474,592	$52.55	780,171	$54.00	597,974	$52.72
Weighted average fair value of options granted during the year	$5,163,000		$16,619,000		$7,805,000

        The weighted average fair value of restricted stock granted during the year was approximately $12.0 million.

        All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding and exercisable was 6.87 years and 4.92 years, respectively.

        During the fourth quarter of 2008, we and certain of our employees agreed to cancel, without compensation, certain employee stock options. These cancellations resulted in a non-cash charge of approximately $8.8 million.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2008	2007	2006
Basic Earnings:
Income available to common stockholders	$389,884	$640,535	$200,844
Effect of Dilutive Securities:
Redemption of units to common shares	15,730	26,675	11,436
Stock options		—	—

Diluted Earnings:
Income available to common stockholders	$405,614	$667,210	$212,280

Denominator Weighted Average (Shares)	2008	2007	2006
Basic Shares:
Shares available to common stockholders	57,996	58,742	44,593
Effect of Dilutive Securities:
Redemption of units to common shares	2,340	2,446	2,511
4.0% exchangeable senior debentures	—	—	—
Stock-based compensation plans	262	697	1,391

Diluted Shares	60,598	61,885	48,495

15. Minority Interest

        The unit holders represent the minority interest ownership in our operating partnership. As of December 31, 2008 and 2007, the minority interest unit holders owned 3.94% (2,339,853 units) and 3.83% (2,340,359 units) of our operating partnership, respectively. At December 31, 2008, 2,339,853 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

16. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $10.1 million, $9.2 million and $5.5 million during the years ended December 31, 2008, 2007 and 2006, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

Executive Stock Compensation

        Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. In connection with the Deferred Plan, we issued 128,956 and 102,826 restricted shares in 2008, 2007 and 2006, respectively. The shares issued

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

16. Benefit Plans (Continued)

under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. During 2008, 284,746 of these shares had vested and 151,201 had been retired. We recorded compensation expense of approximately $25.6 million, $20.0 million and $9.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

401(K) Plan

        In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2008, 2007 and 2006, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2008, 2007 and, 2006, we made matching contributions of approximately $503,000, $457,000 and $320,000, respectively.

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

        We have entered into employment agreements with certain executives, which expire between December 2009 and December 2010. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $3.6 million for 2009.

        In March 1998, we acquired an operating sub-leasehold position at 420 Lexington Avenue. The operating sub-leasehold position requires annual ground lease payments totaling $6.0 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased January 1999). The ground lease and sub-leasehold positions expire in 2008. In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31, 2029, with an option for further extension through 2080. Ground lease rent payments through 2029 will total approximately $12.2 million per year. Thereafter, the ground lease will be subject to a revaluation by the parties thereto.

        The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. Under the sub-lease, we are responsible for ground rent payments of $1.55 million annually through July 2011 on the 50% portion of the fee we do not own. The ground rent is reset after July

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

17. Commitments and Contingencies (Continued)

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

        In April 1988, the SL Green predecessor entered into a lease agreement for the property at 673 First Avenue, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

        We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $5.2 million and $4.9 million at December 31, 2008 and 2007, respectively.

        The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2008 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2009	$1,416	$32,568
2010	1,451	32,127
2011	1,555	30,003
2012	1,555	29,253
2013	1,555	29,252
Thereafter	47,204	625,959

Total minimum lease payments	54,736	$779,162

Less amount representing interest	(38,032)

Present value of net minimum lease payments	$16,704

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

18. Financial Instruments: Derivatives and Hedging

        In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," we recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS No. 133 may increase or decrease reported net income and stockholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

        Pursuant to SFAS 157, the methodologies used for valuing such instruments have been categorized into three broad levels as follows:

    Level 1—Quoted prices in active markets for identical instruments.

    Level 2—Valuations based principally on other observable market parameters, including

      •
      Quoted prices in active markets for similar instruments,

      •
      Quoted prices in less active or inactive markets for identical or similar instruments,

      •
      Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

      •
      Market corroborated inputs (derived principally from or corroborated by observable market data).

    Level 3—Valuations based significantly on unobservable inputs.

      •
      Level 3A—Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

      •
      Level 3B—Valuations based on internal models with significant unobservable inputs.

        Pursuant to SFAS 157, these levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

        The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2008 based on a Level 2 valuation. The notional value is an indication of the extent of

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

18. Financial Instruments: Derivatives and Hedging (Continued)

our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(2,703)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(18,586)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$(15,998)
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

        On December 31, 2008, the derivative instruments were reported as an obligation at their fair value of approximately $37.3 million. This is included in Other Liabilities on the consolidated balance sheet at December 31, 2008. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $57.0 million, including the remaining balance on net gains of approximately $6.1 million from the settlement of hedges which are being amortized over the remaining term of the related mortgage obligation. Currently, all of our derivative instruments are designated as effective hedging instruments.

        Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $3.2 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

December 31, 2008

20. Segment Information (Continued)

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

        Selected results of operations for the years ended December 31, 2008, 2007 and 2006, and selected asset information as of December 31, 2008 and 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2008	$967,447	$149,414	$1,116,861
December 31, 2007	889,100	128,049	1,017,149
December 31, 2006	383,626	86,228	469,854
Income from continuing operations:
Year ended:
December 31, 2008	$49,060	$(3,168)	$45,892
December 31, 2007	77,996	74,870	152,866
December 31, 2006	47,534	55,405	102,939
Total assets
As of:
December 31, 2008	$10,227,656	$756,697	$10,984,353
December 31, 2007	10,446,673	983,405	11,430,078

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense and loan loss reserves for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $120.9 million, $105.0 million and $65.7 million for the years ended December 31, 2008, 2007 and 2006, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

20. Segment Information (Continued)

        The table below reconciles income from continuing operations before minority interest to net income available to common stockholders for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years ended December 31,
	2008	2007	2006
Income from continuing operations before minority interest	$45,892	$152,866	$102,939
Equity in net gain on sale of unconsolidated joint venture/ partial interest	103,014	31,509	—
Gain on sale of partial interest	—	—	3,451
Gain on early extinguishment of debt	88,541	—	—
Loss on marketable securities	(147,489)	—	—
Minority interest in operating partnership attributable to continuing operations	(2,295)	(5,886)	(4,447)
Minority interest in other partnerships	(10,967)	(17,287)	(5,210)

Net income from continuing operations	76,697	161,202	96,733
Income (loss) from discontinued operations, net of minority interest	(2,034)	17,458	30,010
Gain on sale of discontinued operations, net of minority interest	335,097	481,750	93,976

Net income	409,759	660,410	220,719
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income available to common stockholders	$389,884	$640,535	$200,844

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2008	2007
Issuance of common stock as deferred compensation	$583	$654
Redemption of units and dividend reinvestments	233	24,441
Derivative instruments at fair value	34,949	(9,417)
Fair value of above- and below- market leases and in-place lease value (SFAS No. 141) in connection with acquisitions	—	173,358
Tenant improvements and capital expenditures payable	1,311	4,561
Assumption of joint venture mortgage	—	676,800
Real estate investments consolidated under FIN 46R	14,760	85,636
Real estate investments deconsolidated under FIN 46R	(414,995)	(5,018)
Assignment of mortgage to joint venture	293,631	27,000
Issuance of preferred units	—	1,200
Common stock issued in connection with the Reckson Merger	—	1,010,078
Assumption of mortgage loans and unsecured notes upon acquisition of real estate	—	1,548,756
SFAS 141 mark-to-market of debt assumed	—	54,270
Net operating liabilities assumed	—	23,474
Other non-cash adjustments-financing	(90,606)	—

22. Quarterly Financial Data (unaudited)

        As a result of the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections," we are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties classified as held for sale during 2008.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

22. Quarterly Financial Data (unaudited) (Continued)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$279,878	$266,807	$296,404	$263,397

Income net of minority interest and before gain on sale(1)	(73,884)	28,711	51,220	26,171
Equity in net gain on sale of joint venture property	—	9,533	93,481	—
Gain on early extinguishment of debt	88,541	23	—	—
Loss on equity investment in marketable securities	(147,489)	—	—	—
Discontinued operations	(142)	274	(862)	(1,303)
Gain on sale of discontinued operations	229,494	—	—	105,992

Net income before preferred dividends	96,520	38,541	143,839	130,860
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income available to common stockholders	$91,551	$33,572	$138,870	$125,891

Net income per common share—Basic	$1.65	$0.58	$2.38	$2.15

Net income per common share—Diluted	$1.65	$0.58	$2.37	$2.14

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$254,133	$245,341	$243,029	$278,807

Income net of minority interest and before gain on sale	16,796	21,203	21,667	67,758
Equity in net gain on sale of joint venture property	—	—	—	31,509
Discontinued operations	2,142	2,120	7,277	5,900
Gain on sale of discontinued operations	114,697	80,214	241,906	47,229

Net income before preferred dividends	133,635	103,537	270,850	152,396
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income available to common stockholders	$128,666	$98,568	$265,881	$147,427

Net income per common share—Basic	$2.18	$1.66	$4.47	$2.60

Net income per common share—Diluted	$2.16	$1.64	$4.38	$2.53

(1)
Included in the fourth quarter of 2008, is approximately $101.7 million of loan loss and other investment reserves.

23. Subsequent Events

        In January 2009, we, along with Gramercy, sold 100% of 55 Corporate Drive, NJ for $230.0 million. We recognized a gain of approximately $6.9 million on our 50% interest in the joint venture.

        In January 2009, we repurchased approximately $86.0 million of our convertible bonds, realizing approximately $29.4 million of gains due to the early extinguishment of debt.

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2008
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description(1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave.	$32,388	$—	$35,727	$1,140	$12,967	$1,140	$48,694	$49,834	$16,764	1928	8/1997	Various
420 Lexington Ave.	110,013	—	107,832	—	79,961	—	187,793	187,793	56,190	1927	3/1998	Various
711 Third Avenue	120,000	19,844	42,499	—	23,501	19,844	66,000	85,844	21,390	1955	5/1998	Various
555 W. 57th Street	—	18,846	78,704	—	21,243	18,846	99,947	118,793	26,465	1971	1/1999	Various
317 Madison Ave.	—	21,205	85,559	—	26,395	21,205	111,954	133,159	27,600	1920	6/2001	Various
220 East 42nd Street	202,780	50,373	203,727	635	20,809	51,008	224,536	275,544	35,188	1929	2/2003	Various
461 Fifth Avenue	—	—	62,695	—	2,969	—	65,664	65,664	9,017	1988	10/2003	Various
750 Third Avenue	—	51,093	205,972	—	11,672	51,093	217,644	268,737	25,018	1958	7/2004	Various
625 Madison Ave.	97,583	—	246,673	—	21,164	—	267,837	267,837	28,556	1956	10/2004	Various
19 West 44th Street	—	15,975	61,713	—	6,841	15,975	68,554	84,529	8,883	1916	6/2005	Various
28 West 44th Street	124,855	21,102	84,455	—	9,691	21,102	94,146	115,248	10,415	1919	2/2005	Various
141 Fifth Avenue(2)	25,000	2,884	14,532	—	252	2,884	14,784	17,668	1,948	1879	8/2005	Various
485 Lexington Avenue	450,000	77,517	326,825	765	72,150	78,282	398,975	477,257	38,712	1956	12/2004	Various
609 Fifth Avenue	163,210	36,677	145,954	—	1,933	36,677	147,887	184,564	9,262	1925	6/2006	Various
1 Madison Avenue	663,071	172,641	654,394	905	11,470	173,546	665,864	839,410	23,101	1960	8/2007	Various
331 Madison Avenue	—	14,763	65,241	—	358	14,763	65,599	80,362	3,218	1923	4/2007	Various
333 West 34th Street	—	36,711	146,880	—	251	36,711	147,131	183,842	5,811	1954	6/2007	Various
120 West 45th Street	170,000	60,766	250,922	—	1,258	60,766	252,180	312,946	13,063	1998	1/2007	Various
810 Seventh Avenue	—	114,077	476,386	—	8,720	114,077	485,106	599,183	24,105	1970	1/2007	Various
919 Third Avenue	228,046	223,529	1,033,198	35,410	1,097	258,939	1,034,295	1,293,234	48,883	1970	1/2007	Various
1185 Avenue of the Americas	—	—	728,213	—	8,496	—	736,709	736,709	36,842	1969	1/2007	Various
1350 Avenue of the Americas	—	91,038	380,744	—	7,077	91,038	387,821	478,859	19,476	1966	1/2007	Various
1100 King Street—1-7 International Drive	—	49,392	104,376	664	1,852	50,056	106,228	156,284	5,768	1983/1986	1/2007	Various
520 White Plains Road	—	6,324	26,096	—	830	6,324	26,926	33,250	1,485	1979	1/2007	Various
115-117 Stevens Avenue	—	5,933	23,826	—	679	5,933	24,505	30,438	1,990	1984	1/2007	Various
100 Summit Lake Drive	—	10,526	43,109	—	524	10,526	43,633	54,159	2,330	1988	1/2007	Various
200 Summit Lake Drive	—	11,183	47,906	—	117	11,183	48,023	59,206	2,558	1990	1/2007	Various
500 Summit Lake Drive	—	9,777	39,048	—	754	9,777	39,802	49,579	1,882	1986	1/2007	Various
140 Grand Street	—	6,865	28,264	—	568	6,865	28,832	35,697	1,515	1991	1/2007	Various
360 Hamilton Avenue	—	29,497	118,250	—	1,234	29,497	119,484	148,981	6,357	2000	1/2007	Various
399 Knollwood Road	18,728	6,409	26,245	—	1,218	6,409	27,463	33,872	1,916	1986	1/2007	Various
1-6 Landmark Square	128,000	50,947	195,167	—	4,354	50,947	199,521	250,468	10,093	1973-1984	1/2007	Various
7 Landmark Square	—	2,088	8,444	—	6	2,088	8,450	10,538	401	2007	1/2007	Various
300 Main Street	11,500	3,025	12,889	—	450	3,025	13,339	16,364	785	2002	1/2007	Various
680 Washington Boulevard(4)	—	11,696	45,364	—	159	11,696	45,523	57,219	2,344	1989	1/2007	Various
750 Washington Boulevard(4)	—	16,916	68,849	—	2,144	16,916	70,993	87,909	3,644	1989	1/2007	Various
1010 Washington Boulevard	—	7,747	30,423	—	657	7,747	31,080	38,827	1,622	1988	1/2007	Various
1055 Washington Boulevard	—	13,516	53,228	—	627	13,516	53,855	67,371	2,745	1987	6/2007	Various
500 West Putnam Avenue	25,000	11,210	44,782	—	2,186	11,210	46,968	58,178	2,176	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	6,447	1,371	11,893	13,264	299	1962	1/2007	Various
180 Broadway(2)	21,183	16,168	30,589	—	243	16,168	30,832	47,000	794	1902	1/2007	Various
400 Summit Lake Drive	—	38,889	—	95	—	38,984	—	38,984	—	—	—	Various
125 Chubb Way	—	5,884	25,958	—	2,831	5,884	28,789	34,673	618	2008	1/2008	Various
Other(5)	—	1,128	—	944	20,440	2,072	20,440	22,512	5,315	—	—	Various

	$2,591,357	$1,345,532	$6,417,104	$40,558	$398,595	$1,386,090	$6,815,699	$8,201,789	$546,545	—	—	—

(1)
All properties located in New York, New York
(2)
We own a 50% interest in this property.
(3)
We control a 92% interest in this property.
(4)
We own a 51% interest in this property.
(5)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp.

Schedule III—Real Estate And Accumulated Depreciation

December 31, 2008

(Dollars in thousands)

        The changes in real estate for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance at beginning of year	$8,622,496	$3,055,159	$2,222,922
Property acquisitions	67,751	5,717,116	820,740
Improvements	160,363	93,762	65,006
Retirements/disposals	(648,821)	(243,578)	(53,509)

Balance at end of year	$8,201,789	$8,622,496	$3,055,159

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2008 was approximately $6.5 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2008, are as follows:

	2008	2007	2006
Balance at beginning of year	$381,510	$279,436	$219,295
Depreciation for year	203,904	170,931	66,293
Retirements/disposals	(38,869)	(68,857)	(6,152)

Balance at end of year	$546,545	$381,510	$279,436

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2009 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2009 (the "2009 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

        The information required by Item 11 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth under in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2009 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)    Consolidated Financial Statements

SL GREEN REALTY CORP.

        Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)    In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

(a)(4)    Exhibits

        See Index to Exhibits on following page

INDEX TO EXHIBITS

2.1	Agreement and Plan of Merger, dated August 3, 2006, by and among the Company, Wyoming Acquisition Corp., Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, SL Green Associates Realty Corp. and the Operating Partnership, incorporated by reference to the Company's Form 8-K dated August 3, 2006, filed with the Commission on August 9, 2006.
2.2
Letter Agreement, dated October 13, 2006, by and between SL Green Realty Corp., New Venture MRE LLC, Scott Rechler, Jason Barnett, Michael Maturo and RA Core Plus LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006.
2.3
Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and RA Core Plus LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Australian LPT).
2.4
Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Long Island Portfolio).
2.5
Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to Eastridge).
2.6
Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to New Jersey Portfolio).
2.7
Asset Purchase Agreement, dated as of October 13, 2006, by and between SL Green Realty Corp. and New Venture MRE LLC, incorporated by reference to the Company's Form 8-K dated October 13, 2006, filed with the Commission on October 19, 2006 (relating to RSVP).
3.1	Articles of Amendment and Restatement, incorporated by reference to the Company's Form 8-K dated May 24, 2007, filed with the Commission on May 30, 2007.
3.2	Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 12, 2007, filed with the Commission on December 14, 2007.
3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock included as an exhibit to Exhibit 4.1.
3.4
Articles Supplementary designating the Company's 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share incorporated by reference to the Company's Form 8-K, dated December 3, 2003, filed with the Commission on December 10, 2003.
3.5
Articles Supplementary designating the Company's 7.875% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to the Company's Form 8-K dated July 9, 2004, filed with the Commission on July 14, 2004.

4.1	Rights Agreement, dated as of March 6, 2000, between the Company and American Stock Transfer & Trust Company which includes as Exhibit A thereto the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Junior Participating Preferred Stock and as Exhibit B thereto, the Form of Rights Certificates incorporated by reference to the Company's Form 8-K, dated March 16, 2000, filed with the Commission on March 16, 2000.
4.2	Specimen Common Stock Certificate incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.
4.3
Form of stock certificate evidencing the 7.625% Series C Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.01 per share incorporated by reference to the Company's Form 8-K, dated December 3, 2003, filed with the Commission on December 10, 2003.
4.4
Form of stock certificate evidencing the 7.875% Series D Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $.01 per share, incorporated by reference to the Company's Form 8-K, dated April 29, 2004, filed with the Commission on May 20, 2004.
4.5
Indenture dated March 26, 2007, by and among the Company, the Operating Partnership and The Bank of New York, as trustee, incorporated by reference to the Company's Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.
4.6
Registration Rights Agreement dated March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company's Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.
4.7	Form of 3.00% Exchangeable Senior Notes due 2027 of the Operating Partnership, incorporated by reference to the Company's Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.
10.1
First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.
10.2
First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.
10.3
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on July 31, 2002.
10.4
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2003, filed with the Commission on March 15, 2004.
10.5
Form of Articles of Incorporation and Bylaws of the Management Corporation incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.
10.6
Form of Registration Rights Agreement between the Company and the persons named therein incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the Commission on August 14, 1997.

10.7	Amended 1997 Stock Option and Incentive Plan incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89964), filed with the Commission on June 6, 2002.
10.8
Employment and Non-competition Agreement between Stephen L. Green and the Company, dated August 20, 2002 incorporated by reference to the Company's Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.
10.9
Modified Agreement of lease of Graybar Building dated December 30, 1957 between New York State Realty and Terminal Company with Webb & Knapp, Inc. and Graysler Corporation incorporated by reference to the Company's Form 8-K, dated February 20, 2003, filed with the Commission on February 21, 2003.
10.10
Sublease between Webb & Knapp, Inc. and Graysler Corporation and Mary F. Finnegan dated December 30, 1957 incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.
10.11
Operating Lease between Mary F. Finnegan and Rose Iacovone dated December 30, 1957 incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.
10.12
Operating Sublease between Precision Dynamic Corporation and Graybar Building Company dated June 1, 1964 incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the Commission on October 23, 2002.
10.13
Form of Agreement of Sale and Purchase dated as of January 30, 1998 between Graybar Building Company, as Seller and SL Green Operating Partnership, L.P., as Purchaser incorporated by reference to the Company's Form 8-K, dated March 18, 1998, filed with the Commission on March 31, 1998.
10.14
2003 Long-Term OutPerformance Compensation Program, dated April 1, 2003, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003, filed with the Commission on August 12, 2003.
10.15
Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
10.16
Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
10.17	Independent Directors' Deferral Plan, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
10.18
Amended and Restated Origination Agreement dated April 19, 2006 by and among Gramercy Capital Corp., GKK Capital L.P. and the Company, incorporated by reference to the Company's Form 8-K dated April 19, 2006, filed with the Commission on March 15, 2005.
10.19
One Madison Avenue Purchase and Sale Agreement between Metropolitan Life Insurance Company, a New York corporation, as seller, and 1 Madison Venture LLC, a Delaware limited liability company, and Column Financial, Inc. a Delaware corporation, collectively as Purchaser as of March 29, 2005, incorporated by reference to the Company's Form 8-K, dated March 29, 2005, filed with the Commission on April 1, 2005.

10.20	Amended and Restated Trust Agreement among SL Green Operating Partnership, L.P., as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005.
10.21
Junior Subordinated Indenture between SL Green Operating Partnership, L.P. and JPMorgan Chase Bank, National Association, as trustee dated June 30, 2005, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005.
10.22
Form of SL Green Realty Corp. 2005 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.
10.23
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 15, 2006, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2005, filed with the Commission on March 16, 2006.
10.24
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated June 30, 2006, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 10, 2006.
10.25
Underwriting Agreement, dated November 30, 2006, by and among the Company, the Operating Partnership and Lehman Brothers Inc., as underwriter, incorporated by reference to the Company's Form 8-K dated November 30, 2006, filed with the Commission on December 5, 2006.
10.26	Form of SL Green Realty Corp. 2006 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company's 8-K dated October 23, 2006, filed with the Commission on October 27, 2006.
10.27
25% Membership Interests Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.
10.28
75% Membership Interests Purchase Agreement dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.
10.29
First Amendment to 25% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.
10.30
First Amendment to 75% Membership Interests Purchase Agreement, dated as of January 9, 2007, to Purchase Agreement, dated as of January 5, 2007, by and among 1350 Mezzanine LLC, SL Green Operating Partnership, L.P., and SL Green realty Corp., incorporated by reference to the Company's Form 8-K dated January 5, 2007, filed with the Commission on January 11, 2007.

10.31	First Supplemental Indenture, dated as of January 25, 2007, by and among Reckson Operating Partnership, L.P., Reckson Associates Realty Corp., The Bank of New York and SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.
10.32
Seventh Amendment to First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K dated January 24, 2007, filed with the Commission on January 30, 2007.
10.33
Purchase Agreement dated March 21, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company's Form 8-K dated March 21, 2007, filed with the Commission on March 27, 2007.
10.34
Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.
10.35
Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.
10.36
Amended and Restated Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Gregory F. Hughes, incorporated by reference to the Company's Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.
10.37
Employment and Noncompetition Agreement dated April 16, 2007, between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K dated April 16, 2007, filed with the Commission on April 20, 2007.
10.38
Amended and Restated Credit Agreement dated as of June 28, 2007 by and among SL Green Operating Partnership, L.P., as Borrower, SL Green Realty Corp., as Parent, Wachovia Capital Markets, LLC and Keybanc Capital Markets, as Co-Lead Arrangers and Book Managers, Wachovia Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC as Co-Documentation Agents and the financial institutions initially signatory hereto and their assignees pursuant to Section 12.5, as Lenders, incorporated by reference to the Company's Form 8-K dated June 28, 2007, filed with the Commission on July 5, 2007.
10.39	Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company's Form 10-Q dated September 30, 2007, filed with the Commission on November 9, 2007.
10.40	Form of Stock Option award, incorporated by reference to the Company's Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.
10.41	Form of Restricted Stock Award, incorporated by reference to the Company's Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.
10.42	Form of Equity Award, incorporated by reference to the Company's Form 8-K dated May 19, 2005, filed with the Commission on May 25, 2005.
10.43
Second Amended and Restated Management Agreement, dated as of October 27, 2008, incorporated by reference to the Company's Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.

10.44	Termination of Amended and Restated Asset Servicing Agreement, dated as of October 27, 2008, incorporated by reference to the Company's Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.
10.45
Termination of Amended and Restated Outsource Agreement, dated as of October 27, 2008, incorporated by reference to the Company's Form 8-K dated October 27, 2008, filed with the Commission on October 31, 2008.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.
14.1	The Company's Code of Business Conduct and Ethics, incorporated by reference to the Company's Form 10-K for the year ended December 31, 2004, filed with the Commission on March 15, 2005.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
Dated: February 27, 2009	By:	/s/ GREGORY F. HUGHES Gregory F. Hughes Chief Financial Officer and Chief Operating Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	February 27, 2009
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ GREGORY F. HUGHES Gregory F. Hughes	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 27, 2009
/s/ JOHN H. ALSCHULER, JR. John H. Alschuler, Jr.	Director	February 27, 2009
/s/ EDWIN THOMAS BURTON, III Edwin Thomas Burton, III	Director	February 27, 2009
/s/ JOHN S. LEVY John S. Levy	Director	February 27, 2009