Form 10-K/A
period 2008-12-31
SL GREEN REALTY CORP
filed 2009-04-28
CIK 1040971

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of February 18, 2009, there were 57,258,756 shares of the Registrant’s common stock outstanding.  The aggregate market value of the common stock, held by non-affiliates of the Registrant (53,458,234 shares) at June 30, 2008 was $4.4 billion.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Stockholder’s Meeting to be filed within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this report.

SL GREEN REALTY CORP.

FORM 10-K/A

EXPLANATORY NOTE

On February 27, 2009, we filed our Annual Report on Form 10-K for the year ended December 31, 2008, or the Report, with the Securities and Exchange Commission, or SEC. We determined that as of December 31, 2008, Rock-Green, Inc., or RGI, an unconsolidated joint venture of ours, met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X.

This Amendment No. 1 to the Report amends Part II, Item 8 and Part IV, Item 15(a)(2), (4) of the Report to incorporate by reference therein the audited financial statements and related disclosures of RGI and to include the consent of Ernst & Young LLP, RGI’s independent registered public accounting firm, with respect to its report on such audited financial statements as provided in Exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with our original Form 10-K.

Item 8. Financial Statements and Supplementary Data

The audited financial statements and related disclosures of RGI are included in Exhibit 99.1 and are incorporated by reference herein.

Item 15. Exhibits and Fianancial Statement Schedules

Reference is made to the audited financial statements and related disclosures of RGI that are included in Exhibit 99.1

The following exhibits are filed as part of this Amendment No.1.

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
99.1

Rock-Green, Inc consolidated balance sheets for the years ended December 31, 2008 and 2007 and consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

Dated: April 28, 2009	By:	/s/ Gregory F. Hughes
Gregory F. Hughes
Chief Financial Officer and Chief Operating Officer