Form 10-Q
period 2009-03-31
SL GREEN REALTY CORP
filed 2009-05-08
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 57,266,834 as of April 30, 2009.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION
ITEM 1.

Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,385,101	$1,386,090
Building and improvements	5,547,522	5,544,019
Building leasehold and improvements	1,255,573	1,259,472
Property under capital lease	12,208	12,208
	8,200,404	8,201,789
Less: accumulated depreciation	(586,029)	(546,545)
	7,614,375	7,655,244
Assets held for sale	106,543	184,035
Cash and cash equivalents	433,654	726,889
Restricted cash	97,401	105,954
Tenant and other receivables, net of allowance of $14,001 and $16,898 in 2009 and 2008, respectively	33,459	30,882
Related party receivables	14,119	7,676
Deferred rents receivable, net of allowance of $20,172 and $19,648 in 2009 and 2008, respectively	152,126	145,561
Structured finance investments, net of discount of $7,870 and $18,764 in 2009 and 2008, respectively	589,267	679,814
Investments in unconsolidated joint ventures	976,572	975,483
Deferred costs, net	134,297	133,052
Other assets	349,320	339,763
Total assets	$10,501,133	$10,984,353

Liabilities
Mortgage notes payable	$2,585,592	$2,591,358
Revolving credit facility	1,389,067	1,389,067
Senior unsecured notes	1,151,556	1,501,134
Accrued interest payable and other liabilities	54,478	70,692
Accounts payable and accrued expenses	133,937	133,100
Deferred revenue/gain	401,848	427,936
Capitalized lease obligation	16,747	16,704
Deferred land leases payable	17,740	17,650
Dividend and distributions payable	26,420	26,327
Security deposits	34,865	34,561
Liabilities related to assets held for sale	—	106,534
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,912,250	6,415,063

Commitments and Contingencies	—	—
Noncontrolling interest in operating partnership	89,600	89,089

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,619 and 60,404 issued and outstanding at March 31, 2009 and December 31, 2008, respectively (including 3,360 shares at both March 31, 2009 and December 31, 2008, held in Treasury, respectively)	606	604
Additional paid-in-capital	3,087,123	3,079,159
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(53,089)	(54,747)
Retained earnings	989,476	978,180
Total SL Green stockholders’ equity	3,969,713	3,948,793
Noncontrolling interests in other partnerships	529,570	531,408
Total equity	4,499,283	4,480,201
Total liabilities and equity	$10,501,133	$10,984,353

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental revenue, net	$196,468	$193,840
Escalation and reimbursement	33,758	29,960
Preferred equity and investment income	16,898	20,398
Other income	16,281	10,504
Total revenues	263,405	254,702
Expenses
Operating expenses (including approximately $3,432 (2009) and $3,571 (2008) paid to affiliates)	55,481	53,672
Real estate taxes	36,949	32,524
Ground rent	8,046	8,249
Interest expense, net of interest income	60,264	76,046
Amortization of deferred financing costs	1,436	1,632
Depreciation and amortization	54,798	53,434
Loan loss reserves	62,000	1,250
Loss equity investment in marketable securities	807	—
Marketing, general and administrative	17,922	24,460
Total expenses	297,703	251,267

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures and discontinued operations	(34,298)	3,435
Equity in net income from unconsolidated joint ventures	13,073	19,425
Income (loss) from continuing operations before gain on sale and discontinued operations	(21,255)	22,860
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	9,541	—
Gain on early extinguishment of debt	47,712	—
Income from continuing operations	36,028	22,860
Net income (loss) from discontinued operations	(66)	2,760
Gain on sale of discontinued operations	6,572	110,232
Net income	42,534	135,852
Net income attributable to noncontrolling interests in operating partnership	(1,320)	(5,037)
Net income attributable to noncontrolling interests in other partnerships	(3,477)	(4,752)
Net income attributable to SL Green	37,737	126,063
Preferred stock dividends	(4,969)	(4,969)
Net income attributable to SL Green common stockholders	$32,768	$121,094

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.30	$0.24
Net income from discontinued operations, net of noncontrolling interest	—	0.02
Gain on sale of discontinued operations, net of noncontrolling interest	0.11	1.81
Gain on sale of unconsolidated joint ventures/ real estate	0.16	—
Net income attributable to SL Green common stockholders	$0.57	$2.07

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.30	$0.24
Net income from discontinued operations	—	0.02
Gain on sale of discontinued operations	0.11	1.80
Gain on sale of unconsolidated joint ventures/ real estate	0.16	—
Net income attributable to SL Green common stockholders	$0.57	$2.06

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$26,518	$13,791
Discontinued operations	(63)	1,312
Gain on sale of discontinued operations	6,313	105,991
Net income	$32,768	$121,094

Dividends per share	$0.375	$0.7875
Basic weighted average common shares outstanding	57,178	58,482
Diluted weighted average common shares and common share equivalents outstanding	59,555	61,221

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$978,180	$531,408	$4,480,201
Net income								37,737	3,477	41,214	$41,214
Net unrealized loss on derivative instruments							5,951			5,951	5,951
SL Green’s share of joint venture net unrealized loss on derivative instruments							(4,501)			(4,501)	(4,501)
Unrealized gain on marketable securities							208			208	208
Preferred dividends								(4,969)		(4,969)
Redemption of units and DRIP proceeds
Deferred compensation plan & stock award, net			215	2	371					373
Amortization of deferred compensation plan					7,593					7,593
Cash distributions to noncontrolling interests									(5,315)	(5,315)
Cash distribution declared ($0.375 per common share of which none represented a return of capital for federal income tax purposes)								(21,472)		(21,472)

Balance at March 31, 2009	$151,981	$96,321	57,259	$606	$3,087,123	$(302,705)	$(53,089)	$989,476	$529,570	$4,499,283	$42,872

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2009	2008
Operating Activities
Net income	$42,534	$134,457
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,917	57,494
Gain on sale of discontinued operations	(6,572)	(110,232)
Equity in net income from unconsolidated joint ventures	(13,073)	(19,425)
Equity in net gain on sale of unconsolidated joint ventures	(9,541)	—
Distributions of cumulative earnings from unconsolidated joint ventures/ real estate	9,249	26,410
Loan loss reserves	62,000	—
Loss on equity investment in marketable securities	807	—
Deferred rents receivable	(7,089)	(12,955)
Other non-cash adjustments	(2,586)	8,867
Changes in operating assets and liabilities:
Restricted cash — operations	8,016	5,676
Tenant and other receivables	320	3,265
Related party receivables	(6,443)	634
Deferred lease costs	(4,677)	(6,221)
Other assets	(23,232)	(21,604)
Accounts payable, accrued expenses and other liabilities	(2,183)	(51,668)
Deferred revenue and land leases payable	(1,286)	5,679
Net cash provided by operating activities	103,161	20,377
Investing Activities
Acquisitions of real estate property	—	(32,351)
Additions to land, buildings and improvements	(17,570)	(24,250)
Escrowed cash — capital improvements/acquisition deposits	537	(44,328)
Investments in unconsolidated joint ventures	(8,310)	(11,662)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,482	12,741
Net proceeds from disposition of real estate/ partial interest in property	17,154	152,933
Other investments	(1,935)	(14,956)
Structured finance and other investments net of repayments/participations	406	3,765
Net cash (used in) provided by investing activities	(3,236)	41,892
Financing Activities
Proceeds from mortgage notes payable	1,112	30,061
Repayments of mortgage notes payable	(6,878)	(7,113)
Proceeds from revolving credit facility and senior unsecured notes	—	212,000
Repayments of revolving credit facility and senior unsecured notes	(353,104)	(200,000)
Proceeds from stock options exercised	—	598
Purchases of Treasury Stock	—	(49,911)
Distributions to noncontrolling interests in other partnerships	(5,315)	(6,276)
Contributions from noncontrolling interests in other partnerships	—	13,259
Distributions to noncontrolling interest in operating partnership	(876)	(1,842)
Dividends paid on common and preferred stock	(26,441)	(50,990)
Deferred loan costs and capitalized lease obligation	(1,658)	(1,226)
Net cash used in financing activities	(393,160)	(61,440)
Net (decrease) increase in cash and cash equivalents	(293,235)	829
Cash and cash equivalents at beginning of period	726,889	45,964
Cash and cash equivalents at end of period	$433,654	$46,793

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of March 31, 2009, noncontrolling investors held, in the aggregate, a 3.9% limited partnership interest in the operating partnership.

On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. We paid approximately $6.0 billion, inclusive of transaction costs, for Reckson.  ROP is a subsidiary of our operating partnership.

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

As of March 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	97.2%
	Unconsolidated properties	8	9,429,000	94.7%

Suburban	Consolidated properties	26	4,008,000	87.8%
	Unconsolidated properties	6	2,941,700	94.1%
		61	30,160,900	94.8%

(1)             The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 400,212 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of March 31, 2009, we also owned approximately 12.48% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as all the units of the Class B limited partner interest in Gramercy’s operating partnership, which were subsequently transferred to Gramercy on April 24, 2009.  See Note 6.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2009 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our annual report on Form 10-K and Form 10-K/A No. 1 for the year ended December 31, 2008.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  See Note 5, Note 6 and Note 7.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We consolidate variable interest entities in which we are determined to be the primary beneficiary.  We have two variable interest entities for which we are considered to be the primary beneficiary as a result of loans we made to our joint venture partner to fund our partner’s equity in the joint venture.  The interest that we do not own is included in “Noncontrolling Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

Effective January 1, 2009, we adopted SFAS 160, or SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which defines a non-controlling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires non-controlling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

•                  We have reclassified the non-controlling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled approximately $529.6 million and $531.4 million as of March 31, 2009 and December 31, 2008, respectively.

•                  Non-controlling interests of our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification under EITF D-98. The redemption feature requires the delivery of cash or shares of stock. See Note 13.

•                  Net income attributable to non-controlling interests of our operating partnership and of other consolidated partnerships is no longer included in the determination of net income. We reclassified prior year amounts to reflect this requirement. The adoption of this standard has no effect on our earnings per share.

•                  We adjust the non-controlling interests of our operating partnership each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF D-98. Net income is allocated to the non-controlling partners of our operating partnership based on their weighted average ownership percentage during the period.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our rental properties was impaired at March 31, 2009 and December 31, 2008.

In accordance with SFAS No. 141, “Business Combinations,” we allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the associated lease and its estimated term, which range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $5.4 million and $5.7 million in rental revenue for the three months ended March 31, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages of approximately $1.8 million and $1.7 million for the three months ended March 31, 2009 and 2008, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	March 31, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(71,173)	(60,074)
Net	$165,421	$176,520

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(118,108)	(101,585)
Net	$362,662	$379,185

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded approximately none and $1.3 million in loan loss reserves during the three months ended March 31, 2009 and 2008, respectively.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to SFAS No. 157. During the three months ended March 31, 2009, we redesignated loans with a gross carrying value of $95.5 million from structured finance investments to assets held for sale. We recorded a mark-to-market adjustment of approximately $62.0 million against our held for sale investments during the three months ended March 31, 2009.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $2.5 million and $1.2 million in Federal, state and local tax expense during the three months ended March 2009 and 2008, respectively, of which $0.5 million and $0.4 million, respectively, had been paid.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 13.  We account for this plan under SFAS No. 123-R “Shared Based Payment,” revised, or SFAS No. 123-R.  We adopted SFAS No. 123, “Accounting from Stock-Based Compensation” on January 1, 2003.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the three months ended March 31, 2009 and 2008.

	2009	2008
Dividend yield	5.79%	3.37%
Expected life of option	5 years	5 years
Risk-free interest rate	1.55%	4.04%
Expected stock price volatility	55.07%	22.31%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 9.6% of our annualized rent, no other tenant in our portfolio accounts for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at March 31, 2009.  Approximately 7%, 6%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended March 31, 2009.  One borrower accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to comply with SFAS No. 144 for discontinued operations presentation and the adoption of FSP 14-1 (see below).

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption of this standard. The adoption of this standard on January 1, 2009 did not have any impact on our historical financial statements.

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  This amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, FSP 14-1 required companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption of FSP 14-1 had the following impact on our financial statements:

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$1,535,948	$1,501,134
Total liabilities	6,449,875	6,415,063
Additional paid-in-capital	2,999,456	3,079,159
Retained earnings	1,023,071	978,180

	March 31, 2008 As Reported	March 31, 2008 As Restated
Interest expense	$78,518	$83,316
Net income attributable to SL Green common stockholders	125,891	121,094
Net income per share attributable to common stockholders - basic	$2.15	$2.07
Net income per share attributable to common stockholders - diluted	$2.14	$2.06

EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”.  We adopted EITF 03-6-1 on January 1, 2009 and it did not have a material effect on our financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. SFAS No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We will include the disclosures required under this standard beginning in our June 30, 2009 Condensed Consolidated Financial Statements.

In April 2009, the FASB released FSP SFAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly”, or FSP SFAS No. 157-4. FSP SFAS No. 157-4 was issued contemporaneously with FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, or FSP SFAS 115-2 and FSP SFAS No. 107-1 and APB 28-1.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

FSP SFAS No. 157-4 amends FASB Statement No. 157, “Fair Value Measurements”, or SFAS No. 157, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.

FSP SFAS No. 157-4 also require additional disclosures about fair value measurements in annual and interim reporting periods. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after 15 June 2009. We will apply the provisions of FSP SFAS No. 157-4 beginning in our June 30, 2009 Condensed Consolidated Financial Statements. We do not believe that adoption of the FSP will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, or SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective on January 1, 2009.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

3.  Property Acquisitions

We did not acquire any real estate during the three months ended March 31, 2009.

4.  Property Dispositions and Assets Held for Sale

In January 2009, we, along with our joint venture partner, Gramercy, sold 100% of our interests in 55 Corporate Drive, NJ for $230.0 million. The property is approximately 670,000 square feet. We recognized a gain of approximately $6.6 million in connection with the sale of our 50% interest in the joint venture.

At March 31, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, 55 Corporate Drive, NJ which was sold in January 2009, and the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6).

The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the three months ended March 31, 2009 and 2008 (in thousands).

	Three Months Ended
	March 31,
	2009	2008
Revenues
Rental revenue	$584	$8,351
Escalation and reimbursement revenues	(7)	916
Other income	4,886	8,424
Total revenues	5,463	17,691
Operating expense	24	1,925
Real estate taxes	—	1,460
Interest	329	5,524
Marketing, general and administrative	5,176	4,008
Depreciation and amortization	—	2,014
Total expenses	5,529	14,931
Income (loss) from discontinued operations	(66)	2,760
Gain on sale of discontinued operations	6,572	110,232
Income from discontinued operations	$6,506	$112,992

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

5.  Structured Finance Investments

During the three months ended March 31, 2009 and 2008, our structured finance and preferred equity investments (net of discounts) increased approximately $7.1 million and $4.8 million, respectively, due to originations and accretion of discount.  There were approximately $63.6 million and $33.5 million in repayment, participations, sales and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

As of March 31, 2009 and December 31, 2008, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 9.4% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Other Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2)	85,000	210,572	96,510	95,626	December 2020
Mezzanine Loan (1)	60,000	235,000	58,393	58,349	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,616	38,332	October 2016
Mezzanine Loan (1) (3) (9) (10) (11)	75,000	4,229,461	70,092	70,092	December 2016
Other Loan (1) (5) (9) (11)	5,000	—	5,350	5,350	May 2011
Whole Loan (2) (3)	9,815	—	9,526	10,126	February 2010
Mezzanine Loan (1) (2) (4) (9) (11)	25,000	315,293	27,742	27,742	November 2009
Mezzanine Loan (1)	16,000	90,000	15,676	15,670	August 2017
Mezzanine Loan (3)	41,398	221,549	40,481	40,171	August 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior Participation (1) (6) (9) (11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan (1) (12)	67,000	1,139,000	77,939	75,856	March 2017
Mezzanine Loan (3) (9) (10)	23,145	365,000	25,446	24,961	July 2009
Mezzanine Loan (3) (9) (10)	44,733	930,678	47,219	46,372	August 2009
Mezzanine Loan (3) (9) (10) (11)	22,644	7,099,849	23,511	23,847	June 2009
Junior Participation (1) (9)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (7) (9)	12,000	61,250	10,875	10,875	June 2010
Junior Participation (9)	9,948	48,198	5,866	5,866	December 2010
Junior Participation (8)	50,000	2,227,136	48,175	48,709	April 2010
Mezzanine Loan (3)	90,000	325,000	93,485	92,325	July 2010
Whole Loan (1) (3)	9,375	—	9,283	9,324	February 2015
Loan loss reserve (9)	—	—	(134,666)	(74,666)	—
	$736,247	$17,930,986	$620,457	$675,865

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan has been in default since December 2007. We are pursuing our remedies and expect to recover the full value of our investment.
(5)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008.

(6)	This loan is in default. We have begun foreclosure proceedings. Our partner holds a $12.2 million pari-pasu interest in this loan.
(7)	This loan was extended for two years to June 2010.
(8)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(10)	This investment was classified as held for sale at March 31, 2009.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Preferred Equity Investments

As of March 31, 2009 and December 31, 2008, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 2.9% (in thousands):

Type	Gross Investment	Senior Financing	2009 Amount Outstanding	2008 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (3)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity (1) (2) (3) (4)	51,000	212,782	51,000	51,000	February 2014
Preferred equity (3) (4)	34,120	88,000	31,178	30,268	March 2010
Loan loss reserve (3)	—	—	(26,250)	(24,250)	—
	$100,120	$2,650,782	$70,928	$72,018

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset. This investment was classified as held for sale at March 31, 2009.
(3)

This represents specifically allocated loan loss reserves.  Our reserves reflect management’s judgment of the probability and severity of losses.  We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(4)	The junior preferred equity portion of the investment is on non-accrual status.

The following table is a rollforward of our total loan loss reserves at March 31, 2009 and December 31, 2008 (in thousands):

	2009	2008
Balance at beginning of year	$98,916	$—

Expensed	62,000	101,166
Charge-offs	—	(2,250)

Balance at end of period	$160,916	$98,916

At March 31, 2009 and December 31, 2008, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

The table below provides general information on each joint venture as of March 31, 2009 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway (3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
Mack-Green joint venture (4)	Mack-Cali	48.00%	48.00%	900	05/06	$127,500
21 West 34th Street (5)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (6)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (7)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (8)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (9)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (10)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street (11)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street (12)	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway (13)	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue (14)	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We acquired our interest from The McGraw-Hill Companies, or MHC.  MHC is a tenant at the property and accounted for approximately 14.8% of the property’s annualized rent at March 31, 2009.  We do not manage this joint venture.

(3)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011.  One tenant, whose leases primarily end between 2009 and 2015, represents approximately 79.2% of this joint venture’s annualized rent at March 31, 2009.

(4)	We wrote off the net book value of this investment of approximately $2.1 million in December 2008. See Note 19.
(5)

Effective November 2006, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(6)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members had the right to re-acquire approximately 4% of the property’s equity.  These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(7)

Effective April 2007, we deconsolidated this investment.  As a result of the recapitalization of the property, we were no longer the primary beneficiary under FIN 46(R).  Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2009 and December 31, 2008, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2009	2008

1221 Avenue of the Americas (2)	12/2010	2.85%	$170,000	$170,000
1515 Broadway (3)	11/2009	1.35%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	2.11%	$20,991	$20,991
Mack-Green joint venture (4)	08/2014	3.81%	$102,159	$102,195
21 West 34th Street	12/2016	5.75%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.57%	$140,000	$140,000
One Court Square	06/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.81%	$84,527	$84,527
388 and 390 Greenwich Street (5)	12/2017	5.14%	$1,138,379	$1,138,379
16 Court Street	10/2010	2.13%	$84,112	$83,658
27-29 West 34th Street (6)	05/2011	2.55%	$40,348	$38,596
1551-1555 Broadway (7)	10/2009	2.49%	$114,320	$106,222
717 Fifth Avenue (8)	09/2011	5.25%	$245,000	$245,000

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2009.
(2)	This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR.  The mortgage is subject to a one-year as-of-right renewal option.  The joint venture extended this loan for another year.

(4)	Comprised of $91.1 million variable rate debt that matures in May 2009 and $11.1 million fixed rate debt that matures in August 2014. Gramercy provided the variable rate debt. See Note 19.
(5)

Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage which is floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.

(6)	This construction loan facility has a committed amount of $55.0 million.
(7)	This construction loan has a committed amount of $138.6 million.
(8)	This loan has a committed amount of $285.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, Mack-Green, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $9.8 million and $4.7 million from these services for the three months ended March 31, 2009, and 2008, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy.  Gramercy is an integrated commercial real estate specialty finance and property investment company.  Gramercy’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities.  Gramercy’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, which was terminated as of April 24, 2009 in connection with Gramercy’s internalization of GKK Manager LLC, or the Manager, which we refer to as the GKK Internalization, we had the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At March 31, 2009, we held 6,219,370 shares, or approximately 12.48% of Gramercy’s common stock.  Our total investment had a net book value of zero at March 31, 2009.  The market value of our

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

common stock investment in Gramercy was approximately $6.0 million at March 31, 2009.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we had over Gramercy as of March 31, 2009, we accounted for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, the Manager, which at the time was an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  Prior to the GKK Internalization, Gramercy paid the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders’ equity (as defined in the management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also paid the Manager a collateral management fee (as defined in the management agreement).  In connection with any and all collateralized debt obligations, or CDOs, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provided for a collateral manager to be retained, the Manager with respect to such CDOs and other securitization vehicles, received management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provided for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors had allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee was allocated to Gramercy.  For the three months ended March 31, 2009 and 2008 we received an aggregate of approximately $4.9 million and $4.2 million, respectively, in fees under the management agreement and none and $1.3 million, respectively, under the collateral management agreement.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for the three months ended March 31, 2009.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the “Second Amended Management Agreement”) with Gramercy and GKK Capital LP.  The Second Amended Management Agreement generally contained the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, except for the following material changes: (i) reduced the annual base management fee payable by Gramercy to the Manager to 1.50% of Gramercy’s stockholders’ equity (effective October 1, 2008); (ii) reduced the termination fee to an amount equal to the management fee earned by the Manager during the 12-month period immediately preceding the effective date of the termination; and (iii) provided that all management, service and similar fees relating to Gramercy’s CDOs that the Manager was entitled to receive were to be remitted by the Manager to Gramercy for any period from and after July 1, 2008.  The Second Amended Management Agreement was terminated in connection with the GKK Internalization.

Prior to the GKK Internalization, to provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partnership interests in Gramercy’s operating partnership, were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We recorded distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts became probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately none and $2.5 million under this agreement for the three months ended March 31, 2009 and 2008, respectively.   During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligated Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders to Gramercy and its subsidiaries to the GKK Internalization.  Consent was received by Gramercy and the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partnership interests were waived since July 1, 2008.  Due to the control we had over the Manager prior to the GKK Internalization, we consolidated the accounts of the Manager into ours.

On October 27, 2008, the Manager entered into a letter agreement (the “Letter Agreement”) with the operating partnership, Gramercy, GKK Capital LP and the individual limited partners of GKK Capital LP party thereto, pursuant to which the holders of the Class B limited partner interests of GKK Capital LP agreed to waive their respective rights to receive distributions payable on the Class B limited partner interests in respect of the period commencing July 1, 2008 and ending on December 31, 2008.  For all periods from and after January 1, 2009, the holders of the Class B limited partner interests were entitled to receive distributions from GKK Capital LP in accordance with the partnership agreement of GKK Capital LP, except that Gramercy could, at its option, elect to assume directly and satisfy the right of the holders to receive distributions, if permissible under applicable law or the requirements of the exchange on which the shares of common stock trade, in shares of common stock.  In addition, the Letter Agreement provided that Gramercy would not amend certain provisions of its charter and bylaws related to indemnification of directors and officers in a manner that was adverse to the operating partnership or any of the individuals party to the Letter Agreement, other than any amendments that would only apply to acts or omissions occurring after the date of such amendment.

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  We recorded compensation expense of approximately none and $0.8 million for the three months ended March 31, 2009 and 2008, respectively, related to these awards.  The officers and employees who received the awards owned 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager.  During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager.  Pursuant to an agreement dated December 30, 2008, all the Class B limited partner interests and the remaining 15.6% interest in the Manager were transferred to us.  On April 24, 2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us.

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three months ended March 31, 2009 and 2008, the Manager received an aggregate of approximately $0.8 million and $1.3 million, respectively, under the outsourcing and asset servicing agreements.  On October 27, 2008, the Manager and SLG Gramercy Services LLC (the “Servicer”) entered into an agreement, which

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006.  On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the “Services Agreement”) pursuant to which we provided consulting and other services to Gramercy.  We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009.  In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month, payable, at Gramercy’s option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of Gramercy’s common stock trade, in shares of common stock.  We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009.  The Services Agreement was terminated in connection with the GKK Internalization.  From October 27, 2008 until April 24, 2009, an affiliate of ours served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of the Manager.

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

Gramercy holds tenancy-in-common interests along with us in 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

One of our affiliates held an investment in Gramercy’s preferred stock with a book value of approximately $0.2 million at March 31, 2009.

In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. We provided $50.0 million of financing as part of an $850.0 million loan to Gramercy in connection with this acquisition (See note 5).  As a result of this acquisition, the Board of Directors of Gramercy awarded 644,787 restricted shares of Gramercy’s common stock to us, subject to a one-year vesting period, in respect of services rendered.  We recognized income of approximately $6.6 million from these shares, which was recorded in other income in the accompanying statements of income.

On October 27, 2008, Marc Holliday, our Chief Executive Officer, Andrew Mathias, our President and Chief Investment Officer and Gregory F. Hughes, our Chief Financial Officer and Chief Operating Officer resigned as Chief Executive Officer, Chief Investment Officer and Chief Credit Officer, respectively, of Gramercy.  Mr. Holliday also resigned as President of Gramercy effective as of October 28, 2008.  Mr. Holliday and Mr. Mathias agreed to remain as consultants to Gramercy through the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with us.  This agreement was terminated in connection with the GKK Internalization.

On October 28, 2008, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately.  Effective as of November 13, 2008, Timothy J. O’Connor was appointed as President of Gramercy.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

The condensed combined balance sheets for the unconsolidated joint ventures, including estimates for Gramercy, at March 31, 2009 and December 31, 2008, are as follows (in thousands):

	2009	2008
Assets
Commercial real estate property, net	$9,586,739	$9,739,017
Structured finance investments	2,904,174	3,226,922
Other assets	1,784,065	1,556,593
Total assets	$14,274,978	$14,522,532

Liabilities and members’ equity
Mortgages payable	$6,710,371	$6,768,594
Other loans	2,837,360	3,026,262
Other liabilities	1,633,421	1,458,256
Members’ equity	3,093,826	3,269,420
Total liabilities and members’ equity	$14,274,978	$14,522,532
Company’s net investment in unconsolidated joint ventures	$976,572	$975,483

The condensed combined statements of operations for the unconsolidated joint ventures, including estimates for Gramercy, from acquisition date through March 31, 2009 and 2008, are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Total revenues	$332,906	$255,032
Operating expenses	131,647	54,190
Real estate taxes	35,326	20,130
Interest	119,056	95,142
Depreciation and amortization	67,119	35,770
Other income/ expenses	(19,975)	—
Total expenses	333,173	205,232
Net income (loss) before gain on sale	$(267)	$49,800
Company’s equity in net income of unconsolidated joint ventures	$13,073	$19,425

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three months ended March 31, 2009 and 2008, the Service Corporation earned approximately $8.6 million and $3.7 million of revenue and incurred approximately $2.6 million and $2.8 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  ENYC entered into a 10-year lease for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan, and which was previously owned by our operating partnership.  ENYC entered into another 10-year lease with our operating partnership for its 21,500 square foot premises at 28 West 44th Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

8.  Deferred Costs

Deferred costs at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Deferred financing	$64,861	$63,262
Deferred leasing	149,449	146,951
	214,310	210,213
Less accumulated amortization	(80,013)	(77,161)
	$134,297	$133,052

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2009 and December 31, 2008, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2009	2008
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)	11/2010	8.44%	109,268	110,013
673 First Avenue (1)	02/2013	5.67%	32,191	32,388
220 East 42nd Street (1)	12/2013	5.24%	201,784	202,780
625 Madison Avenue (1)	11/2015	6.27%	97,014	97,583
609 Fifth Avenue (1)	10/2013	5.85%	98,965	99,319
609 Partners, LLC (1)	07/2014	5.00%	63,891	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	450,000
120 West 45th Street (1)	02/2017	6.12%	170,000	170,000
919 Third Avenue (1) (3)	07/2011	6.87%	227,329	228,046
300 Main Street (1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd (1)	03/2014	5.75%	18,648	18,728
500 West Putnam (1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (1) (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (1) (5)	05/2020	5.91%	660,210	663,071
Total fixed rate debt			2,310,800	2,317,319
180/182 Broadway (1) (6)	02/2011	2.70%	22,272	21,183
Landmark Square (1) (7)	02/2010	2.30%	128,000	128,000
28 West 44th Street (1)	08/2013	3.43%	124,520	124,856
Total floating rate debt			274,792	274,039

Total mortgage notes payable			$2,585,592	$2,591,358

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended March 31, 2009.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(7)	This loan has two one-year as-of-right renewal options.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

At March 31, 2009 and December 31, 2008 the gross book value of the properties collateralizing the mortgage notes was approximately $4.5 billion and $4.8 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest expenses	$61,839	$78,080
Interest income	(1,575)	(2,034)
Interest expense, net	$60,264	$76,046
Interest capitalized	$—	$1,582

10.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $1.4 billion and carried a spread over LIBOR of 90 basis points at March 31, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced by the issuance of approximately $21.1 million in letters of credit and by a defaulted lenders unfunded commitment of approximately $33.4 million.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.51% for the three months ended March 31, 2009.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loan

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$138,755	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,700	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	180,515	4.00%	20	June 15, 2025
March 26, 2007 (4)	407,586	3.00%	20	March 30, 2027
	$1,151,556

(1)	Assumed as part of the Reckson Merger.
(2)	During the three months ended March 31, 2009, we repurchased approximately $11.2 million of these notes and realized net gains on early extinguishment of debt of approximately $1.9 million.
(3)

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

(4)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the three months ended March 31, 2009, we repurchased approximately $152.8 million of these bonds and realized net gains on early extinguishment of debt of approximately $45.8 million.

(5)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, interest payments may be deferred for a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt and the related payments are classified as interest expense.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2009, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2009	$21,270	$—-	$—	$—	$—	$21,270	$56,057
2010	29,561	104,691	—	—	180,515	314,767	460,103
2011	28,383	238,928	—	—	138,755	406,066	172,161
2012	31,538	128,000	1,389,067	—	407,586	1,956,191	34,192
2013	30,962	420,310	—	—	—	451,272	1,677
Thereafter	189,807	1,362,142	—	100,000	424,700	2,076,649	1,211,270
	$331,521	$2,254,071	$1,389,067	$100,000	$1,151,556	$5,226,215	$1,935,460

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.4 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $95,000 and $92,000 for the three months ended March 31, 2009 and 2008, respectively.

Other

Amounts due from related parties at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Due from joint ventures	$5,069	$1,472
Officers and employees	153	153
Other	8,897	6,051
Related party receivables	$14,119	$7,676

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2009, 57,258,756 shares of common stock and no shares of excess stock were issued and outstanding.

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

During the three months ended March 31, 2009 and 2008, approximately none and 1,000 shares were issued and approximately none and $80,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500 and $58,000 related to this plan was recorded during the three months ended March 31, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $0.5 million of compensation expense during the three months ended March 31, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $96,000 and $0.6 million of compensation expense during the three months ended March 31, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.

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

During the three months ended March 31, 2009, 15,078 phantom stock units were earned.  As of March 31, 2009, there were approximately 37,591 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of March 31, 2009, approximately 8,476 shares of our common stock had been issued under the ESPP.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At March 31, 2009, approximately 0.4 million shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At March 31, 2009, approximately 3.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.6 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of March 31, 2009 and December 31, 2008 and changes during the periods then ended are presented below:

	2009		2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	937,706	$61.33	1,774,385	$88.21
Granted	18,000	$24.86	446,500	$65.51
Exercised	—	$—	(195,680)	$36.08
Lapsed or cancelled	(8,167)	$30.00	(1,087,499)	$111.23
Balance at end of period	947,539	$60.91	937,706	$61.33

Options exercisable at end of period	617,354	$59.34	474,592	$52.55
Weighted average fair value of options granted during the period	$136,112		$5,163,000

The weighted average fair value of restricted stock granted during the three months ended March 31, 2009 was approximately $5.0 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 6.7 years and 5.4 years, respectively.

Earnings Per Share

Earnings per share for the three months ended March 31, 2009 and 2008 is computed as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator (Income)
Basic Earnings:
Income attributable to common stockholders	$32,768	$121,094
Effect of Dilutive Securities:
Redemption of units to common shares	1,320	5,037
Stock options	—	—
Diluted Earnings:
Income attributable to common stockholders	$34,088	$126,131

	Three Months Ended March 31,
	2009	2008
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	57,178	58,482
Effect of Dilutive Securities:
Redemption of units to common shares	2,339	2,340
4.0% exchangeable senior debentures	—	—
Stock-based compensation plans	38	399
Diluted Shares	59,555	61,221

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

13.  Noncontrolling Interest in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of March 31, 2009 and December 31, 2008, the noncontrolling interest unit holders owned 3.9% (2,336,477 units) and 3.94% (2,339,853 units) of the operating partnership, respectively.  At March 31, 2009, 2,336,477 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2009 (in thousands):

March 31,	Capital lease	Non-cancellable operating leases

2009	$1,062	$26,934
2010	1,451	32,127
2011	1,555	30,003
2012	1,555	29,253
2013	1,555	29,252
Thereafter	47,206	625,959
Total minimum lease payments	54,384	$773,528
Less amount representing interest	(37,637)
Present value of net minimum lease payments	$16,747

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

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2009 based on a Level 2 valuation as defined in SFAS No. 157.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(2,341)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(15,518)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$(13,169)
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On March 31, 2009, the derivative instruments were reported as an obligation at their fair value of approximately $31.0 million.  This is included in Other Liabilities on the consolidated balance sheet at March 31, 2009.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss of $53.1 million, including the remaining balance on net gains of approximately $5.8 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation. Currently, all of our derivative instruments are designated as effective hedging instruments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

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

Selected results of operations for the three months ended March 31, 2009 and 2008, and selected asset information as of March 31, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2009	$240,835	$22,570	$263,405
March 31, 2008	234,304	20,398	254,702

Income from continuing operations:
Three months ended:
March 31, 2009	$78,059	$(42,031)	$36,028
March 31, 2008	12,109	10,751	22,860

Total assets
As of:
March 31, 2009	$9,803,440	$697,693	$10,501,133
December 31, 2008	10,227,656	756,697	10,984,353

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $17.9 million and $24.5 million for the three months ended March 31, 2009 and 2008, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2009

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008

Income from continuing operations	$36,028	$22,860
Income/ gains from discontinued operations	6,506	111,597
Net income	42,534	134,457
Net income attributable to noncontrolling interests	(4,797)	(8,394)
Net income attributable to SL Green	37,737	126,063
Preferred stock dividend	(4,969)	(4,969)
Net income attributable to SL Green common stockholders	$32,768	$121,094

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2009 and 2007 is presented below (in thousands):

	Three Months Ended March 31,
	2009	2008
Issuance of common stock as deferred compensation	$373	$341
Derivative instruments at fair value	6,259	4,238
Real estate investments consolidated under FIN 46(R)	—	14,760
Mortgage assigned upon asset sale	95,000	—
Tenant improvements and lease commissions payable	6,538	854

19.  Subsequent Events

From April 1, 2009 to May 4, 2009, we repurchased approximately $60.9 million of our senior unsecured notes and bonds and realized net gains on early extinguishment of debt of approximately $9.8 million.

In April 2009, Gramercy and SL Green completed the GKK Internalization.  The GKK Internalization was completed through the direct acquisition by Gramercy of the Manager (See Note 6).

In April 2009, we sold our remaining 50 percent interest in pad IV at 55 Corporate Drive, NJ to Mack-Cali. In connection with this transaction, we also sold the remaining interest in the Mack-Green joint venture to Mack-Cali.

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

On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P. or ROP.  We paid approximately $6.0 billion, inclusive of transaction costs, for Reckson. ROP is a subsidiary of our operating partnership.

On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K and Form 10-K/A No.1 for the year ended December 31, 2008.

As of March 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	97.2%
	Unconsolidated properties	8	9,429,000	94.7%

Suburban	Consolidated properties	26	4,008,000	87.8%
	Unconsolidated properties	6	2,941,700	94.1%
		61	30,160,900	94.8%

(1) The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 400,212 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

As of March 31, 2009, we also owned approximately 12.48% of the outstanding common stock of Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as all the units of the Class B limited partner interest in Gramercy’s operating partnership, which were subsequently transferred to Gramercy on April 24, 2009.  See Note 6.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Refer to our 2008 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2009.

Results of Operations

Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

The following comparison for the three months ended March 31, 2009, or 2009, to the three months ended March 31, 2008, or 2008, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2008 and at March 31, 2009 and total 46 of our 61 consolidated properties, representing approximately 73% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$196.5	$193.8	$2.7	1.4%
Escalation and reimbursement revenue	33.8	30.0	3.8	12.7
Total	$230.3	$223.8	$6.5	2.9%

Same-Store Properties	$224.0	$214.2	$9.8	4.6%
Acquisitions	3.2	8.1	(4.9)	(60.5)
Other	3.1	1.5	1.6	106.7
Total	$230.3	$223.8	$6.5	2.9%

Occupancy in the Same-Store Properties was 95.5% at March 31, 2008, 95.3% at December 31, 2008 and 94.9% at March 31, 2009.  The increase in the Acquisitions is primarily due to owning these properties for a period during the quarter in 2009 compared to a partial period or not being included in 2008.

At March 31, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 14.4% and 8.1% higher, respectively, than then existing in-place fully escalated rents.  Approximately 7.1% of the space leased at our consolidated properties expires during the remainder of 2009.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($3.5 million) and the Acquisitions ($0.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($0.4 million), electric reimbursements ($0.1 million) and real estate tax escalations ($3.0 million).

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$13.1	$19.4	$(6.3)	(32.5)%
Investment and preferred equity income	16.9	20.4	(3.5)	(17.2)
Other income	16.3	10.5	5.8	55.2
Total	$46.3	$50.3	$(4.0)	(8.0)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Gramercy ($8.6 million), 388 Greenwich Street ($3.2 million), 1250 Broadway ($1.4 million) and 717 Fifth Avenue ($0.8 million).   This was partially offset by higher net income contributions primarily from our investments in 100 Park ($0.6 million), 1515 Broadway ($3.2 million), 16 Court Street ($0.7 million) and Mack-Green ($0.8 million).  Occupancy at our joint venture properties was 94.7% at March 31, 2008, 95.0% at December 31, 2008 and 94.6% at March 31, 2009.  At March 31, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 19.8% and 3.8% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2009.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income decreased during the current quarter.  The weighted average investment balance outstanding and weighted average yield were $689.0 million and 8.5%, respectively, for 2009 compared to $766.6 million and 10.2%, respectively, for 2008.  The decrease was primarily due to the sale of structured finance investments in 2008 as well as certain loans being placed on non-accrual status in 2008 and 2009.

The increase in other income was primarily due to increased fee and other income earned in 2009 ($6.3 million).  This was partially offset by reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy (approximately $0.5 million).

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$55.5	$53.7	$1.8	3.4%
Real estate taxes	36.9	32.5	4.4	13.5
Ground rent	8.0	8.2	(0.2)	(2.4)
Total	$100.4	$94.4	$6.0	6.4%

Same-Store Properties	$96.9	$90.8	$6.1	6.7%
Acquisitions	0.8	0.9	(0.1)	(11.1)
Other	2.7	2.7	—	—
Total	$100.4	$94.4	$6.0	6.4%

Same-Store Properties operating expenses increased approximately $1.7 million.  There were increases in payroll expenses ($0.2 million), utilities ($1.6 million) and insurance costs ($0.1 million), respectively.  This was partially offset by a decrease in repairs and maintenance ($0.2 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($4.4 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense	$61.7	$77.7	$(16.0)	(20.6)%
Depreciation and amortization expense	54.8	53.4	1.4	2.6
Loan loss reserves	62.0	—	62.0	100.0
Marketing, general and administrative expense	17.9	24.5	(6.6)	(26.9)
Total	$196.4	$155.6	$40.8	26.2%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of our convertible notes.  The weighted average interest rate decreased from 5.64% for the quarter ended March 31, 2008 to 4.29% for the quarter ended March 31, 2009.  As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.8 billion as of March 31, 2008 to $5.5 billion as of March 31, 2009.

Marketing, general and administrative expenses represented 6.8% of total revenues in 2009 compared to 9.7% in 2008.  The decrease is primarily due to reduced stock-based compensation costs in 2009.

Liquidity and Capital Resources

We are currently experiencing a global economic downturn and credit crunch.  As a result, many financial industry participants including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  In the few instances in which debt is available it is at a cost much higher than in the recent past.

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

Cash and cash equivalents were $433.7 million and $46.8 million at March 31, 2009 and 2008, respectively, representing an increase of $386.9 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$103,161	$20,377	$82,784
Net cash provided by (used in) investing activities	$(3,236)	$41,892	$(45,128)
Net cash (used in) provided by financing activities	$(393,160)	$(61,440)	$(331,720)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2009 our portfolio was 94.8% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2009, when compared to the three months ended March 31, 2008, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$39,031
Escrow cash-capital improvements/acquisition deposits	44,865
Joint venture investments	3,352
Distributions from joint ventures	(6,259)
Proceeds from sales of real estate	(135,779)
Structured finance and other investments	9,662

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the three months ended March 31, 2009, when compared to the three months ended March 31, 2008, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(240,949)
Repayments under our debt obligations	(152,869)
Noncontrolling interests, contributions in excess of distributions	(11,332)
Other financing activities	(1,029)
Repurchases of common stock	49,911
Dividends paid	24,548

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capitalization

As of March 31, 2009, we had 57,258,756 shares of common stock, 2,336,477 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

During the three months ended March 31, 2009 and 2008, approximately none and 1,000 shares were issued and approximately none and $80,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500 and $58,000 related to this plan was recorded during the three months ended March 31, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million and $0.5 million of compensation expense during the three months ended March 31, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $96,000 and $0.6 million of compensation expense during the three months ended March 31, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.

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

During the three months ended March 31, 2009, approximately 15,078 phantom stock units were earned.  As of March 31, 2009, there were approximately 37,591 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of March 31, 2009, approximately 8,476 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2009, approximately 3.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.6 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At March 31, 2009, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.9 billion) represented 88.8% of our combined market capitalization of approximately $8.1 billion (based on a common stock price of $10.80 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2009).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.  This ratio has increased significantly compared to 2008 primarily due to the significant decrease in our stock price in 2008 and 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2009 and December 31, 2008, respectively (dollars in thousands):

Debt Summary:	March 31, 2009	December 31, 2008
Balance
Fixed rate	$3,562,356	$3,953,268
Variable rate — hedged	60,000	60,000
Total fixed rate	3,622,356	4,013,268
Variable rate	1,340,865	1,427,677
Variable rate—supporting variable rate assets	262,994	175,428
Total variable rate	1,603,859	1,603,105
Total	$5,226,215	$5,616,373

Percent of Total Debt:
Total fixed rate	69.3%	71.5%
Variable rate	30.7%	28.5%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.45%	5.37%
Variable rate	1.63%	4.05%
Effective interest rate	4.28%	5.24%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.50% and 2.70% at March 31, 2009 and 2008, respectively).  Our consolidated debt at March 31, 2009 had a weighted average term to maturity of approximately 6.7 years.

Certain of our structured finance investments, totaling approximately $263.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2009.

Mortgage Financing

As of March 31, 2009, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.95% and $274.8 million of variable rate debt with an effective weighted average interest rate of approximately 2.84%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $1.4 billion outstanding at March 31, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced at March 31, 2009 by the issuance of approximately $21.1 million in letters of credit and by a defaulted lender’s unfunded committed amount of approximately $33.4 million.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$138,755	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,700	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	180,515	4.00%	20	June 15, 2025
March 26, 2007 (4)	407,586	3.00%	20	March 30, 2027
	$1,151,556

(1)             Assumed as part of the Reckson Merger.

(2)             During the three months ended March 31, 2009, we repurchased approximately $11.2 million of these notes and realized net gains on early extinguishment of debt of approximately $1.9 million.

(3)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.

(4)             In March 2007, we issued $750.0 million of these convertible notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the three months ended March 31, 2009, we repurchased approximately $152.8 million of these bonds and realized net gains on early extinguishment of debt of approximately $45.8 million.

(5)             Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were redeemed at par.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2009 and December 31, 2008, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2009 would increase our annual interest cost by approximately $15.3 million and would increase our share of joint venture annual interest cost by approximately $7.4 million, respectively.

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

Approximately $3.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2009 ranged from LIBOR plus 62 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of March 31, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$21,270	$134,252	$267,311	$159,538	$451,272	$1,551,949	$2,585,592
Revolving Credit Facility	—	—	—	1,389,067	—	—	1,389,067
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	180,515	138,755	407,586	—	424,700	1,151,556
Capital lease	1,062	1,451	1,555	1,555	1,555	47,206	54,384
Ground leases	26,934	32,127	30,003	29,253	29,252	625,959	773,528
Estimated interest expense	177,740	224,047	189,142	154,500	131,294	408,058	1,284,781
Joint venture debt	56,057	460,103	172,161	34,192	1,677	1,211,270	1,935,460
Total	$283,063	$1,032,495	$798,927	$2,175,691	$615,050	$4,369,142	$9,274,368

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

We estimate that for the nine months ending December 31, 2009, we will incur approximately $76.4 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $17.4 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $1.50 per share, we would pay approximately $85.9 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.4 million and $3.6 million for the three months ended March 31, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $95,000 and $92,000 for the three months ended March 31, 2009 and 2008, respectively.

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

We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of “all-risk” property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly.  We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

FFO for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to SL Green common stockholders	$32,768	$121,094
Add:
Depreciation and amortization	54,798	53,434
Discontinued operations depreciation adjustments	—	2,504
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	11,265	8,175
Net income attributable to noncontrolling interests	4,797	8,394
Loss on equity investment in marketable securities	807	—
Less:
Gain on sale of discontinued operations	(6,572)	(110,232)
Equity in net gain on sale of joint venture property/ real estate	(9,541)	—
Depreciation on non-rental real estate assets	(204)	(223)
Funds from Operations	$88,118	$83,146
Cash flows provided by operating activities	$103,161	$20,377
Cash flows (used in) provided by investing activities	$(3,236)	$41,892
Cash flows used in financing activities	$(393,160)	$(61,440)

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statement

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

Forward-looking statements are not guarantees of future performance and actual results or developments may materially differ, and we caution you not to place undue reliance on such statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.

Forward-looking statements contained in this report are subject to a number of risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us.  These risks and uncertainties include:

•      the effect of the credit crisis on general economic, business and financial conditions, and on the New York Metro real estate market in particular;

•      dependence upon certain geographic markets;

•      risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•      risks relating to structured finance investments;

•      availability and creditworthiness of prospective tenants and borrowers;

•      bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•      adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•      availability of capital (debt and equity);

•      unanticipated increases in financing and other costs, including a rise in interest rates;

•      our ability to comply with financial covenants in our debt instruments;

•      our ability to maintain our status as a REIT;

•      risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•      the continuing threat of terrorist attacks, in particular in the New York Metro area and on our tenants;

•      our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

•      legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business, including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

Other factors and risks to our business, many of which are beyond our control, are described in our filings with the Securities and Exchange Commission.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2008.  Our exposures to market risk have not changed materially since December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1

Amendment No.1 to the Second Amended and Restated Bylaws of SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated March 13, 2009, filed with the Commission on March 13, 2009.

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

Date: May 8, 2009