Form 10-K/A
period 2008-12-31
SL GREEN REALTY CORP
filed 2009-05-11
CIK 1040971

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

         None.

 SL GREEN REALTY CORP.
FORM 10-K/A

EXPLANATORY NOTE

        SL Green Realty Corp., or the Company, is revising its historical financial statements in connection with Statement of Financial Accounting Standards No. 144, or SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and the adoption of SFAS 160, or SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," and FASB Staff Position, or FSP, No. APB 14-1, or FSP 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion." SFAS No. 160 defines a non-controlling interest in a consolidated subsidiary as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent" and requires non-controlling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, "Classification and Measurement of Redeemable Securities." SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. During 2009, our ownership interests in GKK Manager LLC, or the Manager, were sold to Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as part of the GKK Internalization which closed on April 24, 2009. In connection with this transaction and in compliance with SFAS 144, the revenue and expenses from the Manager has been reported as income from discontinued operations for each period presented. Under the Securities and Exchange Commission, or the SEC, requirements, the same reclassification as discontinued operations required by SFAS 144 following the sale of an operating entity, and adoption of SFAS 160 and FSP 14-1 is required for previously issued annual financial statements for each of the three years shown in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, on the Form 10-K, if those financials are incorporated by reference in subsequent filings with the SEC made under the Securities Act of 1933, as amended, even though those financial statements relate to periods prior to the date of the transaction. We have restated our Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008 to reclassify the $77.5 million gain on early extinguishment of debt as a reduction in operating cash flow and an increase in financing activities. Previously the entire gain was considered a financing activity. The restatement does not affect the total net change in cash and cash equivalents for the year ended December 31, 2008, and has no impact on our consolidated balance sheets, consolidated statements of income or the related income per share amounts. It also has no impact on the non-GAAP measure of funds from operations that is described on page 27. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-K/A Amendment No. 2. See Note 25 in the notes to the consolidated financial statements for further information relating to the restatement. This Current Report on Form 10-K/A Amendment No. 2 updates Part II, Items 6, 7, 8 and 9A and Part IV, Item 15 of the Form 10-K to reflect the GKK Internalization during 2009 as discontinued operations and the adoption of SFAS 160, FSP 14-1 and the restatement of the statement of cash flows. All other items of the Form 10-K remain unchanged. No attempt has been made to update matters in the Form 10-K, except to the extent expressly provided above.

ITEM 1A.    RISK FACTORS

        Other that as described below, there have been no material changes to the risk factors disclosed in "Item 1A-Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting that required us to restate our financial statements. Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business, our operating results and the value of our common stock.

        Ernst & Young LLP, our independent registered public accounting firm, has identified a material weakness in our system of internal control over financial reporting. The Public Company Accounting Oversight Boards Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. The material weakness that Ernst & Young LLP identified related to a lack of effective internal controls in connection with the presentation of the gain from early extinguishment of debt. This material weakness required us to restate our statement of cash flows, specifically our operating activities and financing activities, in our audited financial statements for the year ended December 31, 2008 and our unaudited interim financial statements for the three months ended March 31, 2009.

        If our management or our independent registered public accounting firm were to conclude in their future reports that our internal control over financial reporting was not effective, or if we fail to remediate the current material weakness or design, implement and maintain new or improved controls and procedures designed to prevent additional material weaknesses, this could have a material adverse effect on our ability to meet our periodic reporting obligations or result in additional errors and material misstatements not detected by management in our financial statements. Any such failure could adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Any such failure could also cause investors to lose confidence in our reported financial information and adversely affect the value of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

        In connection with this report, we are restating our historical audited consolidated financial statements for the year ended December 31, 2008, as a result of Statement of Financial Accounting Standards No. 144, or SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." During the periods presented below, we classified properties as held for sale and, in compliance with SFAS No. 144, have reported revenue and expenses from these properties as discontinued operations, net of noncontrolling interest, for each period presented in our Annual Report on Form 10-K for the year ended December 31, 2008. This reclassification had no effect on our reported net income or funds from operations.

        We are also providing updated selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the operating entity classified as held for sale during 2009.

	Year Ended December 31,
Operating Data	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Total revenue	$1,094,018	$986,934	$451,022	$339,799	$256,654

Operating expenses	229,712	209,420	102,548	77,541	60,194
Real estate taxes	127,130	121,594	62,915	45,935	34,171
Ground rent	31,494	32,389	20,150	19,250	15,617
Interest	300,808	266,308	89,394	71,752	55,899
Amortization of deferred finance costs	6,436	15,893	4,424	4,461	3,275
Depreciation and amortization	217,624	175,171	62,523	46,670	34,539
Loan loss and other investment reserves	115,882	—	—	—	—
Marketing, general and administration	107,037	93,045	57,850	36,826	28,985

Total expenses	1,136,123	913,820	399,804	302,435	232,680
Equity in net income of unconsolidated joint ventures	59,961	46,765	40,780	49,349	44,037

Income before gains on sale	17,856	119,879	91,998	86,713	68,011
Gain on early extinguishment of debt	77,465	—	—	—	—
Loss on equity investment in marketable securities	(147,489)	—	—	—	—
Gain on sale of properties/partial interests	103,056	31,509	3,451	11,550	22,012

Income from continuing operations	50,888	151,388	95,449	98,263	90,023
Discontinued operations	356,989	538,031	141,909	67,309	131,354

Net income	407,877	689,419	237,358	165,572	221,377
Net income attributable to noncontrolling interests in operating partnership	(14,562)	(26,084)	(11,429)	(8,222)	(11,351)
Net income attributable to noncontrolling interests in other partnerships	(12,505)	(17,105)	(5,210)	69	(596)

Net income attributable to SL Green	380,810	646,230	220,719	157,419	209,430
Preferred dividends and accretion	(19,875)	(19,875)	(19,875)	(19,875)	(16,258)

Income available to common stockholders	$360,935	$626,355	$200,844	$137,544	$193,172

Net income per common share—Basic	$6.22	$10.66	$4.50	$3.29	$4.93

Net income per common share—Diluted	$6.18	$10.54	$4.38	$3.20	$4.75

Cash dividends declared per common share	$2.7375	$2.89	$2.50	$2.22	$2.04

Basic weighted average common shares outstanding	57,996	58,742	44,593	41,793	39,171

Diluted weighted average common shares and common share equivalents outstanding	60,598	61,885	48,495	45,504	43,078

	As of December 31,
Balance Sheet Data	2008	2007	2006	2005	2004
	(In thousands)
Commercial real estate, before accumulated depreciation	$8,201,789	$8,622,496	$3,055,159	$2,222,922	$1,756,104
Total assets	10,984,353	11,430,078	4,632,227	3,309,777	2,751,881
Mortgage notes payable, revolving credit facilities, term loans, unsecured notes and trust preferred securities	5,581,559	5,658,149	1,815,379	1,542,252	1,150,376
Noncontrolling interests in operating partnership	87,327	81,615	71,731	74,049	74,555
Equity	4,481,963	4,524,600	2,451,045	1,484,453	1,348,389

	Year Ended December 31,
Other Data	2008	2007	2006	2005	2004
	(In thousands)
Funds from operations available to common stockholders(1)	$344,850	$343,186	$223,634	$189,513	$162,377
Funds from operations available to all stockholders(1)	344,850	343,186	223,634	189,513	162,377
Net cash provided by operating activities	296,011	406,705	225,644	138,398	164,458
Net cash used in investment activities	396,219	(2,334,337)	(786,912)	(465,674)	(269,045)
Net cash provided by financing activities	(11,305)	1,856,418	654,342	315,585	101,836

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements, the notes thereto, and the other financial data included elsewhere in this Current Report on Form 10-K/A Amendment No. 2.

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

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this report.

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

  •
  Repurchased approximately $262.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $77.5 million;

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

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the noncontrolling investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$777.3	$665.7	$111.6	16.8%
Escalation and reimbursement revenue	123.6	109.5	14.1	12.9

Total	$900.9	$775.2	$125.7	16.2%

Same-Store Properties	$765.3	$691.4	$73.9	10.7%
Acquisitions	130.0	77.9	52.1	66.9
Other	5.6	5.9	(0.3)	(5.1)

Total	$900.9	$775.2	$125.7	16.2%

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

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$60.0	$46.8	$13.2	28.2%
Investment and preferred equity income	119.1	91.0	28.1	30.9
Other income	74.0	120.7	(46.7)	(38.7)

Total	$253.1	$258.5	$(5.4)	(2.1)%

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

        The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and One Madison Clocktower (approximately $5.1 million). This was partially offset by an incentive distribution earned in 2008 upon the sale of 1250 Broadway ($25.0 million) and an advisory fee earned by us in connection with Gramercy closing its acquisition of AFR ($6.6 million).

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

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense	$307.2	$282.2	$25.0	8.9%
Depreciation and amortization expense	217.6	175.2	42.4	24.2
Loan loss and other investment reserves	115.9	—	115.9	100.0
Marketing, general and administrative expense	107.0	93.0	14.0	15.1

Total	$747.7	$550.4	$197.3	35.9%

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

        Marketing, general and administrative expenses, or MG&A, represented 9.8% of total revenues in 2008 compared to 9.4% in 2007. During the fourth quarter, we and certain of our employees agreed to cancel, without compensation, certain employee stock options as well as a portion of our 2006 long-term outperformance plan. These cancellations resulted in a non-cash charge of approximately $18.0 million. MG&A for 2008 includes non-recurring expense of approximately $2.0 million for costs incurred in connection with the pursuit of redevelopment projects.

        Due to market conditions, we recognized a loss on our investment in Gramercy of approximately $147.5 million. In addition, we repurchased approximately $262.6 million of our convertible bonds in 2008 and realized approximately $77.5 million of gains due to the early extinguishment of debt.

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

Investment and Other Income (in millions)	2007	2006	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$46.8	$40.8	$6.0	14.7%
Investment and preferred equity income	91.0	61.4	29.6	48.2
Other income	120.7	33.8	86.9	257.1

Total	$258.5	$136.0	$122.5	90.1%

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

        The increase in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and Five Madison Avenue-the Clock Tower ($5.1 million), other incentive distributions and asset management fees ($1.9 million) as well as fee income earned by the Service Corporation ($3.2 million). This was offset by an incentive distribution earned in 2006 ($5.0 million).

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

Other Expenses (in millions)	2007	2006	$ Change	% Change
Interest expense	$282.2	$93.8	$188.4	200.9%
Depreciation and amortization expense	175.2	62.5	112.7	180.3
Marketing, general and administrative expense	93.0	57.9	35.1	60.6

Total	$550.4	$214.2	$336.2	157.0%

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

        Marketing, general and administrative expense represented 9.4% of total revenues in 2007 compared to 12.8% in 2006. The increase in actual cost is primarily due to higher compensation costs due to increased hiring primarily as a result of the Reckson Merger as well as the amended and restated employment agreements entered into with certain of our executive officers in 2007.

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

        Cash and cash equivalents were $726.9 million and $46.0 million at December 31, 2008 and December 31, 2007, respectively, representing an increase of $680.9 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2008	2007	Increase (Decrease)
Net cash provided by operating activities	$296,011	$406,705	$(110,694)
Net cash used in investing activities	$396,219	$(2,334,337)	$2,730,556
Net cash provided by financing activities	$(11,305)	$1,856,418	$(1,867,723)

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

Proceeds from our debt obligations	$2,818,706
Repayments under our debt obligations	(1,501,807)
Repurchases of common stock	1,267
Noncontrolling interest in other partnerships and other financing activities	527,738
Dividends and distributions paid	21,819

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

	December 31,
Debt Summary:	2008	2007
Balance
Fixed rate	$3,918,454	$4,542,211
Variable rate—hedged	60,000	160,000

Total fixed rate	3,978,454	4,702,211

Variable rate	1,427,677	764,011
Variable rate—supporting variable rate assets	175,428	191,927

Total variable rate	1,603,105	955,938

Total	$5,581,559	$5,658,149

Percent of Total Debt:
Total fixed rate	71.3%	83.1%
Variable rate	28.7%	16.9%

Total	100.0%	100.0%

Effective Interest Rate for the Year(1):
Fixed rate	5.37%	5.35%
Variable rate	4.05%	6.57%

Effective interest rate	5.24%	5.66%

    (1)
    Based on contractual coupon rate of the underlying debt.

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

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2008 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999(1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004(1)	150,000	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,693	6.00%	10	March 31, 2016
June 27, 2005(1)(2)	179,622	4.00%	20	June 15, 2025
March 26, 2007(3)	546,819	3.00%	20	March 30, 2027

	$1,501,134

(1)
Assumed as part of the Reckson Merger.

(2)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In 2008 we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $16.7 million.

(3)
In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. In 2008 we repurchased approximately $160.2 million of these bonds and realized net gains on early extinguishment of debt of approximately $60.8 million.

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

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$28,124	$134,252	$266,223	$159,538	$451,272	$1,551,948	$2,591,357
Revolving Credit Facility	—	—	—	1,389,067	—	—	1,389,067
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	200,000	—	150,000	—	—	1,151,134	1,501,134
Capital lease	1,416	1,451	1,555	1,555	1,555	47,204	54,736
Ground leases	31,953	31,512	29,388	28,638	28,638	578,636	728,765
Estimated interest expense	273,225	256,493	210,836	172,361	158,602	739,274	1,810,791
Joint venture debt	55,265	459,944	171,285	34,192	1,677	1,211,270	1,933,633

Total	$589,983	$883,652	$829,287	$1,785,351	$641,744	$5,379,466	$10,109,483

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

        FFO for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income attributable to SL Green common stockholders	$360,935	$626,355	$200,844
Add:
Depreciation and amortization	217,624	175,171	62,523
FFO from discontinued operations	10,203	41,375	51,634
FFO adjustment for unconsolidated joint ventures	42,515	27,538	38,338
Net income attributable to noncontrolling interests	27,067	43,189	16,639
Loss on equity investment in marketable securities	147,489	—	—
Less:
Income from discontinued operations	(8,416)	(36,219)	(42,640)
Gain on sale of discontinued operations	(348,531)	(501,812)	(99,269)
Gain on sale of joint venture property/ partial interest	(103,056)	(31,509)	(3,451)
Depreciation on non-rental real estate assets	(974)	(902)	(984)

Funds from Operations—available to common stockholders	344,856	343,186	223,634
Dividends on convertible preferred shares	—	—	—

Funds from Operations—available to all stockholders	$344,856	$343,186	$223,634

Cash flows provided by operating activities	$296,011	$406,705	$225,644
Cash flows used in investing activities	$396,219	$(2,334,337)	$(786,912)
Cash flows provided by financing activities	$(11,305)	$1,856,418	$654,342

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

Recently Issued Accounting Pronouncements

        The Recently Issued Accounting Pronouncements are discussed in Note 2, "Significant Accounting Policies—Recently Issued Accounting Pronouncements" in the accompanying financial statements.

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

        The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates, excluding extension options, as of December 31, 2008 (in thousands):

		Long-Term Debt			Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount		Weighted Yield
2009	$226,750	5.28%	$1,374	3.80%	$138,209		9.14%
2010	132,779	5.23%	129,473	3.75%	164,676		11.55%
2011	453,461	5.10%	1,351,829	3.92%	—		—%
2012	29,845	5.04%	1,692	6.22%	—		—%
2013	332,536	5.02%	118,737	6.22%	—		—%
Thereafter	2,803,083	3.86%	—	—%	444,998		9.68%

Total	$3,978,454	3.86%	$1,603,105	3.92%	$747,883	(1)	9.99%

Fair Value	$3,002,800		$1,474,100

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

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        As discussed in Note 25 to the consolidated financial statements, the accompanying consolidated statement of cash flows for the year ended December 31, 2008 has been restated to correct the Company's accounting for non-cash items in the consolidated statement of cash flows.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009, except for the effects of the material weakness identified in the sixth paragraph of that report, as to which the date is May 10, 2009, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 27, 2009
except for Notes 24 and 25, as to which the date is
May 10, 2009

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

        In our report dated February 27, 2009, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based upon the COSO criteria. Management has subsequently determined that a deficiency in controls relating to the presentation of the Company's consolidated statement of cash flows existed as of the previous assessment date, and has further concluded that such deficiency represented a material weakness as of December 31, 2008. As a result, management revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting (Restated), to conclude that the Company's internal control over financial reporting was not effective as of December 31, 2008. Accordingly, our present opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to its internal control over financial reporting resulting from the failure to maintain effective controls over the preparation of the consolidated statement of cash flows. The material weakness resulted in the restatement of the Company's consolidated statement of cash flows for the year ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements and this report does not affect our report dated February 27, 2009, except for Notes 24 and 25 as to which the date is May 10, 2009, on those financial statements (as restated).

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

New York, New York
February 27, 2009, except for the effects of the
material weakness described in the sixth paragraph
above, as to which the date is May 10, 2009

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2008	December 31, 2007
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,386,090	$1,436,569
Building and improvements	5,544,019	5,919,746
Building leasehold and improvements	1,259,472	1,253,973
Property under capital lease	12,208	12,208

	8,201,789	8,622,496
Less: accumulated depreciation	(546,545)	(381,510)

	7,655,244	8,240,986
Assets held for sale	184,035	41,568
Cash and cash equivalents	726,889	45,964
Restricted cash	105,954	105,475
Tenant and other receivables, net of allowance of $16,898 and $13,932 in 2008 and 2007, respectively	30,882	49,015
Related party receivables	7,676	13,082
Deferred rents receivable, net of allowance of $19,648 and $13,400 in 2008 and 2007, respectively	145,561	136,595
Structured finance investments, net of discount of $18,764 and $30,783 in 2008 and 2007, respectively	679,814	805,215
Investments in unconsolidated joint ventures	975,483	1,438,123
Deferred costs, net	133,052	134,354
Other assets	339,763	419,701

Total assets	$10,984,353	$11,430,078

Liabilities and Equity
Mortgage notes payable	$2,591,358	$2,844,644
Revolving credit facility	1,389,067	708,500
Term loans and senior unsecured notes	1,501,134	2,005,005
Accrued interest payable and other liabilities	70,692	45,194
Accounts payable and accrued expenses	133,100	180,898
Deferred revenue/gain	427,936	819,022
Capitalized lease obligation	16,704	16,542
Deferred land leases payable	17,650	16,960
Dividend and distributions payable	26,327	52,077
Security deposits	34,561	35,021
Liabilities related to assets held for sale	106,534	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	6,415,063	6,823,863
Commitments and Contingencies	—	—
Noncontrolling interests in operating partnership	87,327	81,615
Equity
SL Green stockholders' equity
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2008 and 2007, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2008 and 2007, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 60,404 and 60,071 issued and outstanding at December 31, 2008 and 2007, respectively (including 3,360 and 1,312 shares at December 31, 2008 and 2007 held in Treasury, respectively)	604	601
Additional paid-in-capital	3,079,159	3,011,590
Treasury stock at cost	(302,705)	(150,719)
Accumulated other comprehensive (loss) income	(54,747)	4,745
Retained earnings	979,942	777,681

Total SL Green stockholders' equity	3,950,555	3,892,200
Noncontrolling interests in other partnerships	531,408	632,400

Total equity	4,481,963	4,524,600

Total liabilities and equity	$10,984,353	$11,430,078

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental revenue, net	$777,284	$665,707	$301,998
Escalation and reimbursement	123,598	109,517	53,854
Preferred equity and investment income	119,091	91,004	61,403
Other income	74,045	120,706	33,767

Total revenues	1,094,018	986,934	451,022

Expenses
Operating expenses including $15,104 (2008), $14,820 (2007) and $13,594 (2006) to affiliates	229,712	209,420	102,548
Real estate taxes	127,130	121,594	62,915
Ground rent	31,494	32,389	20,150
Interest	300,808	266,308	89,394
Amortization of deferred financing costs	6,436	15,893	4,424
Depreciation and amortization	217,624	175,171	62,523
Loan loss and other investment reserves	115,882	—	—
Marketing, general and administrative	107,037	93,045	57,850

Total expenses	1,136,123	913,820	399,804

Income from continuing operations before equity in net income of unconsolidated joint ventures, gain on sale, noncontrolling interest and discontinued operations	(42,105)	73,114	51,218
Equity in net income from unconsolidated joint ventures	59,961	46,765	40,780

Income from continuing operations before gain on sale, noncontrolling interest and discontinued operations	17,856	119,879	91,998
Equity in net gain on sale of interest in unconsolidated joint venture	103,056	31,509	—
Gain on sale of partial interest	—	—	3,451
Loss on equity investment in marketable securities	(147,489)	—	—
Gain on early extinguishment of debt	77,465	—	—

Income from continuing operations	50,888	151,388	95,449
Net (loss) income from discontinued operations	8,416	36,219	42,640
Gain on sale of discontinued operations	348,573	501,812	99,269

Net income	407,877	689,419	237,358
Net income attributable to noncontrolling interests in operating partnership	(14,562)	(26,084)	(11,429)
Net income attributable to noncontrolling interests in other partnerships	(12,505)	(17,105)	(5,210)

Net income attributable to SL Green	380,810	646,230	220,719
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$360,935	$626,355	$200,844

Basic earnings per share:
Net (loss) income from continuing operations before gain on sale and discontinued operations	$(1.38)	$1.35	$1.40
Net (loss) income from discontinued operations, net of noncontrolling interest	0.11	0.59	0.91
Gain on sale of discontinued operations, net of noncontrolling interest	5.78	8.20	2.11
Gain on sale of joint venture property/ partial interest	1.71	0.52	0.08

Net income attributable to SL Green common stockholders	$6.22	$10.66	$4.50

Diluted earnings per share:
Net (loss) income from continuing operations before gain on sale and discontinued operations	$(1.38)	$1.34	$1.38
Net (loss) income from discontinued operations	0.11	0.58	0.88
Gain on sale of discontinued operations	5.75	8.11	2.05
Gain on sale of joint venture property/ partial interest	1.70	0.51	0.07

Net income attributable to SL Green common stockholders	$6.18	$10.54	$4.38

Amounts attributable to SL Green common stockholders:
Income from continuing operation	$(79,788)	$79,411	$62,891
Discontinued operations	6,611	34,945	40,526
Gain on sale of discontinued operations	335,055	481,750	93,976
Gain on sale of joint venture property/ partial interest	99,057	30,249	3,451

Net income	$360,935	$626,355	$200,844

Basic weighted average common shares outstanding	57,996	58,742	44,593

Diluted weighted average common shares and common share equivalents outstanding	60,598	61,885	48,495

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Equity

(Amounts in thousands, except per share data)

	SL Green Realty Corp Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2005	$151,981	$96,321	42,456	$425	$959,858	$—	$15,316	$235,540	$25,012	$1,484,453	$166,421

Net income								220,719	5,210	225,929	$225,929
Net unrealized loss on derivative instruments							(1,345)			(1,345)	(1,345)
SL Green's share of joint venture net unrealized gain on derivative instruments											1,281
Preferred dividends								(19,875)		(19,875)
Redemption of units			214	2	6,520					6,522
Proceeds from dividend reinvestment plan			132	1	12,965					12,966
Deferred compensation plan & stock award, net			94	1	302					303
Amortization of deferred compensation plan					10,068					10,068
Net proceeds from common stock offering			6,498	64	800,200					800,264
Proceeds from stock options exercised			446	5	14,452					14,457
Stock-based compensation—fair value					5,528					5,528
Contributions from noncontrolling interests									26,739	26,739
Distributions to noncontrolling interests									(799)	(799)
Cash distributions declared ($2.50 per common share of which none represented a return of capital for federal income tax purposes)								(114,165)		(114,165)

Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	322,219	$56,162	$2,451,045	$225,865

Net income								646,230	17,105	663,335	$663,335
Net unrealized loss on derivative instruments							(9,226)			(9,226)	(9,226)
SL Green's share of joint venture net unrealized loss on derivative instruments											(788)
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			451	5	24,436					24,441
Deferred compensation plan & stock award, net			418	4	650					654
Amortization of deferred compensation plan					35,907					35,907
Proceeds from stock options exercised			349	4	12,913					12,917
Common stock issued in connection with Reckson Merger			9,013	90	1,048,088					1,048,178
Cumulative effect of accounting change					79,703					79,703
Treasury stock-at cost			(1,312)			(150,719)				(150,719)
Contributions from noncontrolling interests									582,878	582,878
Distributions to noncontrolling interests									(33,730)	(33,730)
Deconsolidation of noncontrolling interests									9,985	9,985
Cash distribution declared ($2.89 per common share of which none represented a return of capital for federal income tax purposes)								(170,893)		(170,893)

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$3,011,590	$(150,719)	$4,745	777,681	$632,400	$4,524,600	$653,321

Net income								380,810	12,505	393,315	$393,315
Net unrealized loss on derivative instruments							(31,120)			(31,120)	(31,120)
SL Green's share of joint venture net unrealized loss on derivative instruments							(28,372)			(28,372)	(28,372)
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			4	—	312					312
Deferred compensation plan & stock award, net			133	1	583					584
Amortization of deferred compensation plan					59,616					59,616
Proceeds from stock options exercised			196	2	7,058					7,060
Treasury stock-at cost			(2,048)			(151,986)				(151,986)
Contributions from noncontrolling interests									21,771	21,771
Distributions to noncontrolling interests									(52,031)	(52,031)
Deconsolidation of noncontrolling interests									(83,237)	(83,237)
Cash distribution declared ($2.7375 per common share of which none represented a return of capital for federal income tax purposes)								(158,674)		(158,674)

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$979,942	$531,408	$4,481,963	$333,823

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
	(Restated)
Operating Activities
Net income	$407,877	$689,419	$237,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,510	204,831	80,230
Gain on sale of discontinued operations	(348,573)	(501,812)	(99,269)
Equity from net income from unconsolidated joint ventures	(59,961)	(46,765)	(40,780)
Distributions of cumulative earnings of unconsolidated joint ventures	67,136	45,856	70,692
Equity in net gain on sale of unconsolidated joint venture/partial interest	(103,056)	(31,509)	(3,451)
Gain on early extinguishment of debt	(77,465)	—	—
Loan loss and other investment reserves	115,882	—	—
Loss on equity investment in marketable securities	147,489	—	—
Deferred rents receivable	(38,866)	(51,863)	(12,398)
Other non-cash adjustments	34,673	45,231	9,106
Changes in operating assets and liabilities:
Restricted cash—operations	(13,283)	(15,444)	(9,402)
Tenant and other receivables	11,553	(17,362)	(12,159)
Related party receivables	5,505	(6,238)	512
Deferred lease costs	(39,709)	(32,933)	(15,583)
Other assets	(3,594)	37,179	(15,118)
Accounts payable, accrued expenses and other liabilities	(49,295)	83,314	43,417
Deferred revenue and land lease payable	10,188	4,801	(7,511)

Net cash provided by operating activities	296,011	406,705	225,644

Investing Activities
Acquisitions of real estate property	(67,751)	(4,188,318)	(572,785)
Proceeds from Asset Sale	—	1,964,914	—
Additions to land, buildings and improvements	(132,375)	(93,762)	(52,357)
Escrowed cash—capital improvements/acquisitions deposits	11,376	149,337	(184,120)
Investments in unconsolidated joint ventures	(45,776)	(823,043)	(166,892)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	458,236	82,449	41,848
Net proceeds from disposition of real estate/partial interest in property	206,782	1,021,716	203,451
Other investments	8,168	(96,955)	—
Structured finance and other investments net of repayments/participations	(42,441)	(350,675)	(56,057)

Net cash provided by (used in) investing activities	396,219	(2,334,337)	(786,912)

Financing Activities
Proceeds from mortgage notes payable	161,577	809,914	329,668
Repayments of mortgage notes payable	(26,233)	(124,339)	(367,670)
Proceeds from revolving credit facility, term loan and unsecured notes	1,663,970	3,834,339	749,645
Repayments of revolving credit facility, term loan and unsecured notes	(1,434,112)	(2,837,813)	(781,645)
Proceeds from stock options exercised	7,372	12,917	14,457
Net proceeds from sale of common stock	—	—	800,269
Purchases of Treasury Stock	(151,986)	(150,719)	—
Distributions to noncontrolling interests in other partnerships	(54,566)	(16,497)	(799)
Contributions from noncontrolling interests in other partnerships	39,883	548,305	36,606
Distributions to noncontrolling interests in operating partnerships	(6,405)	(6,970)	(6,075)
Dividends and distributions paid	(203,134)	(181,315)	(112,071)
Deferred loan costs and capitalized lease obligation	(7,671)	(31,404)	(8,043)

Net cash (used in) provided by financing activities	(11,305)	1,856,418	654,342

Net increase (decrease) in cash and cash equivalents	680,925	(71,214)	93,074
Cash and cash equivalents at beginning of period	45,964	117,178	24,104

Cash and cash equivalents at end of period	$726,889	$45,964	$117,178

Supplemental cash flow disclosures
Interest paid	$305,022	$309,752	$102,581
Income taxes paid	$906	$1,644	$1,356

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

        Substantially all of our assets are held by, and our operations are conducted through, the operating partnership. The Company is the sole managing general partner of the operating partnership. As of December 31, 2008, noncontrolling investors held, in the aggregate, a 3.94% limited partnership interest in the operating partnership.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary under the Financial Accounting Standards Board, or FASB, Interpretation No. 46R, or FIN 46R, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51." See Note 6 and Note 7. Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method. We consolidate variable interest entities in which we are determined to be the primary beneficiary. We have two variable interest entities for which we are considered to be the primary beneficiary as a result of loans we made to our joint venture partner to fund his equity in the joint venture. The interest that we do not own is included in "Noncontrolling Interest in Other Partnerships" on the balance sheet. All significant intercompany balances and transactions have been eliminated.

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

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary under FIN 46R. We consolidate those joint ventures where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the noncontrolling investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6.

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

        In June 2008, the FASB issued FSP EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities", or FSP EITF 03-06-1. FSP EITF 03-06-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. FSP EITF 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period EPS data presented shall be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform with the provisions of the FSP. Early application is not permitted. We do not expect the adoption of FSP EITF 03-06-1 to have a material impact on our results of operations.

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

        The following summarizes our allocation of the purchase price to the assets and liabilities acquired from Reckson (in thousands):

Land	$766,727
Building	3,724,962
Investment in joint venture	65,500
Structured finance investments	136,646
Acquired above-market leases	24,661
Other assets, net of other liabilities	30,473
Acquired in-place leases	175,686

Assets acquired	4,924,655

Acquired below-market leases	422,177
Noncontrolling interest	401,108

Liabilities acquired	823,285

Net assets acquired	$4,101,370

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

	2007	2006
Pro forma revenues	$1,056,235	$934,444
Pro forma net income	$615,510	$145,540
Pro forma earnings per common share—basic	$10.39	$2.42
Pro forma earnings per common share and common share equivalents—diluted	$10.26	$2.40
Pro forma common shares—basic	59,258	60,105
Pro forma common share and common share equivalents—diluted	62,490	63,825

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

        In November 2007, we sold our property located at 470 Park Avenue South for approximately $157.0 million. The property encompasses approximately 260,000 square feet. The sale generated a gain, net of noncontrolling interest, of approximately $114.7 million.

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

        The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands).

	Year Ended December 31,
	2008	2007	2006
Revenues
Rental revenue	$27,785	$64,090	$71,549
Escalation and reimbursement revenues	3,679	11,816	16,225
Other income	23,479	31,507	24,030

Total revenues	54,943	107,413	111,804

Operating expense	5,882	18,635	26,662
Real estate taxes	4,342	10,722	14,124
Ground rent	—	—	249
Interest	17,004	16,833	6,957
Depreciation and amortization	5,450	13,005	13,281
Marketing, general and administrative	13,849	11,999	7,891

Total expenses	46,527	71,194	69,164

Income from discontinued operations	8,416	36,219	42,640
Gain on disposition of discontinued operations	348,573	501,812	99,269

Income from discontinued operations	$356,989	$538,031	$141,909

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

(13)
This represents specifically allocated loan loss reserves recorded during the year ended December 31, 2008. It excludes the loan loss reserve described in (8) above. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

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

6. Investment in Unconsolidated Joint Ventures

        We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, a fund managed by JP Morgan

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

6. Investment in Unconsolidated Joint Ventures (Continued)

Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Mack-Cali Realty Corporation, or Mack-Cali, Jeff Sutton, or Sutton, and Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating under EITF 04-5 and EITF 96-16. In situations where our noncontrolling partner approves the annual budget, receives a detailed monthly reporting package from us, meets with us on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

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

Gramercy Capital Corp.

        In April 2004, we formed Gramercy. Gramercy is an integrated commercial real estate specialty finance and property investment company. Gramercy's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities. Gramercy's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States. Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year. During the term of the origination agreement between Gramercy and us, we have the right to purchase up to 25% of the shares in any future offering of Gramercy's common stock in order to maintain our percentage ownership interest in Gramercy. At December 31, 2008, we held 6,219,370 shares, or approximately 12.48% of Gramercy's common stock representing a total investment at net book value of approximately $8.0 million. The market value of our common stock investment in Gramercy was approximately $8.0 million at December 31, 2008. Management has evaluated its investment in Gramercy in accordance with guidance on fair value accounting. Based on these evaluations, which considered, among other things, the duration of time that the market value was less than the book value of our common stock investment in Gramercy, we wrote down our investment by $134.1 million in December 2008, excluding $13.4 million representing our share of Gramercy's accumulated other comprehensive income. Gramercy is a variable interest entity, but we are not the primary beneficiary. Due to the significant influence we have over Gramercy, we account for our investment under the equity method of accounting. In October 2008, the management agreement was amended and restated and certain other agreements were entered into or terminated.

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

        To provide an incentive for the Manager to enhance the value of Gramercy's common stock, we, along with the other holders of Class B limited partnership interests in Gramercy's operating partnership, are entitled to an incentive return payable through the Class B limited partner interests in Gramercy's operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy's amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders' equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations). We will record any distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts have become probable and reasonably estimable in accordance with Gramercy's amended and restated partnership agreement as if such agreement had been terminated on that date. We earned approximately $5.1 million, $13.3 million and $7.6 million under this agreement for the years ended December 31, 2008, 2007 and 2006, respectively. The $5.1 million incentive fee was returned to Gramercy in the fourth quarter of 2008. During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligates Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders of Gramercy and its subsidiaries to a potential internalization. We also expensed our approximately $14.9 million investment in GKK Manager, LLC. The 2007 incentive fees exclude approximately $19.0 million of incentive fees earned upon the sale of a 45% equity interest in One Madison Avenue by Gramercy to us. We accounted for this incentive fee as a reduction of the basis in One Madison. Amounts payable to the Class B limited partnership interests were waived for the six months ended December 31, 2008. Due to the control we have over the Manager, we consolidate the accounts of the Manager into ours.

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

        Gramercy is obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us. The asset servicing agreement, which was amended and restated in April 2006, provides for an annual fee payable to us of 0.05% of the book value of all Gramercy's credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets. We may reduce the asset-servicing fee for fees that Gramercy pays directly to outside servicers. The outsourcing agreement currently provides for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2008, 2007 and 2006, the Manager received an aggregate of approximately $6.3 million, $4.9 million and $3.7 million, respectively, under the outsourcing and asset servicing agreements. On October 27, 2008, the Manager and SLG Gramercy Services LLC (the "Servicer") entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006. On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

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

December 31, 2008

10. Corporate Indebtedness (Continued)

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2008 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
March 26, 1999(1)	$200,000	7.75%	10	March 15, 2009
January 22, 2004(1)	150,000	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,693	6.00%	10	March 31, 2016
June 27, 2005(1)(2)	179,622	4.00%	20	June 15, 2025
March 26, 2007(3)	546,819	3.00%	20	March 30, 2027

	$1,501,134

(1)
Assumed as part of the Reckson Merger.

(2)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. In 2008 we repurchased approximately $102.4 million of these bonds and realized net gains on early extinguishment of debt of approximately $16.7 million.

(3)
In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. In 2008 we repurchased approximately $160.2 million of these bonds and realized net gains on early extinguishment of debt of approximately $60.8 million.

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

December 31, 2008

10. Corporate Indebtedness (Continued)

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2008, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2009	$28,124	$—	$—	$—	$200,000	$228,124	$55,265
2010	29,561	104,691	—	—	—	134,252	459,944
2011	28,383	237,840	—	—	150,000	416,223	171,285
2012	31,538	128,000	1,389,067	—	—	1,548,605	34,192
2013	30,962	420,310	—	—	—	451,272	1,677
Thereafter	189,807	1,362,141	—	100,000	1,151,134	2,803,082	1,211,270

	$338,375	$2,252,982	$1,389,067	$100,000	$1,501,134	$5,581,558	$1,933,633

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

14. Stockholders' Equity (Continued)

Earnings Per Share

        Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2008	2007	2006
Basic Earnings:
Income available to common stockholders	$360,935	$626,355	$200,844
Effect of Dilutive Securities:
Redemption of units to common shares	14,562	26,084	11,429
Stock options		—	—

Diluted Earnings:
Income available to common stockholders	$375,497	$652,439	$212,273

Denominator Weighted Average (Shares)	2008	2007	2006
Basic Shares:
Shares available to common stockholders	57,996	58,742	44,593
Effect of Dilutive Securities:
Redemption of units to common shares	2,340	2,446	2,511
4.0% exchangeable senior debentures	—	—	—
Stock-based compensation plans	262	697	1,391

Diluted Shares	60,598	61,885	48,495

15. Noncontrolling Interest

        The unit holders represent the noncontrolling interest ownership in our operating partnership. As of December 31, 2008 and 2007, the noncontrolling interest unit holders owned 3.94% (2,339,853 units) and 3.83% (2,340,359 units) of our operating partnership, respectively. At December 31, 2008, 2,339,853 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

        The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2008 (in thousands):

December 31,	Capital lease	Non- cancellable operating leases
2009	$1,416	$32,568
2010	1,451	32,127
2011	1,555	30,003
2012	1,555	29,253
2013	1,555	29,252
Thereafter	47,204	625,959

Total minimum lease payments	54,736	$779,162

Less amount representing interest	(38,032)

Present value of net minimum lease payments	$16,704

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

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

20. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2008, 2007 and 2006, and selected asset information as of December 31, 2008 and 2007, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2008	$944,604	$149,414	$1,094,018
December 31, 2007	858,885	128,049	986,934
December 31, 2006	364,794	86,228	451,022
Income from continuing operations:
Year ended:
December 31, 2008	$21,024	$(3,168)	$17,856
December 31, 2007	45,009	74,870	119,879
December 31, 2006	36,593	55,405	91,998
Total assets
As of:
December 31, 2008	$10,227,656	$756,697	$10,984,353
December 31, 2007	10,446,673	983,405	11,430,078

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense and loan loss reserves for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $107.0 million, $93.0 million and $57.9 million for the years ended December 31, 2008, 2007 and 2006, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

20. Segment Information (Continued)

        The table below reconciles income from continuing operations before noncontrolling interest to net income available to common stockholders for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years ended December 31,
	2008	2007	2006
Income from continuing operations before noncontrolling interest	$17,856	$119,879	$91,998
Equity in net gain on sale of unconsolidated joint venture/ partial interest	103,056	31,509	—
Gain on sale of partial interest	—	—	3,451
Loss on marketable securities	(147,489)	—	—
Gain on early extinguishment of debt	77,465	—	—

Income from continuing operations	50,888	151,388	95,449
Net (loss) income from discontinued operations	8,416	36,219	42,640
Gain on sale of discontinued operations	348,573	501,812	99,269

Net income	407,877	689,419	237,358
Net income attributable to noncontrolling interests in operating partnership	(14,562)	(26,084)	(11,429)
Net income attributable to noncontrolling interests in other partnerships	(12,505)	(17,105)	(5,210)

Net income attributable to SL Green	380,810	646,230	220,719
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$360,935	$626,355	$200,844

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

22. Quarterly Financial Data (unaudited) (Continued)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$279,854	$260,829	$286,733	$255,000

Income net of noncontrolling interest and before gain on sale(1)	(88,853)	23,700	43,531	12,982
Equity in net gain on sale of joint venture property	—	9,533	93,481	—
Gain on early extinguishment of debt	77,901	23	—	—
Loss on equity investment in marketable securities	(147,489)	—	—	—
Discontinued operations	1,159	540	2,147	3,034
Gain on sale of discontinued operations	238,891	—	—	110,232

Net income before preferred dividends	81,609	33,796	139,159	126,248
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income available to common stockholders	$76,640	$28,827	$134,190	$121,279

Net income per common share—Basic	$1.08	$0.41	$2.30	$1.99

Net income per common share—Diluted	$1.08	$0.41	$2.29	$1.98

(1)
Included in the fourth quarter of 2008, is approximately $101.7 million of loan loss and other investment reserves.

2007 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$244,950	$236,924	$235,052	$272,251

Income net of noncontrolling interest and before gain on sale	867	8,503	2,745	62,913
Equity in net gain on sale of joint venture property	—	—	—	31,509
Discontinued operations	8,974	7,152	11,746	10,010
Gain on sale of discontinued operations	119,244	83,388	251,950	47,229

Net income before preferred dividends	129,085	99,043	266,441	151,661
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income available to common stockholders	$124,116	$94,074	$261,472	$146,692

Net income per common share—Basic	$2.10	$1.58	$4.40	$2.59

Net income per common share—Diluted	$2.07	$1.57	$4.31	$2.52

23. Subsequent Events

        In January 2009, we, along with Gramercy, sold 100% of 55 Corporate Drive, NJ for $230.0 million. We recognized a gain of approximately $6.9 million on our 50% interest in the joint venture.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

23. Subsequent Events (Continued)

        In January 2009, we repurchased approximately $86.0 million of our convertible bonds, realizing approximately $29.4 million of gains due to the early extinguishment of debt.

24. Adoption of New Accounting Pronouncements

        Effective January 1, 2009, we adopted SFAS 160, or SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51," which defines a non-controlling interest in a consolidated subsidiary as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent" and requires non-controlling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, "Classification and Measurement of Redeemable Securities." SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests. Below are the steps we have taken as a result of the implementation of this standard:

  •
  We have reclassified the non-controlling interests of other consolidated partnerships from the mezzanine section of our balance sheets to equity. This reclassification totaled approximately $531.4 million and $632.4 million as of December 31, 2008 and 2007, respectively.

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

  •
  We adjust the non-controlling interests of our operating partnership each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF D-98. Net income is allocated to the non-controlling partners of our operating partnership based on their weighted average ownership percentage during the period. At December 31, 2008 the carrying value was greater than the redemption value.

        In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, or FSP 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion." FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, "Convertible Bonds with Issuer Option to Settle for Cash upon Conversion," which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer's option, such as those sometimes referred to as "Instrument X." The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense. This amount (before netting) will increase in subsequent reporting periods through

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

24. Adoption of New Accounting Pronouncements (Continued)

the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, FSP 14-1 required companies to retrospectively apply the requirements of the pronouncement to all periods presented. Adoption of FSP 14-1 had the following impact on our financial statements (amounts in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$1,535,948	$1,501,134
Total liabilities	6,449,875	6,415,063
Additional paid-in-capital	2,999,456	3,079,159
Retained earnings	1,023,071	979,942

	Year Ended December 31, 2008 As Reported	Year Ended December 31, 2008 As Restated
Interest expense	$281,766	$300,808
Net income attributable to SL Green common stockholders	389,884	360,935
Net income per share attributable to common stockholders—basic	$6.72	$6.22
Net income per share attributable to common stockholders—diluted	$6.69	$6.18

	December 31, 2007 As Reported	December 31, 2007 As Restated
Senior unsecured notes	$2,069,938	$2,005,005
Total liabilities	6,888,796	6,823,863
Additional paid-in-capital	2,931,887	3,011,590
Retained earnings	791,861	777,681

	Year Ended December 31, 2007 As Reported	Year Ended December 31, 2007 As Restated
Interest expense	$251,537	$266,308
Net income attributable to SL Green common stockholders	640,535	626,355
Net income per share attributable to common stockholders—basic	$10.90	$10.66
Net income per share attributable to common stockholders—diluted	$10.78	$10.54

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2008

24. Adoption of New Accounting Pronouncements (Continued)

        On April 24, 2009, we completed the GKK Internalization (See Note 6). As a result, the operations of the Manager have been reclassified to discontinued operations for all periods present. See table below (in thousands):

	Year Ended December 31,
	2008	2007	2006
Other income	$22,843	$30,215	$18,832
Marketing, general and administrative	(13,849)	(11,999)	(7,891)

Income from discontinued operations	$8,994	$18,216	$10,941

25. Consolidated Statement of Cash Flows

        We have restated our Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008 to reclassify the $77.5 million gain on early extinguishment of debt as a reduction in operating cash flow and an increase in financing activities. Previously, the entire gain was considered a financing activity. The restatement does not affect the total net change in cash and cash equivalents for the year ended December 31, 2008, and has no impact on our consolidated balance sheets, consolidated statements of income or the related income per share amounts. Conforming changes have been made to management's discussion and analysis of financial condition and results of operations included in this Form 10-K/A No. 2.

 SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2008

(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description(1)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave.	$32,388	$—	$35,727	$1,140	$12,967	$1,140	$48,694	$49,834	$16,764	1928	8/1997	Various
420 Lexington Ave.	110,013	—	107,832	—	79,961	—	187,793	187,793	56,190	1927	3/1998	Various
711 Third Avenue	120,000	19,844	42,499	—	23,501	19,844	66,000	85,844	21,390	1955	5/1998	Various
555 W. 57th Street	—	18,846	78,704	—	21,243	18,846	99,947	118,793	26,465	1971	1/1999	Various
317 Madison Ave.	—	21,205	85,559	—	26,395	21,205	111,954	133,159	27,600	1920	6/2001	Various
220 East 42nd Street	202,780	50,373	203,727	635	20,809	51,008	224,536	275,544	35,188	1929	2/2003	Various
461 Fifth Avenue	—	—	62,695	—	2,969	—	65,664	65,664	9,017	1988	10/2003	Various
750 Third Avenue	—	51,093	205,972	—	11,672	51,093	217,644	268,737	25,018	1958	7/2004	Various
625 Madison Ave.	97,583	—	246,673	—	21,164	—	267,837	267,837	28,556	1956	10/2004	Various
19 West 44th Street	—	15,975	61,713	—	6,841	15,975	68,554	84,529	8,883	1916	6/2005	Various
28 West 44th Street	124,855	21,102	84,455	—	9,691	21,102	94,146	115,248	10,415	1919	2/2005	Various
141 Fifth Avenue(2)	25,000	2,884	14,532	—	252	2,884	14,784	17,668	1,948	1879	8/2005	Various
485 Lexington Avenue	450,000	77,517	326,825	765	72,150	78,282	398,975	477,257	38,712	1956	12/2004	Various
609 Fifth Avenue	163,210	36,677	145,954	—	1,933	36,677	147,887	184,564	9,262	1925	6/2006	Various
1 Madison Avenue	663,071	172,641	654,394	905	11,470	173,546	665,864	839,410	23,101	1960	8/2007	Various
331 Madison Avenue	—	14,763	65,241	—	358	14,763	65,599	80,362	3,218	1923	4/2007	Various
333 West 34th Street	—	36,711	146,880	—	251	36,711	147,131	183,842	5,811	1954	6/2007	Various
120 West 45th Street	170,000	60,766	250,922	—	1,258	60,766	252,180	312,946	13,063	1998	1/2007	Various
810 Seventh Avenue	—	114,077	476,386	—	8,720	114,077	485,106	599,183	24,105	1970	1/2007	Various
919 Third Avenue	228,046	223,529	1,033,198	35,410	1,097	258,939	1,034,295	1,293,234	48,883	1970	1/2007	Various
1185 Avenue of the Americas	—	—	728,213	—	8,496	—	736,709	736,709	36,842	1969	1/2007	Various
1350 Avenue of the Americas	—	91,038	380,744	—	7,077	91,038	387,821	478,859	19,476	1966	1/2007	Various
1100 King Street—1-7 International Drive	—	49,392	104,376	664	1,852	50,056	106,228	156,284	5,768	1983/1986	1/2007	Various
520 White Plains Road	—	6,324	26,096	—	830	6,324	26,926	33,250	1,485	1979	1/2007	Various
115-117 Stevens Avenue	—	5,933	23,826	—	679	5,933	24,505	30,438	1,990	1984	1/2007	Various
100 Summit Lake Drive	—	10,526	43,109	—	524	10,526	43,633	54,159	2,330	1988	1/2007	Various
200 Summit Lake Drive	—	11,183	47,906	—	117	11,183	48,023	59,206	2,558	1990	1/2007	Various
500 Summit Lake Drive	—	9,777	39,048	—	754	9,777	39,802	49,579	1,882	1986	1/2007	Various
140 Grand Street	—	6,865	28,264	—	568	6,865	28,832	35,697	1,515	1991	1/2007	Various
360 Hamilton Avenue	—	29,497	118,250	—	1,234	29,497	119,484	148,981	6,357	2000	1/2007	Various
399 Knollwood Road	18,728	6,409	26,245	—	1,218	6,409	27,463	33,872	1,916	1986	1/2007	Various
1-6 Landmark Square	128,000	50,947	195,167	—	4,354	50,947	199,521	250,468	10,093	1973 - 1984	1/2007	Various
7 Landmark Square	—	2,088	8,444	—	6	2,088	8,450	10,538	401	2007	1/2007	Various
300 Main Street	11,500	3,025	12,889	—	450	3,025	13,339	16,364	785	2002	1/2007	Various
680 Washington Boulevard(4)	—	11,696	45,364	—	159	11,696	45,523	57,219	2,344	1989	1/2007	Various
750 Washington Boulevard(4)	—	16,916	68,849	—	2,144	16,916	70,993	87,909	3,644	1989	1/2007	Various
1010 Washington Boulevard	—	7,747	30,423	—	657	7,747	31,080	38,827	1,622	1988	1/2007	Various
1055 Washington Boulevard	—	13,516	53,228	—	627	13,516	53,855	67,371	2,745	1987	6/2007	Various
500 West Putnam Avenue	25,000	11,210	44,782	—	2,186	11,210	46,968	58,178	2,176	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	6,447	1,371	11,893	13,264	299	1962	1/2007	Various
180 Broadway(2)	21,183	16,168	30,589	—	243	16,168	30,832	47,000	794	1902	1/2007	Various
400 Summit Lake Drive	—	38,889	—	95	—	38,984	—	38,984	—	—	—	Various
125 Chubb Way	—	5,884	25,958	—	2,831	5,884	28,789	34,673	618	2008	1/2008	Various
Other(5)	—	1,128	—	944	20,440	2,072	20,440	22,512	5,315	—	—	Various

	$2,591,357	$1,345,532	$6,417,104	$40,558	$398,595	$1,386,090	$6,815,699	$8,201,789	$546,545	—	—	—

(1)
All properties located in New York, New York

(2)
We own a 50% interest in this property.

(3)
We control a 92% interest in this property.

(4)
We own a 51% interest in this property.

(5)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

        The changes in real estate for the three years ended December 31, 2008 are as follows:

	2008	2007	2006
Balance at beginning of year	$8,622,496	$3,055,159	$2,222,922
Property acquisitions	67,751	5,717,116	820,740
Improvements	160,363	93,799	65,006
Retirements/disposals	(648,821)	(243,578)	(53,509)

Balance at end of year	$8,201,789	$8,622,496	$3,055,159

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

ITEM 9A.    CONTROLS AND PROCEDURES (Restated)

Evaluation of Disclosure Controls and Procedures

        In connection with the restatement of our consolidated financial statements, which is more fully described in the explanatory note of this Form 10-K/A No. 2 and Note 25, "Statement of Cash Flows," located in the Consolidated Financial Statements elsewhere in this Form 10-K/A No. 2, and under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to the presentation of the gain on early extinguishment of debt in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below in "Management's Annual Report on Internal Control over Financial Reporting (Restated)," we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

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

Management's Report on Internal Control over Financial Reporting (Restated)

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

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, management concluded that our internal control over financial reporting was effective as of December 31, 2008. However, in connection with the restatement discussed in the Explanatory Note of this Form 10-K/A No. 2 and Note 25, "Statement of Cash Flows," located in the Consolidated Financial Statements elsewhere in this Form 10-K/A No. 2, our management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness that was subsequently identified as a failure to maintain effective controls over the preparation of the consolidated statements of cash flows for the year ended December 31, 2008. Specifically, we inappropriately misclassified the gain from early extinguishment of debt in the consolidated statement of cash flows for 2008.

        Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2008.

        Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements, has audited the effectiveness of our in internal control over financial reporting as of December 31, 2008. As stated in their report, which is included herein, they have restated their opinion and now conclude that we did not maintain effective internal control over financial reporting as of December 31, 2008.

Remediation Steps to Address Material Weakness

        To remediate the material weakness in our internal control over financial reporting as described above, management is enhancing its controls over the preparation and the review of our consolidated statement of cash flows, specifically by adding additional review of our consolidated statement of cash flows . We anticipate that the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to the preparation of the consolidated statement of cash flows and will remediate the material weakness identified by December 31, 2009.

Changes in Internal Control over Financial Reporting

        Other than expressly noted in this Item 9A, there have been no significant changes in our internal control over financial reporting during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Item 15.    Exhibits and Financial Statement Schedules

        The following exhibits are filed as part of this Amendment No. 2.

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

SL GREEN REALTY CORP.
Dated: May 11, 2009	By:	/s/ GREGORY F. HUGHES Gregory F. Hughes Chief Financial Officer and Chief Operating Officer

QuickLinks

SL GREEN REALTY CORP. FORM 10-K/A
  ITEM 1A. RISK FACTORS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Financial Statements and Schedules
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SL Green Realty Corp. Consolidated Balance Sheets (Amounts in thousands, except per share data)
SL Green Realty Corp. Consolidated Statements of Income (Amounts in thousands, except per share data)
SL Green Realty Corp. Consolidated Statements of Equity (Amounts in thousands, except per share data)
SL Green Realty Corp. Consolidated Statements Of Cash Flows (Amounts in thousands, except per share data)
SL Green Realty Corp. Notes to Consolidated Financial Statements December 31, 2008
SL Green Realty Corp. Schedule III—Real Estate And Accumulated Depreciation December 31, 2008 (Dollars in thousands)
  ITEM 9A. CONTROLS AND PROCEDURES (Restated)
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES