Form 10-Q/A
period 2009-03-31
SL GREEN REALTY CORP
filed 2009-05-11
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

On May 8, 2009, we filed our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, or the Report, with the Securities and Exchange Commission, or SEC.

In this Amendment No. 1, we have restated our Condensed Consolidated Statement of Cash Flows for the period ended March 31, 2009 to reclassify the $47.7 million gain on early extinguishment of debt as a reduction in operating cash flow and an increase in financing activities. Previously, the entire gain was considered a financing activity. The restatement does not affect the total net change in cash and cash equivalents for the three months ended March 31, 2009, and has no impact on our consolidated balance sheets, consolidated statements of income or the related income per share amounts.  It also has no impact on the non-GAAP measure of funds from operations which is described on page 46. Conforming changes have been made to management’s discussion and analysis of financial condition and results of operations as well as updates to Item 4. and Part II Item 1A. included in this Form 10-Q/A.

Except as expressly noted herein, this Amendment No. 1 to the Report does not amend any other information set forth in the Report, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Report. In addition, in connection with the filing of this Amendment No. 1 to the Report and pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended, the certifications of the Company’s chief executive officer and chief financial officer are attached as exhibits hereto.

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

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2009	2008
	(Restated)
Operating Activities
Net income	$42,534	$134,457
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,917	57,494
Gain on sale of discontinued operations	(6,572)	(110,232)
Equity in net income from unconsolidated joint ventures	(13,073)	(19,425)
Equity in net gain on sale of unconsolidated joint ventures	(9,541)	—
Distributions of cumulative earnings from unconsolidated joint ventures/ real estate	9,249	26,410
Loan loss reserves	62,000	—
Loss on equity investment in marketable securities	807	—
Gain on early extinguishment of debt	(47,712)	—
Deferred rents receivable	(7,089)	(12,955)
Other non-cash adjustments	(2,586)	8,867
Changes in operating assets and liabilities:
Restricted cash — operations	8,016	5,676
Tenant and other receivables	320	3,265
Related party receivables	(6,443)	634
Deferred lease costs	(4,677)	(6,221)
Other assets	(23,232)	(21,604)
Accounts payable, accrued expenses and other liabilities	(2,183)	(51,668)
Deferred revenue and land leases payable	(1,286)	5,679
Net cash provided by operating activities	55,449	20,377
Investing Activities
Acquisitions of real estate property	—	(32,351)
Additions to land, buildings and improvements	(17,570)	(24,250)
Escrowed cash — capital improvements/acquisition deposits	537	(44,328)
Investments in unconsolidated joint ventures	(8,310)	(11,662)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,482	12,741
Net proceeds from disposition of real estate/ partial interest in property	17,154	152,933
Other investments	(1,935)	(14,956)
Structured finance and other investments net of repayments/participations	406	3,765
Net cash (used in) provided by investing activities	(3,236)	41,892
Financing Activities
Proceeds from mortgage notes payable	1,112	30,061
Repayments of mortgage notes payable	(6,878)	(7,113)
Proceeds from revolving credit facility and senior unsecured notes	—	212,000
Repayments of revolving credit facility and senior unsecured notes	(305,392)	(200,000)
Proceeds from stock options exercised	—	598
Purchases of Treasury Stock	—	(49,911)
Distributions to noncontrolling interests in other partnerships	(5,315)	(6,276)
Contributions from noncontrolling interests in other partnerships	—	13,259
Distributions to noncontrolling interest in operating partnership	(876)	(1,842)
Dividends paid on common and preferred stock	(26,441)	(50,990)
Deferred loan costs and capitalized lease obligation	(1,658)	(1,226)
Net cash used in financing activities	(345,448)	(61,440)
Net (decrease) increase in cash and cash equivalents	(293,235)	829
Cash and cash equivalents at beginning of period	726,889	45,964
Cash and cash equivalents at end of period	$433,654	$46,793

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

19.  Subsequent Events

From April 1, 2009 to May 4, 2009, we repurchased approximately $63.1 million of our senior unsecured notes and bonds and realized net gains on early extinguishment of debt of approximately $10.3 million.

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

Cash and cash equivalents were $433.7 million and $46.8 million at March 31, 2009 and 2008, respectively, representing an increase of $386.9 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$55,449	$20,377	$35,072
Net cash provided by (used in) investing activities	$(3,236)	$41,892	$(45,128)
Net cash (used in) provided by financing activities	$(345,448)	$(61,440)	$(284,008)

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

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the three months ended March 31, 2009, when compared to the three months ended March 31, 2008, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(240,949)
Repayments under our debt obligations	(105,157)
Noncontrolling interests, contributions in excess of distributions	(11,332)
Other financing activities	(1,029)
Repurchases of common stock	49,911
Dividends paid	24,548

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

FFO for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income attributable to SL Green common stockholders	$32,768	$121,094
Add:
Depreciation and amortization	54,798	53,434
Discontinued operations depreciation adjustments	—	2,504
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	11,265	8,175
Net income attributable to noncontrolling interests	4,797	8,394
Loss on equity investment in marketable securities	807	—
Less:
Gain on sale of discontinued operations	(6,572)	(110,232)
Equity in net gain on sale of joint venture property/ real estate	(9,541)	—
Depreciation on non-rental real estate assets	(204)	(223)
Funds from Operations	$88,118	$83,146
Cash flows provided by operating activities	$55,449	$20,377
Cash flows (used in) provided by investing activities	$(3,236)	$41,892
Cash flows used in financing activities	$(345,448)	$(61,440)

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

ITEM 4.  Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

In connection with the restatement of our consolidated financial statements, which is more fully described in the Explanatory Note of this Form 10-Q/A Amendment No. 1, and under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we reevaluated our disclosure controls and procedures and identified a material weakness in our internal control over financial reporting with respect to the presentation of the gain on early extinguishment of debt in the consolidated statement of cash flows. Solely as a result of this material weakness, as described below, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on May 8, 2009, management concluded that our internal control over financial reporting was effective as of March 31, 2009. However, in connection with the restatement discussed in the Explanatory Note to this Form 10-Q/A Amendment No. 1, our management has revised its assessment of the effectiveness of our internal control over financial reporting due to a material weakness that was subsequently identified as a failure to maintain effective controls over the preparation of the consolidated statements of cash flows for the quarter ended March 31, 2009. Specifically, we inappropriately misclassified the gain from early extinguishment of debt in the consolidated statement of cash flows for 2009.

Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of March 31, 2009.

Remediation Steps to Address Material Weakness

To remediate the material weakness in our internal control over financial reporting as described above, management is enhancing its controls over the preparation and the review of our consolidated statement of cash flows, specifically by adding additional review of our consolidated statement of cash flows. We anticipate that the actions described above and the resulting improvements in controls will strengthen our internal control over financial reporting relating to the preparation of the consolidated statement of cash flows and will remediate the material weakness identified by December 31, 2009.

Changes in Internal Control over Financial Reporting

Other than expressly noted in this Item 4., there have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

Other than as noted below, there have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

On May 11, 2009, the Company filed a Certificate of Correction to its Articles of Amendment and Restatement in the State of Maryland amending  Article V, Section 1.  The Certificate of Correction is filed as an exhibit to this report and is incorporated by reference into this Item 5.

ITEM 6.	EXHIBITS

(a)	Exhibits:

3.1

Amendment No.1 to the Second Amended and Restated Bylaws of SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated March 13, 2009, filed with the Commission on March 13, 2009.

3.2	Certificate of Correction Amending Article V, Section 1 of the Articles of Amendment and Restatement.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Gregory F. Hughes

Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date: May 11, 2009