Form 10-Q
period 2009-06-30
SL GREEN REALTY CORP
filed 2009-08-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 76,833,561 as of July 31, 2009.

SL GREEN REALTY CORP.

PART I.	FINANCIAL INFORMATION
ITEM 1.

Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,385,182	$1,386,090
Building and improvements	5,560,966	5,544,019
Building leasehold and improvements	1,268,022	1,259,472
Property under capital lease	12,208	12,208
	8,226,378	8,201,789
Less: accumulated depreciation	(635,415)	(546,545)
	7,590,963	7,655,244
Assets held for sale	76,657	184,035
Cash and cash equivalents	676,768	726,889
Restricted cash	87,154	105,954
Tenant and other receivables, net of allowance of $14,508 and $16,898 in 2009 and 2008, respectively	31,666	30,882
Related party receivables	9,519	7,676
Deferred rents receivable, net of allowance of $22,382 and $19,648 in 2009 and 2008, respectively	156,685	145,561
Structured finance investments, net of discount of $14,308 and $18,764 and allowance of $71,666 and $57,016 in 2009 and 2008, respectively	534,518	679,814
Investments in unconsolidated joint ventures	978,340	975,483
Deferred costs, net	135,520	133,052
Other assets	317,260	339,763
Total assets	$10,595,050	$10,984,353

Liabilities
Mortgage notes payable	$2,570,085	$2,591,358
Revolving credit facility	1,419,500	1,389,067
Senior unsecured notes	873,046	1,501,134
Accrued interest payable and other liabilities	38,177	70,692
Accounts payable and accrued expenses	125,267	133,100
Deferred revenue/gain	376,143	427,936
Capitalized lease obligation	16,791	16,704
Deferred land leases payable	17,831	17,650
Dividend and distributions payable	12,014	26,327
Security deposits	36,737	34,561
Liabilities related to assets held for sale	—	106,534
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,585,591	6,415,063

Commitments and Contingencies	—	—
Noncontrolling interests in operating partnership	89,035	87,330

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 80,180 and 60,404 issued and outstanding at June 30, 2009 and December 31, 2008, respectively (including 3,360 shares at both June 30, 2009 and December 31, 2008, held in Treasury, respectively)	802	604
Additional paid-in-capital	3,481,518	3,079,159
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(32,285)	(54,747)
Retained earnings	996,051	979,939
Total SL Green stockholders’ equity	4,391,683	3,950,552
Noncontrolling interests in other partnerships	528,741	531,408
Total equity	4,920,424	4,481,960
Total liabilities and equity	$10,595,050	$10,984,353

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue, net	$192,735	$192,575	$389,203	$386,416
Escalation and reimbursement	31,534	30,007	65,292	59,966
Preferred equity and investment income	15,533	22,654	32,431	41,801
Other income	13,166	45,486	29,447	55,990
Total revenues	252,968	290,722	516,373	544,173
Expenses
Operating expenses (including approximately $4,293 and $7,725 (2009) and $3,405 and $6,977 (2008) paid to affiliates)	52,441	54,744	107,923	108,415
Real estate taxes	36,751	32,760	73,700	65,284
Ground rent	8,046	7,826	16,092	16,075
Interest expense, net of interest income	57,012	73,604	117,276	149,650
Amortization of deferred financing costs	1,476	1,538	2,912	3,171
Depreciation and amortization	55,186	54,685	109,984	108,119
Loan loss reserves	45,577	5,000	107,577	5,000
Loss (gain) on equity investment in marketable securities	(126)	—	681	—
Marketing, general and administrative	17,946	25,434	35,868	49,893
Total expenses	274,309	255,591	572,013	505,607
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures and discontinued operations	(21,341)	35,131	(55,640)	38,566
Equity in net income from unconsolidated joint ventures	16,828	17,822	29,901	37,247
Net gain (loss) on sale of interest in unconsolidated joint ventures/ real estate	(2,693)	93,481	6,848	93,481
Gain on early extinguishment of debt	29,321	—	77,033	—
Income from continuing operations	22,115	146,434	58,142	169,294
Net income (loss) from discontinued operations	(538)	1,566	(604)	2,931
Gain on sale of discontinued operations	—	—	6,572	110,232
Net income	21,577	148,000	64,110	282,457
Net income attributable to noncontrolling interests in operating partnership	(382)	(5,383)	(1,702)	(10,235)
Net income attributable to noncontrolling interests in other partnerships	(3,683)	(3,457)	(7,160)	(6,815)
Net income attributable to SL Green	17,512	139,160	55,248	265,407
Preferred stock dividends	(4,969)	(4,969)	(9,938)	(9,938)
Net income attributable to SL Green common stockholders	$12,543	$134,191	$45,310	$255,469

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.24	$0.73	$0.53	$0.97
Net income (loss) from discontinued operations, net of noncontrolling interest	(0.01)	0.03	(0.01)	0.05
Gain on sale of discontinued operations, net of noncontrolling interest	—	—	0.10	1.81
Gain (loss) on sale of unconsolidated joint ventures/ real estate	(0.04)	1.54	0.11	1.54
Net income attributable to SL Green common stockholders	$0.19	$2.30	$0.73	$4.37

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.23	$0.73	$0.53	$0.96
Net income (loss) from discontinued operations	(0.01)	0.03	(0.01)	0.05
Gain on sale of discontinued operations	—	—	0.10	1.81
Gain (loss) on sale of unconsolidated joint ventures/ real estate	(0.04)	1.53	0.11	1.53
Net income attributable to SL Green common stockholders	$0.18	$2.29	$0.73	$4.35

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$15,666	$42,809	$32,958	$56,785
Discontinued operations	(520)	1,506	(582)	2,818
Gain on sale of discontinued operations	—	—	6,334	105,986
Gain (loss) on sale of unconsolidated joint ventures/ real estate	(2,603)	89,876	6,600	89,880
Net income	$12,543	$134,191	$45,310	$255,469

Dividends per share	$0.10	$0.7875	$0.475	$1.575
Basic weighted average common shares outstanding	67,363	58,329	62,298	58,406
Diluted weighted average common shares and common share equivalents outstanding	69,742	61,014	64,679	61,120

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$979,939	$531,408	$4,481,960

Net income								55,248	7,160	62,408	$62,408
Net unrealized gain on derivative instruments							20,165			20,165	20,165
SL Green’s share of joint venture net unrealized gain on derivative instruments							1,700			1,700	1,700
Unrealized gain on marketable securities							597			597	597
Preferred dividends								(9,938)		(9,938)
Net proceeds from common stock offering			19,550	196	387,128					387,324
Redemption of units and DRIP proceeds
Deferred compensation plan & stock award, net			226	2	431					433
Amortization of deferred compensation plan					14,800					14,800
Cash distributions to noncontrolling interests									(9,827)	(9,827)
Cash distribution declared ($0.475 per common share of which none represented a return of capital for federal income tax purposes)								(29,198)		(29,198)

Balance at June 30, 2009	$151,981	$96,321	76,820	$802	$3,481,518	$(302,705)	$(32,285)	$996,051	$528,741	$4,920,424	$84,870

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$64,110	$282,457
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,896	115,199
Gain on sale of discontinued operations	(6,572)	(110,232)
Equity in net income from unconsolidated joint ventures	(29,901)	(37,247)
Net gain on sale of unconsolidated joint ventures/ real estate	(6,848)	(93,481)
Distributions of cumulative earnings from unconsolidated joint ventures	18,384	48,374
Loan loss reserves	107,577	5,000
Loss on equity investment in marketable securities	681	—
Gain on early extinguishment of debt	(77,033)	—
Deferred rents receivable	(13,858)	(21,524)
Other non-cash adjustments	3,127	14,147
Changes in operating assets and liabilities:
Restricted cash — operations	24,814	504
Tenant and other receivables	1,494	7,001
Related party receivables	(1,843)	1,499
Deferred lease costs	(9,768)	(17,883)
Other assets	(13,704)	(7,587)
Accounts payable, accrued expenses and other liabilities	(7,982)	(52,048)
Deferred revenue and land leases payable	(13,200)	2,879
Net cash provided by operating activities	152,374	137,598
Investing Activities
Acquisitions of real estate property	(8,340)	(67,751)
Additions to land, buildings and improvements	(38,348)	(65,241)
Escrowed cash — capital improvements/acquisition deposits	(6,014)	3,089
Investments in unconsolidated joint ventures	(12,677)	(18,767)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	13,334	416,370
Net proceeds from disposition of real estate/ partial interest in property	26,007	152,933
Other investments	(4,656)	(16,132)
Structured finance and other investments net of repayments/participations	55,864	(58,505)
Net cash provided by investing activities	25,170	345,996
Financing Activities
Proceeds from mortgage notes payable	1,301	35,826
Repayments of mortgage notes payable	(22,574)	(13,166)
Proceeds from revolving credit facility and senior unsecured notes	30,433	592,518
Repayments of revolving credit facility and senior unsecured notes	(556,619)	(933,167)
Net proceeds from sale of common stock	387,324	—
Proceeds from stock options exercised	—	7,108
Purchases of Treasury Stock	—	(68,056)
Distributions to noncontrolling interests in other partnerships	(9,827)	(20,220)
Contributions from noncontrolling interests in other partnerships	—	30,593
Distributions to noncontrolling interests in operating partnership	(1,752)	(3,683)
Dividends paid on common and preferred stock	(52,822)	(101,856)
Deferred loan costs and capitalized lease obligation	(3,129)	(1,889)
Net cash used in financing activities	(227,665)	(475,991)
Net (decrease) increase in cash and cash equivalents	(50,121)	7,603
Cash and cash equivalents at beginning of period	726,889	45,964
Cash and cash equivalents at end of period	$676,768	$53,567

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of June 30, 2009, noncontrolling investors held, in the aggregate, a 3.0% limited partnership interest in the operating partnership.

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

As of June 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	97.0%
	Unconsolidated properties	8	9,429,000	95.0%

Suburban	Consolidated properties	26	4,008,000	87.5%
	Unconsolidated properties	6	2,941,700	94.1%
		61	30,160,900	94.8%

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2009 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K, Form 10-K/A No. 1 and Form 10-K/A No. 2 for the year ended December 31, 2008.

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

Effective January 1, 2009, we adopted SFAS 160, or SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” which defines a noncontrolling interest in a consolidated subsidiary as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent” and requires noncontrolling interests to be presented as a separate component of equity in the consolidated balance sheet subject to the provisions of EITF Topic D-98, or EITF D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 also modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

•                  We have reclassified the noncontrolling interests of other consolidated partnerships from the mezzanine section of our balance sheet to equity. This reclassification totaled approximately $531.4 million as of December 31, 2008.

•                  Noncontrolling interests of our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification under EITF D-98. The redemption feature requires the delivery of cash or shares of stock. See Note 13.

•                  Net income attributable to noncontrolling interests of our operating partnership and of other consolidated partnerships is no longer included in the determination of net income. We reclassified prior year amounts to reflect this requirement. The adoption of this standard has no effect on our earnings per share.

•                  We adjust the noncontrolling interests of our operating partnership each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value as prescribed by EITF D-98. Net income is allocated to the noncontrolling partners of our operating partnership based on their weighted average ownership percentage during the period.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our consolidated rental properties or equity investments in rental properties was impaired at June 30, 2009 and December 31, 2008.

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

As a result of our evaluations, under SFAS No. 141, of acquisitions made, we recognized an increase of approximately $5.1 million, $10.5 million, $4.0 million and $9.6 million in rental revenue for the three and six months ended June 30, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages of approximately $0.3 million, $2.1 million, $1.7 million and $3.4 million for the three and six months ended June 30, 2009 and 2008, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	June 30, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(79,768)	(60,074)
Net	$156,826	$176,520

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(131,808)	(101,585)
Net	$348,962	$379,185

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded approximately $45.6 million, $107.6 million, $5.0 million and $5.0 million in loan loss reserves and charge offs during the three and six months ended June 30, 2009 and 2008, respectively.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to SFAS No. 157. As of June 30, 2009, loans with a gross carrying value of $73.8 million had been designated as assets held for sale. We recorded a mark-to-market adjustment of approximately $64.2 million against our held for sale investments during the six months ended June 30, 2009.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $2.1 million and none in Federal, state and local tax expense during the six months ended June 30, 2009 and 2008, respectively, of which $0.7 million and $0.6 million, respectively, had been paid.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the six months ended June 30, 2009 and 2008.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 9.1% of our annualized rent, no other tenant in our portfolio accounts for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at June 30, 2009.  Approximately 7%, 6%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended June 30, 2009.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to comply with SFAS No. 144 for discontinued operations presentation and the adoption of FSP 14-1 (see below) and SFAS 160 for noncontrolling interests.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, or FSP 14-1, “Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion.” FSP 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP 14-1 will significantly affect the accounting for instruments commonly referred to as Instruments B and C in EITF No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” which is nullified by FSP 14-1, and any other convertible debt instruments that require or permit settlement in any combination of cash and shares at the issuer’s option, such as those sometimes referred to as “Instrument X.” The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption dates) as additional non-cash interest expense.  This amount (before netting) will increase in subsequent reporting periods through the first optional redemption dates as the debt accretes to its par value over the same period. FSP 14-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, FSP 14-1 required companies to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption of FSP 14-1 had the following impact on our consolidated financial statements (in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$1,535,948	$1,501,134
Total liabilities	6,449,875	6,415,063
Additional paid-in-capital	2,999,456	3,079,159
Retained earnings	1,023,071	979,939

	Three Months Ended June 30, 2008 As Reported	Three Months Ended June 30, 2008 As Restated	Six Months Ended June 30, 2008 As Reported	Six Months Ended June 30, 2008 As Restated
Interest expense	$73,833	$78,700	$152,351	$162,015
Net income attributable to SL Green common stockholders	138,870	134,191	264,761	255,469
Net income per share attributable to common stockholders - basic	$2.38	$2.30	$4.53	$4.37
Net income per share attributable to common stockholders - diluted	$2.37	$2.29	$4.51	$4.35

EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.”  We adopted EITF 03-6-1 on January 1, 2009 and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” SFAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. SFAS No. 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We included the disclosures required under this standard in Note 16.

In April 2009, the FASB released FSP SFAS No. 157- 4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly,” or FSP SFAS No. 157-4. FSP SFAS No. 157-4 was issued contemporaneously with FSP SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP SFAS 115-2 and FSP SFAS No. 107-1 and APB 28-1.

FSP SFAS No. 157-4 amends FASB Statement No. 157, “Fair Value Measurements,” or SFAS No. 157, to provide additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

FSP SFAS No. 157-4 also require additional disclosures about fair value measurements in annual and interim reporting periods. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the FSP did not have a material impact on our financial statements.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” or SFAS 166. SFAS 166 amends various components of the guidance under SFAS 140 governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, SFAS 166 removes the exemption for qualifying special purpose entities from the guidance of FIN 46(R), as amended by SFAS 167 below. SFAS 166 is effective January 1, 2010, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation under SFAS 167, as defined below. While we are evaluating the effect of adoption of SFAS 166, we currently believe that the adoption of SFAS 166 will not have a material impact on our consolidated financial statement.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167, which amends guidance in FIN 46(R) for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. SFAS 167 is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of SFAS 167, we currently believe that the adoption of SFAS 167 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Condification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 168,” or SFAS 168. SFAS 168 establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority.  Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Condification does not change GAAP, however it does change the way in which it is to be researched and referenced.  SFAS 168 is effective for financial statements issued for interim and annual periods ending September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

3.  Property Acquisitions

We did not acquire any real estate during the six months ended June 30, 2009.

4.  Property Dispositions and Assets Held for Sale

In January 2009, we, along with our joint venture partner, Gramercy Capital Corp. (NYSE:GKK), or Gramercy, sold 100% of our interests in 55 Corporate Drive, NJ for $230.0 million. The property is approximately 670,000 square feet. We recognized a gain of approximately $6.6 million in connection with the sale of our 50% interest in the joint venture.

At June 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, 55 Corporate Drive, NJ which was sold in January 2009, and the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6).

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the three and six months ended June 30, 2009 and 2008 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$—	$8,185	$583	$16,535
Escalation and reimbursement revenues	3	1,094	(3)	2,010
Other income	1,628	9,709	6,514	18,133
Total revenues	1,631	18,988	7,094	36,678
Operating expense	46	1,551	71	3,475
Real estate taxes	—	1,316	—	2,777
Interest	—	4,499	329	10,023
Marketing, general and administrative	2,123	6,628	7,298	10,636
Depreciation and amortization	—	1,895	—	3,909
Total expenses	2,169	15,889	7,698	30,820
Income (loss) from discontinued operations before gains on sale and noncontrolling interests	(538)	3,098	(604)	5,858
Gain on sale of discontinued operations	—	—	6,572	110,232
Noncontrolling interest in other partnerships	—	(1,533)	—	(2,927)
Net income (loss) from discontinued operations	$(538)	$1,566	$5,968	$113,163

5.  Structured Finance Investments

During the six months ended June 30, 2009 and 2008, our structured finance and preferred equity investments (net of discounts) increased approximately $36.5 million and $77.0 million, respectively, due to originations, purchases and accretion of discount.  There were approximately $176.1 million and $42.4 million in repayment, participations, sales and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

As of June 30, 2009 and December 31, 2008, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 9.0% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Other Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1) (2) (13)	—	—	—	95,626	December 2020
Mezzanine Loan (1)	60,000	235,000	58,441	58,349	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,769	38,332	October 2016
Mezzanine Loan (1) (3) (9) (10) (11)	75,000	4,236,945	70,092	70,092	December 2016
Other Loan (1) (5) (9) (11)	5,000	—	5,350	5,350	May 2011
Whole Loan (2) (3)	9,815	—	9,563	10,126	February 2010
Mezzanine Loan (1) (2) (4) (9) (11)	25,000	315,218	27,151	27,742	January 2013
Mezzanine Loan (1)	16,000	90,000	15,683	15,670	August 2017
Mezzanine Loan (3)	41,398	221,549	40,800	40,171	August 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior Participation (1) (6) (9) (11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan (1) (12)	67,000	1,139,000	80,099	75,856	March 2017
Mezzanine Loan (3) (9) (10)	23,145	365,000	25,950	24,961	August 2009
Mezzanine Loan (3) (9) (14)	44,733	931,860	46,372	46,372	August 2012
Mezzanine Loan (3) (9) (10) (11)	22,644	7,099,849	23,214	23,847	June 2009
Junior Participation (1) (9)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (7) (9)	12,000	61,250	10,875	10,875	June 2010
Junior Participation (9) (11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation (8)	50,000	2,217,170	48,060	48,709	April 2010
Mezzanine Loan (3)	90,000	325,000	100,957	92,325	July 2010
Whole Loan (1) (3)	9,375	—	9,244	9,324	February 2015
Junior Participation	11,700	225,000	11,840	—	January 2012
Loan loss reserve (9)	—	—	(136,882)	(74,666)	—
	$662,947	$17,944,039	$542,382	$675,865

(1)       This is a fixed rate loan.

(2)       The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)       Gramercy holds a pari passu interest in this asset.

(4)       This loan has been in default since December 2007. We reached an agreement with the borrower and expect to recover the full carrying value of our investment.

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

(10)    This investment was classified as held for sale at June 30, 2009.

(11)    This loan is on non-accrual status.

(12)    Interest is added to the principal balance for this accrual only loan.

(13)    This loan was sold in June 2009, resulting in a realized loss of approximately $38.4 million. This realized loss is included in loan loss reserves.

(14)    As part of a restructuring, this mezzanine loan was converted to preferred equity in July 2009. This investment had been classified as held for sale at December 31, 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Preferred Equity Investments

As of June 30, 2009 and December 31, 2008, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 2.10% (in thousands):

Type	Gross Investment	Senior Financing	2009 Amount Outstanding	2008 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1) (3)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity (1) (2) (3) (4)	51,000	212,782	51,000	51,000	February 2014
Preferred equity (3) (4)	34,120	88,000	31,178	30,268	March 2010
Loan loss reserve (3)	—	—	(31,250)	(24,250)	—
	$100,120	$2,650,782	$65,928	$72,018

(1)       This is a fixed rate investment.

(2)       Gramercy holds a mezzanine loan on the underlying asset. This investment was classified as held for sale at June 30, 2009.

(3)       This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(4)       This investment is on non-accrual status.

The following table is a rollforward of our total loan loss reserves at June 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Balance at beginning of year	$98,916	$—

Expensed	107,577	101,166
Charge-offs	(38,363)	(2,250)

Balance at end of period	$168,130	$98,916

At June 30, 2009 and December 31, 2008, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, and Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

The table below provides general information on each joint venture as of June 30, 2009 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas (2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway (3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street (4)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue (5)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway (6)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway (7)	Witkoff/SITQ	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square (8)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue (9)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows	Onyx	25.00%	25.00%	582	09/07	$111,500
388 and 390 Greenwich Street (10)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street (11)	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway (12)	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue (13)	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)       Acquisition price represents the actual or implied purchase price for the entire joint venture.

(2)       We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 15.0% of the property’s annualized rent at June 30, 2009. We do not manage this joint venture.

(3)       Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end between 2009 and 2015, represents approximately 79.8% of this joint venture’s annualized rent at June 30, 2009.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2009 and their corresponding balance at December 31, 2008, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2009	2008

1221 Avenue of the Americas (2)	12/2010	2.80%	$170,000	$170,000
1515 Broadway (3)	11/2009	1.27%	$625,000	$625,000
100 Park Avenue	11/2015	6.52%	$175,000	$175,000
379 West Broadway	01/2010	2.06%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	07/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.44%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	03/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.72%	$84,527	$84,527
388 and 390 Greenwich Street (4)	12/2017	5.14%	$1,138,379	$1,138,379
16 Court Street	10/2010	2.01%	$86,615	$83,658
27-29 West 34th Street (5)	05/2011	2.41%	$42,354	$38,596
1551-1555 Broadway (6)	10/2009	2.42%	$120,271	$106,222
717 Fifth Avenue (7)	09/2011	5.25%	$245,000	$245,000

(1)       Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2009.

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

(4)       Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage which is floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.

(5)       This construction loan facility has a committed amount of $55.0 million.

(6)       This construction loan has a committed amount of $138.6 million.

(7)       This loan has a committed amount of $285.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.3 million, $21.4 million, $4.2 million and $8.9 million from these services for the three and six months ended June 30, 2009, and 2008, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

In April 2009, we sold our remaining 50 percent partnership interest in 55 Corporate Drive, NJ (pad IV) to Mack-Cali Realty Corporation (NYSE: CLI).  We received total proceeds of $4.5 million and recognized a gain on sale of approximately $4.0 million.  In connection with this transaction, we also sold our interest in the Mack-Green joint venture to Mack-Cali for $500,000.

In June 2009, we sold an equity interest in 1166 Avenue of the Americas for $5.0 million and recognized a loss of approximately $5.2 million on the sale.

Gramercy Capital Corp.

In April 2004, we formed Gramercy.  Gramercy is an integrated commercial real estate specialty finance and property investment company.  Gramercy’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities.  Gramercy’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

institutions and affiliated users throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, which was terminated as of April 24, 2009 in connection with Gramercy’s internalization of GKK Manager LLC, or the Manager, (our former wholly-owned subsidiary was the external manager to Gramercy) which we refer to as the GKK Internalization, we had the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At June 30, 2009, we held 6,219,370 shares, or approximately 12.48% of Gramercy’s common stock.  Our total investment had a net book value of zero at June 30, 2009.  The market value of our common stock investment in Gramercy was approximately $10.0 million at June 30, 2009.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we had over Gramercy as of June 30, 2009, we accounted for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, the Manager, which at the time was an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  Prior to the GKK Internalization, Gramercy paid the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders’ equity (as defined in the management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also paid the Manager a collateral management fee (as defined in the management agreement).  In connection with any and all collateralized debt obligations, or CDOs, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provided for a collateral manager to be retained, the Manager with respect to such CDOs and other securitization vehicles, received management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provided for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors had allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee was allocated to Gramercy.  For the three and six months ended June 30, 2009 and 2008 we received an aggregate of approximately $1.6 million, $6.5 million, $5.8 million and $10.0 million, respectively, in fees under the management agreement and none, none, $1.3 million and $2.6 million, respectively, under the collateral management agreement.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for the three and six months ended June 30, 2009.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Gramercy of the Manager.

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

Prior to the GKK Internalization, to provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partner interests in Gramercy’s operating partnership, were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We recorded distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts became probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately none, none, $2.6 million and $5.1 million under this agreement for the three and six months ended June 30, 2009 and 2008, respectively.   During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligated Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders to Gramercy and its subsidiaries to the GKK Internalization.  Consent was received by Gramercy and the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partner interests were waived since July 1, 2008.  Due to the control we had over the Manager prior to the GKK Internalization, we consolidated the accounts of the Manager into ours.

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

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  We recorded compensation expense of approximately none, none, $0.4 million and $1.2 million for the three and six months ended June 30, 2009 and 2008, respectively, related to these awards.  The officers and employees who received the awards owned 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager.  During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager.  Pursuant to an agreement dated December 30, 2008, all the Class B limited partner interests and the remaining 15.6% interest in the Manager were transferred to us.  On April 24, 2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us for no consideration.

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  The outsourcing agreement provided for a

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2009 and 2008, the Manager received an aggregate of approximately $0.2 million, $1.0 million, $2.0 million and $3.3 million, respectively, under the outsourcing and asset servicing agreements.  On October 27, 2008, the Manager and SLG Gramercy Services LLC (the “Servicer”) entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006.  On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

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

One of our affiliates held an investment in Gramercy’s preferred stock with a book value of approximately $0.3 million at June 30, 2009.

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

On October 28, 2008, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately.  Effective as of November 13, 2008, Timothy J. O’Connor was appointed as President of Gramercy.  Mr. Holliday remains a board member of Gramercy.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

The condensed combined balance sheets for the unconsolidated joint ventures, including estimates for Gramercy, at June 30, 2009 and December 31, 2008, are as follows (in thousands):

	2009	2008
Assets
Commercial real estate property, net	$9,459,427	$9,739,017
Structured finance investments	2,724,971	3,226,922
Other assets	1,793,745	1,556,593
Total assets	$13,978,143	$14,522,532

Liabilities and members’ equity
Mortgages payable	$6,618,673	$6,768,594
Other loans	2,823,151	3,026,262
Other liabilities	1,481,789	1,458,256
Members’ equity	3,054,530	3,269,420
Total liabilities and members’ equity	$13,978,143	$14,522,532
Company’s net investment in unconsolidated joint ventures	$978,340	$975,483

The condensed combined statements of operations for the unconsolidated joint ventures, including estimates for Gramercy, from acquisition date through June 30, 2009 and 2008, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenues	$329,687	$368,869	$662,593	$623,901
Operating expenses	72,641	111,715	153,017	165,905
Real estate taxes	31,562	30,717	65,388	50,847
Interest	111,049	130,978	230,105	226,120
Depreciation and amortization	70,523	57,064	137,642	92,834
Other income/ expenses	207,947	—	240,743	—
Total expenses	493,722	330,474	826,895	535,706
Net income (loss) before gain on sale	$(164,035)	$38,395	$(164,302)	$88,195
Company’s equity in net income of unconsolidated joint ventures	$16,828	$17,822	$29,901	$37,247

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity under FIN 46 and we are the primary beneficiary.  For the three and six months ended June 30, 2009 and 2008, the Service Corporation earned approximately $3.1 million, $11.6 million, $3.3 million and $7.0 million of revenue and incurred approximately $2.9 million, $5.5 million, $3.1 million and $5.9 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

In June 2000, eEmerge and Eureka Broadband Corporation, or Eureka, formed eEmerge.NYC LLC, a Delaware limited liability company, or ENYC, whereby eEmerge has a 95% interest and Eureka has a 5% interest in ENYC.  During the third quarter of 2006, ENYC acquired the interest held by Eureka.  As a result, eEmerge owns 100% of ENYC.  ENYC operates a 71,700 square foot fractional office suites business.  ENYC entered into a 10-year lease for its 50,200 square foot premises, which is located at 440 Ninth Avenue, Manhattan and, which was previously owned by our operating partnership.  ENYC entered into another 10-year lease with our operating partnership for its 21,500 square foot premises at 28 West 44th Street, Manhattan.  Allocations of net profits, net losses and distributions are made in accordance with the Limited Liability Company Agreement of ENYC.  Effective with the quarter ended March 31, 2002, we consolidated the operations of ENYC.

8.  Deferred Costs

Deferred costs at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Deferred financing	$66,220	$63,262
Deferred leasing	153,675	146,951
	219,895	210,213
Less accumulated amortization	(84,375)	(77,161)
	$135,520	$133,052

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at June 30, 2009 and December 31, 2008, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2009	2008
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)(8)	11/2010	8.44%	108,558	110,013
673 First Avenue (1)	02/2013	5.67%	32,001	32,388
220 East 42nd Street (1)	12/2013	5.24%	200,835	202,780
625 Madison Avenue (1)	11/2015	6.27%	96,435	97,583
609 Fifth Avenue (1)	10/2013	5.85%	98,638	99,319
609 Partners, LLC (1)	08/2014	5.00%	63,891	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	450,000
120 West 45th Street (1)	02/2017	6.12%	170,000	170,000
919 Third Avenue (1) (3)	08/2011	6.87%	226,390	228,046
300 Main Street (1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd (1)	03/2014	5.75%	18,570	18,728
500 West Putnam (1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (1) (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (1) (5)	05/2020	5.91%	657,524	663,071
Total fixed rate debt			2,304,342	2,317,319
180/182 Broadway (1) (6)	02/2011	2.66%	22,436	21,183
Landmark Square (1) (7)	02/2010	2.18%	119,128	128,000
28 West 44th Street (1)	08/2013	3.17%	124,179	124,856
Total floating rate debt			265,743	274,039

Total mortgage notes payable			$2,570,085	$2,591,358

 (1)      Held in bankruptcy remote special purpose entity.

 (2)      Effective interest rate for the quarter ended June 30, 2009.

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

 (7)      This loan has two one-year as-of-right renewal options. In June 2009, we paid this loan down by approximately $8.9 million.

 (8)      This loan was repaid in August 2009. See Note 20.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

At June 30, 2009 and December 31, 2008 the gross book value of the properties collateralizing the mortgage notes was approximately $4.5 billion and $4.8 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expenses	$58,117	$74,269	$119,956	$152,350
Interest income	(1,105)	(665)	(2,680)	(2,700)
Interest expense, net	$57,012	$73,604	$117,276	$149,650
Interest capitalized	$42	$790	$29	$1,630

10.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $1.4 billion and carried a spread over LIBOR of 90 basis points at June 30, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced by the issuance of approximately $21.6 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.45% for the three months ended June 30, 2009.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loan

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,710	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	135,336	4.00%	20	June 15, 2025
March 26, 2007 (4)	189,393	3.00%	20	March 30, 2027
	$873,046

 (1)      Assumed as part of the Reckson Merger.

 (2)      During the six months ended June 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

 (3)      Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2009, we repurchased approximately $47.1 million of these bonds and realized net gains on early extinguishment of debt of approximately $1.2 million.

 (4)      In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the six months ended June 30, 2009, we repurchased approximately $388.3 million of these bonds and realized net gains on early extinguishment of debt of approximately $73.4 million.

 (5)      Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Reckson Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, interest payments may be deferred for a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity under FIN46 as we are not the primary beneficiary due to the lack of our ability to make decisions over the Trust’s activities and because we have no equity at risk.  Because the Trust is not

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

consolidated, we have recorded the debt and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2009, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2009	$14,471	$—	$—	$—	$—	$14,471	$12,127
2010	29,546	104,691	—	—	135,336	269,573	460,512
2011	28,363	239,092	—	—	123,607	391,062	172,667
2012	31,513	119,128	1,419,500	—	189,393	1,759,534	33,668
2013	30,941	420,310	—	—	—	451,251	1,113
Thereafter	189,760	1,362,270	—	100,000	424,710	2,076,740	1,208,811
	$324,594	$2,245,491	$1,419,500	$100,000	$873,046	$4,962,631	$1,888,898

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $4.3 million, $7.7 million, $3.4 million and $7.0 million for the three and six months ended June 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $84,000, $179,000, $90,000 and $182,000 for the three and six months ended June 30, 2009 and 2008, respectively.

Other

Amounts due from related parties at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Due from joint ventures	$884	$1,472
Officers and employees	153	153
Other	8,482	6,051
Related party receivables	$9,519	$7,676

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2009, 76,819,854 shares of common stock and no shares of excess stock were issued and outstanding.

In May 2009, we sold 19,550,000 shares of our common stock at a gross price of $20.75 per share.  The net proceeds from this offering (approximately $387.3 million) were primarily used to repurchase unsecured debt.

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

During the six months ended June 30, 2009 and 2008, approximately 20 and 1,900 shares were issued and approximately $500 and $160,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500, $59,000, $57,500 and $115,000 related to this plan was recorded during the three and six months ended June 30, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.2 million, $0.7 and $1.2 million of compensation expense during the three and six months ended June 30, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.1 million, $0.2 million, $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a majority of the 2006 Outperformance Plan.

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

During the six months ended June 30, 2009, 20,435 phantom stock units were earned.  As of June 30, 2009, there were approximately 42,947 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2009, approximately 11,657 shares of our common stock had been issued under the ESPP.

Stock Option Plan

During August 1997, we instituted the 1997 Stock Option and Incentive Plan, or the 1997 Plan.  The 1997 Plan was amended in December 1997, March 1998, March 1999 and May 2002.  The 1997 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  At June 30, 2009, approximately 0.4 million shares of our common stock were reserved for issuance under the 1997 Plan.

Amended and Restated 2005 Stock Option and Incentive Plan

The amended and restated 2005 Stock Option and Incentive Plan was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At June 30, 2009, approximately 4.0 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.7 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of our stock option activity for the six months ended June 30, 2009 and for the year ended December 31, 2008 are presented below:

	2009		2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	937,706	$61.33	1,774,385	$88.21
Granted	18,000	$24.86	446,500	$65.51
Exercised	—	$—	(195,680)	$36.08
Lapsed or cancelled	(22,334)	$45.44	(1,087,499)	$111.23
Balance at end of period	933,372	$61.01	937,706	$61.33

Options exercisable at end of period	609,854	$59.81	474,592	$52.55
Weighted average fair value of options granted during the period	$136,112		$5,163,000

The weighted average fair value of restricted stock granted during the six months ended June 30, 2009 was approximately $5.0 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 6.5 years and 5.2 years, respectively.

Earnings Per Share

Earnings per share for the three and six months ended June 30, 2009 and 2008 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator (Income)
Basic Earnings:
Income attributable to common stockholders	$12,543	$134,191	$45,310	$255,469
Effect of Dilutive Securities:
Redemption of units to common shares	382	5,382	1,702	10,235
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to common stockholders	$12,925	$139,573	$47,012	$265,704

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	67,363	58,329	62,298	58,406
Effect of Dilutive Securities:
Redemption of units to common shares	2,336	2,340	2,338	2,340
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	43	345	43	374
Diluted Shares	69,742	61,014	64,679	61,120

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

13.  Noncontrolling Interest in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of June 30, 2009 and December 31, 2008, the noncontrolling interest unit holders owned 3.0% (2,336,477 units) and 3.94% (2,339,853 units) of the operating partnership, respectively.  At June 30, 2009, 2,336,477 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

In June 2009, we acquired an operating sub-leasehold position at 420 Lexington Avenue for approximately $7.7 million.  This sub-leasehold position was scheduled to mature in December 2029.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2009 (in thousands):

June 30,	Capital lease	Non-cancellable operating leases

2009	$708	$16,017
2010	1,451	31,593
2011	1,555	29,469
2012	1,555	28,719
2013	1,555	28,719
Thereafter	47,204	617,418
Total minimum lease payments	54,028	$751,935
Less amount representing interest	(37,237)
Present value of net minimum lease payments	$16,791

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2009 based on a Level 2 valuation as defined in SFAS No. 157.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(1,907)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(7,777)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$(5,815)
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On June 30, 2009, the derivative instruments were reported as an obligation at their fair value of approximately $15.5 million.  This is included in Accrued Interest and Other Liabilities on the consolidated balance sheet at June 30, 2009.  Offsetting adjustments are presented as deferred gains or losses in Accumulated Other Comprehensive Loss which has a balance of $32.3 million, including the remaining balance on

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

net gains of approximately $5.5 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation. Currently, all of our derivative instruments are designated as effective hedging instruments.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

16.  Fair Value of Financial Investments

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

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models of approximately $2.7 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models of approximately $1.5 billion, compared to the book value of approximately $1.6 billion.  Our structured finance investments had an estimated fair value ranging between $394.5 million and $554.9 million, which was less than the book value at June 30, 2009.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2009.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

Selected results of operations for the three and six months ended June 30, 2009 and 2008, and selected asset information as of June 30, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2009	$235,591	$17,377	$252,968
June 30, 2008	262,678	28,044	290,722

Six months ended:
June 30, 2009	$476,426	$39,947	$516,373
June 30, 2008	483,111	61,062	544,173

Income from continuing operations:
Three months ended:
June 30, 2009	$52,511	$(30,396)	$22,115
June 30, 2008	127,785	18,649	146,434

Six months ended:
June 30, 2009	$130,569	$(72,427)	$58,142
June 30, 2008	128,257	41,037	169,294

Total assets
As of:
June 30, 2009	$9,983,875	$611,175	$10,595,050
December 31, 2008	10,227,656	756,697	10,984,353

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $17.9 million, $35.9 million, $25.4 million and $49.9 million for the three and six months ended June 30, 2009 and 2008, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Income from continuing operations	$22,115	$146,434	$58,142	$169,294
Income/ gains from discontinued operations	(538)	1,566	5,968	113,163
Net income	21,577	148,000	64,110	282,457
Net income attributable to noncontrolling interests	(4,065)	(8,840)	(8,862)	(17,050)
Net income attributable to SL Green	17,512	139,160	55,248	265,407
Preferred stock dividend	(4,969)	(4,969)	(9,938)	(9,938)
Net income attributable to SL Green common stockholders	$12,543	$134,191	$45,310	$255,469

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2009

19.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 is presented below (in thousands):

	Six Months Ended June 30,
	2009	2008
Issuance of common stock as deferred compensation	$433	$399
Derivative instruments at fair value	21,787	2,111
Real estate investments consolidated under FIN 46 (R)	—	14,760
Real estate investment deconsolidated under FIN 46 (R)	—	33,756
Mortgage assigned upon asset sale	95,000	—
Tenant improvements and lease commissions payable	8,391	2,866
Structured finance and other investments acquired	13,831	—
Redemption of units and dividend reinvestments	—	160
Other non-cash adjustments-financing	—	(17,788)
Other non-cash adjustments-investing	—	3,000

20.  Subsequent Events

We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q on August 10, 2009.

From July 1, 2009 to August 4, 2009, we repurchased approximately $8.0 million of our senior unsecured notes and bonds and realized net gains on early extinguishment of debt of approximately $0.8 million.

In July 2009, we closed on a $40.0 million upsize to our loan secured by 625 Madison Avenue.  The amortizing loan, which is co-terminus with the existing mortgage, resulted in a blended fixed interest rate of 7.22% on the combined $136.4 million loan.

In August 2009, we closed on the refinancing of 420 Lexington Avenue.  This financing, provided at a 7.5% fixed rate, matures in 2016 and features two, one-year extension options.

In August 2009, a borrower defaulted on a $40.8 million mezzanine loan. We are pursuing our remedies against the borrower.

In August 2009, we entered into a sale and purchase agreement to sell a 49.5% interest in Green 485 JV LLC, or the Joint Venture, the owner of 485 Lexington Avenue, to a partnership comprised of Optibase Ltd. (Nasdaq: OBAS) and Gilmor USA LLC, or the Purchasers.  The transaction results in an implied asset valuation of approximately $504.2 million for the property. Upon closing, the Purchasers will pay us approximately $20.8 million for a 49.5% interest in the Joint Venture and will also make a $20.0 million non-recourse loan to us maturing in 2021 which will be secured by a pledge by us of an additional 49.5% interest in the Joint Venture, with our retaining an unencumbered 1% interest in the Joint Venture. In addition, the Purchasers will also acquire an option based in general on fair market value, exercisable generally until 2022 subject to certain limitations, to purchase our 49.5% pledged ownership interests in the Joint Venture, subject to certain limitations.  Prior to closing, we will also make a $12.2 million, 9.0% loan due in 2013, to the Joint Venture. The existing $450.0 million mortgage will remain an obligation of the Joint Venture. The transaction is subject to certain conditions, including the existing lender’s approval of the transfer of ownership in Green 485 JV LLC and such lender’s approval of substitute guarantors under the loan.  There is no assurance that the conditions precedent contemplated in the sale-purchase agreement will be fulfilled or that the transaction will be consummated at such time or at all.

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

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K, Form 10-K/A No. 1 and Form 10-K/A No. 2 for the year ended December 31, 2008.

As of June 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	97.0%
	Unconsolidated properties	8	9,429,000	95.0%

Suburban	Consolidated properties	26	4,008,000	87.5%
	Unconsolidated properties	6	2,941,700	94.1%
		61	30,160,900	94.8%

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Refer to our 2008 Annual Report on Form 10-K (including Amendment No. 1 and No. 2) for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2009.

Results of Operations

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

The following comparison for the three months ended June 30, 2009, or 2009, to the three months ended June 30, 2008, or 2008, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2008 and at June 30, 2009 and total 46 of our 61 consolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$192.7	$192.6	$0.1	0.1%
Escalation and reimbursement revenue	31.5	30.0	1.5	5.0
Total	$224.2	$222.6	$1.6	0.7%

Same-Store Properties	$221.4	$212.8	$8.6	4.0%
Acquisitions	1.9	8.3	(6.4)	(77.1)
Other	0.9	1.5	(0.6)	(40.0)
Total	$224.2	$222.6	$1.6	0.7%

Occupancy in the Same-Store Properties was 95.8% at June 30, 2008, 95.3% at December 31, 2008 and 94.8% at June 30, 2009. The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

At June 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 10.1% and 6.4% higher, respectively, than the existing in-place fully escalated rents.  Approximately 4.7% of the space leased at our consolidated properties expires during the remainder of 2009.

During the quarter, we signed or commenced 34 leases in the Manhattan portfolio totaling 336,989 square feet, of which 29 leases and 328,780 square feet represented office leases.  Average starting Manhattan office rents of $51.10 per rentable square foot on the 328,780 square feet of leases signed or commenced during the second quarter represented a 27.3% increase over the previously fully escalated rents.  The average lease term was 10.9 years and average tenant concessions were 4.0 months of free rent with a tenant improvement allowance of $53.68 per rentable square foot.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.5 million).  The increase in recoveries at the Same-Store Properties was primarily due to real estate tax escalations ($2.9 million).  This was offset by reductions in recoveries from operating expense escalations ($1.1 million) and electric reimbursements ($0.3 million).

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$16.8	$17.8	$(1.0)	(5.6)%
Investment and preferred equity income	15.5	22.7	(7.2)	(31.7)
Other income	13.2	45.5	(32.3)	(71.0)
Total	$45.5	$86.0	$(40.5)	(47.1)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Gramercy ($1.6 million), 388 Greenwich Street ($1.3 million), 1221 Avenue of the Americas ($0.6 million), 1250 Broadway ($0.9 million) and 717 Fifth Avenue ($0.9 million).   This was partially offset by higher net income contributions primarily from our investments in 1515 Broadway ($2.4 million), 16 Court Street ($0.2 million) and the Meadows ($0.5 million).  Occupancy at our joint venture properties was 94.7% at June 30, 2008, 95.0% at December 31, 2008 and 94.8% at June 30, 2009.  At June 30, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 12.0% and 3.6% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.1% of the space leased at our joint venture properties expires during the remainder of 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income decreased during the current quarter.  The weighted average investment balance outstanding and weighted average yields were $665.6 million and 8.3%, respectively, for 2009 compared to $823.2 million and 9.7%, respectively, for 2008.  The decrease was primarily due to the sale of structured finance investments as well as certain loans being placed on non-accrual status after June 30, 2008 and in 2009.

The decrease in other income was primarily due to reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy (approximately $1.7 million).  In addition, in 2008, we earned an incentive distribution upon the sale of 1250 Broadway (approximately $25.0 million) as well as an advisory fee paid to us in connection with Gramercy closing its acquisition of AFR (approximately $6.6 million).

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$52.4	$54.7	$(2.3)	(4.2)%
Real estate taxes	36.8	32.8	4.0	12.2
Ground rent	8.0	7.8	0.2	2.6
Total	$97.2	$95.3	$1.9	2.0%

Same-Store Properties	$92.3	$89.9	$2.4	2.7%
Acquisitions	0.7	1.0	(0.3)	(30.0)
Other	4.2	4.4	(0.2)	(4.6)
Total	$97.2	$95.3	$1.9	2.0%

Same-Store Properties operating expenses decreased approximately $1.6 million.  There were decreases in repairs and maintenance ($0.5 million) and utilities ($1.3 million).  This was partially offset by increases in payroll expenses ($0.2 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($4.0 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense	$58.5	$75.1	$(16.6)	(22.1)%
Depreciation and amortization expense	55.2	54.7	0.5	0.9
Loan loss reserves	45.6	5.0	40.6	812.0
Marketing, general and administrative expense	17.9	25.4	(7.5)	(29.5)
Total	$177.2	$160.2	$17.0	10.6%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes.  The weighted average interest rate decreased from 5.12% for the quarter ended June 30, 2008 to 4.31% for the quarter ended June 30, 2009.  As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.6 billion as of June 30, 2008 to $5.1 billion as of June 30, 2009.

The increase in loan loss reserves was primarily due to the realized loss on the sale of a structured finance investment (approximately $38.4 million) in 2009.

Marketing, general and administrative expenses represented 7.1% of total revenues in 2009 compared to 8.8% in 2008.  The decrease is primarily due to reduced stock-based compensation costs in 2009.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

The following comparison for the six months ended June 30, 2009, or 2009, to the six months ended June 30, 2008, or 2008, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2008 and at June 30, 2009 and total 46 of our 61 consolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$389.2	$386.4	$2.8	0.7%
Escalation and reimbursement revenue	65.3	60.0	5.3	8.8
Total	$454.5	$446.4	$8.1	1.8%

Same-Store Properties	$445.5	$427.1	$18.4	4.3%
Acquisitions	5.1	16.4	(11.3)	(68.9)
Other	3.9	2.9	1.0	34.5
Total	$454.5	$446.4	$8.1	1.8%

Occupancy in the Same-Store Properties was 95.8% at June 30, 2008, 95.3% at December 31, 2008 and 94.8% at June 30, 2009.  The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

At June 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 10.1% and 6.4% higher, respectively, than the existing in-place fully escalated rents.  Approximately 4.7% of the space leased at our consolidated properties expires during the remainder of 2009.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($5.0 million) and the Acquisitions and Other ($0.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to increases in real estate tax escalations ($5.8 million).  This was partially offset by reductions in operating expense escalations ($0.6 million) and electric reimbursements ($0.2 million).

During the six months ended June 30, 2009, we signed or commenced 70 leases in the Manhattan portfolio totaling 659,213 square feet, of which 61 leases and 625,620 square feet represented office leases.  Average starting Manhattan office rents of $51.86 per rentable square foot on the 625,620 square feet of leases signed or commenced during the six months ended June 30, 2009 represented a 20.7% increase over the previously fully escalated rents.  The average lease term was 8.2 years and average tenant concessions were 3.5 months of free rent with a tenant improvement allowance of $37.04 per rentable square foot.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$29.9	$37.2	$(7.3)	(19.6)%
Investment and preferred equity income	32.4	41.8	(9.4)	(22.5)
Other income	29.4	56.0	(26.6)	(47.5)
Total	$91.7	$135.0	$(43.3)	(32.1)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Gramercy ($10.1 million), 388 Greenwich Street ($4.4 million), 1250 Broadway ($2.4 million) and 717 Fifth Avenue ($1.3 million).   This was partially offset by higher net income contributions primarily from our investments in 1515 Broadway ($5.6 million), 16 Court Street ($0.9 million), 21 West 34th Street ($0.4 million) and the Meadows ($0.5 million).  Occupancy at our joint venture properties was 94.7% at June 30, 2008, 95.0% at December 31, 2008 and 94.8% at June 30, 2009.  At June 30, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 12.0% and 3.6% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.1% of the space leased at our joint venture properties expires during the remainder of 2009.

The increase in loan loss reserves was primarily due to the realized loss on the sale of a structured finance investment (approximately $38.4 million) in 2009 as well as additional reserves on loans being held to maturity.

Investment and preferred equity income decreased during the current six month period when compared to the same period in the prior year.  The weighted average investment balance outstanding and weighted average yields were $677.2 million and 8.7%, respectively, for 2009 compared to $794.9 million and 10.0%, respectively, for 2008.  The decrease was primarily due to the sale of structured finance investments as well as certain loans being placed on non-accrual status after June 30, 2008 and in 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in other income was primarily due to reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy (approximately $2.1 million).  In addition, in 2008, we earned an incentive distribution upon the sale of 1250 Broadway (approximately $25.0 million) as well as an advisory fee paid to us in connection with Gramercy closing its acquisition of AFR (approximately $6.6 million).  This was partially offset by the recognition of an incentive fee (approximately $4.8 million) upon the final resolution of our original Bellemead investment in 2009.

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$107.9	$108.4	$(0.5)	(0.5)%
Real estate taxes	73.7	65.3	8.4	12.9
Ground rent	16.1	16.1	—	—
Total	$197.7	$189.8	$7.9	4.2%

Same-Store Properties	$189.2	$180.7	$8.5	4.7%
Acquisitions	1.6	1.9	(0.3)	(15.8)
Other	6.9	7.2	(0.3)	(4.2)
Total	$197.7	$189.8	$7.9	4.2%

Same-Store Properties operating expenses increased approximately $0.1 million.  There were increases in payroll expenses ($0.4 million), utilities ($0.3 million) and ground rent ($0.4 million).  This was partially offset by a decrease in repairs and maintenance ($0.7 million) and various other costs ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($8.3 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense	$120.2	$152.8	$(32.6)	(21.3)%
Depreciation and amortization expense	110.0	108.1	1.9	1.8
Loan loss reserves	107.6	5.0	102.6	2,052.0
Marketing, general and administrative expense	35.9	49.9	(14.0)	(28.1)
Total	$373.7	$315.8	$57.9	18.3%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes.  The weighted average interest rate decreased from 5.19% for the six months ended June 30, 2008 to 4.34% for the six months ended June 30, 2009.  As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.7 billion during the six months ended June 30, 2008 compared to $5.3 billion during the six months ended June 30, 2009.

Marketing, general and administrative expenses represented 6.9% of total revenues in 2009 compared to 9.2% in 2008.  The decrease is primarily due to reduced stock-based compensation costs in 2009.

Liquidity and Capital Resources

We are currently experiencing a global economic downturn and credit crunch. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders, continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. In the few instances in which debt is available, it is at a cost much higher than in the recent past.

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements and leasing costs and for structured finance investments during the next twelve months and beyond will include:

(1)                  cash flow from operations;

(2)                  cash on hand;

(3)                  borrowings under our 2007 unsecured revolving credit facility;

(4)                  other forms of secured or unsecured financings;

(5)                  net proceeds from divestitures of properties and redemptions, participations and dispositions of structured finance investments; and

(6)                  proceeds from issuances of common or preferred equity or debt by us or our operating partnership (including issuances of limited partnership units in our operating partnership and trust preferred securities).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs.  Additionally, we believe that our joint venture investment programs will continue to serve as a source of capital.

Our combined aggregate principal maturities of our property mortgages, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$14,471	$134,237	$267,455	$150,641	$451,251	$1,552,030	$2,570,085
Corporate obligations	—	135,336	123,607	1,608,893	—	524,710	2,392,546
Joint venture debt	12,127	460,512	172,667	33,668	1,113	1,208,811	1,888,898
Total	$26,598	$730,085	$563,729	$1,793,202	$452,364	$3,285,551	$6,851,529

As of June 30, 2009, we had approximately $676.8 million of cash on hand. This includes approximately $387.3 million we raised as part of an equity offering of our common stock in May 2009. In June 2009, we further reduced the dividend on our common stock from an annualized rate of $1.50 per share to $0.40 per share. In addition, we expect to generate positive cash flow from operations for the foreseeable future. We also have the ability to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee we will be able to access this capital.  Management currently believes that these sources of liquidity, along with potential refinancing opportunities for secured debt and continued repurchases of our senior unsecured notes at discounted prices, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

We also have investments in several real estate joint ventures with various partners who we consider to be financially stable and who have the ability to fund a capital call when needed. Most of our joint ventures are financed with non-recourse debt. We believe that property level cash flows along with unfunded committed indebtedness and proceeds from the refinancing of outstanding secured indebtedness will be sufficient to fund the capital needs of our joint venture properties.

We continue to monitor closely the financial viability of our largest tenant, Citigroup, which accounted for approximately 9.1% of our annualized rent as of June 30, 2009, paying particular attention to the potentially negative effects of its capital position and reductions in its headcount on its tenancy in our portfolio.  During 2008 and 2009, Citigroup benefited from substantial U.S. government financial investments, including (i) raising capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock issued to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering certain of Citigroup assets, and (iii) issuing senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation.  In 2009, Citigroup announced an exchange offer of its common stock for up to a total of $27.5 billion of its existing preferred securities and trust preferred securities and subsequently expanded the exchange offer by $5.5 billion to a total of $33 billion.  The U.S. government will also participate in the exchange offer in an amount equal to the participation of all other investors, up to a maximum of $25 billion of the Citigroup preferred stock held by it. All remaining preferred stock held by the U.S. government that is not converted to common stock in the exchange offer will be exchanged for newly issued 8% trust preferred securities. These actions help assure us that Citigroup will continue to be a meaningful contributor to our operating cash flow in the future

We believe that these actions by Citigroup and the U.S. government have served to bolster Citigroup’s viability as a tenant and significantly mitigated its short term capital needs.  In addition, while Citigroup has reduced its overall employee base, it has begun to relocate personnel from other New York City properties not owned by us into the two properties where we have the largest exposure to Citigroup, 388-390 Greenwich Street, Manhattan and One Court Square in Queens.  Both of these properties are held in joint ventures, however, thereby reducing our exposure to Citigroup from what it would have been had we been the sole owner of these properties.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents were $676.8 million and $53.6 million at June 30, 2009 and 2008, respectively, representing an increase of $623.2 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$152,374	$137,598	$14,776
Net cash provided by (used in) investing activities	$25,170	$345,996	$(320,826)
Net cash (used in) provided by financing activities	$(227,665)	$(475,991)	$248,326

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2009 our portfolio was 94.8% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2009, when compared to the six months ended June 30, 2008, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$86,304
Escrow cash-capital improvements/acquisition deposits	(9,103)
Joint venture investments	6,090
Distributions from joint ventures	(403,036)
Proceeds from sales of real estate	(126,926)
Structured finance and other investments	125,845

We generally fund our investment activity through free cash flow, property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the six months ended June 30, 2009, when compared to the six months ended June 30, 2008, we generated cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(596,610)
Repayments under our debt obligations	367,140
Proceeds from issuance of common stock	387,324
Noncontrolling interests, contributions in excess of distributions	(18,270)
Other financing activities	(8,348)
Repurchases of common stock	68,056
Dividends paid	49,034

Capitalization

As of June 30, 2009, we had 76,819,854 shares of common stock, 2,336,477 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In May 2009, we sold 19,550,000 shares of our common stock.  The net proceeds from this offering (approximately $387.3 million) was used to repurchase unsecured debt and for other corporate purposes.

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

During the six months ended June 30, 2009 and 2008, approximately 20 and 1,900 shares were issued and approximately $500 and $160,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award in accordance with SFAS 123-R.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500, $59,000, $57,500 and $115,000 related to this plan was recorded during the three and six months ended June 30, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.6 million, $1.2 million, $0.7 million and $1.2 million of compensation expense during the three and six months ended June 30, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period in accordance with SFAS 123-R.  We recorded approximately $0.1 million, $0.2 million, $0.6 million and $1.3 million of compensation expense during the three and six months ended June 30, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.

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

During the six months ended June 30, 2009, approximately 20,435 phantom stock units were earned.  As of June 30, 2009, there were approximately 42,947 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2009, approximately 11,657 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At June 30, 2009, approximately 3.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.6 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At June 30, 2009, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.9 billion) represented 76.8% of our combined market capitalization of approximately $8.9 billion (based on a common stock price of $22.94 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2009).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt.  This ratio has increased significantly compared to 2008 primarily due to the significant decrease in our stock price in 2008 and 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2009 and December 31, 2008, respectively (dollars in thousands):

Debt Summary:	June 30, 2009	December 31, 2008
Balance
Fixed rate	$3,277,388	$3,953,268
Variable rate — hedged	60,000	60,000
Total fixed rate	3,337,388	4,013,268
Variable rate	1,350,549	1,427,677
Variable rate—supporting variable rate assets	274,694	175,428
Total variable rate	1,625,243	1,603,105
Total	$4,962,631	$5,616,373

Percent of Total Debt:
Total fixed rate	67.3%	71.5%
Variable rate	32.7%	28.5%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.65%	5.37%
Variable rate	1.54%	4.05%
Effective interest rate	4.31%	5.24%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.31% and 2.46% at June 30, 2009 and 2008, respectively).  Our consolidated debt at June 30, 2009 had a weighted average term to maturity of approximately 5.8 years.

Certain of our structured finance investments, totaling approximately $281.4 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2009.

Mortgage Financing

As of June 30, 2009, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.95% and $265.7 million of variable rate debt with an effective weighted average interest rate of approximately 2.68%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $1.4 billion outstanding at June 30, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced at June 30, 2009 by the issuance of approximately $21.6 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Term Loans

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,710	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	135,336	4.00%	20	June 15, 2025
March 26, 2007 (4)	189,393	3.00%	20	March 30, 2027
	$873,046

(1)             Assumed as part of the Reckson Merger.

(2)             During the six months ended June 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

(3)             Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the six months ended June 30, 2009, we repurchased approximately $47.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.2 million.

(4)             In March 2007, we issued $750.0 million of these convertible notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.  During the six months ended June 30, 2009, we repurchased approximately $388.3 million of these bonds and realized net gains on early extinguishment of debt of approximately $73.4 million.

(5)             Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Reckson Merger, matured and were redeemed at par.

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

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2009 would increase our annual interest cost by approximately $16.2 million and would increase our share of joint venture annual interest cost by approximately $7.0 million, respectively.

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

Approximately $3.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2009 ranged from LIBOR plus 75 basis points to LIBOR plus 275 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of June 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$14,471	$134,237	$267,455	$150,641	$451,251	$1,552,030	$2,570,085
Revolving Credit Facility	—	—	—	1,419,500	—	—	1,419,500
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	135,336	123,607	189,393	—	424,710	873,046
Capital lease	708	1,451	1,555	1,555	1,555	47,206	54,030
Ground leases	16,017	31,593	29,469	28,719	28,719	617,418	751,935
Estimated interest expense	110,126	209,074	176,316	148,227	131,135	408,042	1,182,920
Joint venture debt	12,127	460,512	172,667	33,668	1,113	1,208,811	1,888,898
Total	$153,449	$972,203	$771,069	$1,971,703	$613,773	$4,358,217	$8,840,414

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

Capital Expenditures

We estimate that for the six months ending December 31, 2009, we will incur approximately $51.7 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $12.8 million.  We expect to fund these capital expenditures with operating cash flow, property level financing and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $30.7 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $4.3 million, $7.7 million, $3.4 million and $7.0 million for the three and six months ended June 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $84,000, $179,000, $90,000 and $182,000 for the three and six months ended June 30, 2009 and 2008, respectively.

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

FFO for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to SL Green common stockholders	$12,543	$134,191	$45,310	$255,469
Add:
Depreciation and amortization	55,186	54,685	109,984	108,119
Discontinued operations depreciation adjustments	—	1,715	—	4,219
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	9,322	11,381	20,587	19,556
Net income attributable to noncontrolling interests	4,065	8,840	8,862	17,050
Loss (gain) on equity investment in marketable securities	(126)	—	681	—
Less:
Gain on sale of discontinued operations	—	—	(6,572)	(110,232)
Net (gain) loss on sale of interest in unconsolidated joint venture property/ real estate	2,693	(93,481)	(6,848)	(93,481)
Depreciation on non-rental real estate assets	(170)	(234)	(374)	(456)
Funds from Operations	$83,513	$117,097	$171,630	$200,244
Cash flows provided by operating activities	$96,925	$117,221	$152,374	$137,598
Cash flows provided by investing activities	$28,406	$304,104	$25,170	$345,996
Cash flows provided by (used in) financing activities	$117,783	$(414,551)	$(227,665)	$(475,991)

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

Subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we determined that our consolidated statement of cash flows for the period ended March 31, 2009 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 should be restated.  The restatement, which was made in the Quarterly Report on Form 10-Q/A, filed on May 11, 2009, was a result of a material weakness in internal control over financial reporting as the control over the proper classification of the gain on early extinguishment of debt as to whether it was an operating or financing activity did not operate effectively. We believe that as of June 30, 2009 we have remediated this weakness through additional review procedures.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting other than as noted above.

PART II

OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

As of June 30, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.

RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

	None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2009, we held our annual meeting of stockholders (the “Meeting”) in New York, New York for the purpose of: (i) electing two Class III directors to serve on our Board of Directors until our 2012 annual meeting of stockholders and until their successors are duly elected and qualified; and (ii) ratifying the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. The total number of shares of common stock entitled to vote at the Meeting was 57,258,756, of which 51,685,830 shares, or 90.27%, were present in person or by proxy.

	The results of the meeting were as follows:

	Name of Class III Nominee	For	Against	Withheld

	Stephen L. Green	48,729,424	—	2,956,406
	John H. Alschuler, Jr.	46,282,909	—	5,402,921

There was no solicitation in opposition to the foregoing nominees by stockholders. The terms of office for Edwin T. Burton, III, our Class I director, and John Levy and Marc Holliday, our Class II directors, continued after the Meeting.

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved by our stockholders with 51,248,263 votes “For,” 332,660 votes “Against” and 104,907 votes “Abstained,” none of which such Abstentions were actually broker non-votes that were treated as Abstentions (as discussed in our proxy statement dated April 30, 2009, or the Proxy Statement).

Further information regarding the proposals is contained in our Proxy Statement.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)          Exhibits:

10.1

Securities Transfer Agreement, dated as of April 24, 2009, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., GKK Manager Member Corp. and, with respect to certain sections, SL Green Realty Corp., incorporated by reference to the Company’s Form 8-K dated April 30, 2009, filed with the Commission on April 30, 2009.

10.2

Underwriting Agreement dated May 12, 2009 by and among the Company, SL Green Operating Partnership, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters, incorporated by reference to the Company’s Form 8-K dated May 18, 2009, filed with the Commission on May 18, 2009.

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

Date: August 10, 2009