Form 10-Q
period 2009-09-30
SL GREEN REALTY CORP
filed 2009-11-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

YES ☐  NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 77,223,328 as of October 31, 2009.

SL GREEN REALTY CORP.

PART I.           FINANCIAL INFORMATION

ITEM 1.           Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,378,843	$1,386,090
Building and improvements	5,552,888	5,544,019
Building leasehold and improvements	1,270,294	1,259,472
Property under capital lease	12,208	12,208
	8,214,233	8,201,789
Less: accumulated depreciation	(685,062)	(546,545)
	7,529,171	7,655,244
Assets held for sale	992	184,035
Cash and cash equivalents	634,072	726,889
Restricted cash	91,355	105,954
Investment in marketable securities	53,053	9,570
Tenant and other receivables, net of allowance of $13,683 and $16,898 in 2009 and 2008, respectively	27,884	30,882
Related party receivables	8,585	7,676
Deferred rents receivable, net of allowance of $23,374 and $19,648 in 2009 and 2008, respectively	160,819	145,561
Structured finance investments, net of discount of $24,379 and $18,764 and allowance of $71,666 and $45,766 in 2009 and 2008, respectively	614,466	679,814
Investments in unconsolidated joint ventures	971,111	975,483
Deferred costs, net	138,980	133,052
Other assets	303,446	330,193
Total assets	$10,533,934	$10,984,353

Liabilities
Mortgage notes payable	$2,599,416	$2,591,358
Revolving credit facility	1,374,076	1,389,067
Senior unsecured notes	842,175	1,501,134
Accrued interest payable and other liabilities	44,737	70,692
Accounts payable and accrued expenses	121,875	133,100
Deferred revenue/gain	368,753	427,936
Capitalized lease obligation	16,837	16,704
Deferred land leases payable	17,922	17,650
Dividend and distributions payable	12,006	26,327
Security deposits	40,574	34,561
Liabilities related to assets held for sale	—	106,534
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,538,371	6,415,063

Commitments and Contingencies	—	—
Noncontrolling interests in operating partnership	102,174	87,330

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 80,201 and 60,404 issued and outstanding at September 30, 2009 and December 31, 2008, respectively (including 3,360 shares at both September 30, 2009 and December 31, 2008, held in Treasury, respectively)	802	604
Additional paid-in-capital	3,489,037	3,079,159
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(42,497)	(54,747)
Retained earnings	973,554	979,939
Total SL Green stockholders’ equity	4,366,493	3,950,552
Noncontrolling interests in other partnerships	526,896	531,408
Total equity	4,893,389	4,481,960
Total liabilities and equity	$10,533,934	$10,984,353

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Operations

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental revenue, net	$192,433	$196,762	$579,980	$581,456
Escalation and reimbursement	29,916	32,168	94,935	91,842
Preferred equity and investment income	16,266	31,825	48,697	73,626
Other income	10,988	7,558	40,432	63,473
Total revenues	249,603	268,313	764,044	810,397
Expenses
Operating expenses (including approximately $3,316 and $11,042 (2009) and $3,622 and $10,600 (2008) paid to affiliates)	55,217	60,747	162,423	168,410
Real estate taxes	34,758	31,356	108,027	96,194
Ground rent	7,912	7,709	24,004	23,784
Interest expense, net of interest income	65,366	71,646	182,105	220,747
Amortization of deferred financing costs	3,069	1,599	5,981	4,770
Depreciation and amortization	56,955	53,535	166,307	161,169
Loan loss reserves	16,100	9,150	123,677	14,150
Loss (gain) on equity investment in marketable securities	(52)	—	629	—
Marketing, general and administrative	18,869	20,920	54,736	70,813
Total expenses	258,194	256,662	827,889	760,037
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures and discontinued operations	(8,591)	11,651	(63,845)	50,360
Equity in net income from unconsolidated joint ventures	16,585	12,292	46,486	49,540
Net gain on sale of interest in unconsolidated joint ventures/ real estate	—	9,533	6,848	103,014
Gain on early extinguishment of debt	8,368	—	85,401	—
Income from continuing operations	16,362	33,476	74,890	202,914
Net income (loss) from discontinued operations	60	63	(930)	2,851
Gain (loss) on sale of discontinued operations	(11,829)	—	(5,257)	110,232
Net income	4,593	33,539	68,703	315,997
Net (income) loss attributable to noncontrolling interests in operating partnership	214	(1,180)	(1,488)	(11,416)
Net (income) loss attributable to noncontrolling interests in other partnerships	(2,358)	1,437	(9,518)	(5,377)
Net income attributable to SL Green	2,449	33,796	57,697	299,204
Preferred stock dividends	(4,969)	(4,969)	(14,906)	(14,906)
Net income (loss) attributable to SL Green common stockholders	$(2,520)	$28,827	$42,791	$284,298

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.12	$0.34	$0.63	$1.32
Net income (loss) from discontinued operations, net of noncontrolling interest	—	0.01	(0.01)	0.05
Gain (loss) on sale of discontinued operations, net of noncontrolling interest	(0.15)	—	(0.08)	1.81
Gain on sale of unconsolidated joint ventures/ real estate	—	0.15	0.10	1.70
Net income (loss) attributable to SL Green common stockholders	$(0.03)	$0.50	$0.64	$4.88

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.12	$0.33	$0.63	$1.31
Net income (loss) from discontinued operations	—	0.01	(0.01)	0.05
Gain (loss) on sale of discontinued operations	(0.15)	—	(0.08)	1.80
Gain on sale of unconsolidated joint ventures/ real estate	—	0.15	0.10	1.69
Net income (loss) attributable to SL Green common stockholders	$(0.03)	$0.49	$0.64	$4.85

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$8,907	$19,602	$42,154	$76,539
Discontinued operations	58	61	(899)	2,741
Gain (loss) on sale of discontinued operations	(11,485)	—	(4,930)	105,979
Gain (loss) on sale of unconsolidated joint ventures/ real estate	—	9,164	6,466	99,039
Net income (loss)	$(2,520)	$28,827	$42,791	$284,298

Dividends per share	$0.10	$0.7875	$0.575	$2.3625
Basic weighted average common shares outstanding	76,832	58,113	67,196	58,307
Diluted weighted average common shares and common share equivalents outstanding	79,168	60,716	69,580	60,985

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$979,939	$531,408	$4,481,960

Net income								57,697	9,518	67,215	$67,215
Net unrealized gain on derivative instruments							13,780			13,780	13,780
SL Green’s share of joint venture net unrealized loss on derivative instruments							(2,114)			(2,114)	(2,114)
Unrealized gain on marketable securities							584			584	585
Preferred dividends								(14,906)		(14,906)
Net proceeds from common stock offering			19,550	196	387,034					387,230
Proceeds from stock options exercised			1		30					30
Redemption of units and DRIP proceeds			6		248					248
Reallocation of non controlling interest in the operating partnership								(12,249)		(12,249)
Deferred compensation plan & stock award, net			240	2	527					529
Amortization of deferred compensation plan					22,039					22,039
Cash distributions to noncontrolling interests									(14,030)	(14,030)
Cash distribution declared ($0.575 per common share of which none represented a return of capital for federal income tax purposes)								(36,927)		(36,927)

Balance at September 30, 2009	$151,981	$96,321	76,841	$802	$3,489,037	$(302,705)	$(42,497)	$973,554	$526,896	$4,893,389	$79,466

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$68,703	$315,997
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,996	172,191
(Gain) loss on sale of discontinued operations	5,257	(110,232)
Equity in net income from unconsolidated joint ventures	(46,486)	(49,540)
Net gain on sale of unconsolidated joint ventures/ real estate	(6,848)	(103,014)
Distributions of cumulative earnings from unconsolidated joint ventures	28,890	58,404
Loan loss reserves	123,677	14,150
Loss on equity investment in marketable securities	629	—
Gain on early extinguishment of debt	(85,401)	—
Deferred rents receivable	(19,132)	(30,206)
Other non-cash adjustments	1,163	12,448
Changes in operating assets and liabilities:
Restricted cash – operations	19,878	(2,851)
Tenant and other receivables	6,210	4,997
Related party receivables	(909)	2,625
Deferred lease costs	(15,497)	(26,849)
Other assets	(27,601)	(24,972)
Accounts payable, accrued expenses and other liabilities	(6,441)	(31,042)
Deferred revenue and land leases payable	(4,276)	11,232
Net cash provided by (used in) operating activities	214,812	213,338
Investing Activities
Acquisitions of real estate property	(8,340)	(67,751)
Additions to land, buildings and improvements	(62,815)	(92,234)
Escrowed cash – capital improvements/acquisition deposits	(5,837)	1,064
Investments in unconsolidated joint ventures	(14,522)	(24,050)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	26,631	448,305
Net proceeds from disposition of real estate/ partial interest in property	27,946	152,933
Other investments	(41,082)	(6,892)
Structured finance and other investments net of repayments/participations	40,606	(144,566)
Net cash provided by (used in) investing activities	(37,413)	266,809
Financing Activities
Proceeds from mortgage notes payable	186,399	161,577
Repayments of mortgage notes payable	(159,824)	(19,316)
Proceeds from revolving credit facility and senior unsecured notes	30,433	1,560,986
Repayments of revolving credit facility and senior unsecured notes	(626,207)	(1,257,302)
Net proceeds from sale of common stock	387,230	—
Proceeds from stock options exercised	278	7,292
Purchases of Treasury Stock	—	(116,608)
Distributions to noncontrolling interests in other partnerships	(14,030)	(24,689)
Contributions from noncontrolling interests in other partnerships	—	38,382
Distributions to noncontrolling interests in operating partnership	(1,985)	(5,525)
Dividends paid on common and preferred stock	(65,574)	(152,189)
Deferred loan costs and capitalized lease obligation	(6,936)	(7,572)
Net cash provided by (used in) financing activities	(270,216)	185,036
Net (decrease) increase in cash and cash equivalents	(92,817)	665,183
Cash and cash equivalents at beginning of period	726,889	45,964
Cash and cash equivalents at end of period	$634,072	$711,147

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of September 30, 2009, noncontrolling investors held, in the aggregate, a 2.9% limited partnership interest in the operating partnership.

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

As of September 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	95.6%
	Unconsolidated properties	8	9,429,000	95.7%

Suburban	Consolidated properties	25	3,863,000	87.3%
	Unconsolidated properties	6	2,941,700	94.5%
		60	30,015,900	94.5%

(1) The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 377,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

September 30, 2009

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

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority.  Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced.  This guidance is effective for financial statements issued for interim and annual periods ending September 15, 2009. We have implemented the Codification in this quarterly report.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us or entities which are variable interest entities in which we are the primary beneficiary.  See Note 5, Note 6 and Note 7.  Entities which we do not control and entities which are variable interest entities, but where we are not the primary beneficiary are accounted for under the equity method.  We have two variable interest entities for which we are considered to be the primary beneficiary as a result of loans we made to our joint venture partner to fund our partner’s equity in the joint venture.  The interest that we do not own is included in “Noncontrolling Interests in Other Partnerships” on the balance sheet.  All significant intercompany balances and transactions have been eliminated.

Effective January 1, 2009, we revised the presentation of noncontrolling interests in our consolidated financial statements.  A noncontrolling interest in a consolidated subsidiary is defined as “the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent”.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet.  In addition, the presentation of net income was modified by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

•                  We have reclassified the noncontrolling interests of other consolidated partnerships from the mezzanine section of our balance sheet to equity. This reclassification totaled approximately $531.4 million as of December 31, 2008.

•                  Noncontrolling interests of our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification. The redemption feature requires the delivery of cash or shares of stock. See Note 13.

•                  Net income attributable to noncontrolling interests of our operating partnership and of other consolidated partnerships is no longer included in the determination of net income. We reclassified prior year amounts to reflect this requirement. The adoption of this standard had no effect on our earnings per share.

•                  We adjust the noncontrolling interests of our operating partnership each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value. Net income is allocated to the noncontrolling partners of our operating partnership based on their weighted average ownership percentage during the period.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.  We do not believe that the value of any of our consolidated rental properties or equity investments in rental properties was impaired at September 30, 2009 and December 31, 2008.

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

As a result of our evaluations of acquisitions made, we recognized an increase of approximately $6.0 million, $16.5 million, $7.3 million and $16.8 million in rental revenue for the three and nine months ended September 30, 2009 and 2008, respectively, for the amortization of aggregate below-market rents in excess of above-market rents and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages of approximately $0.3 million, $2.4 million, $1.7 million and $5.1 million for the three and nine months ended September 30, 2009 and 2008, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases).  Amounts in thousands:

	September 30, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(89,556)	(60,074)
Net	$147,038	$176,520

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(148,031)	(101,585)
Net	$332,739	$379,185

Investment in Marketable Securities

We may invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as trading at this time. Securities available-for-sale are reported at fair value, based on Level 1 information pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss, while securities and investments held to maturity are reported at amortized cost. Unrealized losses that are determined to be other-than-temporary are recognized in earnings. At September 30, 2009, we held approximately $53.1 million of marketable securities which were designated as available-for-sale. We recorded a net unrealized gain of approximately none and $0.6 million in accumulated other comprehensive loss during the three and nine months ended September 30, 2009.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral, as reduced by selling costs.  Any deficiency between the carrying amount of an asset and the net sales price of repossessed collateral is charged to expense.  We recorded approximately none, $54.6 million, $9.2 million and $14.2 million in loan loss reserves and charge offs during the three and nine months ended September 30, 2009 and 2008, respectively, on investments being held to maturity.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale.  In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. During the quarter ended September 30, 2009, we reclassified loans with a net carrying value of approximately $56.7 million from held for sale to held to maturity.  As of September 30, 2009, loans with a net carrying value of approximately $1.0 million had been designated as assets held for sale. We recorded a mark-to-market adjustment of approximately $16.1 million and $69.1 million against our held for sale investments during the three and nine months ended September 30, 2009, respectively.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $0.7 million and $0.3 million in Federal, state and local tax expense during the nine months ended September 30, 2009 and 2008, respectively, of which $0.8 million and $0.6 million, respectively, had been paid.

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, which is more fully described in Note 12.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants during the nine months ended September 30, 2009 and 2008.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.2% of our annualized rent, no other tenant in our portfolio accounts for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at September 30, 2009.  Approximately 7%, 6%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended September 30, 2009.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the nine months ended September 30, 2009.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations as well as apply the revised interpretation of accounting for convertible debt investments (see below) and the presentation of noncontrolling interests.

Accounting Standards Updates

In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption of this standard. The adoption of this standard on January 1, 2009 did not have a material impact on our historical financial statements.

In May 2008, the FASB clarified its guidance on accounting for convertible debt instruments that may be settled in cash upon conversion.  The issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion is required to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The resulting debt discount will be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  This amount

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

(before netting) will increase in subsequent reporting periods through the first optional redemption date as the debt accretes to its par value over the same period. This amendment is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption was not permitted. Upon adoption, companies are required to retrospectively apply the requirements of the pronouncement to all periods presented.  Adoption of this amendment had the following impact on our consolidated financial statements (in thousands):

	December 31, 2008 As Reported	December 31, 2008 As Restated
Senior unsecured notes	$1,535,948	$1,501,134
Total liabilities	6,449,875	6,415,063
Additional paid-in-capital	2,999,456	3,079,159
Retained earnings	1,023,071	979,939

	Three Months Ended September 30, 2008 As Reported	Three Months Ended September 30, 2008 As Restated	Nine Months Ended September 30, 2008 As Reported	Nine Months Ended September 30, 2008 As Restated
Interest expense	$69,118	$74,054	$214,563	$229,164
Net income attributable to SL Green common stockholders	$33,572	$28,827	$298,334	$284,298
Net income per share attributable to common stockholders - basic	$0.58	$0.50	$5.12	$4.88
Net income per share attributable to common stockholders - diluted	$0.58	$0.49	$5.09	$4.85

The FASB provided guidance to addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method.  We adopted this guidance on January 1, 2009. It did not have a material effect on our consolidated financial statements.

In April 2009, the FASB updated its disclosure requirements to require disclosure about fair value of financial instruments in interim financial statements. This revision was effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We included the disclosures required under this standard in Note 16.

In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This update also provides additional guidance on circumstances that may indicate that a transaction is not orderly. Additional disclosures about fair value measurements in annual and interim reporting periods are also required. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.  This guidance was effective on January 1, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance. This guidance is effective January 1, 2010, with early adoption prohibited. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. While we are evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statement.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

3.  Property Acquisitions

We did not acquire any real estate during the nine months ended September 30, 2009.

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

In August 2009, we sold the property located at 399 Knollwood Road, Westchester, for $20.7 million.  The property is approximately 145,000 square feet and is encumbered by an $18.5 million mortgage.  We recognized a loss on the sale of approximately $11.4 million.

At September 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, 55 Corporate Drive, NJ, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6), and 399 Knollwood, CT, which was sold in August 2009.

The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the three and nine months ended September 30, 2009 and 2008 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Rental revenue	$665	$8,958	$2,905	$27,215
Escalation and reimbursement revenues	47	1,501	316	3,803
Other income	—	6,327	6,517	24,536
Total revenues	712	16,786	9,738	55,554
Operating expense	221	2,503	1,010	6,732
Real estate taxes	150	1,469	580	4,690
Interest	204	3,917	1,071	14,489
Marketing, general and administrative	—	5,723	7,299	16,359
Depreciation and amortization	77	1,314	708	5,708
Total expenses	652	14,926	10,668	47,978
Income (loss) from discontinued operations before gains on sale and noncontrolling interests	60	1,860	(930)	7,576
(Loss) gain on sale of discontinued operations	(11,829)	(260)	(5,257)	109,972
Noncontrolling interest in other partnerships	—	(1,537)	—	(4,465)
Net income (loss) from discontinued operations	$(11,769)	$63	$(6,187)	$113,083

5.  Structured Finance Investments

During the nine months ended September 30, 2009 and 2008, our structured finance and preferred equity investments, including investments classified as held-for-sale, (net of discounts) increased approximately $61.0 million and $230.2 million, respectively, due to originations, purchases and accretion of discount.  There were approximately $193.5 million and $108.5 million in repayment, participations, sales and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

As of September 30, 2009 and December 31, 2008, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.7% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Other Loan (1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan (1)(2)(13)	—	—	—	95,626	December 2020
Mezzanine Loan (1)	60,000	235,000	58,488	58,349	February 2016
Mezzanine Loan (1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan (1)	35,000	165,000	38,856	38,332	October 2016
Mezzanine Loan (1)(3)(9)(10)(11)	75,000	4,244,434	70,092	70,092	December 2016
Other Loan (1)(5)(9)(11)	5,000	—	5,350	5,350	May 2011
Whole Loan (2)(3)	9,815	—	9,599	10,126	February 2010
Mezzanine Loan (1)(2)(4)(9)	25,000	314,319	25,933	27,742	January 2013
Mezzanine Loan (1)	16,000	90,000	15,690	15,670	August 2017
Mezzanine Loan (3)(15)	41,398	221,549	40,938	40,171	August 2009
Other Loan (1)	1,000	—	1,000	1,000	January 2010
Other Loan	500	—	500	500	December 2009
Junior Participation (1)(6)(9)(11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan (1)(12)	67,000	1,139,000	82,337	75,856	March 2017
Mezzanine Loan (9)(16)(17)	23,145	365,000	35,070	24,961	July 2010
Mezzanine Loan (3)(9)(14)	—	—	—	46,372	—
Mezzanine Loan (3)(9)(11)(17)	22,644	7,099,849	—	23,847	June 2009
Junior Participation (1)(9)	11,000	53,000	11,000	11,000	November 2009
Junior Participation (7)(9)	12,000	61,250	10,875	10,875	June 2010
Junior Participation (9)(11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation (8)	50,000	2,397,770	48,020	48,709	April 2010
Mezzanine Loan (3)	90,000	325,000	102,686	92,325	July 2010
Whole Loan (1)(3)	9,375	—	9,898	9,324	February 2015
Junior Participation	11,700	225,000	12,113	—	January 2012
Loan loss reserve (9)	—	—	(101,866)	(74,666)	—
	$618,214	$17,199,369	$520,883	$675,865

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.
(5)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008.

(6)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(7)	This loan was extended for two years to June 2010.
(8)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(10)	This investment was classified as held for sale at September 30, 2009.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.
(13)	This loan was sold in June 2009, resulting in a realized loss of approximately $38.4 million. This realized loss is included in loan loss reserves.
(14)	As part of a restructuring, this mezzanine loan was converted to preferred equity in July 2009. This investment had been classified as held for sale at December 31, 2008.
(15)

This loan is in default as it was not repaid upon maturity. We have been designated as special servicer for this loan and have taken over management and leasing of the property under a forbearance agreement. We have begun foreclosure proceedings and expect to recover the full carrying value of our investment.

(16)	We acquired Gramercy’s interest in this investment in July 2009 for approximately $16.0 million.
(17)	This loan was classified as held for sale at June 30, 2009, but as held-to-maturity at September 30, 2009.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Preferred Equity Investments

As of September 30, 2009 and December 31, 2008, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 7.7% (in thousands):

Type	Gross Investment	Senior Financing	2009 Amount Outstanding	2008 Amount Outstanding	Initial Mandatory Redemption
Preferred equity (1)(3)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity (1)(2)(3)(6)(7)	51,000	210,868	40,925	51,000	February 2014
Preferred equity (3)(5)	34,120	88,000	31,178	30,268	March 2010
Preferred equity (4)	44,733	990,635	46,372	—	August 2012
Loan loss reserve (3)	—	—	(38,900)	(24,250)	—
	$144,853	$3,639,503	$94,575	$72,018

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

(4)    This loan was converted from a mezzanine loan to preferred equity in July 2009.

(5)    This investment is on non-accrual status.

(6)    The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(7)    This investment was classified as held for sale at June 30, 2009, but as held-to-maturity at September 30, 2009. The reserve taken against this loan is being accreted up to the face amount through the maturity date.

The following table is a rollforward of our total loan loss reserves at September 30, 2009 and December 31, 2008 (in thousands):

	2009	2008
Balance at beginning of year	$98,916	$—
Expensed	123,677	101,166
Charge-offs	(81,827)	(2,250)

Balance at end of period	$140,766	$98,916

At September 30, 2009 and December 31, 2008, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where our minority partner approves the annual budget, receives a detailed monthly reporting package from us, meets with us on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

The table below provides general information on each joint venture as of September 30, 2009 (in thousands):

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

(2)         We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 15.1% of the property’s annualized rent at September 30, 2009. We do not manage this joint venture.

(3)         Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end between 2009 and 2015, represents approximately 77.6% of this joint venture’s annualized rent at September 30, 2009.

(4)         Effective November 2006, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary. Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(5)         We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members had the right to re-acquire approximately 4% of the property’s equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(6)         Effective April 2007, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary. Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

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

(11)       Effective May 2008, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary. Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(12)       Effective August 2008, we deconsolidated this investment. As a result of the sale of 80% of our interest, we were no longer the primary beneficiary.

(13)       Effective September 2008, we deconsolidated this investment. As a result of the recapitalization of the property, the joint venture was no longer a VIE.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2009 and their corresponding balance at December 31, 2008, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate (1)	2009	2008

1221 Avenue of the Americas (2)	12/2010	2.93%	$170,000	$170,000
1515 Broadway (3)	11/2010	1.18%	$625,000	$625,000
100 Park Avenue (4)	09/2014	6.64%	$200,000	$175,000
379 West Broadway	01/2010	1.93%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.28%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.63%	$85,478	$84,527
388 and 390 Greenwich Street (5)	12/2017	5.09%	$1,138,379	$1,138,379
16 Court Street	10/2010	1.88%	$88,361	$83,658
27-29 West 34th Street (6)	05/2011	1.94%	$55,000	$38,596
1551-1555 Broadway (7)	10/2011	2.25%	$133,600	$106,222
717 Fifth Avenue (8)	09/2011	5.25%	$245,000	$245,000

(1)       Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2009.

(2)       This loan has an interest rate based on the 30-day LIBOR plus 75 basis points.  $65.0 million of this loan has been hedged through December 2010.  The hedge fixed the LIBOR rate at 4.8%.

(3)       The interest only loan carries an interest rate of 90 basis points over the 30-day LIBOR.  The mortgage was subject to a one-year as-of-right renewal option.  The joint venture extended this loan for another year.

(4)       This loan was refinanced in September 2009, and replaced a $175.0 million construction loan which was scheduled to mature in November 2015 and which carried a fixed interest rate of 6.52%.  The new loan has a committed amount of $215.0 million.

(5)       Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.

(6)       This construction facility had a committed amount of $55.0 million.  This loan was fully funded in September 2009.

(7)       This construction loan had a committed amount of $138.6 million.  This loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.

(8)       This loan has a committed amount of $285.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.8 million, $16.0 million, $3.4 million and $12.9 million from these services for the three and nine months ended September 30, 2009, and 2008, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

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

Gramercy Capital Corp.

In April 2004, we formed Gramercy.  Gramercy is an integrated commercial real estate specialty finance and property investment company.  Gramercy’s commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities.  Gramercy’s property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.  During the term of the origination agreement between Gramercy and us, which was terminated as of April 24, 2009 in connection with Gramercy’s internalization of GKK Manager LLC, or the Manager, (our former wholly-owned subsidiary was the external manager to Gramercy) which we refer to as the GKK Internalization, we had the right to purchase up to 25% of the shares in any future offering of Gramercy’s common stock in order to maintain our percentage ownership interest in Gramercy.  At September 30, 2009, we held 6,219,370 shares, or approximately 12.47% of Gramercy’s common stock.  Our total investment had a net book value of zero at September 30, 2009.  The market value of our common stock investment in Gramercy was approximately $15.1 million at September 30, 2009.  Gramercy is a variable interest entity, but we are not the primary beneficiary.  Due to the significant influence we had over Gramercy as of September 30, 2009, we accounted for our investment under the equity method of accounting.

In connection with Gramercy’s initial public offering, the Manager, which at the time was an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights.  In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy’s board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  Prior to the GKK Internalization, Gramercy paid the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders’ equity (as defined in the management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates.  In addition, Gramercy also paid the Manager a collateral management fee (as defined in the management agreement).  In connection with any and all collateralized debt obligations, or CDOs, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provided for a collateral manager to be retained, the Manager with respect to such CDOs and other securitization vehicles, received management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds.  For the purposes of the management agreement, a “managed transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a “managed non-transitional” CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both “managed transitional” and “managed non-transitional” CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures.  In connection with the closing of Gramercy’s first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes.  The collateral management agreement provided for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance.  Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy’s board of directors had allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy.  The senior collateral management fee and balance of the subordinate collateral management fee was allocated to Gramercy.  For the three and nine months ended September 30, 2009 and 2008 we received an aggregate of approximately none, none, $6.0 million and $15.9 million, respectively, in fees under the management agreement and none, none, none and $2.6 million, respectively, under the collateral management agreement.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

Prior to the GKK Internalization, to provide an incentive for the Manager to enhance the value of Gramercy’s common stock, we, along with the other holders of Class B limited partner interests in Gramercy’s operating partnership, were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  We recorded distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts became probable and reasonably estimable in accordance with Gramercy’s amended and restated partnership agreement as if such agreement had been terminated on that date.  We earned approximately none, none, none and $5.1 million under this agreement for the three and nine months ended September 30, 2009 and 2008, respectively.   During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligated Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders to Gramercy and its subsidiaries to the GKK Internalization.  Consent was received by Gramercy and the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partner interests were waived since July 1, 2008.  Due to the control we had over the Manager prior to the GKK Internalization, we consolidated the accounts of the Manager into ours.

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

In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  We recorded compensation expense of approximately none, none, $0.3 million and $1.4 million for the three and nine months ended September 30, 2009 and 2008, respectively, related to these awards.  The officers and employees who received the awards owned 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager.  During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager.  Pursuant to an agreement dated December 30, 2008, all the Class B limited partner interests and the remaining 15.6% interest in the Manager were transferred to us.  On April 24, 2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us for no consideration.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to us of 0.05% of the book value of all Gramercy’s credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2009 and 2008, the Manager received an aggregate of approximately none, $1.0 million, $2.0 million and $5.4 million, respectively, under the outsourcing and asset servicing agreements.  On October 27, 2008, the Manager and SLG Gramercy Services LLC (the “Servicer”) entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006.  On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

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

All fees earned from Gramercy are included in Other Income in the Consolidated Statements of Operations.

Effective May 2005 and June 2009, Gramercy entered into lease agreements with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY.  The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten.  The second lease is approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per annum for year one increasing to $42,800 per annum in year six.

Gramercy holds tenancy-in-common interests along with us in 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

One of our affiliates held an investment in Gramercy’s preferred stock with a book value of approximately $0.4 million at September 30, 2009.

In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of approximately $1.3 billion of AFR secured debt. We provided $50.0 million of financing as part of an $850.0 million loan to Gramercy in connection with this acquisition (See note 5).  As a result of this acquisition, the Board of Directors of Gramercy awarded 644,787 restricted shares of Gramercy’s common stock to us, subject to a one-year vesting period, in respect of services rendered.  We recognized income of approximately $6.6 million from these shares, which was recorded in other income in the accompanying statements of operations.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

The condensed combined balance sheets for the unconsolidated joint ventures, including estimates for Gramercy, at September 30, 2009 and December 31, 2008, are as follows (in thousands):

	2009	2008
Assets
Commercial real estate property, net	$9,447,938	$9,739,017
Structured finance investments	2,724,971	3,226,922
Other assets	1,855,992	1,556,593
Total assets	$14,028,901	$14,522,532

Liabilities and members’ equity
Mortgages payable	$6,672,345	$6,768,594
Other loans	2,823,151	3,026,262
Other liabilities	1,498,515	1,458,256
Members’ equity	3,034,890	3,269,420
Total liabilities and members’ equity	$14,028,901	$14,522,532
Company’s net investment in unconsolidated joint ventures	$971,111	$975,483

The condensed combined statements of operations for the unconsolidated joint ventures, including estimates for Gramercy, from acquisition date through September 30, 2009 and 2008, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	$329,752	$356,450	$991,234	$980,351
Operating expenses	74,808	106,970	226,714	272,878
Real estate taxes	30,870	28,772	96,258	79,619
Interest	111,475	136,440	341,580	362,560
Depreciation and amortization	65,364	57,007	203,006	149,841
Other income/ expenses	219,611	—	463,954	—
Total expenses	502,128	329,189	1,331,512	864,898
Net income (loss) before gain on sale	$(172,376)	$27,261	$(340,278)	$115,453
Company’s equity in net income of unconsolidated joint ventures	$16,585	$12,292	$46,486	$49,540

7.  Investment in and Advances to Affiliates

Service Corporation

Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation.  In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation.  Our operating partnership receives substantially all of the cash flow from the Service Corporation’s operations through dividends on its equity interest.  All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate.  This controlling interest gives the affiliate the power to elect all directors of the Service Corporation.  Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity and we are the primary beneficiary.  For the three and nine months ended September 30, 2009 and 2008, the Service Corporation earned approximately $1.1 million, $12.8 million, $3.0 million and $10.0 million of revenue and incurred approximately $3.2 million, $8.7 million, $2.8 million and $8.7 million in expenses, respectively.  Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

September 30, 2009

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

8.  Deferred Costs

Deferred costs at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Deferred financing	$67,604	$63,262
Deferred leasing	159,077	146,951
	226,681	210,213
Less accumulated amortization	(87,701)	(77,161)
	$138,980	$133,052

9.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at September 30, 2009 and December 31, 2008, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2009	2008
711 Third Avenue (1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue (1)(8)	09/2016	7.50%	145,000	110,013
673 First Avenue (1)	02/2013	5.67%	31,808	32,388
220 East 42nd Street (1)	11/2013	5.24%	199,874	202,780
625 Madison Avenue (1)(9)	11/2015	7.22%	135,814	97,583
609 Fifth Avenue (1)	10/2013	5.85%	98,306	99,319
609 Partners, LLC (1) (11)	07/2014	5.00%	41,391	63,891
485 Lexington Avenue (1)	02/2017	5.61%	450,000	450,000
120 West 45th Street (1)	02/2017	6.12%	170,000	170,000
919 Third Avenue (1) (3)	08/2011	6.87%	225,434	228,046
300 Main Street (1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd (1)(10)	—	—	—	18,728
500 West Putnam (1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (1) (4)	06/2017	5.70%	25,000	25,000
One Madison Avenue (1) (5)	05/2020	5.91%	654,795	663,071
Total fixed rate debt			2,333,922	2,317,319
180/182 Broadway (1) (6)	02/2011	2.53%	22,533	21,183
Landmark Square (1) (7)	02/2010	2.13%	119,128	128,000
28 West 44th Street (1)	08/2013	2.60%	123,833	124,856
Total floating rate debt			265,494	274,039
Total mortgage notes payable			$2,599,416	$2,591,358

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended September 30, 2009.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(7)	This loan has two one-year as-of-right renewal options. In June 2009, we paid this loan down by approximately $8.9 million.
(8)	The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009.
(9)	In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.
(10)	This loan was assumed by the purchaser upon sale of the property in August 2009. Approximately $8.5 million of this loan is recourse to us.
(11)	This loan was paid down by $22.5 million in August 2009.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

At September 30, 2009 and December 31, 2008 the gross book value of the properties collateralizing the mortgage notes was approximately $4.5 billion and $4.6 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest expenses	$66,236	$72,383	$185,654	$224,181
Interest income	(870)	(737)	(3,549)	(3,434)
Interest expense, net	$65,366	$71,646	$182,105	$220,747
Interest capitalized	$38	$1,041	$98	$4,130

10.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $1.37 billion and carried a spread over LIBOR of 80 basis points at September 30, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced by the issuance of approximately $28.1 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.45% for the three months ended September 30, 2009. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  In August 2009, a subsidiary of ours repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Term Loan

In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%.  This loan was secured by our interest in 388 and 390 Greenwich Street.  This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,719	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	114,236	4.00%	20	June 15, 2025
March 26, 2007 (4)	179,613	3.00%	20	March 30, 2027
	$842,175

(1)	Assumed as part of the Reckson Merger.
(2)	During the nine months ended September 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2009, we repurchased approximately $69.1 million of these bonds and realized net gains on early extinguishment of debt of approximately $1.0 million.

(4)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the nine months ended September 30, 2009, we repurchased approximately $399.3 million of these bonds and realized net gains on early extinguishment of debt of approximately $74.8 million.

(5)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Reckson Merger, matured and were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our operating partnership.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, interest payments may be deferred for a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments.  The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary due to the lack of our ability to make decisions over the Trust’s activities and because we have no equity at risk.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2009, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Unsecured Notes	Total	Joint Venture Debt
2009	$7,138	$—	$—	$—	$—	$7,138	$100
2010	28,620	—	—	—	114,236	142,856	461,545
2011	29,941	239,190	—	—	123,607	392,738	191,050
2012	33,400	119,128	1,374,076	—	179,613	1,706,217	33,969
2013	34,022	420,310	—	—	—	454,332	1,182
Thereafter	200,493	1,487,174	—	100,000	424,719	2,212,386	1,222,032
	$333,614	$2,265,802	$1,374,076	$100,000	$842,175	$4,915,667	$1,909,878

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.3 million, $11.0 million, $3.6 million and $10.6 million for the three and nine months ended September 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2009, we paid approximately $379,000 to Sonnenblick in connection with the refinancing of 420 Lexington Avenue.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $89,000, $269,000, $97,000 and $279,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

Other

Amounts due from related parties at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	2009	2008
Due from joint ventures	$258	$1,472
Officers and employees	153	153
Other	8,174	6,051
Related party receivables	$8,585	$7,676

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2009, 76,841,005 shares of common stock and no shares of excess stock were issued and outstanding.

In May 2009, we sold 19,550,000 shares of our common stock at a gross price of $20.75 per share.  The net proceeds from this offering (approximately $387.2 million) were primarily used to repurchase unsecured debt.

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

During the nine months ended September 30, 2009 and 2008, approximately 142 and 2,800 shares were issued and approximately $3,300 and $233,100 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500, $88,500, $57,500 and $172,500 related to this plan was recorded during the three and nine months ended September 30, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $0.6 million, $1.8 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.3 million, $0.6 million and $1.9 million of compensation expense during the three and nine months ended September 30, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a majority of the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2009, 24,587 phantom stock units were earned.  As of September 30, 2009, there were approximately 47,100 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2009, approximately 30,169 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in March 2005 and our stockholders in May 2005 at our annual meeting of stockholders.  The Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors’ fees and (iv) grants of shares of restricted and unrestricted common stock.  The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events).  Each share issued or to be issued in connection with ‘‘Full-Value Awards’’ (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units.  “Full-Value Awards” are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit.  Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option.  Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group.  For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%.  No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At September 30, 2009, approximately 3.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.6 million if all shares available under the 2005 Plan were issued as five-year options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of our stock option activity for the nine months ended September 30, 2009 and for the year ended December 31, 2008 are presented below:

	2009		2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	937,706	$61.33	1,774,385	$88.21
Granted	18,000	$24.86	446,500	$65.51
Exercised	(1,000)	$29.53	(195,680)	$36.08
Lapsed or cancelled	(32,668)	$60.25	(1,087,499)	$111.23
Balance at end of period	922,038	$60.70	937,706	$61.33

Options exercisable at end of period	616,184	$60.99	474,592	$52.55
Weighted average fair value of options granted during the period	$136,112		$5,163,000

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2009 was approximately $5.0 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 6.2 years and 5.0 years, respectively.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2009 and 2008 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator (Income)
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$(2,520)	$28,827	$42,791	$284,298
Effect of Dilutive Securities:
Redemption of units to common shares	(214)	1,180	1,488	11,416
Stock options	—	—	—	—
Diluted Earnings:
Income (loss) attributable to SL Green common stockholders	$(2,734)	$30,007	$44,279	$295,714

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	76,832	58,113	67,196	58,307
Effect of Dilutive Securities:
Redemption of units to common shares	2,336	2,340	2,337	2,340
3.0% exchangeable senior debentures	—	—	—	—
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	—	263	47	338
Diluted Shares	79,168	60,716	69,580	60,985

We have excluded 107 common stock equivalents from the diluted shares outstanding at September 30, 2009 as they were anti-dilutive.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

13.  Noncontrolling Interest in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of September 30, 2009 and December 31, 2008, the noncontrolling interest unit holders owned 2.9% (2,330,063 units) and 3.94% (2,339,853 units) of the operating partnership, respectively.  At September 30, 2009, 2,330,063 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2009 (in thousands):

September 30,	Capital lease	Non-cancellable operating leases

2009	$354	$8,008
2010	1,451	31,593
2011	1,555	29,469
2012	1,555	28,719
2013	1,555	28,719
Thereafter	47,204	617,418
Total minimum lease payments	53,674	$743,926
Less amount representing interest	(36,837)
Present value of net minimum lease payments	$16,837

15.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and stockholders’ equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2009 based on a Level 2 pursuant to ASC 820-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(1,439)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(11,701)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$(9,471)
Interest Rate Cap	$128,000	6.000%	1/2007	2/2009	$—

On September 30, 2009, the derivative instruments were reported as an obligation at their fair value of approximately $22.6 million.  This is included in Accrued Interest and Other Liabilities on the consolidated balance sheet at September 30, 2009.  Offsetting adjustments are presented as deferred gains or losses in Accumulated Other Comprehensive Loss which has a balance of $42.5 million, including the remaining balance on net gains of approximately $5.3 million from the settlement of hedges, which are being

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

amortized over the remaining term of the related mortgage obligation and our share of joint venture accumulated other comprehensive loss of approximately $25.2 million. Currently, all of our derivative instruments are designated as effective hedging instruments.

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

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models of approximately $3.0 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models of approximately $1.5 billion, compared to the book value of approximately $1.6 billion.  Our structured finance investments had an estimated fair value ranging between $369.7 million and $554.0 million, compared to the book value of approximately $615.5 million at September 30, 2009.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2009.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

Selected results of operations for the three and nine months ended September 30, 2009 and 2008, and selected asset information as of September 30, 2009 and December 31, 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2009	$233,337	$16,266	$249,603
September 30, 2008	238,915	29,398	268,313

Nine months ended:
September 30, 2009	$707,831	$56,213	$764,044
September 30, 2008	723,323	87,074	810,397

Income from continuing operations:
Three months ended:
September 30, 2009	$18,224	$(1,862)	$16,362
September 30, 2008	13,768	19,708	33,476

Nine months ended:
September 30, 2009	$149,179	$(74,289)	$74,890
September 30, 2008	145,555	57,359	202,914

Total assets
As of:
September 30, 2009	$9,914,472	$619,462	$10,533,934
December 31, 2008	10,227,656	756,697	10,984,353

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $18.9 million, $54.7 million, $20.9 million and $70.8 million for the three and nine months ended September 30, 2009 and 2008, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Income from continuing operations	$16,362	$33,476	$74,890	$202,914
Income/ gains (loss) from discontinued operations	(11,769)	63	(6,187)	113,083
Net income	4,593	33,539	68,703	315,997
Net (income) loss attributable to noncontrolling interests	(2,144)	257	(11,006)	(16,793)
Net income attributable to SL Green	2,449	33,796	57,697	299,204
Preferred stock dividend	(4,969)	(4,969)	(14,906)	(14,906)
Net income (loss) attributable to SL Green common stockholders	$(2,520)	$28,827	$42,791	$284,298

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2009

19.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 is presented below (in thousands):

	Nine Months Ended September 30,
	2009	2008
Issuance of common stock as deferred compensation	$529	$473
Derivative instruments at fair value	14,676	671
Real estate investments consolidated under FIN 46 (R)	—	14,760
Real estate investment deconsolidated under FIN 46 (R)	—	414,995
Mortgage assigned upon asset sale	113,517	—
Tenant improvements and capital improvements payable	10,166	5,375
Structured finance and other investments acquired	13,831	—
Redemption of units and dividend reinvestments	—	233
Other non-cash adjustments-financing	—	(90,606)
Other non-cash adjustments-investing	—	3,000
Assignment of mortgage to joint venture	—	293,631

20.  Subsequent Events

We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on this Quarterly Report on Form 10-Q on November 9, 2009.

In August 2009, we entered into a sale and purchase agreement to sell a 49.5% interest in Green 485 JV LLC, or the Joint Venture, the owner of 485 Lexington Avenue, to a partnership comprised of Optibase Ltd. (Nasdaq: OBAS) and Gilmor USA LLC, or the Purchasers.  The transaction results in an implied asset valuation of approximately $504.2 million for the property. Upon closing, the Purchasers will pay us approximately $20.8 million for a 49.5% interest in the Joint Venture and will also make a $20.0 million non-recourse loan to us maturing in 2021 which will be secured by a pledge by us of an additional 49.5% interest in the Joint Venture, with our retaining an unencumbered 1% interest in the Joint Venture. In addition, the Purchasers will also acquire an option based in general on fair market value, exercisable generally until 2022 subject to certain limitations, to purchase our 49.5% pledged ownership interests in the Joint Venture, subject to certain limitations.  Prior to closing, we will also make a $12.2 million, 9.0% loan due in 2013, to the Joint Venture. The existing $450.0 million mortgage will remain an obligation of the Joint Venture. The transaction is subject to certain conditions, including the existing lender's approval of the transfer of ownership in Green 485 JV LLC and such lender's approval of substitute guarantors under the loan.  There is no assurance that the conditions precedent contemplated in the sale-purchase agreement will be fulfilled or that the transaction will be consummated at such time or at all.

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

As of September 30, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	21	13,782,200	95.6%
	Unconsolidated properties	8	9,429,000	95.7%

Suburban	Consolidated properties	25	3,863,000	87.3%
	Unconsolidated properties	6	2,941,700	94.5%
		60	30,015,900	94.5%

(1) The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 377,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Results of Operations

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

The following comparison for the three months ended September 30, 2009, or 2009, to the three months ended September 30, 2008, or 2008, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2008 and at September 30, 2009 and total 45 of our 60 consolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$192.4	$196.8	$(4.4)	(2.2)%
Escalation and reimbursement revenue	29.9	32.2	(2.3)	(7.1)
Total	$222.3	$229.0	$(6.7)	(2.9)%

Same-Store Properties	$220.2	$221.1	$(0.9)	(0.4)%
Acquisitions	1.4	6.5	(5.1)	(78.5)
Other	0.7	1.4	(0.7)	(50.0)
Total	$222.3	$229.0	$(6.7)	(2.9)%

Occupancy in the Same-Store Properties was 95.9% at September 30, 2008, 95.3% at December 31, 2008 and 94.8% at September 30, 2009. The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

At September 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 6.4% and 4.8% higher, respectively, than the existing in-place fully escalated rents.  Approximately 2.8% of the space leased at our consolidated properties expires during the remainder of 2009.

During the quarter, we signed or commenced 36 leases in the Manhattan portfolio totaling 278,819 square feet, of which 28 leases and 251,888 square feet represented office leases.  Average starting Manhattan office rents of $47.31 per rentable square foot on the 251,888 square feet of leases signed or commenced during the third quarter represented a 5.2% increase over the previously fully escalated rents.  The average lease term was 9.6 years and average tenant concessions were 6.9 months of free rent with a tenant improvement allowance of $56.19 per rentable square foot.

The decrease in escalation and reimbursement revenue was due to a reduction in recoveries at the Same-Store Properties ($2.2 million).  The decrease in recoveries at the Same-Store Properties was primarily due to reductions in recoveries from operating expense escalations ($3.3 million) and electric reimbursements ($1.2 million) primarily due to lower operating and utility costs.  This was offset by increases in real estate tax escalations ($2.3 million).

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$16.6	$12.3	$4.3	35.0%
Investment and preferred equity income	16.3	31.8	(15.5)	(48.7)
Other income	11.0	7.6	3.4	44.7
Total	$43.9	$51.7	$(7.8)	(15.1)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to increased net income contributions from 388 Greenwich Street ($0.6 million), 1221 Avenue of the Americas ($2.7 million), 1515 Broadway ($2.8 million), 21 West 34th Street ($0.3 million), 16 Court Street ($0.3 million) and Mack-Green ($0.7 million).   This was partially offset by lower net income contributions primarily from our investments in Gramercy ($1.2 million), 521 Fifth Avenue ($0.8 million), 100 Park Avenue ($1.0 million) and 800 Third Avenue ($0.3 million).  Occupancy at our joint venture properties was 94.3% at September 30, 2008, 95.0% at December 31, 2008 and 95.4% at September 30, 2009.  At September 30, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 10.9% and 3.9% higher, respectively, than then existing in-place

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2009.

Investment and preferred equity income decreased during the current quarter.  The weighted average investment balance outstanding and weighted average yields were $610.0 million and 9.3%, respectively, for 2009 compared to $921.7 million and 10.6%, respectively, for 2008.  The decrease was primarily due to the sale of structured finance investments as well as certain loans being placed on non-accrual status after September 30, 2008 and in 2009.

The increase in other income was primarily due to an increase in lease buy out income ($6.4 million).  This was primarily offset by reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy (approximately $2.0 million).

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$55.2	$60.7	$(5.5)	(9.1)%
Real estate taxes	34.8	31.4	3.4	10.8
Ground rent	7.9	7.7	0.2	2.6
Total	$97.9	$99.8	$(1.9)	(1.9)%

Same-Store Properties	$93.5	$95.2	$(1.7)	(1.8)%
Acquisitions	0.7	0.7	—	—
Other	3.7	3.9	(0.2)	(5.1)
Total	$97.9	$99.8	$(1.9)	(1.9)%

Same-Store Properties operating expenses decreased approximately $5.2 million.  There were decreases in repairs and maintenance ($0.8 million), building payroll ($0.1 million) and utilities ($4.2 million).  This was partially offset by increases in insurance costs ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($3.3 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$68.4	$73.2	$(4.8)	(6.6)%
Depreciation and amortization expense	57.0	53.5	3.5	6.5
Loan loss reserves	16.1	9.1	7.0	76.9
Marketing, general and administrative expense	18.9	20.9	(2.0)	(9.6)
Total	$160.4	$156.7	$3.7	2.4%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes.  The weighted average interest rate decreased from 4.95% for the quarter ended September 30, 2008 to 4.27% for the quarter ended September 30, 2009.  As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.5 billion as of September 30, 2008 to $5.0 billion as of September 30, 2009.  Interest expense for 2009 includes a one-time defeasance charge of approximately $10.5 million related to the prepayment of the mortgage at 420 Lexington Avenue.

The increase in loan loss reserves was primarily due to the mark to market of a structured finance investment which is held for sale.

Marketing, general and administrative expenses represented 7.6% of total revenues in 2009 compared to 7.8% in 2008.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

The following comparison for the nine months ended September 30, 2009, or 2009, to the nine months ended September 30, 2008, or 2008, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all properties owned by us at January 1, 2008 and at September 30, 2009 and total 45 of our 60 consolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$580.0	$581.5	$(1.5)	(0.3)%
Escalation and reimbursement revenue	94.9	91.8	3.1	3.4
Total	$674.9	$673.3	$1.6	0.2%

Same-Store Properties	$663.7	$646.2	$17.5	2.7%
Acquisitions	6.5	22.9	(16.4)	(71.6)
Other	4.7	4.2	0.5	11.9
Total	$674.9	$673.3	$1.6	0.2%

Occupancy in the Same-Store Properties was 95.9% at September 30, 2008, 95.3% at December 31, 2008 and 94.8% at September 30, 2009.  The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

At September 30, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 6.4% and 4.8% higher, respectively, than the existing in-place fully escalated rents.  Approximately 2.8% of the space leased at our consolidated properties expires during the remainder of 2009.

The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($2.8 million) and the Acquisitions and Other ($0.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to increases in real estate tax escalations ($8.1 million).  This was partially offset by reductions in operating expense escalations ($3.8 million) and electric reimbursements ($1.5 million).

During the nine months ended September 30, 2009, we signed or commenced 106 leases in the Manhattan portfolio totaling 938,032 square feet, of which 89 leases and 877,508 square feet represented office leases.  Average starting Manhattan office rents of $50.56 per rentable square foot on the 877,508 square feet of leases signed or commenced during the nine months ended September 30, 2009 represented a 19.4% increase over the previously fully escalated rents.  The average lease term was 8.6 years and average tenant concessions were 4.5 months of free rent with a tenant improvement allowance of $42.53 per rentable square foot.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$46.5	$49.5	$(3.0)	(6.1)%
Investment and preferred equity income	48.7	73.6	(24.9)	(33.8)
Other income	40.4	63.5	(23.1)	(36.4)
Total	$135.6	$186.6	$(51.0)	(27.3)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Gramercy ($11.3 million), 388 Greenwich Street ($3.9 million), 1250 Broadway ($2.4 million) and 717 Fifth Avenue ($1.7 million).   This was partially offset by higher net income contributions primarily from our investments in 1515 Broadway ($8.4 million), 16 Court Street ($1.2 million), 21 West 34th Street ($0.6 million), Mack-Green ($2.2 million), 1221 Avenue of the Americas ($2.4 million) and 1604 Broadway ($1.0 million).  Occupancy at our joint venture properties was 94.3% at September 30, 2008, 95.0% at December 31, 2008 and 95.4% at September 30, 2009.  At September 30, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 10.9% and 3.9% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2009.

Investment and preferred equity income decreased during the current nine month period when compared to the same period in the prior year.  The weighted average investment balance outstanding and weighted average yields were $654.5 million and 8.6%, respectively, for 2009 compared to $837.5 million and 10.2%, respectively, for 2008.  The decrease was primarily due to the sale of structured finance investments as well as certain loans being placed on non-accrual status after September 30, 2008 and in 2009.

The decrease in other income was primarily due to reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy (approximately $4.2 million).  In addition, in 2008, we earned an incentive distribution upon the sale of 1250 Broadway (approximately $25.0 million) as well as an advisory fee paid to us in connection with Gramercy closing its acquisition of AFR (approximately $6.6 million).  This was partially offset by the recognition of an incentive fee (approximately $4.8 million) upon the final resolution of our original Bellemead investment in 2009 and other fee income ($8.7 million).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$162.4	$168.4	$(6.0)	(3.6)%
Real estate taxes	108.0	96.2	11.8	12.3
Ground rent	24.0	23.8	0.2	0.8
Total	$294.4	$288.4	$6.0	2.1%

Same-Store Properties	$281.6	$274.7	$6.9	2.5%
Acquisitions	2.4	2.6	(0.2)	(7.7)
Other	10.4	11.1	(0.7)	(6.3)
Total	$294.4	$288.4	$6.0	2.1%

Same-Store Properties operating expenses decreased approximately $4.8 million.  There were decreases in repairs and maintenance ($1.6 million), utilities ($3.9 million) and various other costs ($0.4 million).  This was partially offset by an increase in insurance costs ($0.5 million) and ground rent ($0.6 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($11.7 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$188.1	$225.5	$(37.4)	(16.6)%
Depreciation and amortization expense	166.3	161.2	5.1	3.2
Loan loss reserves	123.7	14.1	109.6	777.3
Marketing, general and administrative expense	54.7	70.8	(16.1)	(22.7)
Total	$532.8	$471.6	$61.2	13.0%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes.  The weighted average interest rate decreased from 5.14% for the nine months ended September 30, 2008 to 4.32% for the nine months ended September 30, 2009.  As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.6 billion during the nine months ended September 30, 2008 compared to $5.2 billion during the nine months ended September 30, 2009.

The increase in loan loss reserves was primarily due to the realized loss on the sale of a structured finance investment (approximately $38.4 million) in 2009 as well as additional reserves on loans being held to maturity as well as held for sale.

Marketing, general and administrative expenses represented 7.2% of total revenues in 2009 compared to 8.7% in 2008.  The decrease is primarily due to reduced stock-based compensation costs in 2009.

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

Our combined aggregate principal maturities of our property mortgages, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$7,138	$28,620	$269,131	$152,528	$454,332	$1,687,667	$2,599,416
Corporate obligations	—	114,236	123,607	1,553,689	—	524,719	2,316,251
Joint venture debt	100	461,545	191,050	33,969	1,182	1,222,032	1,909,878
Total	$7,238	$604,401	$583,788	$1,740,186	$455,514	$3,434,418	$6,825,545

As of September 30, 2009, we had approximately $671.1 million of cash on hand, inclusive of approximately $37.0 million of marketable securities. This includes approximately $387.2 million we raised as part of an equity offering of our common stock in May 2009. In June 2009, we further reduced the dividend on our common stock from an annualized rate of $1.50 per share to $0.40 per share. In addition, we expect to generate positive cash flow from operations for the foreseeable future. We also have the ability to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee we will be able to access this capital.  Management currently believes that these sources of liquidity, along with potential refinancing opportunities for secured debt and continued repurchases of our senior unsecured notes at discounted prices, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

We continue to monitor closely the financial viability of our largest tenant, Citigroup, which accounted for approximately 8.2% of our annualized rent as of September 30, 2009, paying particular attention to the potentially negative effects of its capital position and reductions in its headcount on its tenancy in our portfolio.  During 2008 and 2009, Citigroup benefited from substantial U.S. government financial investments, including (i) raising capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock issued to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering certain of Citigroup assets, and (iii) issuing senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation.  In 2009, Citigroup announced an exchange offer of its common stock for up to a total of $27.5 billion of its existing preferred securities and trust preferred securities and subsequently expanded the exchange offer by $5.5 billion to a total of $33 billion.  The U.S. government will also participate in the exchange offer in an amount equal to the participation of all other investors, up to a maximum of $25 billion of the Citigroup preferred stock held by it. All remaining preferred stock held by the U.S. government that is not converted to common stock in the exchange offer will be exchanged for newly issued 8% trust preferred securities. These actions help assure us that Citigroup will continue to be a meaningful contributor to our operating cash flow in the future

We believe that these actions by Citigroup and the U.S. government have served to bolster Citigroup’s viability as a tenant and significantly mitigated its short term capital needs.  In addition, while Citigroup has reduced its overall employee base, it has begun to relocate personnel from other New York City properties not owned by us into the two properties where we have the largest exposure to Citigroup, 388-390 Greenwich Street, Manhattan and One Court Square in Queens.  Both of these properties are held in joint ventures, however, thereby reducing our exposure to Citigroup from what it would have been had we been the sole owner of these properties.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents were $634.1 million and $711.1 million at September 30, 2009 and 2008, respectively, representing a decrease of $77.1 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2009	2008	Increase (Decrease)

Net cash provided by operating activities	$214,812	$213,338	$1,474
Net cash (used in) provided by investing activities	$(37,413)	$266,809	$(304,222)
Net cash (used in) provided by financing activities	$(270,216)	$185,036	$(455,252)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2009 our portfolio was 94.5% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$88,830
Escrow cash-capital improvements/acquisition deposits	(6,901)
Joint venture investments	9,528
Distributions from joint ventures	(421,674)
Proceeds from sales of real estate	(124,987)
Structured finance and other investments	150,982

We generally fund our investment activity through free cash flow, property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the nine months ended September 30, 2009, when compared to the nine months ended September 30, 2008, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,505,731)
Repayments under our debt obligations	490,587
Proceeds from issuance of common stock	387,230
Noncontrolling interests, contributions in excess of distributions	(27,723)
Other financing activities	(6,378)
Repurchases of common stock	116,608
Dividends paid	90,155

Capitalization

As of September 30, 2009, we had 76,841,005 shares of common stock, 2,330,063 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In May 2009, we sold 19,550,000 shares of our common stock.  The net proceeds from this offering (approximately $387.2 million) was used to repurchase unsecured debt and for other corporate purposes.

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

During the nine months ended September 30, 2009 and 2008, approximately 142 and 2,800 shares were issued and approximately $3,300 and $233,100 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted.  Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return.  At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment.  Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005.  In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan.  These awards are subject to vesting as noted above.  We record the expense of the restricted stock award.  The fair value of the award on the date of grant was determined to be $3.2 million.  Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one.  Compensation expense of $29,500, $88,500, $57,500 and $172,500 related to this plan was recorded during the three and nine months ended September 30, 2009 and 2008, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $0.6 million, $1.8 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $9.6 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.3 million, $0.6 million and $1.9 million of compensation expense during the three and nine months ended September 30, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.

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

During the nine months ended September 30, 2009, approximately 24,587 phantom stock units were earned.  As of September 30, 2009, there were approximately 47,100 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted, subject to stockholder approval, the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2009, approximately 30,169 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At September 30, 2009, approximately 3.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.6 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

At September 30, 2009, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.9 billion) represented 64.7% of our combined market capitalization of approximately $10.6 billion (based on a common stock price of $43.85 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2009).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt.  This ratio has increased significantly compared to 2008 primarily due to the significant decrease in our stock price in 2008 and 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2009 and December 31, 2008, respectively (dollars in thousands):

Debt Summary:	September 30, 2009	December 31, 2008
Balance
Fixed rate	$3,276,096	$3,918,454
Variable rate — hedged	60,000	60,000
Total fixed rate	3,336,096	3,978,454
Variable rate	1,286,620	1,427,677
Variable rate—supporting variable rate assets	292,951	175,428
Total variable rate	1,579,571	1,603,105
Total	$4,915,667	$5,581,559

Percent of Total Debt:
Total fixed rate	67.9%	71.3%
Variable rate	32.1%	28.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.66%	5.37%
Variable rate	1.36%	4.05%
Effective interest rate	4.27%	5.24%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.25% and 3.93% at September 30, 2009 and 2008, respectively).  Our consolidated debt at September 30, 2009 had a weighted average term to maturity of approximately 5.1 years.

Certain of our structured finance investments, totaling approximately $293.0 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2009.

Mortgage Financing

As of September 30, 2009, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.0% and $265.5 million of variable rate debt with an effective weighted average interest rate of approximately 2.38%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 80 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $1.37 billion outstanding at September 30, 2009.  Availability under the 2007 unsecured revolving credit facility was further reduced at September 30, 2009 by the issuance of approximately $28.1 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  In August 2009, a subsidiary of ours repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004 (1) (2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004 (1)	150,000	5.875%	10	August 15, 2014
March 31, 2006 (1)	274,719	6.00%	10	March 31, 2016
June 27, 2005 (1) (3)	114,236	4.00%	20	June 15, 2025
March 26, 2007 (4)	179,613	3.00%	20	March 30, 2027
	$842,175

(1)	Assumed as part of the Reckson Merger.
(2)	During the nine months ended September 30, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.
(3)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million.

(4)

In March 2007, we issued $750.0 million of these convertible notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the nine months ended September 30, 2009, we repurchased approximately $399.3 million of these bonds and realized net gains on early extinguishment of debt of approximately $74.8 million.

(5)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Reckson Merger, matured and were redeemed at par.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2009 and December 31, 2008, we were in compliance with all such covenants.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2009 would increase our annual interest cost by approximately $15.2 million and would increase our share of joint venture annual interest cost by approximately $7.2 million, respectively.

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivatives change in fair value is recognized immediately in earnings.

Approximately $3.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2009 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes, trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of September 30, 2009 are as follows (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Property Mortgages	$7,138	$28,620	$269,131	$152,528	$454,332	$1,687,667	$2,599,416
Revolving Credit Facility	—	—	—	1,374,076	—	—	1,374,076
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	114,236	123,607	179,613	—	424,719	842,175
Capital lease	354	1,451	1,555	1,555	1,555	47,204	53,674
Ground leases	8,008	31,593	29,469	28,719	28,719	617,418	743,926
Estimated interest expense	54,638	212,730	186,180	159,358	142,659	435,225	1,190,790
Joint venture debt	100	461,545	191,050	33,969	1,182	1,222,032	1,909,878
Total	$70,238	$850,175	$800,992	$1,929,818	$628,447	$4,534,265	$8,813,935

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

Capital Expenditures

We estimate that for the three months ending December 31, 2009, we will incur approximately $23.0 million of capital expenditures (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties will be approximately $12.3 million.  We expect to fund these capital expenditures with operating cash flow, property level financing and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $30.9 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  We paid Alliance approximately $3.3 million, $11.0 million, $3.6 million and $10.6 million for the three and nine months ended September 30, 2009 and 2008, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $89,000, $269,000, $97,000 and $279,000 for the three and nine months ended September 30, 2009 and 2008, respectively.

Brokerage Services

Sonnenblick-Goldman Company, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us.  Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings.  In 2009, we paid approximately $379,000 to Sonnenblick in connection with the refinancing of 420 Lexington Avenue.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy was extended to December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2009.  Additional coverage may be purchased on a stand-alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2010.

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

NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

•                  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective September 1, 2009, Belmont increased its terrorism coverage from $250 million to $400 million in an upper layer.  In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                  NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio.

•                  General Liability: Belmont insures a deductible on the general liability insurance with a $150,000 deductible per occurrence and a $2.2 million annual aggregate stop loss limit. We have secured an excess insurer to protect against catastrophic liability losses above the $150,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.2 million.  Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million.

•                  Environmental Liability: Belmont insures a deductible of $1 million per occurrence on a $30 million environmental liability policy covering the entire portfolio.

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

FFO for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to SL Green common stockholders	$(2,520)	$28,827	$42,791	$284,298
Add:
Depreciation and amortization	56,955	53,535	166,307	161,169
Discontinued operations depreciation adjustments	77	1,429	708	6,133
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	9,800	9,323	30,387	28,879
Net (income) loss attributable to noncontrolling interests	2,144	(257)	11,006	16,793
Loss (gain) on equity investment in marketable securities	(52)	—	629	—
Less:
Gain on sale of discontinued operations	(11,829)	—	(5,257)	110,232
Net (gain) loss on sale of interest in unconsolidated joint venture property/ real estate	—	9,533	6,848	103,014
Depreciation on non-rental real estate assets	176	237	549	693
Funds from Operations	$78,057	$83,087	$249,688	$283,333
Cash flows provided by operating activities	$62,438	$75,740	$214,812	$213,338
Cash flows provided by (used in) investing activities	$(62,583)	$(79,187)	$(37,413)	$266,809
Cash flows provided by (used in) financing activities	$(42,551)	$661,027	$(270,216)	$185,036

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

Accounting Standards Updates

Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies-Accounting Standards Updates” in the accompanying financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting other than as noted above.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2009, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

10.1

Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2009, by and among SL Green Operating Partnership, L.P., as Borrower, SL Green Realty Corp., as Parent, Wachovia Bank, National Association, as Agent and each of the financial institutions signatory thereto, incorporated by referenced to the Company’s Form 8-K dated August 11, 2009, filed with the Commission on September 11, 2009.

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

Date:       November 9, 2009