Form 10-K
period 2009-12-31
SL GREEN REALTY CORP
filed 2010-02-16
CIK 1040971

Use these links to rapidly review the document
SL GREEN REALTY CORP. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of February 3, 2010, there were 77,828,178 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock, held by non-affiliates of the Registrant (71,644,693 shares) at June 30, 2009 was $1.6 billion. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its 2010 Annual Stockholders' Meeting to be to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. We paid approximately $6.0 billion, inclusive of debt assumed and transaction costs, for Reckson. ROP is a subsidiary of our operating partnership.

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP pursuant to an asset purchasing venture led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	94.6%
	Unconsolidated properties	8	9,429,000	95.6%
Suburban	Consolidated properties	25	3,863,000	84.8%
	Unconsolidated properties	6	2,941,700	93.7%

		60	30,015,900	93.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

        As of December 31, 2009, our Manhattan properties were comprised of fee ownership (22 properties), including ownership in condominium units, leasehold ownership (five properties) and operating sublease ownership (two properties). Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to its subtenants. We are responsible for not only collecting rent from subtenants, but also maintaining the property and paying expenses relating to the property. As of December 31, 2009, our Suburban properties were comprised of fee ownership (30 properties), and leasehold ownership (one property). We refer to our Manhattan and Suburban office properties collectively as our portfolio.

        We also own investments in eight retail properties encompassing approximately 374,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2009, our corporate staff consisted of approximately 237 persons, including 182 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, corporate governance and nominating committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole managing general partner of, and as of December 31, 2009, were the owner of approximately 97.9% of the economic interests in, our operating partnership. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. Our operating partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

        Our primary business objective is to maximize total return to stockholders through growth in funds from operations and appreciation in the value of our assets during any business cycle. We seek to achieve this objective by assembling a high quality portfolio of office properties in the New York Metro area and capitalizing on current opportunities in both the Manhattan and Suburban office markets through: (i) property acquisitions (directly or through joint ventures)—acquiring office properties at a significant discount to replacement cost and with fully escalated in-place rents that we believe can increase over time and often at a discount to current market rents which provide attractive initial yields and the potential for cash flow growth, as well as properties with significant vacancies; (ii) property repositioning—repositioning acquired retail and commercial office properties that are under-performing through renovations, active management and proactive leasing; (iii) property dispositions; (iv) integrated leasing and property management; and (v) structured finance investments primarily in the New York Metro area. Generally, we focus on properties that are within a ten-minute walk of midtown Manhattan's primary commuter stations.

        Property Acquisitions.    We acquire properties for long term appreciation and earnings growth (core assets) or for shorter term holding periods where we attempt to create significant increases in value which, when sold, result in capital gains that increase our investment capital base (non-core assets). In acquiring core and non-core properties, directly or through joint ventures with the highest quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 23 years of experience as a full-service, fully-integrated real estate company focused on the office market in Manhattan; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close a transaction quickly despite complicated ownership structures.

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

        Leasing and Property Management.    We seek to capitalize on our management's extensive knowledge of the Manhattan and Suburban marketplaces and the needs of the tenants therein by continuing a proactive approach to leasing and management, which includes: (i) use of in-depth market research; (ii) utilization of an extensive network of third-party brokers; (iii) use of comprehensive building management analysis and planning; and (iv) a commitment to tenant satisfaction by providing high quality tenant services at affordable rental rates. We believe proactive leasing efforts have contributed to average occupancy rates in our portfolio consistently exceeding the market average.

        Structured Finance.    We seek to invest in high-yield structured finance investments. These investments generally provide high current returns and, in certain cases, a potential for future capital gains. These investments may also serve as a potential source of real estate acquisitions for us. These investments include both floating rate and fixed rate investments. Our floating rate investments serve as a natural hedge for our unhedged floating rate debt. We expect that our structured finance investments will generally not exceed more than 10% of our total assets. Structured finance investments include first mortgages, mortgage participations, subordinate loans, bridge loans and preferred equity investments.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. Although currently no other publicly traded REIT has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and the design and condition of our properties. In addition, we face competition from other real estate companies including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or are less attractive from a financial viewpoint than we are willing to pursue.

Manhattan Office Market Overview

        Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent Midtown locations.

        Manhattan has a total inventory of 392.9 million square feet, including 240.5 million square feet in Midtown. Based on current construction activity, we estimate that Midtown Manhattan will have approximately 2.0 million square feet of new construction becoming available in the next two years, approximately 7.3% of which is pre-leased. This will add approximately 0.5% to Manhattan's total inventory.

General Terms of Leases in the Midtown Manhattan Markets

        Leases entered into for space in the midtown Manhattan markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets generally is seven to fifteen years. The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each. The base rent during the initial term often will provide for agreed upon periodic increases over the term of the lease. Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value). Leases may contain termination options whereby tenants can terminate their lease obligations generally upon payment of a penalty.

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

Occupancy

        The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2009, 2008 and 2007:

	Percent Occupied as of December 31,
Property	2009	2008	2007
Manhattan Properties	95.0%	96.7%	96.6%
Same-Store Properties(1)	93.2%	95.3%	95.0%
Unconsolidated Joint Venture Properties	95.1%	95.0%	95.2%
Portfolio	93.4%	95.2%	95.5%

(1)
Same-Store Properties for 2009 represents 45 of our 46 consolidated properties owned by us at January 1, 2008 and still owned by us at December 31, 2009.

Rent Growth

        We estimate that rents in place, at December 31, 2009, in our Manhattan and Suburban consolidated properties are approximately 4.9% and 4.5%, respectively, below current market asking rents. We estimate that rents in place at December 31, 2009 in our Manhattan and Suburban properties owned through unconsolidated joint ventures are approximately 10.4% and 0.3%, respectively, below current market asking rents. These comparative measures were approximately 20.2% and 14.4% at December 31, 2008 for the consolidated properties and 25.0% and 6.7% for the unconsolidated joint venture properties. As of December 31, 2009, 41.9% and 24.5% of all leases in-place in our consolidated properties and unconsolidated joint venture properties, respectively, are scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

Industry Segments

        We are a REIT that acquires, owns, repositions, manages and leases commercial office and retail properties in the New York Metro area and have two reportable segments, real estate and structured finance investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        At December 31, 2009, our real estate portfolio was primarily located in one geographical market, namely, the New York Metro area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2009, one tenant in our portfolio contributed approximately 8.2% of our portfolio annualized rent. No other tenant contributed more than 5.8% of our portfolio annualized rent. Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue. In addition, no property contributed in excess of 8.2% of our consolidated revenue for 2009. In addition, two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2009.

Employees

        At December 31, 2009, we employed approximately 961 employees, over 183 of whom were managers and professionals, approximately 723 of whom were hourly-paid employees involved in building operations and approximately 55 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

        During 2009, we acquired two sub-leasehold positions at 420 Lexington Avenue for an aggregate purchase price of $15.9 million.

Dispositions

        During 2009, we sold two consolidated properties for gross contract prices of approximately $135.7 million. We realized losses of approximately $7.1 million on the sales of these properties, which encompassed 0.8 million square feet.

Structured Finance

        During 2009, we originated or acquired approximately $254.3 million in structured finance and preferred equity investments (net of discount), inclusive of accretion of discount and pay-in-kind interest. There were also approximately $216.5 million in sales, repayments and participations in 2009. Included in this was approximately $146.5 million of loan loss reserves.

Offering/Financings

        In May 2009, we sold 19,550,000 shares of our common stock. The net proceeds from this offering (approximately $387.1 million) was used to repurchase unsecured debt and for other corporate purposes.

        In 2009, we repurchased approximately $564.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $86.0 million.

        We also closed on mortgage financings at five properties totaling approximately $1.0 billion.

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

        Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt and to pay dividends to stockholders. The Manhattan vacancy rate continues to exceed 11% although we expect that to moderate slightly by the end of 2010. We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Over the next five years, through the end of 2014, leases will expire on approximately 41.9% and 24.5% of the rentable square feet at our consolidated properties and unconsolidated joint venture properties, respectively. As of December 31, 2009, approximately 7.0 million and 2.9 million square feet are scheduled to expire by December 31, 2014 at our consolidated properties and unconsolidated joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $306.1 million and $154.6 million, respectively. We also have some leases with termination options beyond 2014. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interest in seven of our commercial office properties is through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, all in Manhattan and 1055 Washington Avenue, Connecticut. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 38 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at December 31, 2009 totaled approximately $240.7 million, or 23.2%, of our share of total portfolio annualized revenue associated with these properties. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these and other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2009 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 21.9% of our share of portfolio annualized rent, and, other than three tenants, Citigroup, Inc. (and its affiliates), Viacom International Inc. and Credit Suisse Securities (USA) LLC who accounted for approximately 8.2%, 4.7% and 5.8% of our share of portfolio annualized rent, respectively, no tenant accounted for more than

2.1% of that total. In addition, the financial services sector accounted for approximately 41.0% of our total annualized revenues and 39.0% of our square feet leased of our portfolio as of December 31, 2009. This sector continues to experience significant turmoil which has resulted in significant job losses. Of our 30 largest tenants based on square feet leased, which accounted for approximately 45.8% of our share of portfolio annualized rent, 57.0% (inclusive of lease guarantors) carry an investment grade credit rating. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

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

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, and our business may not benefit from and may be adversely impacted by these actions and further government or market developments could adversely impact us.

        Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the value of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initial in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

        In response to the recent unprecedented financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 ("EESA"), was signed into law on October 3, 2008. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program ("TARP"), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. EESA also provides for a program that would allow companies to insure their troubled assets. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 ("ARRA"), a $787 billion stimulus bill for the purpose of stabilizing the economy by creating jobs among other things. As of February 12 , 2010, the U.S. Treasury is managing or overseeing the following programs under TARP: the Capital Purchase Program ("CCP"), the Systemically Significant Failing Institutions Program ("SSFIP"), the Auto Industry Financing Program ("AIFP"), the Legacy Public-Private Investment Program ("-PPIP"), and the Homeowner Affordability and Stability Plan ("HASP") which is partially financed by TARP.

        There can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

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

        As of December 31, 2009, seven of our properties, 420 Lexington Avenue, One Madison Avenue, 485 Lexington Avenue, 1185 Avenue of the Americas, 1221 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 42.0% of our portfolio annualized rent, including our share of joint venture annualized rent, and no single property accounted for more than approximately 7% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue or 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, our revenue and cash available for distribution to our stockholders would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

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

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires on December 31, 2010. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2010. Additional coverage may be purchased on a stand-alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2010.

        In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont was formed in an effort to, among other reasons; stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

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

        We have a 45% interest in the property at 1221 Avenue of the Americas, where we participate with The Rockefeller Group Inc., which carries a blanket policy providing $1.0 billion of "all-risk" property insurance, including terrorism coverage, and a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of "all-risk" property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS. We monitor the coverage provided by CS to make sure that our asset is adequately protected. We have a 50.6% interest in the property at 388-390 Greenwich Street, where we participate with SITQ Immobilier, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

        The total principal amount of our outstanding consolidated indebtedness was approximately $4.9 billion as of December 31, 2009, consisting of approximately $1.37 billion under our 2007 unsecured revolving credit facility, $823.0 million under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $2.6 billion of non-recourse mortgage loans on sixteen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $50.8 million available for draw as of December 31, 2009. Our 2007 unsecured revolving credit facility matures in June 2011 and has a one-year as-of-right extension option. As of December 31, 2009, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $4.2 billion, of which our proportionate share was approximately $1.8 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, 2007 unsecured revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties.

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

        We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2010, approximately $114.8 million of corporate indebtedness, and $258.6 million of debt on our unconsolidated joint venture properties will mature. There are no debt maturities in 2010 on our consolidated properties. At the present time, we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to stockholders.

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

        Advances under our 2007 unsecured revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.6 billion at December 31, 2009. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $50.8 million available for draw as of December 31, 2009. Borrowings under our 2007 unsecured revolving credit facility currently bear interest at a spread equal to the 30-day LIBOR, plus 90 basis points. As of December 31, 2009, borrowings under our 2007 unsecured revolving credit facility and junior subordinated deferrable interest debentures totaled $1.37 billion, and $100.0 million, respectively, and bore interest at 1.23% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our ability to continue to make distributions to stockholders. At December 31, 2009, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $15.2 million and would increase our share of joint venture annual interest costs by approximately $6.4 million.

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

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2009, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $1.8 billion, was approximately 61.4%. We have historically targeted a debt-to-market capitalization less than this. However, due to the significant decrease in our stock price we are currently operating in excess of that threshold. We are currently undertaking steps aimed at reducing our debt. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned mezzanine loans, junior participations and preferred equity interests in 27 investments with an aggregate book value of approximately $785.6 million at December 31, 2009. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property's investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans has been driven by the recent credit crisis, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We have significantly increased our provision for loan losses to $93.8 million and our direct write-offs to $69.1 million in 2009 based upon the performance of our assets and conditions in the financial markets and overall economy, which continued to deteriorate in 2009. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, the market prices of our securities and our ability to pay dividends.

Special Servicing Activities could result in liability to us.

        We provide special servicing activities on behalf of third parties. We have been rated by Fitch and S&P to provide such services. An intended or unintended breach of the servicing standards and/or our fiduciary duties to bondholders could result in material liability to us.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2009, our unconsolidated joint ventures owned 11 properties and we had an aggregate cost basis in the joint ventures totaling approximately $1.1 billion. As of December 31, 2009, our share of joint venture debt totaled approximately $1.8 billion.

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

        The board of directors of our company is divided into three classes. The terms of the class I, class II and class III directors expire in 2010, 2011 and 2012, respectively. Our staggered board may deter changes in control because of the increased time period necessary for a third party to acquire control of the board.

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

Debt may not be assumable.

        We have approximately $2.3 billion in unsecured corporate debt. This debt may be unassumable by a potential purchaser and may be subject to significant prepayment penalties.

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

Future issuances of common stock, preferred stock and convertible debt could dilute existing stockholders' interests.

        Our articles of incorporation authorize our board of directors to issue additional shares of common stock, preferred stock and convertible debt without stockholder approval. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control.

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

        There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green, and his family in our initial public offering. Mr. Green serves as the chairman of our board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to the operating partnership in exchange for units of limited partnership interest in the operating partnership. He did not recognize any taxable gain as a result of the contribution. The operating partnership, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him exceeded his tax basis by approximately $34.0 million at the time of contribution. The difference between fair market value and tax basis at the time of contribution represents a built-in gain. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to us. As a result, Mr. Green has a conflict of interest if the sale of a property, which he contributed, is in our best interest but not his.

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

        On May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners' tax positions before December 31, 2011. We also acquired the property located at 220 East 42nd Street, New York, New York on February 13, 2003. We have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition for a period of seven years after the acquisition. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition, for a period of seven years after the acquisition.

        In connection with future acquisitions of interests in properties, we may agree to similar restrictions on our ability to sell or refinance the acquired properties with similar potential adverse consequences.

We face potential conflicts of interest.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities with which senior management, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. Our company and our tenants accounted for approximately 23.7% of Alliance's 2009 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

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

We may change the dividend policy for our common stock in the future.

        Recent Internal Revenue Service revenue procedures allow us to satisfy the REIT income distribution requirements with respect to our 2009, 2010 and 2011 taxable years by distributing up to 90% of our dividends for any such year on our common stock in shares of our common stock in lieu of paying dividends entirely in cash, so long as we follow a process allowing our stockholders to elect cash or stock subject to a cap that we impose on the maximum amount of cash that will be paid. Although we reserve the right to utilize this procedure in the future, we did not utilize it for 2009 and we currently have no intent to do so in the future. In the event that we pay a portion of a dividend in shares of our common stock, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid in shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock.

        Our board of directors will continue to evaluate our distribution policy on a quarterly basis as they monitor the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors.

Previously enacted tax legislation reduces tax rates for dividends paid by non-REIT corporations.

        Under certain previously enacted tax legislation, the maximum tax rate on dividends to individuals has generally been reduced to 15% (from January 1, 2003 through December 31, 2010). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to determine whether such a change in perceived relative value has occurred or what the effect, if any, this legislation has had or will have in the future on the market price of our stock.

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

        We are dependent on the efforts of Stephen L. Green, the chairman of our board of directors and an executive officer, Marc Holliday, our chief executive officer, Andrew Mathias, our president and chief investment officer and Gregory F. Hughes, our chief operating officer and chief financial officer. These officers have employment agreements which expire in December 2010, January 2013, December 2010, and June 2010, respectively. A loss of the services of any of these individuals could adversely affect our operations.

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

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations and New York Stock Exchange rules, can create uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with

Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2009, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

The Portfolio

General

        As of December 31, 2009, we owned or held interests in 21 consolidated and eight unconsolidated commercial office properties encompassing approximately 13.8 million rentable square feet and approximately 9.4 million rentable square feet, respectively, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2009, our portfolio also included ownership interests in 25 consolidated and six unconsolidated commercial office properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, or the Suburban assets, encompassing approximately 3.9 million rentable square feet and approximately 2.9 million rentable square feet, respectively. As of December 31, 2009, our portfolio also included eight consolidated and unconsolidated retail properties encompassing approximately 374,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2009:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store"(14)
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	99.8	61,730,016	6	2	52.58	52.35
19 West 44th Street	1916	Midtown	292,000	1	96.9	13,637,496	1	58	48.06	39.74
220 East 42nd Street	1929	Grand Central	1,135,000	4	94.8	46,342,926	4	31	43.55	35.75
28 West 44th Street	1919/2003	Midtown	359,000	1	91.4	15,423,588	1	67	45.24	38.70
317 Madison Avenue	1920/2004	Grand Central	450,000	1	85.1	20,137,644	2	82	47.47	39.20
331 Madison Avenue	1923	Grand Central	114,900	—	100.0	4,988,640	—	19	43.93	42.14
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central	1,188,000	4	94.1	64,642,860	6	222	48.91	40.63
461 Fifth Avenue(6)	1988	Midtown	200,000	1	98.8	15,546,294	2	18	76.47	67.80
485 Lexington Avenue	1956/2006	Grand Central	921,000	3	96.8	49,402,296	5	21	55.47	46.57
555 West 57th Street(7)	1971	Midtown West	941,000	3	98.9	31,898,280	3	13	32.66	23.55
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	97.5	13,685,064	1	15	87.32	83.29
625 Madison Avenue	1956/2002	Plaza District	563,000	2	99.8	42,482,688	4	25	76.27	65.79
673 First Avenue(7)	1928/1990	Grand Central	422,000	1	99.7	17,315,340	2	9	38.66	38.57
711 Third Avenue(7)(8)	1955	Grand Central	524,000	2	89.1	24,082,392	2	16	47.74	38.61
750 Third Avenue	1958/2006	Grand Central	780,000	3	95.2	38,310,288	4	28	50.73	47.59
120 West 45th Street	1998	Midtown	440,000	1	97.6	25,425,672	2	25	57.49	53.91
810 Seventh Avenue	1970	Times Square	692,000	2	88.8	38,393,772	4	36	61.17	53.84
919 Third Avenue	1970	Grand Central	1,454,000	5	99.9	82,829,652	4	15	57.07	50.81
1185 Avenue of the Americas	1969	Rockefeller Center	1,062,000	4	98.9	71,165,940	6	20	66.41	61.24
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	89.2	29,870,676	3	42	58.81	54.22

Subtotal / Weighted Average			13,436,800	45	96.0	707,311,524	64	764
Adjustments
333 West 34th Street	1954/2000	Penn Station	345,400	1	41.5	7,039,884	1	1	48.78	48.78

Subtotal / Weighted Average			345,400	1	41.5	7,039,884	1	1
Total / Weighted Average Consolidated Properties(9)			13,782,200	46	94.6	714,351,408	65	765
UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—50%	1950/1980	Grand Central	834,000	3	84.3	44,265,264	2	34	60.86	57.55
521 Fifth Avenue—50.1%	1929/2000	Grand Central	460,000	1	81.5	18,063,492	1	43	47.80	42.69
800 Third Avenue—42.95%	1972/2006	Grand Central	526,000	2	96.1	30,569,460	1	24	59.13	44.37
1221 Avenue of the Americas—45%	1971/1997	Rockefeller Center	2,550,000	8	94.3	158,157,804	7	20	66.27	53.14
1515 Broadway—55%(7)	1972	Times Square	1,750,000	6	98.0	92,526,480	6	10	55.02	43.81
388 & 390 Greenwich Street—50.6%(13)	1986-1990	Downtown	2,635,000	9	100.0	102,945,936	5	1	39.07	39.07
1745 Broadway—32.3%(13)	2003	Midtown	674,000	2	100.0	36,558,780	1	1	56.72	56.72

			9,429,000	31	95.6	483,087,216	23	133
Total / Weighted Average Unconsolidated Properties(10)
Manhattan Grand Total / Weighted Average			23,211,200	77	95.0	1,197,438,624		898
Manhattan Grand Total—SLG share of Annualized Rent
Manhattan Same Store Occupancy %—Combined			22,865,800	99	95.8	916,466,796	88
Suburban Properties
CONSOLIDATED PROPERTIES
Adjustments
1100 King Street—1-6 International Drive	1983-1986	Rye Brook, Westchester	540,000	2	88.2	14,037,096	2	31	29.06	25.52
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	93.2	4,377,708	—	10	26.80	23.01
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	67.0	2,378,244	—	13	23.72	19.02
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	86.4	5,811,336	1	7	29.72	27.31
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	93.5	6,817,812	1	9	30.34	28.57
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	56.4	4,874,304	1	4	26.03	23.31
140 Grand Street	1991	White Plains, Westchester	130,100	—	96.6	3,852,641	1	12	34.76	27.82
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	100.0	13,367,208	2	14	35.70	31.80

Westchester, NY Subtotal			2,135,100	8	86.5	55,516,349	7	100
1-6 Landmark Square	1973/1984	Stamford, Connecticut	826,000	3	81.2	19,320,240	2	101	29.80	26.20
300 Main Street	2002	Stamford, Connecticut	130,000	—	92.8	2,047,257	—	21	16.89	14.30
680 Washington Boulevard	1989	Stamford, Connecticut	133,000	—	84.5	2,798,460	—	5	38.62	33.26
750 Washington Boulevard	1989	Stamford, Connecticut	192,000	1	97.4	6,718,020	—	8	37.07	34.63
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	—	54.3	2,191,980	—	18	30.34	27.51
1055 Washington Boulevard	1987	Stamford, Connecticut	182,000	1	87.2	5,469,228	1	20	33.79	32.92
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	—	83.2	3,824,844	—	10	37.96	34.07

Connecticut Subtotal			1,727,900	5	82.7	42,370,029	3	183

Total / Weighted Average Consolidated Properties(11)			3,863,000	13	84.8	97,886,378	10	283

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
UNCONSOLIDATED PROPERTIES
Adjustments
The Meadows—50%	1981	Rutherford, New Jersey	582,100	2	84.9	12,235,224	—	53	26.67	23.47
16 Court Street—35%	1928	Brooklyn, New York	317,600	1	84.1	9,205,620	—	64	40.37	37.04
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	92.8	21,476,964	—	35	35.76	32.81
One Court Square—30%(13)	1987	Long Island City, New York	1,402,000	5	100.0	51,363,840	1	1	36.65	36.65

Total / Weighted Average
Unconsolidated Properties(12)			2,941,700	10	93.7	94,281,648	2	153

Grand Total / Weighted Average			30,015,900	100	93.4	$1,389,606,650		1,334
Grand Total—SLG share of Annualized Rent						$1,035,731,257	100

125 Chubb Way	2008	Lyndhurst, NJ	278,000	36	10.7	642,012	1	1	—	—
141 Fifth Avenue—50%	1879	Flat Iron	21,500	3	100.0	2,586,084	4	4	136.59	128.12
150 Grand Street	1962/2001	White Plains	85,000	11	7.7	122,316	1	3	20.86	20.86
1551-1555 Broadway—10%	2009	Times Square	25,600	3	100.0	15,587,268	5	1	608.88	599.10
1604 Broadway—63%	1912/2001	Times Square	29,876	4	23.7	2,006,592	4	2	283.94	280.49
180-182 Broadway—50%	1902	Cast Iron/Soho	70,580	9	49.0	856,548	1	8	24.77	24.77
21-25 West 34th Street—50%	2009	Herald Square/Penn Station	30,100	4	100.0	5,839,284	11	1	194.00	193.33
27-29 West 34th Street—50%	2009	Herald Square/Penn Station	15,600	2	100.0	3,858,600	7	2	247.14	174.18
379 West Broadway—45%	1853/1987	Cast Iron/Soho	62,006	8	100.0	3,585,468	5	5	57.82	61.54
717 Fifth Avenue—32.75%	1958/2000	Midtown/Plaza District	119,550	15	75.8	19,311,540	22	7	196.01	173.71
7 Landmark Square	2007	Stamford, Connecticut	36,800	5	10.8	273,336	1	1	68.68	68.68
2 Herald Square—55%	—	Herald Square/Penn Station	N/A	N/A	N/A	9,000,000	17	1	—	—
885 Third Avenue—55%	—	Midtown/Plaza District	N/A	N/A	N/A	11,095,000	21	1	—	—

Total / Weighted Average Retail/Development Properties			774,612	100	N/A	$74,764,048	100	37

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010 are approximately $4.3 million for our consolidated properties and $1.6 million for our unconsolidated properties.

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

(11)
Includes approximately 3.6 million square feet of rentable office space and 0.3 million square feet of rentable retail space.

(12)
Includes approximately 2.9 million square feet of rentable office space.

(13)
The rent per square foot is presented on a triple-net basis.

        Historical Occupancy.    We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall Midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties In The Midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Markets(2)(3)
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%
December 31, 2007	96.6%	94.1%	93.5%
December 31, 2006	97.0%	95.7%	93.7%
December 31, 2005	96.7%	94.4%	92.5%

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

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2014, the average annual rollover at our Manhattan consolidated and unconsolidated properties is approximately 1.0 million square feet and 0.4 million square feet, respectively, representing an average annual expiration rate of 7.1% and 4.4%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2009 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	149	945,416	7.02%	$44,342,880	$46.90
2011	114	733,541	5.45	39,972,372	54.49
2012	118	1,039,039	7.72	47,332,836	45.55
2013	99	1,188,902	8.83	62,373,948	52.46
2014	65	853,786	6.34	44,634,468	52.28
2015	53	632,190	4.70	31,151,880	49.28
2016	41	967,980	7.19	52,378,392	54.11
2017	58	1,772,799	13.17	92,766,186	52.33
2018	25	485,335	3.61	38,517,972	79.36
2019 & thereafter	79	4,839,934	35.97	260,880,474	53.90

Total/weighted average	801	13,458,922	100.00%	$714,351,408	$53.08

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010, are approximately $3.7 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 123,109 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

Manhattan Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	27		573,342	6.39%	$34,318,524	$59.86
2011	10		162,837	1.82	7,801,848	47.91
2012	18		116,688	1.30	6,318,792	54.15
2013	10		870,622	9.71	55,178,628	63.38
2014	15		231,767	2.58	20,574,264	88.77
2015	17		1,514,969	16.89	80,351,364	53.04
2016	8		225,681	2.52	17,165,004	76.06
2017	4		62,391	0.70	3,714,084	59.53
2018	16		1,309,110	14.59	86,400,708	66.00
2019 & thereafter	20		1,267,641	14.13	68,318,064	53.89

Sub-Total/weighted average	145		6,335,048	70.63	380,141,280	$60.01

	2	(4)	2,634,670	29.37	102,945,936

Total	147		8,969,718	100.00%	$483,087,216

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010 are approximately $0.7 million for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 14,364 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

(4)
Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The current net rent is $39.07 per square foot with annual CPI escalation.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2014, the average annual rollover at our Suburban consolidated and unconsolidated properties is approximately 0.4 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 13.9% and 6.7% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2009 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	76	545,576	17.06%	$14,839,128	$27.20
2011	64	751,402	23.50	22,629,552	30.12
2012	30	229,811	7.19	7,555,308	32.88
2013	35	422,885	13.23	14,367,657	33.98
2014	25	265,633	8.31	8,033,064	30.24
2015	19	256,852	8.03	8,370,485	32.59
2016	19	377,841	11.82	10,872,864	28.78
2017	6	54,165	1.69	1,693,380	31.26
2018	8	132,595	4.15	4,172,676	31.47
2019 & thereafter	12	160,704	5.02	5,352,264	33.31

Total/weighted average	294	3,197,464	100.00%	$97,886,378	$30.61

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010, are approximately $0.7 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 99,236 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

Suburban Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2010(3)	32	185,342	6.90%	$5,884,860	$31.75
2011	24	114,021	4.24	3,733,200	32.74
2012	22	243,045	9.04	8,638,764	35.54
2013	19	89,565	3.33	2,776,644	31.00
2014	23	269,769	10.03	9,362,544	34.71
2015	8	40,881	1.52	1,267,896	31.01
2016	7	90,926	3.38	2,796,480	30.76
2017	6	55,793	2.07	2,284,536	40.95
2018	4	61,523	2.29	2,158,512	35.08
2019 & thereafter	14	1,538,198	57.20	55,378,212	36.00

Total/weighted average	159	2,689,063	100.00%	$94,281,648	$35.06

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2009 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2009 for the 12 months ending December 31, 2010, are approximately $0.9 million for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 28,385 square feet of month-to-month holdover tenants whose leases expired prior to December 31, 2009.

Tenant Diversification

        At December 31, 2009, our portfolio was leased to approximately 1,334 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2009:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd & Court Square	132	4,451,237	12.5%	8.2%
Viacom International Inc.	1515 Broadway	125	1,287,610	5.2%	4.7%
Credit Suisse Securities (USA), Inc.	1 Madison Avenue	132	1,115,207	4.4%	5.8%
Morgan Stanley & Co., Inc.	1221 Avenue of the Americas, 2 Jericho Plaza & 4 Landmark Square	108	661,644	3.5%	2.1%
Random House, Inc.	1745 Broadway	102	644,598	2.6%	1.1%
Debevoise & Plimpton, LLP	919 Third Avenue	144	586,528	2.6%	1.8%
Omnicom Group, Inc.	220 East 42nd Street & 420 Lexington Avenue	88	496,876	1.4%	1.9%
Societe Generale	1221 Avenue of the Americas	45	486,663	2.1%	1.3%
The McGraw Hill Companies, Inc.	1221 Avenue of the Americas	123	420,329	1.7%	1.0%
Advance Magazine Group	750 Third Avenue & 485 Lexington Avenue	134	342,720	1.0%	1.3%
Verizon	120 West 45th Street, 1100 King Street Bldgs 1&2, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	24	315,390	0.7%	0.9%
C.B.S. Broadcasting, Inc.	555 West 57th Street	93	286,037	0.8%	1.0%
Polo Ralph Lauren Corporation	625 Madison Avenue	120	269,269	1.1%	1.5%
Schulte, Roth & Zabel LLP	919 Third Avenue	138	263,186	1.1%	0.7%
New York Presbyterian Hospital	28 West 44th Street, 555 West 57th Street & 673 First Avenue	140	262,448	0.7%	0.9%
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	80	250,857	0.9%	1.1%
The City University of NY-CUNY	555 West 57th Street & 28 West 44th Street	75	229,044	0.6%	0.8%
BMW of Manhattan	555 West 57th Street	31	227,782	0.4%	0.5%
Vivendi Universal US Holdings	800 Third Avenue	2	227,605	0.8%	0.5%
Sonnenschein, Nath & Rosenthal	1221 Avenue of the Americas	97	191,825	1.0%	0.6%
D.E. Shaw and Company L.P.	120 West 45th Street	87	187,484	0.8%	1.1%
Amerada Hess Corp.	1185 Avenue of the Americas	216	182,529	0.8%	1.1%
Fuji Color Processing Inc.	200 Summit Lake Drive	39	165,880	0.4%	0.5%
King & Spalding	1185 Avenue of the Americas	190	159,858	0.7%	0.9%
National Hockey League	1185 Avenue of the Americas	155	148,216	0.8%	1.1%
New York Hospitals Center/ Mount Sinai	625 Madison Avenue & 673 First Avenue	141	146,917	0.5%	0.6%
Banque National De Paris	919 Third Avenue	79	145,834	0.6%	0.4%
The Segal Company	333 West 34th Street	182	144,307	0.5%	0.7%
Draft Worldwide	919 Third Avenue	47	141,260	0.6%	0.4%
News America Incorporated	1185 Avenue of the Americas	131	138,294	0.8%	1.1%

Total Weighted Average(3)			14,612,434	51.5%	45.8%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2009 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2009, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our stockholders during the fourth quarter ended December 31, 2009.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the New York Stock Exchange, or the NYSE, on August 15, 1997 under the symbol "SLG." On February 3, 2010, the reported closing sale price per share of common stock on the NYSE was $47.76 and there were approximately 389 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions paid by us with respect to the periods indicated.

	2009			2008
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$25.83	$8.69	$0.375	$98.77	$76.78	$0.7875
June 30	$26.70	$10.68	$0.100	$100.74	$82.55	$0.7875
September 30	$46.81	$18.66	$0.100	$92.23	$63.65	$0.7875
December 31	$52.74	$37.72	$0.100	$62.74	$11.36	$0.3750

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

UNITS

        At December 31, 2009, there were 1,684,283 units of limited partnership interest of the operating partnership outstanding. These units received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

        During the years ended December 31, 2009, 2008 and 2007, we issued 652,194, none and 343,412 shares of common stock, respectively, to holders of units of limited partnership in the operating partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

        We issued 211,342, 128,956 and 435,583 shares of our common stock in 2009, 2008 and 2007, respectively, for deferred stock-based compensation in connection with employment contracts and other compensation-related grants.

        See Notes 14 and 16 to the Consolidated Financial Statements in Item 8 for a description of our stock option plan and other compensation arrangements.

        The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,324,221	$56.74	2,553,265	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,324,221	$56.74	2,553,265

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

        In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of classifying certain properties as held for sale. As a result, we have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income or funds from operations.

        We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property classified as held for sale during 2009.

	Year Ended December 31,
Operating Data	2009	2008	2007	2006	2005
(In thousands, except per share data)
Total revenue	$1,010,659	$1,079,422	$974,830	$451,022	$339,799

Operating expenses	217,559	228,191	207,978	102,548	77,541
Real estate taxes	141,723	126,304	120,972	62,915	45,935
Ground rent	31,826	31,494	32,389	20,150	19,250
Interest expense, net of interest income	236,300	291,536	256,941	89,394	71,752
Amortization of deferred finance costs	7,947	6,433	15,893	4,424	4,461
Depreciation and amortization	226,545	216,583	174,257	62,523	46,670
Loan loss and other investment reserves	150,510	115,882	—	—	—
Marketing, general and administration	73,992	104,583	93,045	57,850	36,826

Total expenses	1,086,402	1,121,006	901,475	399,804	302,435
Equity in net income of unconsolidated joint ventures	62,878	59,961	46,765	40,780	49,349

Income (loss) before gains on sale	(12,865)	18,377	120,120	91,998	86,713
Gain on early extinguishment of debt	86,006	77,465	—	—	—
Loss on equity investment in marketable securities	(396)	(147,489)	—	—	—
Gain on sale of properties/partial interests	6,691	103,056	31,509	3,451	11,550

Income from continuing operations	79,436	51,409	151,629	95,449	98,263
Discontinued operations	(7,771)	352,639	531,068	141,909	67,309

Net income	71,665	404,048	682,697	237,358	165,572
Net income attributable to noncontrolling interest in operating partnership	(1,221)	(14,561)	(26,084)	(11,429)	(8,222)
Net income attributable to noncontrolling interests in other partnerships	(12,900)	(8,677)	(10,383)	(5,210)	69

Net income attributable to SL Green	57,544	380,810	646,230	220,719	157,419
Preferred dividends	(19,875)	(19,875)	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$37,669	$360,935	$626,355	$200,844	$137,544

Net income per common share—Basic	$0.54	$6.22	$10.66	$4.50	$3.29

Net income per common share—Diluted	$0.54	$6.20	$10.54	$4.38	$3.20

Cash dividends declared per common share	$0.6750	$2.7375	$2.89	$2.50	$2.22

Basic weighted average common shares outstanding	69,735	57,996	58,742	44,593	41,793

Diluted weighted average common shares and common share equivalents outstanding	72,044	60,598	61,885	48,495	45,504

	As of December 31,
Balance Sheet Data	2009	2008	2007	2006	2005
	(In thousands)
Commercial real estate, before accumulated depreciation	$8,257,100	$8,201,789	$8,622,496	$3,055,159	$2,222,922
Total assets	10,487,577	10,984,353	11,430,078	4,632,227	3,309,777
Mortgage notes payable, revolving credit facility, term loans, unsecured notes and trust preferred securities	4,892,688	5,581,559	5,658,149	1,815,379	1,542,252
Noncontrolling interests in operating partnership	84,618	87,330	81,615	71,731	74,049
Equity	4,913,129	4,481,960	4,524,600	2,451,045	1,484,453

	Year Ended December 31,
Other Data	2009	2008	2007	2006	2005
	(In thousands)
Funds from operations available to common stockholders(1)	$318,817	$344,856	$343,186	$223,634	$189,513
Funds from operations available to all stockholders(1)	318,817	344,856	343,186	223,634	189,513
Net cash provided by operating activities	275,211	296,011	406,705	225,644	138,398
Net cash (used in) provided by investment activities	(345,379)	396,219	(2,334,337)	(786,912)	(465,674)
Net cash (used in) provided by financing activities	(313,006)	(11,305)	1,856,418	654,342	315,585

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

        On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P. or ROP. We paid approximately $6.0 billion, inclusive of debt assumed and transaction costs, for Reckson. ROP is a subsidiary of our operating partnership.

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson's former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

        The commercial real estate market is now in its third year of severe constraints on lending activity, resulting in continued illiquidity and reduced asset values.

        Beginning in the third quarter of 2007, the sub-prime residential lending and single family housing markets in the U.S. began to experience significant default rates, declining real estate values and increasing backlog of housing supply. As a result of the poor credit performance in the residential markets, other lending markets experienced higher volatility and decreased liquidity. The residential sector capital markets issues quickly spread into the asset-backed commercial real estate, corporate and other credit and equity markets. Substantially reduced mortgage loan originations and securitizations continued through 2008 and 2009, and caused more generalized credit market dislocations and a significant contraction in available credit. As a result, most commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. In the few instances in which debt is available, it is at a cost much higher than in the recent past.

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

        The recent credit crisis has put many borrowers, including some borrowers in our structured finance investment portfolio, under increasing amounts of financial and capital distress. For the year ended December 31, 2009, we recorded a gross provision for loan losses and charge offs of approximately $146.5 million. Much of it related to non-New York City structured finance investments.

        At the same time, we recognized that the market's distress was creating attractive new strategic investment opportunities for those with the capital available to take new debt positions. Such opportunities sometimes involved investing in debt at attractive discounts—which offered the ability to control and benefit from restructuring efforts and potentially even take equity ownership under attractive terms. We made new structured finance investments totaling $254.3 million in 2009. Our structured finance portfolio included a position in the debt backed by 100 Church Street in Manhattan, New York City, which we subsequently converted to full operational control and then full ownership in 2010.

        During the past two years, the New York City real estate market saw an increase in the direct vacancy rate, as well as an increase in the amount of sublease space on the market, which largely subsided by late 2009. When the market absorbs sublease space, rents usually stabilize and occupancy begins to improve. We expect that total vacancy in Manhattan has now reached, or is close to reaching, its inflection point and will improve in 2010, although probably very slowly at first. Along with rent stabilization and slow recovery, we anticipate a gradual reduction in the need to provide a long free rent period and large tenant improvement allowances used to attract tenants.

        Property sales continue to lag, as noted above. New York City sales activity in 2009 decreased by approximately $16.9 billion when compared to 2008, as total volume only reached approximately $3.5 billion. We believe that this is primarily due to a lack of financing for purchasers. However, we have been able to access capital for refinancing purposes which we believe primarily results from the asset quality of our portfolio and our ability to create and preserve asset value.

        Leasing activity for Manhattan, a borough of New York City, totaled approximately 16.3 million square feet compared to approximately 19.1 million square feet in 2008. Of the total 2009 leasing activity in Manhattan, the Midtown submarket accounted for approximately 11.3 million square feet, or 69.1%. Midtown's overall vacancy increased from 8.5% at December 31, 2008 to 12.0% at December 31, 2009, after reaching as high as 13.4% in October 2009.

        Overall asking rents for direct space in Midtown decreased from $72.08 at year-end 2008 to $57.32 at year-end 2009, a decrease of 20.5%. The decrease in rents has been driven by increased vacancy resulting from the financial crisis. Management believes that rental rates will begin to moderate and concession packages will decline during 2010 as vacancy shrinks.

        During 2009, minimal new office space was added to the Midtown office inventory. In a supply-constrained market, there is only 2.0 million square feet under construction in Midtown as of year-end and which becomes available in the next two years, only 7.3% of which is pre-leased.

        We saw significant fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2009 at 0.23%, a 21 basis point decrease from the end of 2008. Ten-year US Treasuries ended 2009 at 3.83%, a 162 basis point increase from the end of 2008.

        Our activities for 2009 included:

  •
  Acquired two sub-leasehold positions at 420 Lexington Avenue for approximately $15.9 million;

  •
  Sold two properties for an aggregate gross sales price of approximately $135.7 million generating losses to us of approximately $7.1 million;

  •
  Signed 217 office leases totaling 2.1 million square feet during 2009 while increasing the cash rents paid by new tenants on previously occupied space by 14.8% and decreasing cash rents by 2.4% over the most recent cash rent paid by the previous tenants for the same space for the Manhattan and Suburban properties, respectively;

  •
  Sold 19,550,000 shares of our common stock, generating net proceeds of approximately $387.1 million;

  •
  Repurchased approximately $564.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $86.0 million;

  •
  Originated or acquired approximately $184.3 million of new structured finance investments, net of redemptions and recorded approximately $146.5 million in loan loss reserves and charge offs; and

  •
  Closed on approximately $1.0 billion of mortgage financings.

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	94.6%
	Unconsolidated properties	8	9,429,000	95.6%
Suburban	Consolidated properties	25	3,863,000	84.8%
	Unconsolidated properties	6	2,941,700	93.7%

		60	30,015,900	93.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also own investments in eight retail properties encompassing approximately 374,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is determined to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the value of any of our consolidated rental properties or equity investments in rental properties was impaired at December 31, 2009 and 2008.

        A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

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

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $54.6 million and $14.2 million in loan loss reserves and charge offs during the years ended December 31, 2009 and 2008, respectively, on investments being held to maturity.

        Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. During the quarter ended September 30, 2009, we reclassified loans with a net carrying value of approximately $56.7 million from held for sale to held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan. As of December 31, 2009, one loan with a net carrying value of approximately $1.0 million had been designated as held for sale. We recorded a mark-to-market adjustment of approximately $69.1 million against our held for sale investment during the year ended December 31, 2009.

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

Results of Operations

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

        The following comparison for the year ended December 31, 2009, or 2009, to the year ended December 31, 2008, or 2008, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all properties owned by us at January 1, 2008 and at December 31, 2009 and total 45 of our 60 consolidated and unconsolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$773.2	$774.0	$(0.8)	(0.1)%
Escalation and reimbursement revenue	124.5	123.0	1.5	1.2

Total	$897.7	$897.0	$0.7	0.1%

Same-Store Properties	$884.7	$865.8	$18.9	2.2%
Acquisitions	7.0	25.7	(18.7)	(72.8)
Other	6.0	5.5	0.5	9.1

Total	$897.7	$897.0	$0.7	0.1%

        Occupancy in the Same-Store Properties was 93.2% at December 31, 2009 and 95.3% at December 31, 2008. The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

        At December 31, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.9% and 4.5% higher, respectively, than the existing in-place fully escalated rents. Approximately 9.0% of the space leased at our consolidated properties expires during 2010.

        The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.3 million) and the Acquisitions and Other ($0.2 million). The increase in recoveries at the Same-Store Properties was primarily due to increases in real estate tax escalations ($10.1 million). This was partially offset by reductions in operating expense escalations ($7.0 million) and electric reimbursements ($1.8 million).

        During the year ended December 31, 2009, we signed or commenced 140 leases in the Manhattan portfolio totaling 1,366,625 square feet, of which 113 leases and 1,301,358 square feet represented office leases. Average starting Manhattan office rents of $44.85 per rentable square foot on the 1,301,358 square feet of leases signed or commenced during the year ended December 31, 2009 represented a 14.8% increase over the previously fully escalated rents. The average lease term was 8.5 years and average tenant concessions were 3.6 months of free rent with a tenant improvement allowance of $33.36 per rentable square foot.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$62.9	$60.0	$2.9	4.8%
Investment and preferred equity income	65.6	110.9	(45.3)	(40.9)
Other income	47.4	71.5	(24.1)	(33.7)

Total	$175.9	$242.4	$(66.5)	(27.4)%

        The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 1515 Broadway ($8.5 million), 16 Court Street ($1.3 million), 521 Fifth Avenue ($1.6 million), 100 Park Avenue ($1.4 million), 1 Madison Avenue ($0.8 million), Mack-Green ($2.8 million), 1221 Avenue of the Americas ($4.3 million) and 1604 Broadway ($1.3 million). This was partially offset by lower net income contributions primarily from our investments in Gramercy ($13.6 million), 388 Greenwich Street ($3.1 million), 1250 Broadway ($2.6 million) and 717 Fifth Avenue ($1.7 million). Occupancy at our joint venture properties was 95.1% at December 31, 2009 and 95.0% at December 31, 2008. At December 31, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 10.4% and 0.3% higher, respectively, than then existing in-place fully escalated rents. Approximately 6.5% of the space leased at our joint venture properties expires during 2010.

        Investment and preferred equity income decreased during 2009 when compared to the prior year. The weighted average investment balance outstanding and weighted average yields were $652.9 million and 8.4%, respectively, for 2009 compared to $816.9 million and 10.5%, respectively, for 2008. The decrease was primarily due to the sale of structured finance investments as well as certain loans being placed on non-accrual status in 2009.

        The decrease in other income was primarily due to reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy ($5.1 million). In addition, in 2008, we earned an incentive distribution upon the sale of 1250 Broadway ($25.0 million) as well as an advisory fee paid to us in connection with Gramercy closing its acquisition of AFR (approximately $6.6 million). This was partially offset by the recognition in 2009 of an incentive fee ($4.8 million) upon the final resolution of our original Bellemead investment and other fee income ($11.0 million).

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$217.6	$228.2	$(10.6)	(4.7)%
Real estate taxes	141.7	126.3	15.4	12.2
Ground rent	31.8	31.5	0.3	1.0

Total	$391.1	$386.0	$5.1	1.3%

Same-Store Properties	$373.1	$367.5	$5.6	1.5%
Acquisitions	3.6	2.9	0.7	24.1
Other	14.4	15.6	(1.2)	(7.7)

Total	$391.1	$386.0	$5.1	1.3%

        Same-Store Properties operating expenses decreased approximately $9.2 million. There were decreases in repairs and maintenance ($2.9 million), insurance costs ($0.8 million), utilities ($6.6 million) and various other costs ($0.7 million). This was partially offset by an increase in payroll costs ($1.0 million) and ground rent ($0.8 million).

        The increase in real estate taxes was primarily attributable to the Same-Store Properties ($14.8 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$244.2	$298.0	$(53.8)	(18.1)%
Depreciation and amortization expense	226.5	216.6	9.9	4.6
Loan loss reserves	150.5	115.9	34.6	29.9
Marketing, general and administrative expense	74.0	104.6	(30.6)	(29.3)

Total	$695.2	$735.1	$(39.9)	(5.4)%

        The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes. The weighted average interest rate decreased from 5.24% for the year ended December 31, 2008 to 4.30% for the year ended December 31, 2009. As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.7 billion during the year ended December 31, 2008 compared to $5.1 billion during the year ended December 31, 2009.

        In 2009, we repurchased approximately $564.6 million of our convertible bonds, realizing gains on early extinguishment of debt of approximately $86.0 million.

        The increase in loan loss reserves was primarily due to the realized loss on the sale of a structured finance investment (approximately $38.4 million) in 2009 as well as additional reserves recorded on loans being held to maturity as well as held for sale.

        Marketing, general and administrative expenses represented 7.3% of total revenues in 2009 compared to 9.7% in 2008. The decrease is primarily due to reduced stock-based compensation costs in 2009.

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

Rental Revenues (in millions)	2008	2007	$ Change	% Change
Rental revenue	$774.0	$662.5	$111.5	16.8%
Escalation and reimbursement revenue	123.0	109.0	14.0	12.8

Total	$897.0	$771.5	$125.5	16.3%

Same-Store Properties	$765.3	$691.4	$73.9	10.7%
Acquisitions	126.1	74.2	51.9	70.0
Other	5.6	5.9	(0.3)	(5.1)

Total	$897.0	$771.5	$125.5	16.3%

        Occupancy in the Same-Store Properties increased from 95.0% at December 30, 2007 to 95.2% at December 31, 2008. The increase in the Acquisitions is primarily due to owning these properties for a period during the year in 2008 compared to a partial period or not being included in 2007. This includes the Reckson properties.

        At December 31, 2008, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 20.2% and 14.4% higher, respectively, than then existing in-place fully escalated rents. Approximately 8.1% of the space leased at our consolidated properties was scheduled to expire during 2009.

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

Investment and Other Income (in millions)	2008	2007	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$60.0	$46.8	$13.2	28.2%
Investment and preferred equity income	110.9	82.7	28.2	34.1
Other income	71.5	120.7	(49.2)	(40.8)

Total	$242.4	$250.2	$(7.8)	(3.1)%

        The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 388 Greenwich Street ($6.4 million), 1515 Broadway ($11.4 million), 1250 Broadway ($1.7 million), 521 Fifth Avenue ($1.5 million), 2 Herald Square ($1.9 million), One Madison Avenue ($1.0 million), Mack-Green ($1.9 million), 800 Third Avenue ($1.3 million) and 885 Third Avenue ($3.7 million). This was partially offset by lower net income contributions primarily from our investments in 100 Park which was under redevelopment ($3.3 million), Gramercy ($9.9 million) and 16 Court Street ($1.0 million). Occupancy at our joint venture properties decreased from 95.2% in 2007 to 95.0% in 2008. At December 31, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 25.0% and 6.7% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.8% of the space leased at our joint venture properties expires during 2009.

        Investment and preferred equity income increased during the current period. The weighted average investment balance outstanding and weighted average yield were $816.9 million and 10.5%, respectively, for 2008 compared to $717.1 million and 10.3%, respectively, for 2007. During 2008, we sold approximately $99.7 million of structured finance investments and realized net gains of approximately $9.3 million. We also settled the Reckson Strategic Venture Partners investment which resulted in a gain of approximately $6.9 million. No structured finance investments were sold in 2007.

        The decrease in other income was primarily due to an incentive distribution earned in 2007 upon the sale of One Park Avenue (approximately $77.2 million) and One Madison Clocktower (approximately $5.1 million) as well as a decrease in fee income earned by GKK Manager LLC, a former affiliate of ours and the former external manager of Gramercy (approximately $3.1 million). This was partially offset by an incentive distribution earned in 2008 upon the sale of 1250 Broadway ($25.0 million) and an advisory fee earned by us in connection with Gramercy closing its acquisition of AFR ($6.6 million). The reduction in fee income from GKK Manager LLC, was primarily due to us waiving our rights to receive incentive fees and CDO Management fees beginning in July

2008. In addition, in 2008 we returned approximately $5.1 million of incentive fees to Gramercy pursuant to a written agreement.

Property Operating Expenses (in millions)	2008	2007	$ Change	% Change
Operating expenses	$228.2	$208.0	$20.2	9.7%
Real estate taxes	126.3	121.0	5.3	4.4
Ground rent	31.5	32.4	(0.9)	(2.8)

Total	$386.0	$361.4	$24.6	6.8%

Same-Store Properties	$348.5	$325.1	$23.4	7.2%
Acquisitions	22.0	18.8	3.2	17.0
Other	15.5	17.5	(2.0)	(11.4)

Total	$386.0	$361.4	$24.6	6.8%

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

Other Expenses (in millions)	2008	2007	$ Change	% Change
Interest expense, net of interest income	$298.0	$272.8	$25.2	9.2%
Depreciation and amortization expense	216.6	174.3	42.3	24.3
Loan loss and other investment reserves	115.9	—	115.9	100.0
Marketing, general and administrative expense	104.6	93.0	11.6	12.5

Total	$735.1	$540.1	$195.0	36.1%

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

        In 2008, we recorded approximately $98.9 million in loan loss reserves primarily against our non-New York City structured finance investments. During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligated Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders of Gramercy and its subsidiaries to a potential internalization. The internalization occurred in April 2009. We also expensed our approximately $14.9 million investment in GKK Manager LLC.

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

Liquidity and Capital Resources

        We are currently experiencing a global economic downturn and credit crunch. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. When debt is available, it is generally at a cost much higher than in the recent past.

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

        Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital.

        Our combined aggregate principal maturities of our property mortgages, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2009 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$28,557	$269,185	$149,975	$454,396	$30,052	$1,663,387	$2,595,552
Corporate obligations	114,821	123,607	1,533,981	—	150,000	374,727	2,297,136
Joint venture debt-our share	115,130	206,951	60,759	6,684	334,499	1,124,699	1,848,722

Total	$258,508	$599,743	$1,744,715	$461,080	$514,551	$3,162,813	$6,741,410

        As of December 31, 2009, we had approximately $402.5 million of cash on hand, inclusive of approximately $58.8 million of marketable securities. In May 2009, we reduced the dividend on our common stock from an annualized rate of $1.50 per share to $0.40 per share. In addition, we expect to generate positive cash flow from operations for the foreseeable future. We also have the ability to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us. Management believes that these sources of liquidity if we are able to access them, along with potential refinancing opportunities for secured debt and continued repurchases of our senior unsecured notes at discounted prices, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

        We continue to monitor closely the financial viability of our largest tenant, Citigroup, which accounted for approximately 8.2% of our annualized rent as of December 31, 2009, paying particular attention to the potentially negative effects of its capital position and reductions in its headcount on its tenancy in our portfolio. During 2008 and 2009, Citigroup benefited from substantial U.S. government financial investments, including (i) raising capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock issued to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering certain of Citigroup assets, and (iii) issuing senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation. Most significantly, in December 2009 Citigroup issued approximately $17 billion of common stock and approximately $3.5 billion of tangible equity units representing the largest public equity offering in U.S. capital markets history. The proceeds from this offering were then used to repay the $20 billion Citigroup received from the U.S. government under the Troubled Assets Relief Program, or TARP, and served to significantly improve Citigroup's TIER 1 capital ratio.

        We believe that these actions by Citigroup and the U.S. government have served to bolster Citigroup's viability as a tenant and significantly mitigated its short term capital needs. In addition, while Citigroup has reduced its overall employee base, it has relocated personnel from other New York City properties not owned by us into the two properties where we have the largest exposure to Citigroup, 388-390 Greenwich Street, Manhattan and One Court Square in Queens. Both of these properties are held in joint ventures, however, thereby reducing our exposure to Citigroup from what it would have been had we been the sole owner of these properties.

Cash Flows

        The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        Cash and cash equivalents were $343.7 million and $726.9 million at December 31, 2009 and December 31, 2008, respectively, representing a decrease of $383.2 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2009	2008	Increase (Decrease)
Net cash provided by operating activities	$275,211	$296,011	$(20,800)
Net cash (used in) provided by investing activities	$(345,379)	$396,219	$(741,598)
Net cash (used in) provided by financing activities	$(313,006)	$(11,305)	$(301,701)

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2009, our portfolio was 93.4% occupied. Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2009, when compared to the year ended December 31, 2008, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$51,692
Capital expenditures and capitalized interest	41,404
Escrow cash-capital improvements/acquisition deposits	(16,694)
Joint venture investments	(61,940)
Distributions from joint ventures	(419,390)
Proceeds from sales of real estate	(178,836)
Structured finance and other investments	(157,834)

        We generally fund our investment activity through free cash flow, property-level financing, our 2007 unsecured revolving credit facility, term loans, senior unsecured notes, construction loans and, from time to time, we issue common or preferred stock. During the year ended December 31, 2009, when compared to the year ended December 31, 2008, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,602,715)
Repayments under our debt obligations	644,340
Proceeds from issuance of common stock	387,138
Repurchases of common stock	151,986
Noncontrolling interests, contributions in excess of distributions	(4,934)
Other financing activities	(6,564)
Dividends and distributions paid	129,048

Capitalization

        As of December 31, 2009, we had 77,514,292 shares of common stock, 1,684,283 units of limited partnership interest in our operating partnership, 6,300,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

        In May 2009, we sold 19,550,000 shares of our common stock. The net proceeds from this offering (approximately $387.1 million) was primarily used to repurchase unsecured debt and for other corporate purposes.

        In March 2007, our board of directors approved a stock repurchase plan under which we could buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. As of December 31, 2008, we purchased and settled approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

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

Dividend Reinvestment and Stock Purchase Plan

        We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective in March 2009. We registered 2,000,000 shares of common stock under the DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2009 and 2008, we issued approximately 180 and 4,300 shares of our common stock and received approximately $5,000 and $0.3 million of proceeds from dividend reinvestments and/or stock purchases under the DRIP, respectively. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted. Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005. In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock Option and Incentive Plan. These awards are subject to vesting as noted above. The fair value of the award on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. Compensation expense of $0.1 million, $0.2 million and $0.4 million related to this plan was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan would share in a "performance pool" if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant's award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark was achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established. The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

        After the performance pool was established, the earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested. Any LTIP Units not earned upon the establishment of the performance pool were to be automatically forfeited, and the LTIP Units that are earned are subject to time-based vesting, with one-third of the LTIP Units earned vesting on November 30, 2008 and each of the first two anniversaries thereafter based on continued employment. On June 14, 2006, the compensation committee of our board of directors determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, was established. Individual awards under the 2005 Outperformance Plan are in the form of partnership units, or LTIP Units, in our operating partnership that, subject to certain conditions, are convertible into shares of the Company's common stock or cash, at our election. The total number of LTIP Units earned by all participants as a result of the establishment of the performance pool was 490,475 and are subject to time-based vesting.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period. We recorded approximately $2.3 million, $3.9 million and $2.1 million of compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period. We recorded approximately $0.4 million, $12.2 million and $2.5 million of compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. This charge of approximately $9.2 million is included in the compensation expense above. The performance criteria under the 2006 Outperformance Plan were not met. This plan expired with no value in 2009.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our operating partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if our aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. The compensation committee and its advisors are in the process of finalizing the documentation of the 2010 Long-Term Compensation Plan. We recorded compensation expense of approximately $0.6 million in 2009 related to this plan.

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

        During the year ended December 31, 2009, approximately 26,000 phantom stock units were earned. As of December 31, 2009, there were approximately 48,410 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2009, approximately 36,313 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

        Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. At December 31, 2009, approximately 3.0 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 4.2 million shares if all shares available under the 2005 Plan were issued as five-year options.

Market Capitalization

        At December 31, 2009, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 61.4% of our combined market capitalization of approximately $11.0 billion (based on a common stock price of $50.24 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2009). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our operating partnership, and our share of joint venture debt.

Indebtedness

        The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2009 and 2008, respectively (dollars in thousands).

	December 31,
Debt Summary:	2009	2008
Balance
Fixed rate	$3,256,081	$3,918,454
Variable rate—hedged	60,000	60,000

Total fixed rate	3,316,081	3,978,454

Variable rate	1,110,391	1,427,677
Variable rate—supporting variable rate assets	466,216	175,428

Total variable rate	1,576,607	1,603,105

Total	$4,892,688	$5,581,559

Percent of Total Debt:
Total fixed rate	67.8%	71.3%
Variable rate	32.2%	28.7%

Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.60%	5.37%
Variable rate	1.45%	4.05%

Effective interest rate	4.30%	5.24%

        The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.23% and 0.44% at December 31, 2009 and 2008, respectively). Our consolidated debt at December 31, 2009 had a weighted average term to maturity of approximately 4.9 years.

        Certain of our structured finance investments, with a carrying value of approximately $466.2 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2009.

Mortgage Financing

        As of December 31, 2009, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.98% and approximately $262.5 million of variable rate debt with an effective weighted average interest rate of approximately 2.22%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio is currently 90 basis points. This facility matures in June 2011 and has a one-year as-of-right extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $1.37 billion outstanding at December 31, 2009. Availability under the

2007 unsecured revolving credit facility was further reduced at December 31, 2009 by the issuance of approximately $27.1 million in letters of credit. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004(1)(2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,727	6.00%	10	March 31, 2016
June 27, 2005(1)(3)	114,821	4.00%	20	June 15, 2025
March 26, 2007(4)	159,905	3.00%	20	March 30, 2027

	$823,060

(1)
Assumed as part of the Reckson Merger.

(2)
During the year ended December 31, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

(3)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2009, we repurchased approximately $69.1 million of these notes and realized net gains on early extinguishment of debt of approximately $1.0 million.

(4)
In March 2007, we issued $750.0 million of these convertible notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2009, we repurchased approximately $421.1 million of these bonds and realized net gains on early extinguishment of debt of approximately $75.4 million.

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

        The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2009 and 2008, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2009 and 2008, would increase our annual interest cost by approximately $15.2 million and $15.3 million and would increase our share of joint venture annual interest cost by approximately $6.4 million and $7.4 million, respectively.

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        Approximately $3.3 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of December 31, 2009 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes (net of discounts), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital and ground leases, as of December 31, 2009 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$28,557	$269,185	$149,975	$454,396	$30,052	$1,663,387	$2,595,552
Revolving Credit Facility	—	—	1,374,076	—	—	—	1,374,076
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	114,821	123,607	159,905	—	150,000	274,727	823,060
Capital lease	1,451	1,555	1,555	1,555	1,555	45,649	53,320
Ground leases	31,053	28,929	28,179	28,179	28,179	580,600	725,119
Estimated interest expense	211,080	185,262	158,456	142,484	126,509	308,931	1,132,722
Joint venture debt	115,130	206,951	60,759	6,684	334,499	1,124,699	1,848,722

Total	$502,092	$815,489	$1,932,905	$633,298	$670,794	$4,097,993	$8,652,571

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

Capital Expenditures

        We estimate that for the year ending December 31, 2010, we will incur, approximately $107.9 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties which are net of loan reserves, will be approximately $31.6 million. We expect to fund these capital expenditures with operating cash flow, property level financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

        We expect to pay dividends to our stockholders based on the distributions we receive from the operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $0.40 per share, we would pay approximately $31.0 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. We reduced our annual dividend from $3.15 in 2008 in order to conserve liquidity.

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The Service Corp. received approximately $1.6 million, $1.4 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007. We sold this property in March 2007. We paid Alliance approximately $14.9 million, $15.1 million and $14.8 million for three years ended December 31, 2009, respectively, for these services (excluding services provided directly to tenants).

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

  Management Fees

        S.L. Green Management Corp. receives property management fees from certain entities in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entities was approximately $351,700 in 2009, $353,500 in 2008 and $297,100 in 2007.

  Brokerage Services

        Cushman & Wakefield Sonnenblick-Goldman, LLC, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2009, we paid approximately $428,000 to Sonnenblick in connection with the refinancing of 420 Lexington Avenue. In 2007, we paid approximately $2.0 million to Sonnenblick in connection with the financings obtained for 388-390 Greenwich Street, 16 Court Street, 485 Lexington Avenue and 1604 Broadway.

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

  Insurance

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $450.0 million for acts of terrorism. This policy expires in December 31, 2010. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2010. Additional coverage may be purchased on a stand-alone basis for certain assets. The liability policies cover all our properties and provide limits of $200.0 million per property. The liability policies expire on October 31, 2010.

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

        FFO for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income attributable to SL Green common stockholders	$37,669	$360,935	$626,355
Add:
Depreciation and amortization	226,545	216,583	174,593
Discontinued operations depreciation adjustment	708	6,656	12,456
Unconsolidated joint ventures depreciation and noncontrolling interests adjustment	39,964	42,559	27,538
Net income attributable to noncontrolling interests	14,121	23,238	36,467
Loss on equity investment in marketable securities	396	147,489	—
Less:
Gain (loss) on sale of discontinued operations	(6,841)	348,573	501,812
Gain on sale of joint venture property/ partial interest	6,691	103,056	31,509
Depreciation on non-rental real estate assets	736	975	902

Funds from Operations—available to common stockholders	318,817	344,856	343,186
Dividends on convertible preferred shares	—	—	—

Funds from Operations—available to all stockholders	$318,817	$344,856	$343,186

Cash flows provided by operating activities	$275,211	$296,011	$406,705
Cash flows (used in) provided by investing activities	$(345,379)	$396,219	$(2,334,337)
Cash flows (used in) provided by financing activities	$(313,006)	$(11,305)	$1,856,418

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

Accounting Standards Updates

        The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies—Accounting Standards Updates" in the accompanying financial statements.

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
  tenant bankruptcies;

  •
  adverse changes in the real estate markets, including increasing vacancy, increasing availability of sublease space, decreasing rental revenue and increasing insurance costs;

  •
  availability, terms and deployment of capital (debt and equity);

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  our ability to comply with financial covenants in our debt instruments;

  •
  declining real estate valuations and impairment charges;

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

  •
  competition with other companies;

  •
  availability of and our ability to attract and retain qualified personnel;

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

        The table below presents principal cash flows based upon maturity dates of our debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2009 (in thousands):

		Long-Term Debt			Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount		Weighted Yield
2010	$141,905	5.91%	$1,473	1.24%	$413,733		7.72%
2011	368,680	5.90%	24,112	1.23%	7,000		11.71%
2012	251,672	5.88%	1,432,286	2.29%	56,020		8.87%
2013	335,660	5.90%	118,736	2.29%	23,455		13.50%
2014	180,052	5.94%	—	—%	41,791		12.22%
Thereafter	2,038,112	5.96%	—	—%	243,613		8.03%

Total	$3,316,081	5.96%	$1,576,607	1.33%	$785,612	(1)	8.80%

Fair Value	$2,917,553		$1,463,825

(1)
Our structured finance investments had an estimated fair value ranging between $471.8 million and $707.2 million at December 31, 2009.

        The table below presents the gross principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2009 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2010	$29,410	4.49%	$85,720	2.94%
2011	405	4.46%	206,546	3.31%
2012	12,870	4.45%	47,889	2.88%
2013	1,182	4.45%	5,502	3.03%
2014	97,334	4.42%	237,166	3.03%
Thereafter	1,108,698	3.88%	16,000	1.39%

Total	$1,249,899	4.31%	$598,823	3.00%

Fair Value	$1,002,071		$588,574

        The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2009 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	Credit facility	LIBOR	$60,000	4.364%	1/2007	5/2010	$(844)
Interest Rate Swap	Anticipated debt	10-Year Treasury	105,000	4.910%	12/2009	12/2019	(8,271)
Interest Rate Swap	Anticipated debt	10-Year Treasury	100,000	4.705%	12/2009	12/2019	(6,186)
Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	2/2009	2/2010	—
Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	2/2010	2/2011	5

Total Consolidated Hedges			$393,000				$(15,296)

        In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps were out of the money and had a value of $4,100 at December 31, 2009. One of our joint ventures had a LIBOR swap in place on a national amount of $560.0 million. This hedge, which matures in December 2017, had a fair value obligation of approximately $17.1 million at December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company retrospectively changed its method of accounting for its convertible debt instruments with the adoption of the guidance originally issued in FSP APB 14-1 "Accounting for Convertible Debt Instruments that maybe settled in cash upon conversion (including Partial Cash Settlement)" (codified primarily in FASB ASC Topic 470-20, "Debt with Conversion and Other Options") effective January 1, 2009. The Company retrospectively changed its presentation of non-controlling interests with the adoption of the guidance originally issued in SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (codified in FASB ASC Topic 810-10, "Consolidation") effective January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2009	December 31, 2008
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,379,052	$1,386,090
Building and improvements	5,585,584	5,544,019
Building leasehold and improvements	1,280,256	1,259,472
Property under capital lease	12,208	12,208

	8,257,100	8,201,789
Less: accumulated depreciation	(738,422)	(546,545)

	7,518,678	7,655,244
Assets held for sale	992	184,035
Cash and cash equivalents	343,715	726,889
Restricted cash	94,495	105,954
Investment in marketable securities	58,785	9,570
Tenant and other receivables, net of allowance of $14,271 and $16,898 in 2009 and 2008, respectively	22,483	30,882
Related party receivables	8,570	7,676
Deferred rents receivable, net of allowance of $24,347 and $19,648 in 2009 and 2008, respectively	166,981	145,561
Structured finance investments, net of discount of $46,802 and $18,764 and allowance of $93,844 and $45,766 in 2009 and 2008, respectively	784,620	679,814
Investments in unconsolidated joint ventures	1,058,369	975,483
Deferred costs, net	139,257	133,052
Other assets	290,632	330,193

Total assets	$10,487,577	$10,984,353

Liabilities
Mortgage notes payable	$2,595,552	$2,591,358
Revolving credit facility	1,374,076	1,389,067
Senior unsecured notes	823,060	1,501,134
Accrued interest payable and other liabilities	34,734	70,692
Accounts payable and accrued expenses	125,982	133,100
Deferred revenue/gain	349,669	427,936
Capitalized lease obligation	16,883	16,704
Deferred land leases payable	18,013	17,650
Dividend and distributions payable	12,006	26,327
Security deposits	39,855	34,561
Liabilities related to assets held for sale	—	106,534
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	5,489,830	6,415,063
Commitments and Contingencies	—	—
Noncontrolling interests in operating partnership	84,618	87,330
Equity
SL Green stockholders equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 6,300 issued and outstanding at December 31, 2009 and 2008, respectively	151,981	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2009 and 2008, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 80,875 and 60,404 issued and outstanding at December 31, 2009 and 2008, respectively (including 3,360 shares at both December 31, 2009 and 2008 held in Treasury, respectively)	809	604
Additional paid-in-capital	3,525,901	3,079,159
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(33,538)	(54,747)
Retained earnings	949,669	979,939

Total SL Green stockholders' equity	4,388,438	3,950,552
Noncontrolling interests in other partnerships	524,691	531,408

Total equity	4,913,129	4,481,960

Total liabilities and equity	$10,487,577	$10,984,353

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Revenues
Rental revenue, net	$773,216	$773,960	$662,481
Escalation and reimbursement	124,455	123,038	108,954
Preferred equity and investment income	65,609	110,919	82,692
Other income	47,379	71,505	120,703

Total revenues	1,010,659	1,079,422	974,830

Expenses
Operating expenses including $14,882 (2009), $15,104 (2008) and $14,820 (2007) to affiliates	217,559	228,191	207,978
Real estate taxes	141,723	126,304	120,972
Ground rent	31,826	31,494	32,389
Interest expense, net of interest income	236,300	291,536	256,941
Amortization of deferred financing costs	7,947	6,433	15,893
Depreciation and amortization	226,545	216,583	174,257
Loan loss and other investment reserves	150,510	115,882	—
Marketing, general and administrative	73,992	104,583	93,045

Total expenses	1,086,402	1,121,006	901,475

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, gain on sale, noncontrolling interest and discontinued operations	(75,743)	(41,584)	73,355
Equity in net income from unconsolidated joint ventures	62,878	59,961	46,765

Income (loss) from continuing operations before gains, noncontrolling interest and discontinued operations	(12,865)	18,377	120,120
Equity in net gain on sale of interest in unconsolidated joint venture	6,691	103,056	31,509
Loss on equity investment in marketable securities	(396)	(147,489)	—
Gain on early extinguishment of debt	86,006	77,465	—

Income from continuing operations	79,436	51,409	151,629
Net (loss) income from discontinued operations	(930)	4,066	29,256
Gain (loss) on sale of discontinued operations	(6,841)	348,573	501,812

Net income	71,665	404,048	682,697
Net income attributable to noncontrolling interests in the operating partnership	(1,221)	(14,561)	(26,084)
Net income attributable to noncontrolling interests in other partnerships	(12,900)	(8,677)	(10,383)

Net income attributable to SL Green	57,544	380,810	646,230
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$37,669	$360,935	$626,355

Amounts attributable to SL Green common stockholders:
Income (loss) from continuing operations	$38,716	$(77,085)	$86,269
Discontinued operations	(901)	3,908	28,087
Gain (loss) on sale of discontinued operations	(6,630)	335,055	481,750
Gain (loss) on sale of unconsolidated joint ventures/ real estate	6,484	99,057	30,249

Net income	$37,669	$360,935	$626,355

Basic earnings per share:
Net income (loss) from continuing operations before gain on sale and discontinued operations	$0.56	$(1.33)	$1.47
Net (loss) income from discontinued operations, net of noncontrolling interest	(0.01)	0.07	0.47
Gain (loss) on sale of discontinued operations, net of noncontrolling interest	(0.10)	5.77	8.20
Gain on sale of joint venture property/ partial interest	0.09	1.71	0.52

Net income attributable to SL Green common stockholders	$0.54	$6.22	$10.66

Diluted earnings per share:
Net income (loss) from continuing operations before gain on sale and discontinued operations	$0.56	$(1.32)	$1.45
Net (loss) income from discontinued operations	(0.01)	0.07	0.47
Gain (loss) on sale of discontinued operations	(0.10)	5.75	8.11
Gain on sale of joint venture property/ partial interest	0.09	1.70	0.51

Net income attributable to SL Green common stockholders	$0.54	$6.20	$10.54

Basic weighted average common shares outstanding	69,735	57,996	58,742

Diluted weighted average common shares and common share equivalents outstanding	72,044	60,598	61,885

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Condensed Consolidated Statement of Equity
(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock		Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2006	$151,981	$96,321	49,840	$498	$1,809,893	$—	$13,971	$322,219	$56,162	$2,451,045	$225,865

Comprehensive Income:
Net income								646,230	17,105	663,335	$663,335
Net unrealized loss on derivative instruments							(9,226)			(9,226)	(9,226)
SL Green's share of joint venture net unrealized loss on derivative instruments											(788)
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			451	5	24,436					24,441
Deferred compensation plan & stock award, net			418	4	650					654
Amortization of deferred compensation plan					35,907					35,907
Proceeds from stock options exercised			349	4	12,913					12,917
Common stock issued in connection with Reckson Merger			9,013	90	1,048,088					1,048,178
Treasury stock-at cost			(1,312)			(150,719)				(150,719)
Cumulative effect of accounting charge					79,703					79,703
Contributions from noncontrolling interests									582,878	582,878
Distributions to noncontrolling interests									(33,730)	(33,730)
Deconsolidation of noncontrolling interests									9,985	9,985
Cash distribution declared ($2.89 per common share, none of which represented a return of capital for federal income tax purposes)								(170,893)		(170,893)

Balance at December 31, 2007	$151,981	$96,321	58,759	$601	$3,011,590	$(150,719)	$4,745	$777,681	$632,400	$4,524,600	$653,321

Comprehensive Income:
Net income								380,810	12,505	393,315	$393,315
Net unrealized loss on derivative instruments							(31,120)			(31,120)	(31,120)
SL Green's share of joint venture net unrealized loss on derivative instruments							(28,372)			(28,372)	(28,372)
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			4	—	312					312
Deferred compensation plan & stock award, net			133	1	583					584
Amortization of deferred compensation plan					59,616					59,616
Proceeds from stock options exercised			196	2	7,058					7,060
Treasury stock-at cost			(2,048)			(151,986)				(151,986)
Contributions from noncontrolling interests									21,771	21,771
Distributions to noncontrolling interests									(52,031)	(52,031)
Deconsolidation of noncontrolling interests									(83,237)	(83,237)
Cash distribution declared ($2.7375 per common share none of which represented a return of capital for federal income tax purposes)								(158,677)		(158,677)

Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$979,939	$531,408	$4,481,960	$333,823

Comprehensive Income:
Net income								57,544	12,900	70,444	$70,444
Net unrealized gain on derivative instruments							20,359			20,359	20,359
SL Green's share of joint venture net unrealized loss on derivative instruments							(233)			(233)	(233)
Unrealized gain on investments							1,083			1,083	1,083
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			653	7	28,560					28,567
Reallocation of noncontrolling interest in the operating partnership								(23,217)		(23,217)
Deferred compensation plan & stock award, net			246	2	581					583
Amortization of deferred compensation plan					30,040					30,040
Net proceeds from common stock offering			19,550	196	386,942					387,138
Proceeds from stock options exercised			22		619					619
Distributions to noncontrolling interests									(19,617)	(19,617)
Cash distribution declared ($0.675 per common share none of which represented a return of capital for federal income tax purposes)								(44,722)		(44,722)

Balance at December 31, 2009	$151,981	$96,321	77,515	$809	$3,525,901	$(302,705)	$(33,538)	$949,669	$524,691	$4,913,129	$91,653

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements Of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Operating Activities
Net income	$71,664	$407,877	$682,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,200	229,510	204,831
(Gain) loss on sale of discontinued operations	6,841	(348,573)	(501,812)
Equity from net income from unconsolidated joint ventures	(62,878)	(59,961)	(46,765)
Distributions of cumulative earnings of unconsolidated joint ventures	40,677	67,136	45,856
Equity in net gain on sale of unconsolidated joint venture/partial interest	(6,691)	(103,056)	(31,509)
Loan loss and other investment reserves	150,510	115,882	—
Loss on equity investment in marketable securities	396	147,489	—
Gain on early extinguishment of debt	(86,006)	(77,465)	—
Deferred rents receivable	(26,267)	(38,866)	(51,863)
Other non-cash adjustments	(2,533)	34,673	51,953
Changes in operating assets and liabilities:
Restricted cash—operations	16,219	(13,283)	(15,444)
Tenant and other receivables	11,026	11,553	(17,362)
Related party receivables	(894)	5,505	(6,238)
Deferred lease costs	(21,202)	(39,709)	(32,933)
Other assets	(28,863)	(3,594)	37,179
Accounts payable, accrued expenses and other liabilities	(14,761)	(49,295)	83,314
Deferred revenue and land lease payable	(7,227)	10,188	4,801

Net cash provided by operating activities	275,211	296,011	406,705

Investing Activities
Acquisitions of real estate property	(16,059)	(67,751)	(4,188,318)
Proceeds from Asset Sale	—	—	1,964,914
Additions to land, buildings and improvements	(90,971)	(132,375)	(93,762)
Escrowed cash—capital improvements/acquisitions deposits	(5,318)	11,376	149,337
Investments in unconsolidated joint ventures	(107,716)	(45,776)	(823,043)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	38,846	458,236	82,449
Net proceeds from disposition of real estate/partial interest in property	27,946	206,782	1,021,716
Other investments	(47,719)	8,168	(96,955)
Structured finance and other investments net of repayments/participations	(144,388)	(42,441)	(350,675)

Net cash provided by (used in) investing activities	(345,379)	396,219	(2,334,337)

Financing Activities
Proceeds from mortgage notes payable	192,399	161,577	809,914
Repayments of mortgage notes payable	(169,688)	(26,233)	(124,339)
Proceeds from revolving credit facility, term loan and senior unsecured notes	30,433	1,663,970	3,834,339
Repayments of revolving credit facility, term loan and senior unsecured notes	(646,317)	(1,434,112)	(2,837,813)
Proceeds from stock options exercised	619	7,372	12,917
Net proceeds from sale of common stock	387,138	—	—
Purchases of Treasury Stock	—	(151,986)	(150,719)
Distributions to noncontrolling interests in other partnerships	(19,617)	(54,566)	(16,497)
Contributions from noncontrolling interests in other partnerships	—	39,883	548,305
Distributions to noncontrolling interests in operating partnership	(2,170)	(6,405)	(6,970)
Dividends paid on common and preferred stock	(78,321)	(203,134)	(181,315)
Deferred loan costs and capitalized lease obligation	(7,482)	(7,671)	(31,404)

Net cash (used in) provided by financing activities	(313,006)	(11,305)	1,856,418

Net increase (decrease) in cash and cash equivalents	(383,174)	680,925	(71,214)
Cash and cash equivalents at beginning of period	726,889	45,964	117,178

Cash and cash equivalents at end of period	$343,715	$726,889	$45,964

Supplemental cash flow disclosures
Interest paid	$257,393	$305,022	$309,752
Income taxes paid	$818	$906	$1,644

        In December 2009, 2008 and 2007, the Company declared quarterly distributions per share of $0.10, $0.375 and $0.7875, respectively. These distributions were paid in January 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2009

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

        Substantially all of our assets are held by, and our operations are conducted through, the operating partnership. The Company is the sole managing general partner of the operating partnership. As of December 31, 2009, minority investors held, in the aggregate, a 2.1% limited partnership interest in the operating partnership.

        On January 25, 2007, we completed the acquisition, or the Reckson Merger, of all of the outstanding shares of common stock of Reckson Associates Realty Corp., or Reckson, pursuant to the terms of the Agreement and Plan of Merger, dated as of August 3, 2006, as amended, the Merger Agreement, among SL Green, Wyoming Acquisition Corp., or Wyoming, Wyoming Acquisition GP LLC, Wyoming Acquisition Partnership LP, Reckson and Reckson Operating Partnership, L.P., or ROP. We paid approximately $6.0 billion, inclusive of debt assumed and transaction costs, for Reckson. ROP is a subsidiary of our operating partnership.

        On January 25, 2007, we completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson's former executive management for a total consideration of approximately $2.0 billion.

        As of December 31, 2009, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	21	13,782,200	94.6%
	Unconsolidated properties	8	9,429,000	95.6%
Suburban	Consolidated properties	25	3,863,000	84.8%
	Unconsolidated properties	6	2,941,700	93.7%

		60	30,015,900	93.4%

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

        We also own investments in eight retail properties encompassing approximately 374,812 square feet, three development properties encompassing approximately 399,800 square feet and two land interests. In addition, we

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

1. Organization and Basis of Presentation (Continued)

manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

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

2. Significant Accounting Policies

        In June 2009, the Financial Accounting Standards Board, or FASB, issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification, or the Codification, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commissions, or SEC, under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP, however it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the Codification in this annual report.

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

        Effective January 1, 2009, we revised the presentation of noncontrolling interests in our consolidated financial statements. A noncontrolling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet. In addition, the presentation of

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

net income was modified by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps we have taken as a result of the implementation of this standard:

  •
  We have reclassified the noncontrolling interests of other consolidated partnerships from the mezzanine section of our balance sheet to equity. This reclassification totaled approximately $531.4 million as of December 31, 2008.

  •
  Noncontrolling interests of our operating partnership will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units do not meet the requirements for equity classification. The redemption feature requires the delivery of cash or shares of stock. See Note 15.

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

        When accounting for our joint venture investments we apply the accounting standards which note that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership.

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

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the redevelopment of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        Depreciation expense (including amortization of the capital lease asset) amounted to approximately $210.4 million, $202.9 million and $164.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We do not believe that the value of any of our consolidated rental properties or equity investments in rental properties was impaired at December 31, 2009 and 2008, respectively.

        A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the Statement of Income from the date of acquisition.

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which range from one to 14 years. If a tenant vacates its space prior to

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

        We recognized an increase of approximately $24.0 million, $25.3 million and $4.5 million in rental revenue for the years ended December 31, 2009, 2008 and 2007, respectively, for the amortization of aggregate below-market rents in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages of approximately $2.7 million, $6.9 million and $6.1 for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2009 (in thousands):

	December 31, 2009	December 31, 2008
Identified intangible assets (included in other assets):
Gross amount	$236,594	$236,594
Accumulated amortization	(98,090)	(60,074)

Net	$138,504	$176,520

Identified intangible liabilities (included in deferred revenue):
Gross amount	$480,770	$480,770
Accumulated amortization	(164,073)	(101,585)

Net	$316,697	$379,185

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2010	$18,068
2011	18,082
2012	16,413
2013	14,329
2014	10,904

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows:

2010	$6,529
2011	5,311
2012	4,521
2013	3,895
2014	3,411

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Investment in Marketable Securities

        We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value, based on Level 2 information pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings. At December 31, 2009, we held approximately $58.8 million of marketable securities which were designated as available-for-sale. We recorded a net unrealized gain of approximately $1.1 million in accumulated other comprehensive loss during the year ended December 31, 2009.

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary, even though we do not control the entity. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us. See Note 6.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. A portion of their compensation, approximating $7.9 million, $8.3 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by loan. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $54.6 million and $14.2 million in loan loss reserves and charge offs during the year ended December 31, 2009 and 2008, respectively, on investments being held to maturity.

        Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. During the quarter ended September 30, 2009, we reclassified loans with a net carrying value of approximately $56.7 million from held for sale to held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

loan. As of December 31, 2009, one loan with a net carrying value of approximately $1.0 million had been designated as held for sale. We recorded a mark-to-market adjustment of approximately $69.1 million against our held for sale investment during the year ended December 31, 2009.

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

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRS's generate income, resulting in Federal income tax liability for these entities. Our TRS's recorded approximately $1.0 million, $(2.0) million and $4.2 million in Federal, state and local tax (benefit)/expense in 2009, 2008 and 2007, respectively, of which $0.8 million, $0.9 million and $1.6 million, respectively, had been paid.

        We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

Underwriting Commissions and Costs

        Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of our stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants in 2009, 2008 and 2007.

	2009	2008	2007
Dividend yield	2.15%	2.99%	2.10%
Expected life of option	5 years	5 years	5 years
Risk-free interest rate	2.17%	3.24%	4.63%
Expected stock price volatility	53.08%	25.47%	21.61%

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

December 31, 2009

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

Fair Value Measurements

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our structured finance investments is primarily located in the New York Metro area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in these buildings operate in various industries. Other than one tenant who accounts for approximately 8.2% of our share of annualized rent, no single tenant in our portfolio accounted for more than 5.8% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2009. Approximately 10%, 9%, 8%, 8%, 6% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue, 220 East 42nd Street and 485 Lexington Avenue, respectively, for the year ended December 31, 2009. Approximately 10%, 8%, 7%, 8%, and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2008. Approximately 9%, 7%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2007. Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments at December 31, 2009. Currently 75.2% of our workforce which services substantially all of our properties is covered by three collective bargaining agreements.

Reclassification

        Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations as well as apply the revised interpretation of accounting for convertible debt investments (see below) and the presentation of noncontrolling interests.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

Accounting Standards Updates

        In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions we make after our adoption of this standard. We adopted this standard on January 1, 2009.

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

	December 31, 2008 As Reported	December 31, 2008 As Restated	December 31, 2007 As Reported	December 31, 2007 As Restated
Senior unsecured notes	$1,535,948	$1,501,134	$2,069,938	$2,005,005
Total liabilities	6,449,875	6,415,063	6,888,796	6,823,863
Additional paid-in-capital	2,999,456	3,079,159	2,931,887	3,011,590
Retained earnings	1,023,071	979,939	791,861	777,681

	Year Ended December 31, 2008 As Reported	Year Ended December 31, 2008 As Restated	Year Ended December 31, 2007 As Reported	Year Ended December 31, 2007 As Restated
Interest expense	$281,766	$300,808	$251,537	$266,308
Net income attributable to SL Green common stockholders	$389,884	$360,935	$640,535	$626,355
Net income per share attributable to common stockholders—basic	$6.72	$6.22	$10.90	$10.66
Net income per share attributable to common stockholders—diluted	$6.69	$6.20	$10.78	$10.54

        The FASB provided guidance to address whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share, or EPS, under the two-class method. We adopted this guidance on January 1, 2009. It did not have any effect on our consolidated financial statements.

        In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

2. Significant Accounting Policies (Continued)

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

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

        In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for the first annual reporting period that begins after November 15, 2009, with early adoption prohibited. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

3. Property Acquisitions

2009 Acquisitions

        During 2009, we acquired the sub-leasehold positions at 420 Lexington Avenue for an aggregate purchase price of approximately $15.9 million.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

3. Property Acquisitions (Continued)

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

December 31, 2009

3. Property Acquisitions (Continued)

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

        In August 2007, we acquired Gramercy Capital Corp. (NYSE: GKK), or Gramercy's, 45% equity interest in the joint venture that owns the 1,176,000 square foot office building located at One Madison Avenue, or One Madison, for approximately $147.2 million and the assumption of their proportionate share of the debt encumbering the property of approximately $305.3 million. We previously acquired our 55% interest in the property in April 2005.

        In August 2007, we, through a joint venture with Jeff Sutton, acquired the fee interest in a building at 180 Broadway for an aggregate purchase price of $13.7 million, excluding closing costs. The building comprises approximately 24,307 square feet. We own approximately 50% of the equity in the joint venture. We loaned approximately $6.8 million to Jeff Sutton to fund a portion of his equity. This loan is secured by a pledge of Jeff Sutton's partnership interest in the joint venture. As we have been designated as the primary beneficiary of the joint venture we have consolidated the accounts of the joint venture.

4. Property Dispositions and Assets Held for Sale

        In January 2009, we, along with our joint venture partner, Gramercy sold 100% of our interests in 55 Corporate Drive, NJ for $230.0 million. The property is approximately 670,000 square feet. We recognized a gain of approximately $4.6 million in connection with the sale of our 50% interest in the joint venture, which is net of a $2.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

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

December 31, 2009

4. Property Dispositions and Assets Held for Sale (Continued)

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

4. Property Dispositions and Assets Held for Sale (Continued)

        Discontinued operations included the results of operations of real estate assets under contract or sold prior to December 31, 2009. This included 125 Broad Street and 110 East 42nd Street sold in June 2007, 292 Madison Avenue, which was sold in July 2007, 470 Park Avenue South, which was sold in November 2007, 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, 55 Corporate Drive, NJ, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (see Note 6) and 399 Knollwood, CT which was sold in August 2009.

        The following table summarizes income from discontinued operations (net of noncontrolling interest) and the related realized gain on sale of discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands).

	Year Ended December 31,
	2009	2008	2007
Revenues
Rental revenue	$2,905	$31,108	$67,317
Escalation and reimbursement revenues	316	4,239	12,378
Other income	6,517	24,632	32,579

Total revenues	9,738	59,979	112,274

Operating expense	1,010	7,404	20,077
Real estate taxes	580	5,168	11,344
Interest expense, net of interest income	1,071	17,946	17,040
Depreciation and amortization	708	6,491	13,919
Marketing, general and administrative	7,299	15,076	13,916

Total expenses	10,668	52,085	76,296

Income (loss) from discontinued operations	(930)	7,894	35,978
(Loss) gain on disposition of discontinued operations	(6,841)	348,573	501,812
Noncontrolling interest in other partnerships	—	(3,828)	(6,722)

Net income (loss) from discontinued operations	$(7,771)	$352,639	$531,068

5. Structured Finance Investments

        During the years ended December 31, 2009 and 2008, our structured finance and preferred equity investments, including investments classified as held-for-sale, (net of discounts) increased approximately $254.3 million and $238.5 million, respectively, due to originations, purchases and accretion of discounts. There were approximately $216.5 million and $295.9 million in repayments, participations, sales and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

5. Structured Finance Investments (Continued)

        As of December 31, 2009 and 2008, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.78% (in thousands):

Loan Type	Gross Investment	Senior Financing	2009 Principal Outstanding	2008 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)(2)(13)	—	—	—	95,626	—
Mezzanine Loan(1)(11)	60,000	235,000	58,760	58,349	February 2016
Mezzanine Loan(1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	39,125	38,332	October 2016
Mezzanine Loan(1)(3)(9)(10)(11)	75,000	4,254,623	70,092	70,092	December 2016
Other Loan(1)(5)(9)(11)	5,000	—	5,350	5,350	May 2011
Whole Loan(2)(3)	9,815	—	9,636	10,126	February 2010
Mezzanine Loan(1)(2)(4)(9)	25,000	311,215	26,605	27,742	January 2013
Mezzanine Loan(1)	16,000	90,000	15,697	15,670	August 2017
Mezzanine Loan(3)(15)	41,398	221,549	40,938	40,171	August 2009
Other Loan(1)	1,000	—	1,000	1,000	January 2010
Other Loan	—	—	—	500	—
Junior Participation(1)(6)(9)(11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan(1)(12)	67,000	1,139,000	84,636	75,856	March 2017
Mezzanine Loan(9)(16)(17)	23,145	365,000	35,908	24,961	July 2010
Mezzanine Loan(3)(9)(14)	—	—	—	46,372	—
Mezzanine Loan(3)(9)(11)(17)	22,644	7,099,849	—	23,847	—
Junior Participation(1)(9)	11,000	53,000	11,000	11,000	November 2011
Junior Participation(7)(9)	12,000	61,250	10,875	10,875	June 2010
Junior Participation(9)(11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation(8)	50,000	2,230,083	47,691	48,709	April 2010
Mezzanine Loan(2)(3)	90,000	325,000	104,431	92,325	July 2010
Whole Loan(1)(3)	9,375	—	9,902	9,324	February 2015
Junior Participation	11,700	210,000	30,548	—	January 2012
Whole loan(18)	167,717	—	167,717	—	March 2010
Loan loss reserve(9)	—	—	(101,866)	(74,666)	—

	$785,431	$17,023,767	$712,349	$675,865

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

December 31, 2009

5. Structured Finance Investments (Continued)

(6)
This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.

(7)
This loan was extended for two years to June 2010.

(8)
Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.

(9)
This represents specifically allocated loan loss reserves. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. This includes a $69.1 million mark-to-market adjustment against our held for sale investment during the year ended December 31, 2009.

(10)
This investment was classified as held for sale at December 31, 2009.

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

(15)
This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement. We foreclosed on this property in January 2010.

(16)
We acquired Gramercy's interest in this investment in July 2009 for approximately $16.0 million.

(17)
This loan was classified as held for sale at June 30, 2009, but as held-to-maturity at December 31, 2009.

(18)
We have a committment to fund up to an additional $75.9 million.

Preferred Equity Investments

        As of December 31, 2009 and 2008 we held the following preferred equity investments (in thousands) with an aggregate weighted average current yield of approximately 8.4% (in thousands):

Type	Gross Investment	Senior Financing	2009 Amount Outstanding	2008 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(3)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity(1)(2)(3)(6)(7)	51,000	210,216	41,791	51,000	February 2014
Preferred equity(3)(5)	34,120	88,000	31,178	30,268	March 2010
Preferred equity(4)	44,733	990,635	46,372	—	August 2012
Loan loss reserve(3)	—	—	(61,078)	(24,250)	—

	$144,853	$3,638,851	$73,263	$72,018

(1)
This is a fixed rate investment.

(2)
Gramercy holds a mezzanine loan on the underlying asset.

(3)
This represents specifically allocated loan loss reserves. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

5. Structured Finance Investments (Continued)

(4)
This loan was converted from a mezzanine loan to preferred equity in July 2009.

(5)
This investment is on non-accrual status.

(6)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(7)
This investment was classified as held for sale at June 30, 2009, but as held-to-maturity at December 31, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

        The following table is a rollforward of our total loan loss reserves at December 31, 2009 and 2008 (in thousands):

	2009	2008
Balance at beginning of year	$98,916	$—
Expensed	145,855	101,166
Charge-offs	(150,927)	(2,250)

Balance at end of period	$93,844	$98,916

        At December 31, 2009, 2008 and 2007 all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

        The table below provides general information on each joint venture as of December 31, 2009 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)
1221 Avenue of the Americas(2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway(3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street(4)	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(5)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway(6)	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(7)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(8)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(9)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(10)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(11)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street(12)	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway(13)	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue(14)	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)
Acquisition price represents the actual or implied purchase price for the joint venture.

(2)
We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 14.7% of the property's annualized rent at December 31, 2009. We do not manage this joint venture.

(3)
Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners' tax positions before December 2011. One tenant, whose leases primarily ends in 2015, represents approximately 77.4% of this joint venture's annualized rent at December 31, 2009.

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

(10)
We, along with Onyx acquired the remaining 50% interest on a pro-rata basis in September 2009.

(11)
The property is subject to a 13-year triple-net lease arrangement with a single tenant.

(12)
Effective May 2008, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary. Both partners had the same amount of equity at risk and neither partner controlled the joint venture.

(13)
Effective August 2008, we deconsolidated this investment. As a result of the sale of 80% of our interest, the joint venture was no longer a VIE.

(14)
Effective September 2008, we deconsolidated this investment. As a result of the recapitalization of the property, we were no longer the primary beneficiary.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

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

        We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2009 and 2008, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate(1)	2009	2008
1221 Avenue of the Americas(2)	12/2010	2.75%	$170,000	$170,000
1515 Broadway(3)	12/2014	3.15%	$475,000	$625,000
100 Park Avenue(4)	09/2014	6.64%	$200,000	$175,000
379 West Broadway	07/2011	1.89%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.24%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway(5)	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

Property	Maturity date	Interest rate(1)	2009	2008
The Meadows	09/2012	1.59%	$85,478	$84,527
388 and 390 Greenwich Street(6)	12/2017	5.08%	$1,138,379	$1,138,379
16 Court Street	10/2010	1.84%	$88,573	$83,658
27-29 West 34th Street(7)	05/2011	1.89%	$54,800	$38,596
1551-1555 Broadway(8)	10/2011	3.71%	$133,600	$106,222
717 Fifth Avenue(9)	09/2011	5.25%	$245,000	$245,000

(1)
Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2009.

(2)
This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.

(3)
The $625.0 million interest only loan carried an interest rate of 90 basis points over the 30-day LIBOR. The mortgage was subject to a one-year as-of-right renewal option through November 2010. In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made a $163.9 million capital contribution to the joint venture.

(4)
This loan was refinanced in September 2009, and replaced a $175.0 million construction loan which was scheduled to mature in November 2015 and which carried a fixed interest rate of 6.52%. The new loan has a committed amount of $215.0 million.

(5)
This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.

(6)
Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will required to perform under this guarantee.

(7)
This construction facility had a committed amount of $55.0 million. This loan was fully funded in September 2009.

(8)
This construction loan had a committed amount of $138.6 million. This loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.

(9)
This loan has a committed amount of $285.0 million.

        We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $19.0 million, $16.4 million and $13.3 million from these services for the years ended December 31, 2009, 2008 and 2007 respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

Gramercy Capital Corp.

        In April 2004, we formed Gramercy. Gramercy is an integrated commercial real estate specialty finance and property investment company. Gramercy's commercial real estate finance business, which operates under the name Gramercy Finance, focuses on the direct origination and acquisition of whole loans, subordinate interests in whole loans, mezzanine loans, preferred equity, commercial mortgage backed securities and other real estate related securities. Gramercy's property investment business, which operates under the name Gramercy Realty, focuses on the acquisition and management of commercial properties net leased primarily to financial institutions and affiliated users throughout the United States. Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year. During the term of the origination agreement between Gramercy and us, which was terminated as of April 24, 2009 in connection with Gramercy's internalization of GKK Manager LLC, or the Manager, (our former wholly-owned subsidiary which was the external manager to Gramercy) which we refer to as the GKK Internalization, we had the right to purchase up to 25% of the shares in any future offering of Gramercy's common stock in order to maintain our percentage ownership interest in Gramercy. At December 31, 2009, we held 6,219,370 shares, or approximately 12.47% of Gramercy's common stock. Our total investment had a net book value of zero at December 31, 2009. The market value of our common stock investment in Gramercy was approximately $16.1 million at December 31, 2009. Gramercy is a variable interest entity, but we are not the primary beneficiary.

        In connection with Gramercy's initial public offering, the Manager, which at the time was an affiliate of ours, entered into a management agreement with Gramercy, which provided for an initial term through December 2007, with automatic one-year extension options and certain termination rights. In April 2006, we and Gramercy entered into an amended and restated management agreement, and Gramercy's board of directors approved, among other things, an extension of the management agreement through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization. Prior to the GKK Internalization, Gramercy paid the Manager an annual management fee equal to 1.75% (1.50% effective October 1, 2008) of their gross stockholders' equity (as defined in the management agreement), inclusive of trust preferred securities issued by Gramercy or its affiliates. In addition, Gramercy also paid the Manager a collateral management fee (as defined in the management agreement). In connection with any and all collateralized debt obligations, or CDOs, except for the 2005 CDO, or other securitization vehicles formed, owned or controlled, directly or indirectly, by Gramercy, which provided for a collateral manager to be retained, the Manager with respect to such CDOs and other securitization vehicles, received management, service and similar fees equal to (i) 0.25% per annum of the principal amount outstanding of bonds issued by a managed transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by transitional properties, (ii) 0.15% per annum of the book value of the principal amount outstanding of bonds issued by a managed non-transitional CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own loans secured by non-transitional properties, (iii) 0.10% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own non-investment grade bonds, and (iv) 0.05% per annum of the principal amount outstanding of bonds issued by a static CDO that are owned by third-party investors unaffiliated with Gramercy or the Manager, which CDO is structured to own investment grade bonds. For the purposes of the management agreement, a "managed transitional" CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by non-stabilized real estate assets that are expected to experience substantial net operating income growth, and a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

"managed non-transitional" CDO meant a CDO that is actively managed, has a reinvestment period and is structured to own debt collateral secured primarily by stabilized real estate assets that are not expected to experience substantial net operating income growth. Both "managed transitional" and "managed non-transitional" CDOs may at any given time during the reinvestment period of the respective vehicles invest in and own non-debt collateral (in limited quantity) as defined by the respective indentures. In connection with the closing of Gramercy's first CDO in July 2005, Gramercy entered into a collateral management agreement with the Manager. Pursuant to the collateral management agreement, the Manager agreed to provide certain advisory and administrative services in relation to the collateral debt securities and other eligible investments securing the CDO notes. The collateral management agreement provided for a senior collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.15% per annum of the net outstanding portfolio balance, and a subordinate collateral management fee, payable quarterly in accordance with the priority of payments as set forth in the indenture, equal to 0.25% per annum of the net outstanding portfolio balance. Net outstanding portfolio balance is the sum of the (i) aggregate principal balance of the collateral debt securities, excluding defaulted securities, (ii) aggregate principal balance of all principal proceeds held as cash and eligible investments in certain accounts, and (iii) with respect to the defaulted securities, the calculation amount of such defaulted securities. As compensation for the performance of its obligations as collateral manager under the first CDO, Gramercy's board of directors had allocated to the Manager the subordinate collateral management fee paid on securities not held by Gramercy. The senior collateral management fee and balance of the subordinate collateral management fee was allocated to Gramercy. For the years ended December 31, 2009, 2008 and 2007 we received an aggregate of approximately none, $21.1 million and $13.1 million, respectively, in fees under the management agreement and none, $2.6 million and $4.7 million, respectively, under the collateral management agreement. Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.

        In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders. The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

        On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the "Second Amended Management Agreement") with Gramercy and GKK Capital LP. The Second Amended Management Agreement generally contained the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, except for the following material changes: (i) reduced the annual base management fee payable by Gramercy to the Manager to 1.50% of Gramercy's stockholders' equity (effective October 1, 2008); (ii) reduced the termination fee to an amount equal to the management fee earned by the Manager during the 12-month period immediately preceding the effective date of the termination; and (iii) provided that all management, service and similar fees relating to Gramercy's CDOs that the Manager was entitled to receive were to be remitted by the Manager to Gramercy for any period subsequent to July 1, 2008. The Second Amended Management Agreement was terminated in connection with the GKK Internalization.

        In September 2007, the Manager earned a $1.0 million collateral selection fee payable by Nomura International plc. Gramercy purchased $18.0 million of par of the same securities from which the collateral selection fee was earned. As part of the closing on the securities purchased, Gramercy collected and immediately remitted the fee due to the Manager.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

        Prior to the GKK Internalization, to provide an incentive for the Manager to enhance the value of Gramercy's common stock, we, along with the other holders of Class B limited partner interests in Gramercy's operating partnership, were entitled to an incentive return payable through the Class B limited partner interests in Gramercy's operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy's amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders' equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations). We recorded distributions on the Class B limited partner interests as incentive distribution income in the period when earned and when receipt of such amounts became probable and reasonably estimable in accordance with Gramercy's amended and restated partnership agreement as if such agreement had been terminated on that date. We earned approximately none, $5.1 million and $13.3 million under this agreement for the years ended December 31, 2009, 2008 and 2007, respectively. The $5.1 million incentive fee was returned to Gramercy in the fourth quarter of 2008. During the fourth quarter of 2008, we entered into an agreement with Gramercy which, among other matters, obligated Gramercy and us to use commercially reasonable efforts to obtain the consents of certain lenders to Gramercy and its subsidiaries to the GKK Internalization. Consent was received by Gramercy and the GKK Internalization was completed in April 2009. Amounts payable to the Class B limited partner interests were waived since July 1, 2008. We also expensed our approximately $14.9 million investment in GKK Manager, LLC. The 2007 incentive fees exclude approximately $19.0 million of incentive fees earned upon the sale of a 45% equity interest in One Madison Avenue by Gramercy to us. We accounted for this incentive fee as a reduction of the basis in One Madison.

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

        In May 2005, our Compensation Committee approved long-term incentive performance awards pursuant to which certain of our officers and employees, including some of whom are our senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy's operating partnership. The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy. These awards vested in May 2008. We recorded compensation expense of approximately none, $0.9 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to these awards. The officers and employees who received the awards owned 15.6 units, or 15.6%, of the Class B limited partner interests and 15.6% of the Manager. During the second quarter of 2008, we acquired an additional 12.42% ownership interest in the Manager. Pursuant to an agreement dated December 30, 2008, all the Class B limited partner interests and the remaining 15.6% interest in the Manager were transferred to us. On April 24,

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us for no consideration.

        Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us. The asset servicing agreement, which was amended and restated in April 2006, provided for an annual fee payable to us of 0.05% of the book value of all Gramercy's credit tenant lease assets and non-investment grade bonds and 0.15% of the book value of all other Gramercy assets. The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2009, 2008 and 2007, the Manager received an aggregate of approximately $1.0 million, $6.3 million and $4.9 million, respectively, under the outsourcing and asset servicing agreements. On October 27, 2008, the Manager and SLG Gramercy Services LLC (the "Servicer") entered into an agreement, which was also acknowledged and agreed to by Gramercy, to terminate, effective as of September 30, 2008, the Amended and Restated Asset Servicing Agreement, dated as of April 19, 2006. On October 27, 2008, the Manager and the operating partnership entered into an agreement to terminate, effective as of September 30, 2008, the Amended and Restated Outsource Agreement, dated as of April 19, 2006.

        On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the "Services Agreement") pursuant to which we provided consulting and other services to Gramercy. We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009. In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month, payable, at Gramercy's option, in cash or, if permissible under applicable law or the requirements of the exchange on which the shares of Gramercy's common stock trade, in shares of common stock. We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009. The Services Agreement was terminated in connection with the GKK Internalization. Since October 27, 2008, an affiliate of ours has served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of the Manager.

        All fees earned from Gramercy are included in Other Income in the accompanying Statements of Income.

        Effective May 2005, June 2009 and October 2009, Gramercy entered into lease agreements with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, NY. The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten. The second lease is for approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per annum for year one increasing to $42,800 per annum in year six. The third lease is for approximately 1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

        Gramercy holds tenancy-in-common interests along with us in 2 Herald Square and 885 Third Avenue. See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

        An affiliate of ours held an investment in Gramercy's preferred stock with a book value of approximately $0.6 million at December 31, 2009.

        In April 2008, Gramercy completed the acquisition of American Financial Realty Trust, or AFR, in a transaction with a total value of approximately $3.3 billion. In addition, Gramercy assumed an aggregate of

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

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

        In 2009, we, as well as an affiliate of ours, entered into consulting agreements with Gramercy who will provide services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments. We will pay 10 basis points and our affiliate will pay 25 basis points of the principal amount of all trades executed. We, as well as our affiliate, paid an aggregate of approximately $0.1 million for such services in 2009.

        The condensed combined balance sheets for the unconsolidated joint ventures at December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008
Assets
Commercial real estate property, net	$6,095,668	$9,739,017
Structured finance investments	—	3,226,922
Other assets	665,065	1,556,593

Total assets	$6,760,733	$14,522,532

Liabilities and members' equity
Mortgages payable	$4,177,382	$6,768,594
Other loans	—	3,026,262
Other liabilities	276,805	1,458,256
Members' equity	2,306,546	3,269,420

Total liabilities and members' equity	$6,760,733	$14,522,532

Company's net investment in unconsolidated joint ventures	$1,058,369	$975,483

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

6. Investment in Unconsolidated Joint Ventures (Continued)

        The condensed combined statements of operations for the unconsolidated joint ventures from acquisition date through December 31, 2009 are as follows (in thousands):

	2009	2008	2007
Total revenues	$689,087	$1,357,219	$876,819

Operating expenses	120,215	395,872	201,125
Real estate taxes	84,827	109,002	79,182
Interest	208,295	499,710	371,632
Depreciation and amortization	156,470	210,425	108,187

Total expenses	569,807	1,215,009	760,126

Net income before gain on sale	$119,280	$142,210	$116,693

Company's equity in net income of unconsolidated joint ventures	$62,878	$59,961	$46,765

7. Investment in and Advances to Affiliates

Service Corporation

        Income from management, leasing and construction contracts from third parties and joint venture properties is realized by the Service Corporation. In order to maintain our qualification as a REIT, we, through our operating partnership, own 100% of the non-voting common stock (representing 95% of the total equity) of the Service Corporation. Our operating partnership receives substantially all of the cash flow from the Service Corporation's operations through dividends on its equity interest. All of the voting common stock of the Service Corporation (representing 5% of the total equity) is held by our affiliate. This controlling interest gives the affiliate the power to elect all directors of the Service Corporation. Effective July 1, 2003, we consolidated the operations of the Service Corporation because it is considered to be a variable interest entity and we are the primary beneficiary. For the years ended December 31, 2009, 2008 and 2007, the Service Corporation earned approximately $13.8 million, $11.6 million and $12.9 million of revenue and incurred approximately $11.4 million, $10.5 million and $10.3 million in expenses, respectively. Effective January 1, 2001, the Service Corporation elected to be treated as a TRS.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

7. Investment in and Advances to Affiliates (Continued)

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

8. Deferred Costs

        Deferred costs at December 31 consisted of the following (in thousands):

	2009	2008
Deferred financing	$68,181	$63,262
Deferred leasing	163,372	146,951

	231,553	210,213
Less accumulated amortization	(92,296)	(77,161)

Total deferred costs	$139,257	$133,052

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

9. Mortgage Notes Payable

        The first mortgage notes payable collateralized by the respective properties and assignment of leases at December 31, 2009 and 2008, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2009	2008
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1)(8)	09/2016	7.52%	150,561	110,013
673 First Avenue(1)	02/2013	5.67%	31,608	32,388
220 East 42nd Street(1)	11/2013	5.24%	198,871	202,780
625 Madison Avenue(1)(9)	11/2015	7.22%	135,117	97,583
609 Fifth Avenue(1)	10/2013	5.85%	97,952	99,319
609 Partners, LLC(1)(11)	07/2014	5.00%	41,391	63,891
485 Lexington Avenue(1)	02/2017	5.61%	450,000	450,000
120 West 45th Street(1)	02/2017	6.12%	170,000	170,000
919 Third Avenue(1)(3)	08/2011	6.87%	224,104	228,046
300 Main Street(1)	02/2017	5.75%	11,500	11,500
399 Knollwood Rd(1)(10)	—	—	—	18,728
500 West Putnam(1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue(1)(4)	06/2017	5.70%	25,000	25,000
One Madison Avenue(1)(5)	05/2020	5.91%	651,917	663,071

Total fixed rate debt			2,333,021	2,317,319

180/182 Broadway(1)(6)	02/2011	2.49%	22,534	21,183
Landmark Square(1)(7)	02/2010	2.09%	116,517	128,000
28 West 44th Street(1)	08/2013	2.29%	123,480	124,856

Total floating rate debt			262,531	274,039

Total mortgage notes payable			$2,595,552	$2,591,358

(1)
Held in bankruptcy remote special purpose entity.

(2)
Effective interest rate for the quarter ended December 31, 2009.

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

(8)
The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(9)
In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.

(10)
This loan was assumed by the purchaser upon sale of the property in August 2009.

(11)
This loan was paid down by $22.5 million in August 2009.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

9. Mortgage Notes Payable (Continued)

        At December 31, 2009 and 2008 the gross book value of the properties collateralizing the mortgage notes was approximately $4.5 billion and $4.6 billion, respectively.

        Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest expense	$240,605	$299,706	$265,247
Interest income	(4,305)	(8,170)	(8,306)

Interest expense, net	$236,300	$291,536	$256,941

Interest capitalized	$98	$2,375	$11,351

10. Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio. This facility matures in June 2011 and has a one-year as-of-right extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $1.37 billion outstanding and carried a spread over LIBOR of 90 basis points at December 31, 2009. Availability under the 2007 unsecured revolving credit facility was further reduced at December 31, 2009 by the issuance of approximately $27.1 million in letters of credit. The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.35% for the year ended December 31, 2009. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

10. Corporate Indebtedness (Continued)

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2009 (in thousands):

Issuance	Accreted Balance	Coupon Rate(5)	Term (in Years)	Maturity
January 22, 2004(1)(2)	$123,607	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,727	6.00%	10	March 31, 2016
June 27, 2005(1)(3)	114,821	4.00%	20	June 15, 2025
March 26, 2007(4)	159,905	3.00%	20	March 30, 2027

	$823,060

(1)
Assumed as part of the Reckson Merger.

(2)
During the year ended December 31, 2009, we repurchased approximately $26.4 million of these notes and realized net gains on early extinguishment of debt of approximately $2.5 million.

(3)
Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2009, we repurchased approximately $69.1 million of these bonds and realized net gains on early extinguishment of debt of approximately $1.0 million. On the date of the Merger $13.1 million was recorded in equity. As of December 31, 2009, approximately $1.2 million remained unamortized.

(4)
In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2009, we repurchased approximately $421.1 million of these bonds and realized net gains on early extinguishment of debt of approximately $75.4 million. On the issuance date, $66.6 million was recorded in equity. As of December 31, 2009, approximately $8.7 million remained unamortized.

(5)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

        In March 2009, the $200.0 million, 7.75% unsecured notes, assumed as part of the Reckson Merger, matured and were redeemed at par.

Restrictive Covenants

        The terms of the 2007 unsecured revolving credit facility and senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

10. Corporate Indebtedness (Continued)

compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2009 and 2008, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust that is a wholly-owned subsidiary of our operating partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015, a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

        Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2009, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$28,557	$—	$—	$—	$114,821	$143,378	$115,130
2011	29,995	239,190	—	—	123,607	392,792	206,951
2012	33,459	116,516	1,374,076	—	159,905	1,683,956	60,759
2013	34,086	420,310	—	—	—	454,396	6,684
2014	30,052	—	—	—	150,000	180,052	334,499
Thereafter	170,636	1,492,751	—	100,000	274,727	2,038,114	1,124,699

	$326,785	$2,268,767	$1,374,076	$100,000	$823,060	$4,892,688	$1,848,722

11. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

11. Fair Value of Financial Instruments (Continued)

        Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $2.9 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion. Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.5 billion, compared to the book value of approximately $1.6 billion. Our structured finance investments had an estimated fair value ranging between $471.8 million and $707.2 million, compared to the book value of approximately $785.6 million at December 31, 2009.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2009. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. Rental Income

        The operating partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2010 to 2037. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2009 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2010	$710,928	$247,279
2011	671,363	244,416
2012	633,502	245,023
2013	582,121	241,049
2014	526,223	220,899
Thereafter	2,496,055	991,846

	$5,620,192	$2,190,512

13. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. First Quality also provides additional services directly to tenants on a separately negotiated basis. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

13. Related Party Transactions (Continued)

individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to tenants above the base services specified in their lease agreements. The Service Corp. received approximately $1.6 million, $1.4 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. First Quality leases 26,800 square feet of space at 70 West 36th Street pursuant to a lease that expires on December 31, 2015. We received approximately $75,000 in rent from Alliance in 2007. We sold this property in March 2007. We paid Alliance approximately $14.9 million, $15.1 million and $14.8 million for the three years ended December 31, 2009, respectively, for these services (excluding services provided directly to tenants).

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

Brokerage Services

        Cushman & Wakefield Sonnenblick-Goldman, LLC, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2009, we paid approximately $428,000 to Sonnenblick in connection with the purchase of a sub-leasehold interest and the refinancing of 420 Lexington Avenue. In 2007, we paid approximately $2.0 million to Sonnenblick in connection with the financings obtained for 388-390 Greenwich Street, 16 Court Street, 485 Lexington Avenue and 1604 Broadway.

        In 2007, we paid a consulting fee of $525,000 to Stephen Wolff, the brother-in-law of Marc Holliday, in connection with our aggregate investment of $119.1 million in the joint venture that owns 800 Third Avenue and approximately $68,000 in connection with our acquisition of 16 Court Street for $107.5 million.

Management Fees

        S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $351,700 in 2009, $353,500 in 2008 and $297,100 in 2007.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

13. Related Party Transactions (Continued)

Other

        Amounts due from related parties at December 31 consisted of the following (in thousands):

	2009	2008
Due from joint ventures	$228	$1,472
Employees	153	153
Other	8,189	6,051

Related party receivables	$8,570	$7,676

Gramercy Capital Corp.

        See Note 6. Investment in Unconsolidated Joint Ventures—Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

14. Stockholders' Equity

Common Stock

        Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2009, 77,514,292 shares of common stock and no shares of excess stock were issued and outstanding.

        In May 2009, we sold 19,550,000 shares of our common stock at a gross price of $20.75 per share. The net proceeds from this offering (approximately $387.1 million) were primarily used to repurchase unsecured debt.

        In March 2007, our board of directors approved a stock repurchase plan under which we could buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. As of December 31, 2008, we purchased and settled approximately $300.0 million or 3.3 million shares of our common stock at an average price of $90.49 per share.

Perpetual Preferred Stock

        In December 2003, we sold 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters' over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share. Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series C preferred stock receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after December 12, 2008, we may redeem the Series C preferred stock at par for cash at our option. The Series C preferred stock was recorded net of underwriters discount and issuance costs. See Note 23.

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

December 31, 2009

14. Stockholders' Equity (Continued)

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

Dividend Reinvestment and Stock Purchase Plan

        We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective in March 2009. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2009 and 2008, approximately 180 and 4,300 shares of our common stock were issued and approximately $5,000 and $0.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program, which measured our performance over a 48-month period (unless terminated earlier) commencing April 1, 2003, provided that holders of our common equity were to achieve a 40% total return during the measurement period over a base share price of $30.07 per share before any restricted stock awards were granted. Plan participants would receive an award of restricted stock in an amount between 8% and 10% of the excess total return over the baseline return. At the end of the four-year measurement period, 40% of the award will vest on the measurement date and 60% of the award will vest ratably over the subsequent three years based on continued employment. Any restricted stock to be issued under the program will be allocated from our 2005 Stock Option and Incentive Plan (as defined below), which was previously approved through a stockholder vote in May 2005. In April 2007, the Compensation Committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Stock

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

Option and Incentive Plan. These awards are subject to vesting as noted above. The fair value of the award on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award will be amortized over four years and the balance will be amortized at 20% per year over five, six and seven years, respectively, such that 20% of year five, 16.67% of year six, and 14.29% of year seven will be recorded in year one. Compensation expense of $0.1 million, $0.2 million and $0.4 million related to this plan was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan would share in a "performance pool" if our total return to stockholders for the period from December 1, 2005 through November 30, 2008 exceeded a cumulative total return to stockholders of 30% during the measurement period over a base share price of $68.51 per share. The size of the pool was to be 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. In the event the potential performance pool reached this dilution cap before November 30, 2008 and remained at that level or higher for 30 consecutive days, the performance period was to end early and the pool would be formed on the last day of such 30 day period. Each participant's award under the 2005 Outperformance Plan would be designated as a specified percentage of the aggregate performance pool to be allocated to him or her assuming the 30% benchmark was achieved. Individual awards would be made in the form of partnership units, or LTIP Units, that may ultimately become exchangeable for shares of our common stock or cash, at our election. LTIP Units would be granted prior to the determination of the performance pool; however, they were only to vest upon satisfaction of performance and other thresholds, and were not entitled to distributions until after the performance pool was established. The 2005 Outperformance Plan provides that if the pool was established, each participant would also be entitled to the distributions that would have been paid on the number of LTIP Units earned, had they been issued at the beginning of the performance period. Those distributions were to be paid in the form of additional LTIP Units.

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

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period. We recorded approximately

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

$2.3 million, $3.9 million and $2.1 million of compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively, in connection with the 2005 Outperformance Plan.

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

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period. We recorded approximately $0.4 million, $12.2 million and $2.5 million of compensation expense during the years ended December 31, 2009, 2008 and

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

2007, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. This resulted in a charge of approximately $9.2 million which is included in the 2008 compensation expense above. The performance criteria under the 2006 Outperformance Plan were not met. This plan expired with no value in 2009.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our operating partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if our aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. The compensation committee and its advisors are in the process of finalizing the documentation of the 2010 Long-Term Compensation Plan. We recorded compensation expense of approximately $0.6 million in 2009 related to this plan.

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

        During the year ended December 31, 2009, approximately 26,000 phantom stock units were earned. As of December 31, 2009, there were approximately 48,410 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2009, approximately 36,313 shares of our common stock had been issued under the ESPP.

Amended and Restated 2005 Stock Option and Incentive Plan

        We have a stock option and incentive plan. The amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders. The 2005 Plan, as amended, authorizes (i) the grant of stock options that qualify as incentive stock options under Section 422 of the Code, or ISOs, (ii) the grant of stock options that do not qualify, or NQSOs, (iii) the grant of stock options in lieu of cash Directors' fees and (iv) grants of shares of restricted and unrestricted common stock. The exercise price of stock options are determined by our compensation committee, but may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted as Options, Restricted Stock, Phantom Shares, dividend equivalent rights and other equity-based awards under the amended and restated 2005 stock option and incentive plan, or the 2005 Plan. As described below, the manner in which the Fungible Pool Limit is finally determined can ultimately result in the issuance under the 2005 Plan of up to 6,000,000 shares (subject to adjustments upon certain corporate transactions or events). Each share issued or to be issued in connection with "Full-Value Awards" (as defined below) that vest or are granted based on the achievement of certain performance goals that are based on (A) FFO growth, (B) total return to stockholders (either in absolute terms or compared with a peer group of other companies) or (C) a combination of the foregoing (as set forth in the 2005 Plan), shall be counted against the Fungible Pool Limit as 2.0 units. "Full-Value Awards" are awards other than Options, Stock Appreciation Rights or other awards that do not deliver the full value at grant thereof of the underlying shares (e.g., Restricted Stock). Each share issued or to be issued in connection with any other Full-Value Awards shall be counted against the Fungible Pool Limit as 3.0 units. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire 10 years from the date of grant shall be counted against the Fungible Pool Limit as one unit. Options, Stock Appreciation Rights and other awards that do not deliver the value at grant thereof of the underlying shares and that expire five years from the date of grant shall be counted against the Fungible Pool Limit as 0.7 of a unit, or five-year option. Thus, under the foregoing rules, depending on the type of grants made, as many as 6,000,000 shares could be the subject of grants under the 2005 Plan. At the end of the third calendar year following April 1, 2005, which is the effective date of the original 2005 Plan, as well as at the end of the third calendar year following April 1, 2007, which is the effective date of the 2005 Plan, (i) the three-year average of (A) the number of shares subject to awards granted

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

in a single year, divided by (B) the number of shares of our outstanding common stock at the end of such year shall not exceed the (ii) greater of (A) 2%, with respect to the third calendar year following April 1, 2005, or 2.23%, with respect to the third calendar year following April 1, 2007, or (B) the mean of the applicable peer group. For purposes of calculating the number of shares granted in a year in connection with the limitation set forth in the foregoing sentence, shares underlying Full-Value Awards will be taken into account as (i) 1.5 shares if our annual common stock price volatility is 53% or higher, (ii) two shares if our annual common stock price volatility is between 25% and 52%, and (iii) four shares if our annual common stock price volatility is less than 25%. No award may be granted to any person who, assuming exercise of all options and payment of all awards held by such person would own or be deemed to own more than 9.8% of the outstanding shares of the Company's common stock. In addition, subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 0.7 to 3.0, as described above) in any one year covering more than 700,000 shares; thus, under this provision, depending on the type of grant involved, as many as 1,000,000 shares can be the subject of option grants to any one person in any year, and as many as 350,000 shares may be granted as restricted stock (or be the subject of other Full-Value Grants) to any one person in any year. If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Unless the 2005 Plan is previously terminated by the Board, no new Award may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by the Board. At December 31, 2009, approximately 3.0 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 4.2 million if all shares available under the 2005 Plan were issued as five-year options.

        Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

        A summary of the status of our stock options as of December 31, 2009, 2008 and 2007 and changes during the years then ended are presented below:

	2009		2008		2007
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	937,706	$61.33	1,774,385	$88.21	1,645,643	$58.77
Granted	443,850	$46.08	446,500	$65.51	531,000	$143.22
Exercised	(22,000)	$28.17	(195,680)	$36.08	(348,458)	$36.95
Lapsed or cancelled	(35,335)	$62.75	(1,087,499)	$111.23	(53,800)	$62.81

Balance at end of year	1,324,221	$56.74	937,706	$61.33	1,774,385	$88.21

Options exercisable at end of year	595,851	$62.17	474,592	$52.55	780,171	$54.00
Weighted average fair value of options granted during the year	$8,276,500		$5,163,000		$16,619,000

        The weighted average fair value of restricted stock granted during the year was approximately $5.0 million.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

14. Stockholders' Equity (Continued)

        All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding and exercisable was 7.3 years and 4.8 years, respectively.

        During the fourth quarter of 2008, we and certain of our employees agreed to cancel, without compensation, certain employee stock options. These cancellations resulted in a non-cash charge of approximately $8.8 million.

Earnings Per Share

        Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2009	2008	2007
Basic Earnings:
Income attributable to SL Green common stockholders	$37,669	$360,935	$626,355
Effect of Dilutive Securities:
Redemption of units to common shares	1,221	14,561	26,084
Stock options		—	—

Diluted Earnings:
Income attributable to SL Green common stockholders	$38,890	$375,496	$652,439

Denominator Weighted Average (Shares)	2009	2008	2007
Basic Shares:
Shares available to common stockholders	69,735	57,996	58,742
Effect of Dilutive Securities:
Redemption of units to common shares	2,230	2,340	2,446
3.0% exchangeable senior debentures	—	—	—
4.0% exchangeable senior debentures	—	—	—
Stock-based compensation plans	79	262	697

Diluted Shares	72,044	60,598	61,885

15. Noncontrolling Interest in Operating Partnership

        The unit holders represent the noncontrolling interest ownership in our operating partnership. As of December 31, 2009 and 2008, the noncontrolling interest unit holders owned 2.1% (1,684,283 units) and 3.94% (2,339,853 units) of our operating partnership, respectively. At December 31, 2009, 1,684,283 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

16. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $10.7 million, $10.1 million and $9.2 million during the years ended December 31, 2009, 2008 and 2007, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

16. Benefit Plans (Continued)

Executive Stock Compensation

        Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of our restricted stock as of December 31, 2009, 2008 and 2007 and charges during the years then ended are presented below:

	2009	2008	2007
Balance at beginning of year	1,824,190	1,698,401	1,274,619
Granted	506,342	128,956	435,583
Cancelled	—	(3,167)	(11,801)

Balance at end of year	2,330,532	1,824,190	1,698,401

Vested during the year	420,050	291,818	271,720

Compensation expense recorded	$23,301,744	$25,611,848	$20,051,845

401(K) Plan

        In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2009, 2008 and 2007, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2009, 2008 and, 2007, we made matching contributions of approximately $450,000, $503,000 and $457,000, respectively.

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

        We have entered into employment agreements with certain executives, which expire between June 2010 and January 2013. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $7.8 million for 2010.

        In March 1998, we acquired an operating sub-leasehold position at 420 Lexington Avenue. The operating sub-leasehold position required annual ground lease payments totaling $6.0 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased January 1999). In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31,

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

17. Commitments and Contingencies (Continued)

2029, with an option for further extension through 2080. Ground lease rent payments through 2029 will total approximately $10.9 million per year. Thereafter, the ground lease will be subject to a revaluation by the parties thereto.

        In June 2009, we acquired an operating sub-leasehold position at 420 Lexington Avenue for approximately $7.7 million. These sub-leasehold positions were scheduled to mature in December 2029. In October 2009, we acquired the remaining sub-leasehold position for $7.6 million.

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

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.5 million in 2010 and $6.9 million annually thereafter) with a term expiration of 2020 and with an option to renew for an additional 23 years.

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

        We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $5.5 million and $5.2 million at December 31, 2009 and 2008, respectively.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

17. Commitments and Contingencies (Continued)

        The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2009 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2010	$1,451	$31,347
2011	1,555	28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
Thereafter	45,649	580,600

Total minimum lease payments	53,320	$725,413

Less amount representing interest	(36,437)

Present value of net minimum lease payments	$16,883

18. Financial Instruments: Derivatives and Hedging

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and stockholders' equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

        The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2009 based on Level 2 information pursuant to ASC 820-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(844)
Interest Rate Swap	$105,000	4.910%	12/2009	12/2019	$(8,271)
Interest Rate Swap	$100,000	4.705%	12/2009	12/2019	$(6,186)
Interest Rate Cap	$128,000	6.000%	2/2009	2/2010	$—
Interest Rate Cap	$128,000	6.000%	2/2010	2/2011	$5

        On December 31, 2009, the derivative instruments were reported as an obligation at their fair value of approximately $15.3 million and is included in Other Liabilities on the consolidated balance sheet at December 31, 2009. Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss which had a balance of $33.5 million, including the remaining balance on net gains of approximately $5.0 million from the settlement of hedges, which are being amortized over the remaining term of the related

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

18. Financial Instruments: Derivatives and Hedging (Continued)

mortgage obligation and our share of joint venture accumulated other comprehensive loss of approximately $23.4 million. Currently, all of our derivative instruments are designated as effective hedging instruments.

        Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $8.3 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

20. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2009, 2008 and 2007, and selected asset information as of December 31, 2009 and 2008, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Year ended:
December 31, 2009	$945,050	$65,609	$1,010,659
December 31, 2008	968,503	110,919	1,079,422
December 31, 2007	892,138	82,692	974,830
Income from continuing operations:
Year ended:
December 31, 2009	$169,095	$(89,659)	$79,436
December 31, 2008	77,912	(26,503)	51,409
December 31, 2007	113,725	37,904	151,629
Total assets
As of:
December 31, 2009	$9,698,430	$789,147	$10,487,577
December 31, 2008	10,227,656	756,697	10,984,353

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total revenues less allocated interest expense and loan loss reserves for the structured finance segment. Interest costs for the structured finance segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We do not allocate marketing, general and administrative expenses (approximately $74.0 million, $104.6 million and $93.0 million for the years ended December 31, 2009, 2008 and 2007, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

20. Segment Information (Continued)

        The table below reconciles income from continuing operations before noncontrolling interest to net income available to common stockholders for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Years ended December 31,
	2009	2008	2007
Income (loss) from continuing operations before noncontrolling interest	$(12,865)	$18,377	$120,120
Equity in net gain on sale of unconsolidated joint venture/ partial interest	6,691	103,056	31,509
Gain on early extinguishment of debt	86,006	77,465	—
Loss on marketable securities	(396)	(147,489)	—

Net income from continuing operations	79,436	51,409	151,629
Net income (loss) from discontinued operations	(930)	4,066	29,256
Gain (loss) on sale of discontinued operations	(6,841)	348,573	501,812

Net income	71,665	404,048	682,697
Net income attributable to noncontrolling interests in operating partnership	(1,221)	(14,561)	(26,084)
Ne income attributable to noncontrolling interests in other partnerships	(12,900)	(8,677)	(10,383)

Net income attributable to SL Green	57,544	380,810	646,230
Preferred stock dividends	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$37,669	$360,935	$626,355

21. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2009	2008
Issuance of common stock as deferred compensation	$583	$583
Redemption of units and deferred compensation plan	29,150	233
Derivative instruments at fair value	21,991	34,949
Tenant improvements and capital expenditures payable	1,146	1,311
Real estate investments consolidated under FIN 46R	—	14,760
Real estate investments deconsolidated under FIN 46R	—	(414,995)
Assignment of mortgage to joint venture	—	293,631
Structured finance and other investments acquired	13,831	—
Other non-cash adjustments-financing	—	(90,606)
Mortgage assigned upon asset sale	113,517	—

22. Quarterly Financial Data (unaudited)

        We are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties sold during 2009.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

22. Quarterly Financial Data (unaudited) (Continued)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$246,612	$249,603	$252,005	$262,437

Income (loss) net of noncontrolling interest and before gain on sale	1,213	5,902	(8,537)	(24,995)
Equity in net gain on sale of joint venture property	—	(157)	(2,693)	9,541
Gain on early extinguishment of debt	606	8,368	29,321	47,712
Loss on equity investment in marketable securities	(232)	(52)	126	(807)
Discontinued operations	—	60	(705)	(286)
Gain (loss) on sale of discontinued operations	(1,741)	(11,672)	—	6,572

Net income (loss) before preferred dividends	(154)	2,449	17,512	37,737
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income (loss) attributable to SL Green common stockholders	$(5,123)	$(2,520)	$12,543	$32,768

Net income per common share-Basic	$(0.07)	$(0.03)	$0.19	$0.57

Net income per common share-Diluted	$(0.07)	$(0.03)	$0.18	$0.57

2008 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$269,025	$268,313	$289,737	$253,597

Income (loss) net of noncontrolling interest and before gain on sale(1)	(88,213)	24,200	44,335	12,992
Equity in net gain on sale of joint venture property	—	9,533	93,481	—
Gain on early extinguishment of debt	77,465	—	—	—
Loss on equity investment in marketable securities	(147,489)	—	—	—
Discontinued operations	954	63	1,344	2,839
Gain on sale of discontinued operations	238,892	—	—	110,232

Net income before preferred dividends	81,609	33,796	139,160	126,063
Preferred stock dividends	(4,969)	(4,969)	(4,969)	(4,969)

Income attributable to SL Green common stockholders	$76,640	$28,827	$134,191	$121,094

Net income per common share-Basic	$1.35	$0.50	$2.30	$1.99

Net income per common share-Diluted	$1.34	$0.49	$2.29	$1.98

(1)
Included in the fourth quarter of 2008, is approximately $101.7 million of loan loss and other investment reserves.

23. Subsequent Events

        We have evaluated subsequent events through the time of filing these consolidated financial statements with the SEC on this Annual Report on Form 10-K on February 16, 2010.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2009

23. Subsequent Events (Continued)

        In January 2010, we became the sole owner of 100 Church Street, NY, NY, a 1.05 million-square-foot office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property in January 2010. Our initial investment totaled $40.9 million which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy in the summer of 2007. As part of a consensual arrangement reached with the then-current owners in August 2009, SL Green, on behalf of the mezzanine lender, obtained management and leasing control of the property. At closing of the foreclosure, we funded additional capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing. Gramercy declined to fund its share of this capital and instead entered into a transaction whereby it transferred its interests in the investment to us at closing, subject to certain future contingent payments.

        In January 2010, we priced an underwritten public offering of 5,400,000 shares of our Series C preferred stock. Upon completion of this offering, we have 11,700,000 shares of the Series C preferred stock outstanding. The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%. We intend to use the estimated net offering proceeds of approximately $122.6 million for general corporate and/or working capital purposes, which may include investment opportunities, purchases of the indebtedness of our subsidiaries in the open market from time to time and the repayment of indebtedness at the applicable maturity or put date.

        In January 2010, our previously announced transaction to sell a 49.5% interest in Green 485 JV LLC, the owner of 485 Lexington Avenue, was terminated because certain of the conditions precedent contemplated in the sale-purchase agreement were not fulfilled.

        In February 2010, our joint venture extended the maturity date of the 16 Court Street loan to October 2013 and has a one-year extension option. The floating rate loan will carry an interest rate of 250 basis points over the 30-day LIBOR.

        In February 2010, we purchased the senior mezzanine loan on 510 Madison Avenue for $14.0 million.

        In February 2010, we repurchased approximately $21.4 million of our 4% exchangeable bonds.

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave.(1)	$31,608	$—	$35,727	$—	$13,038	$—	$48,765	$48,765	$18,184	1928	8/1997	Various
420 Lexington Ave.(1)	150,561	—	107,832	—	100,715	—	208,547	208,547	58,791	1927	3/1998	Various
711 Third Avenue(1)	120,000	19,844	42,499	—	22,040	19,844	64,539	84,383	18,500	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	23,036	18,846	101,740	120,586	29,578	1971	1/1999	Various
317 Madison Ave.(1)	—	21,205	85,559	—	27,028	21,205	112,587	133,792	32,634	1920	6/2001	Various
220 East 42nd Street(1)	198,871	50,373	203,727	635	22,216	51,008	225,943	276,951	42,679	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	3,814	—	66,509	66,509	11,023	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	23,664	51,093	229,636	280,729	31,574	1958	7/2004	Various
625 Madison Ave.(1)	135,117	—	246,673	—	21,982	—	268,655	268,655	36,466	1956	10/2004	Various
19 West 44th Street(1)	—	15,975	61,713	—	7,551	15,975	69,264	85,239	11,103	1916	6/2005	Various
28 West 44th Street(1)	123,480	21,102	84,455	—	10,345	21,102	94,800	115,902	13,893	1919	2/2005	Various
141 Fifth Avenue(1)(5)	25,000	2,884	14,532	—	356	2,884	14,888	17,772	2,549	1879	8/2005	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	77,253	78,282	404,078	482,360	52,824	1956	12/2004	Various
609 Fifth Avenue(1)	139,343	36,677	145,954	—	2,055	36,677	148,009	184,686	13,049	1925	6/2006	Various
1 Madison Avenue(1)	651,917	172,641	654,394	905	11,477	173,546	665,871	839,417	39,892	1960	8/2007	Various
331 Madison Avenue(1)	—	14,763	65,241	—	499	14,763	65,740	80,503	5,094	1923	4/2007	Various
333 West 34th Street(1)	—	36,711	146,880	—	10,561	36,711	157,441	194,152	9,485	1954	6/2007	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	1,486	60,766	252,408	313,174	20,377	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	17,190	114,077	493,576	607,653	37,685	1970	1/2007	Various
919 Third Avenue(1)(6)	224,104	223,529	1,033,198	35,410	1,568	258,939	1,034,766	1,293,705	76,706	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	17,159	—	745,372	745,372	62,271	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	9,287	91,038	390,031	481,069	30,672	1966	1/2007	Various
1100 King Street - 1-7 International Drive(2)	—	49,392	104,376	1,093	2,329	50,485	106,705	157,190	9,687	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	1,840	6,324	27,936	34,260	2,491	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	2,849	5,933	26,675	32,608	2,726	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	3,647	10,526	46,756	57,282	4,089	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	327	11,183	48,233	59,416	4,081	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	1,424	9,777	40,472	50,249	2,953	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,207	6,865	30,471	37,336	2,489	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	1,958	29,497	120,208	149,705	10,069	2000	1/2007	Various
1-6 Landmark Square(3)	116,517	50,947	195,167	—	6,295	50,947	201,462	252,409	15,990	1973-1984	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	—	—	2,088	7,748	9,836	—	2007	1/2007	Various
300 Main Street(3)	11,500	3,025	12,889	—	600	3,025	13,489	16,514	1,230	2002	1/2007	Various
680 Washington Boulevard(3)(6)	—	11,696	45,364	—	570	11,696	45,934	57,630	3,810	1989	1/2007	Various
750 Washington Boulevard(3)(6)	—	16,916	68,849	—	2,198	16,916	71,047	87,963	5,751	1989	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	—	1,922	7,747	32,345	40,092	2,562	1988	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	782	13,516	54,010	67,526	4,293	1987	6/2007	Various
500 West Putnam Avenue(3)	25,000	11,210	44,782	—	2,529	11,210	47,311	58,521	3,524	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	7,544	1,371	12,990	14,361	—	1962	1/2007	Various
180 Broadway(1)(5)	22,534	16,168	30,589	—	639	16,168	31,228	47,396	1,540	1902	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	160	—	39,049	—	39,049	—	—	—	Various
125 Chubb Way(4)	—	5,884	25,958	—	6,948	5,884	32,906	38,790	—	2008	1/2008	Various
Other(7)	—	1,128	—	961	16,957	2,089	16,957	19,046	6,108	—	—	Various

	$2,595,552	$1,339,123	$6,390,163	$39,929	$487,885	$1,379,052	$6,878,048	$8,257,100	$738,422	—	—	—

(1)
Property located in New York, New York

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
Property located in New Jersey.

(5)
We own a 50% interest in this property.

(6)
We own a 51% interest in this property.

(7)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2009
(Dollars in thousands)

The changes in real estate for the three years ended December 31, 2009 are as follows:

	2009	2008	2007
Balance at beginning of year	$8,201,789	$8,622,496	$3,055,159
Property acquisitions	16,059	67,751	5,717,116
Improvements	92,117	160,363	93,762
Retirements/disposals	(52,865)	(648,821)	(243,541)

Balance at end of year	$8,257,100	$8,201,789	$8,622,496

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2009 was approximately $6.4 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2009, are as follows:

	2009	2008	2007
Balance at beginning of year	$546,545	$381,510	$279,436
Depreciation for year	210,436	203,904	170,931
Retirements/disposals	(18,559)	(38,869)	(68,857)

Balance at end of year	$738,422	$546,545	$381,510

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Rock-Green, Inc.

        We have audited the accompanying consolidated balance sheets of Rock-Green, Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Green, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

Rock-Green, Inc.

Consolidated Balance Sheets

December 31, 2009 and 2008

(Thousands of dollars)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$41,589	$40,898
Accounts receivable, net of allowance of $85 and $95 in 2009 and 2008, respectively	580	869
Due from related parties	113	5
Prepaid expenses	2,746	2,916

	45,028	44,688
Fixed Assets, at cost:
Land	24,508	24,508
Building and improvements	234,303	232,047
Other fixed assets	1,201	1,201

	260,012	257,756
Less accumulated depreciation	(146,585)	(141,266)

	113,427	116,490
Deferred costs, net of accumulated amortization of $64,693 and $54,632, in 2009 and 2008, respectively	50,115	58,003
Deferred rents receivable, net	65,257	71,061
Other assets	2,240	2,219

Total Assets	$276,067	$292,461

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,767	$10,619
Due to related parties	5,404	3,316
Accrued federal, state and local taxes	25	20
Deferred revenue	10,704	4,143
Loan payable	170,000	—
Other current liabilities	2,646	—

	192,546	18,098
Loan payable	—	170,000
Other non-current liabilities	2,721	6,861

Total Liabilities	195,267	194,959
Stockholders' Equity:
Preferred stock, $1,000 par value; 125 shares, authorized, issued and outstanding	125	125
Common stock, $2 par value; 2,000 shares, authorized, issued and outstanding	4	4
Additional paid-in capital	64,887	64,887
Accumulated other comprehensive loss	(2,647)	(4,213)
Retained earnings	18,431	36,699

Total Stockholders' Equity	80,800	97,502

Total Liabilities and Stockholders' Equity	$276,067	$292,461

Rock-Green, Inc.

Consolidated Statements of Income

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Rental Revenues:
Fixed, percentage and consideration revenues	$128,998	$122,816	$118,608
Operating and real estate tax escalations	23,296	22,114	19,817
Rental revenues—related parties	3,676	3,521	3,624

Total Rental Revenues	155,970	148,451	142,049
Sales of services	9,890	10,666	10,605
Sales of services—related parties	306	289	305

Total Revenues	166,166	159,406	152,959

Operating Expenses:
Real estate taxes	34,619	30,128	28,909
Building operating expenses	23,291	26,581	23,450
Building operating expenses—related parties	9,448	9,123	8,861
Cost of service sales	6,568	6,721	6,706
Cost of service sales—related parties	157	146	153

Total Operating Expenses	74,083	72,699	68,079

Gross Operating Profit	92,083	86,707	84,880
Other Operating Expense (Income):
Interest expense	5,459	8,504	10,592
Interest income	(147)	(961)	(1,851)
Depreciation expense	5,318	5,302	5,247
Amortization expense	10,793	7,227	7,480
General and administrative expense (income)	151	(28)	56
Other income	(240)	(382)	(395)

Income before provision (benefit) for taxes	70,749	67,045	63,751
Provision (benefit) for taxes	1	(105)	—

Net Income	$70,748	$67,150	$63,751

Rock-Green, Inc.

Consolidated Statements of Changes in Equity

Years ended December 31, 2009, 2008 and 2007

	Total	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances at December 31, 2006	$111,628	4	125	64,887	541	46,071
Net income for the year	63,751	—	—	—	—	63,751
Other comprehensive loss	(2,229)	—	—	—	(2,229)	—

Total comprehensive income	61,522	—	—	—	—	—
Dividend	(63,068)	—	—	—	—	(63,068)

Balances at December 31, 2007	110,082	4	125	64,887	(1,688)	46,754
Net income for the year	67,150	—	—	—	—	67,150
Other comprehensive loss	(2,525)	—	—	—	(2,525)	—

Total comprehensive income	64,625	—	—	—	—	—
Dividend	(77,205)	—	—	—	—	(77,205)

Balances at December 31, 2008	97,502	4	125	64,887	(4,213)	36,699
Net income for the year	70,748	—	—	—	—	70,748
Other comprehensive income	1,566	—	—	—	1,566	—

Total comprehensive income	72,314	—	—	—	—	—
Dividend	(89,016)	—	—	—	—	(89,016)

Balances at December 31, 2009	$80,800	$4	$125	$64,887	$(2,647)	$18,431

Rock-Green, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$70,748	$67,150	$63,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,111	12,529	12,727
Accretion of interest	139	131	156
Deferred rents receivable, net	5,805	254	(3,643)
Changes in certain assets and liabilities	5,398	(5,627)	7,551
Increase (decrease) due to related parties, net	1,980	2,874	(2,848)

Net cash provided by operating activities	100,181	77,311	77,694

Cash Flows from Investing Activities:
Capital expenditures	(2,968)	(1,493)	(799)
Deferred expenses paid	(7,506)	(1,385)	(4,154)

Net cash used by investing activities	(10,474)	(2,878)	(4,953)

Cash Flows from Financing Activities:
Dividend distributions	(89,016)	(77,205)	(63,068)

Net increase (decrease) in cash and cash equivalents	691	(2,772)	9,673
Cash and cash equivalents, beginning of year	40,898	43,670	33,997

Cash and cash equivalents, end of year	$41,589	$40,898	$43,670

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$4,893	$8,073	$10,339

Rock-Green, Inc.

Notes to the Consolidated Financial Statements

1. Organization

        Rock-Green, Inc., (the "Company") a New York State corporation, is 55% owned by Rockefeller Group International, Inc. (RGII) and 45% owned by Green Hill Acquisition, LLC. The Company owns and operates a 2.5 million square foot office building (the "Property") known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York. In addition, the Company owns two adjacent properties totaling approximately 17,000 square feet.

2. REIT Election

        The Company made an election to qualify as a REIT under the Tax Code for the taxable year ending December 31, 2004 and for all subsequent years.

        The Company had historically been subject to taxes as a C corporation. The Company elected to be taxed as a REIT, commencing with its taxable year ending December 31, 2004, upon the filing of its federal income tax return for that year. Qualification and taxation as a REIT depends upon the Company's ability to satisfy various asset, income and distribution requirements on a continuing basis. The Company believes that its organizational and operational structure as well as its intended distributions will enable it to qualify as a REIT and maintain such status in the future. As a REIT, the Company is entitled to a deduction for dividends that it pays and therefore is not subject to federal income tax on its taxable income that is currently distributed to its shareholders.

        The Company has formed a wholly owned subsidiary to provide certain services to tenants. The subsidiary is subject to tax on income earned from these services.

        In order to enable the Company to qualify as a REIT in 2004, the Company was required to pay a dividend of its accumulated Earnings & Profits by the end of 2003. Accordingly, the Company paid a dividend of $230 million, which it believes to be sufficient to meet this requirement.

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

        As a REIT, the Company will be subject to corporate level tax ("built-in gains tax") on any appreciated property (i.e., property whose fair market value exceeds its adjusted tax basis as of the date of conversion) that it owned as of the date of conversion to a REIT if such property is disposed of in a taxable transaction at any time through 2013. The built-in gains tax applies to that portion of the gain equal to the excess of the fair market value of the property over its tax basis as of the date of conversion. The Company does not intend to enter into any taxable sale of its property during this period.

3. Basis of Presentation and Significant Accounting Policies

        (a)   Accounting standards codification

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification (the "Codification"), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC"), under federal

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP; however, it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending September 15, 2009. The Company has implemented the Codification in these consolidated financial statements.

        (b)   Principles of consolidation

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

        The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

        (e)   Revenue recognition

        The Company accounts for all leases as operating leases. Deferred rents receivable, net, including free rental periods and lease arrangements allowing for increasing base rental payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective lease terms.

        Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable. The Company reduced rents by $5,804,000 and $254,000 and recorded $3,643,000 of excess rents over amounts contractually due pursuant to tenant lease terms for the years ended December 31, 2009, 2008 and 2007, respectively.

        (f)    Fair value of financial instruments

        Valuation methodologies were applied to the Company's financial assets and liabilities carried at fair value, which consist solely of the interest rate swap agreements. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

        While the Company believes its valuation methods are appropriate and consistent with other market participants, considerable judgment is required in interpreting market data to develop estimates of fair value. As a result, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in different estimates of fair value and the differences could be material. Furthermore, the methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

        (g)   Accounts receivable

        The Company makes estimates of the uncollectability of its accounts receivable related to base rents, tenant escalations and reimbursements, and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. The Company wrote off approximately $11,000 and $26,000 of accounts receivable in 2009 and 2007. There were no write-offs in 2008.

        (h)   Deferred expenses

        Deferred expenses, which represent certain expenditures incurred in obtaining new tenants and preparing the premises for occupancy, are amortized using the straight-line method over the terms of the related tenants' leases or its estimated useful life, whichever is shorter.

        Deferred costs incurred in connection with obtaining debt financing are being amortized over the term of the loan using the straight-line method, which approximates the effective interest rate method.

        (i)    Use of estimates

        The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (j)    Accounting for derivative instruments and hedging activities

        All derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction.

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

        (k)   Concentration of Company's revenue and credit risk

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

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with releasing the space.

        (l)    Recent accounting pronouncements

        In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. This guidance was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of this guidance for nonrecurring measurements of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This update also provides additional guidance on circumstances that may indicate that a transaction is not orderly. Additional disclosures about fair value measurements in annual and interim reporting periods are also required. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

4. Asset Retirement Obligation

        A conditional asset retirement obligation ("CARO") is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. A CARO must be recorded if the liability can be reasonably estimated. Management has reasonably estimated the liability to remediate asbestos which exists in certain limited areas of the Property.

        The changes in the carrying amount of the asset retirement obligation are as follows:

($000s)	2009	2008	2007
Asset retirement obligation at January 1	$3,088	$2,957	$3,557
Change in estimates, net	—	—	48
Payments during the year	(532)	—	(804)
Accretion of interest	139	131	156

Asset retirement obligation at December 31	2,695	3,088	2,957
Less current	—	(469)	(590)

Non-current	$2,695	$2,619	$2,367

        The above asset retirement obligations at December 31, 2009, 2008 and 2007 are reflected in accounts payable and accrued expenses and other non-current liabilities in the accompanying consolidated balance sheets. The accretion of interest for the years ended December 31, 2009, 2008 and 2007 is reflected in interest expense in

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

4. Asset Retirement Obligation (Continued)

the accompanying consolidated statements of income. Management estimates that the asbestos remediation will be completed by 2019.

5. Loan Payable

        The Company has a $170 million loan with a financial institution with a maturity date of December 23, 2010. The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate). Interest is due on the outstanding principal balance in arrears. The loan carried an average interest rate of 2.88%, 4.68% and 5.89% during 2009, 2008 and 2007, respectively, and requires periodic interest payments. The interest rate at December 31, 2009, 2008 and 2007 was 1.0%, 1.60% and 5.65%, respectively. Total interest expense under this loan was $4,899,000 in 2009, $7,951,000 in 2008, and $10,015,000 in 2007, and is included in interest expense in the accompanying consolidated statements of income. The entire outstanding principal balance is payable on the maturity date.

        The estimated fair value of the loan was determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop the estimated fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount the Company could realize on disposition of the loan. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amount.

        Accordingly, the loan has an estimated fair value of approximately $169.2 million which was $0.8 million less than book value at December 31, 2009.

        During 2005, the Company entered into a $30 million interest rate swap agreement with a Bank to hedge $30 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.56% for the remaining term of the loan. The fair market value of this interest rate swap agreement, which was a liability of $1,236,000 and $1,971,000 at December 31, 2009 and 2008, respectively, is recorded on the accompanying consolidated balance sheets in other current liabilities and accumulated other comprehensive income. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income / (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that the amount of the losses on the derivative instruments reported in other comprehensive income that will be re-classified into earnings within the next 12 months through an increase in interest expense will be $1,236,000.

        During 2006, the Company entered into an additional $35 million interest rate swap agreement with a Bank to hedge an additional $35 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.47% for the term of the loan. The fair market value of this interest rate swap agreement, which was a liability of $1,410,000 and $2,241,000 at December 31, 2009 and 2008, respectively is recorded on the accompanying consolidated balance sheets in other current liabilities and accumulated other comprehensive income. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income / (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that the amount of the losses on the derivative instruments reported in other comprehensive income that will be re-classified into earnings within the next 12 months through an increase in interest expense will be $1,410,000.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

6. Fair Value of Financial Instruments

        The Company's non-cash financial instruments consist solely of the interest rate swap agreements that hedge the $170 million loan.

        The methodologies used for valuing the Company's interest rate swap instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including

    •
    Quoted prices in active markets for similar instruments,

    •
    Quoted prices in less active or inactive markets for identical or similar instruments,

    •
    Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates, and

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

        These levels form a hierarchy. The Company follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

        The following table summarizes such financial assets and liabilities at December 31, 2009:

($000s)	Notional Amount	Carrying Value	Level 2
Liabilities:
Interest rate swaps, treated as hedges	$65,000	$2,647	$2,647

7. Provision for Taxes

        The Company has made an election to be taxed as a REIT under the Tax Code. As a REIT, the Company generally is not subject to federal income tax provided the Company has no taxable income after its dividends paid deduction, except for taxes on income earned by its taxable REIT subsidiary. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

        During 2008, the Company reversed prior year tax reserves, resulting in a tax benefit of approximately $105.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

7. Provision for Taxes (Continued)

        The provision (benefit) for income taxes is summarized as follows:

($000s)	2009	2008	2007
Current:
Federal	$—	$(1)	$—
State and local taxes	1	(104)	—

Total provision (benefit) for taxes	$1	$(105)	$—

8. Tenant Leasing Arrangements

        The Company leases office, retail, and storage space to tenants in the Property through non-cancelable operating leases expiring through 2029. The leases require fixed minimum monthly payments over their terms and also adjustments to rent for the tenants' proportionate share of changes in certain costs and expenses of the building. Certain leases also provide for additional rent which is based upon a percentage of the sales of the lessee.

        Minimum future rentals from tenants under noncancelable operating leases as of December 31, 2009 are approximately as follows:

($000s)	Total	RGII and Related Subsidiaries
Year ending December 31:
2010	$124,812	$4,231
2011	124,220	4,197
2012	123,920	2,104
2013	118,239	2,104
2014	88,192	2,113
Thereafter	343,573	6,657

Total	$922,956	$21,406

        Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations. Future rentals from three unrelated parties in the businesses of financial services, legal services, and publishing amount to approximately 66.5% of total minimum future rentals listed above. Rental income from these tenants amounted to approximately 52%, 53% and 53% of total rental revenues for 2009, 2008 and 2007. These tenants' leases expire in 2018 and 2020. RGII's master lease expires on December 31, 2011, and an affiliate's lease expires on December 31, 2019.

        During 2009 and 2007, the Company recorded $9,750,000 and $126,000, respectively of early termination revenue, which is included in fixed, percentage and consideration revenue on the accompanying consolidated statements of income, due to the early terminations of certain tenants. There was no early termination revenue in 2008.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Related Party Transactions

        Rental revenues and sales of services included $3,982,000, $3,810,000 and $3,929,000 from RGII and related subsidiaries for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable included $113,000 and $5,000 due from RGII at December 31, 2009 and 2008, respectively, related primarily to operating and real estate tax escalation.

        The Company receives a number of management and operating services from RGII and its affiliates. Amounts included in operating expenses for these services were $9,448,000, $9,123,000 and $8,861,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

        At December 31, 2009 and 2008, the balances due to RGII affiliates amounted to $5,404,000 and $3,316,000, respectively, and consisted primarily of amounts for services performed by RGII affiliates.

        At December 31, 2009 and 2008, the balance included in deferred rents receivable—net from RGII and related subsidiaries amounted to $710,000 and $892,000 respectively. In addition, the Company reduced rents by $182,000 and $186,000 from amounts contractually due pursuant to tenant lease terms for the years ended December 31, 2009 and 2008, respectively.

10. Supplemental Cash Flow Information

  Noncash operating, investing and financing activities:

        In 2009, the Company had net noncash additions to building and improvements and deferred costs of approximately $2.3 million and a decrease in the derivative liability of approximately $1.6 million. In conjunction with these additions, accounts payable and accrued expenses were increased for $2.3 million and other comprehensive income was decreased by approximately $1.6 million.

        In 2008, the Company had net noncash additions to building and improvements and deferred costs of approximately $1.6 million and an increase in the derivative liability of approximately $2.5 million. In conjunction with these additions, accounts payable and accrued expenses were increased for $1.6 million and other comprehensive income was decreased by approximately $2.5 million.

        In 2007, the Company had net noncash additions to building and improvements and deferred costs of approximately $782,000 and a decrease in the derivative asset of approximately $541,000 and an increase in the derivative liability of approximately $1.7 million. In conjunction with these additions, accounts payable and accrued expenses were increased for $782,000 and other comprehensive income was decreased by approximately $2.2 million.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

10. Supplemental Cash Flow Information (Continued)

  Cash flows from changes in certain assets and liabilities:

        The cash flows from changes in certain assets and liabilities of the Company as of December 31, 2009, 2008 and 2007 were as follows:

($000s)	2009	2008	2007
Decrease (increase) in:
Accounts receivable, net	$289	$511	$114
Prepaid expenses	170	(2,602)	3,019
Other current assets	7	(204)	72
Investment in subsidiaries	(135)	78	125
Other assets	107	116	135
Increase (decrease) in:
Accrued federal, state and local taxes	5	(107)	—
Other current liabilities	6,561	(2,334)	4,156
Amortization of deferred financing costs	371	371	371
Other non-current liabilities	(67)	572	(15)
Accounts payable and accrued expenses	(1,910)	(2,028)	(426)

Total increase (decrease) in certain assets and liabilities	$5,398	$(5,627)	$7,551

11. Subsequent Events

        The Company has evaluated subsequent events through the date in which these consolidated financial statements were available for issuance on February 16, 2010.

Report of Independent Registered Public Accounting Firm

The Stockholders
1515 Broadway Realty Corp.

        We have audited the accompanying consolidated balance sheets of 1515 Broadway Realty Corp. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an option on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1515 Broadway Realty Corp. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

1515 Broadway Realty Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Commercial real estate property, at cost:
Land	$96,573	$96,573
Building and improvements	445,168	414,324

	541,741	510,897
Less accumulated depreciation	(78,861)	(67,398)

	462,880	443,499
Cash and cash equivalents	25,156	7,849
Restricted cash	2,735	24,189
Tenant receivables, net of allowance of $2,010 and $523	918	2,464
Deferred rent receivable, net of allowance of $198 and $1,030	30,797	15,941
Deferred costs, net	22,197	7,858
Loans receivable-stockholders	—	80,000
Other assets	10,647	4,362

Total assets	$555,330	$586,162

Liabilities and equity (deficit):
Mortgage note payable	$475,000	$625,000
Accrued interest and other liabilities	545	876
Accounts payable and accrued expenses	14,765	3,989
Deferred revenue	946	1,497
Security deposits	192	277

Total liabilities	491,448	631,639
Equity (deficit):
Series A Preferred Stock, $1,000 par value, 290 shares authorized, 125 shares issued and outstanding	100	100
Series B Subordinated Preferred Stock, $1,000 par value, 10 shares authorized, non and 10 shares issued and outstanding	—	10
Class A Common Stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	255,452	171,649
Distributions in excess of earnings	(192,226)	(217,414)
Accumulated other comprehensive loss	(61)	(355)
Noncontrolling interests	617	533

Total equity (deficit)	63,882	(45,477)

Total liabilities and equity (deficit)	$555,330	$586,162

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Income Statements

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Rental revenue	$74,304	$71,876	$70,247
Escalation and reimbursement revenues	21,673	23,010	22,416
Investment income	4,780	5,089	5,587
Other income	98	60	7

Total revenues	100,855	100,035	98,257

Expenses:
Operating expenses	22,819	25,427	24,188
Asset management fee	100	100	1,079
Real estate taxes	18,981	16,892	16,515
Interest	10,733	25,608	41,207
Depreciation and amortization	15,201	11,506	11,313

Total expenses	67,834	79,533	94,302

Net income	33,021	20,502	3,955
Net income attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders	33,021	20,502	3,955
Preferred stock dividend	(19)	(19)	(19)

Net income attributable to common stockholders	$33,002	$20,483	$3,936

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Equity (Deficit)

(Years Ended December 31, 2009, 2008 and 2007)

	Series A Preferred Stock	Series B Subordinated Preferred Stock	Class A Common Stock	Additional Paid- In-Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2006	$100	$10	—	$171,649	$(225,484)	$(59)	$545	$(53,239)
Comprehensive Income:
Net income					3,955			3,955	$3,955
Unrealized loss on derivative instruments						53		53	53
Preferred dividends					(19)			(19)
Distributions					(11,548)		(12)	(11,560)

Balance at December 31, 2007	100	10	—	171,649	(233,096)	(6)	533	(60,810)	4,008
Balance at December 31, 2008
Comprehensive Income:
Net income	—	—	—	—	20,502	—	—	20,502	$20,502
Unrealized loss on derivative instruments	—	—	—	—	—	(349)	—	(349)	(349)
Preferred dividends	—	—	—	—	(19)	—	—	(19)	—
Distributions to common stockholders	—	—	—	—	(4,801)	—	—	(4,801)	—

Balance at December 31, 2008	100	10	—	—	(217,414)	(355)	533	(45,477)	20,153
Balance at December 31, 2009
Comprehensive Income:	—	—	—	171,649	33,021	—	—	33,021	$33,021
Net income	—	—	—	—	—	294	—	294	294
Unrealized loss on derivative instruments	—	(10)	—	—	—	—	—	(10)	—
Preferred dividends	—	—	—	—	(19)	—	—	(19)	—
Distributions to common stockholders	—	—	—	—	—	—	84	83,887	—
Balance at December 31, 2009	100	—	—	83,803	(7,814)	—	—	(7,814)	—

Balance at December 31, 2009	$100	$—	—	$255,452	$(192,226)	$(61)	$617	$63,882	$33,315

The accompanying notes are an integral part of these financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net income	$33,021	$20,502	$3,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,149	13,710	13,335
Deferred rent receivable, net	(14,856)	659	573
Provision for doubtful accounts	1,487	(43)	(59)
Changes in operating assets and liabilities:
Restricted cash-operations	7,299	(8,354)	1,016
Tenant receivables	59	(514)	(258)
Deferred leasing costs	(2,011)	(1,824)	(291)
Other assets	(6,285)	9,807	(1,748)
Deferred revenue	(551)	(242)	(641)
Accounts payable and accrued expenses	84	(4,670)	2,158

Net cash provided by operating activities	35,396	29,031	18,040

Investing activities
Additions to building and improvements	(26,036)	(14,307)	(1,491)
Restricted cash-capital improvements	14,155	(13,221)	(31)

Net cash used in investing activities	(11,881)	(27,528)	(1,522)

Financing activities
Repayment of mortgage note payable	(625,000)	—	—
Proceeds from mortgage note payable	475,000	—	—
Capital contribution	83,887	—	—
Repayment of loans receivable-stockholders	80,000	—	—
Deferred financing costs	(12,252)	(813)	—
Distibutions paid	(7,833)	(4,820)	(11,579)
Redemption of preferred stock	(10)	—	—

Net cash used in financing activities	(6,208)	(5,633)	(11,579)

Net increase (decrease) in cash and cash equivalents	17,307	(4,130)	4,939
Cash and cash equivalents at beginning of year	7,849	11,979	7,040

Cash and cash equivalents at end of year	$25,156	$7,849	$11,979

Supplemental cash flow disclosures

Interest paid	$9,109	$25,017	$39,397

Supplemental disclosure of noncash transactions
Additions to building and improvements accrued	$4,808	$—	$—
Deferred leasing costs accrued	$5,762	$—	$—

1. Organization

        1515 Broadway Realty Corp. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. The Company was formed by SL Green Private REIT LLC, a Delaware limited liability company ("SLG 1515") and the predecessor-in-interest of SITQ BST-REIT, LP, a Delaware limited partnership ("SITQ 1515"). SLG 1515 is owned by SL Green Operating Partnership, L.P., a Delaware limited partnership. SITQ 1515 is an indirect, wholly owned subsidiary of Caisse de dépôt et placement du Québec.

        On May 15, 2002, the Company acquired an approximate 99.7% indirect fee ownership estate in the real property and improvements located at 1515 Broadway, New York, New York (the "Property"). The Property was acquired for approximately $483,500. The Company's sole direct asset is its 99.9% membership interest in 1515 SLG Owner LLC which, through various entities, owns 99.8% of the Property, with the remaining 0.2% owned by the noncontrolling interest of the Company. The Property contains over 1.72 million rentable square feet. The Company currently does not intend to acquire other properties.

        As a result of the loan modification more fully described in Note 5, pre-determined performance thresholds were exceeded in November 2005, thereby increasing SLG 1515's economic interest in the Property to approximately 68.5%.

2. Basis of Presentation and Significant Accounting Policies

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles. This guidance establishes the FASB Accounting Standards Codification (the "Codification"), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC"), under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP; however, it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending September 15, 2009. The Company has implemented the Codification in these consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned or controlled by the Company. This includes 1515 Broadway Finance LLC ("1515 Finance"). All the activity related to 1515 Finance is allocated exclusively to SLG 1515. All significant intercompany balances and transactions have been eliminated in consolidation.

        Effective January 1, 2009, the Company revised the presentation of noncontrolling interests in its consolidated financial statements. A noncontrolling interest in a consolidated subsidiary is defined as "the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent". Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheets. In addition, the presentation of net income was modified by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests. Below are the steps the Company has taken as a result of the implementation of this standard:

  •
  The Company has reclassified the noncontrolling interest from the mezzanine section of its balance sheets to equity. This reclassification totaled $533 as of December 31, 2008.

  •
  Net income attributable to noncontrolling interest is no longer included in the determination of net income. The Company has reclassified prior year amounts to reflect this requirement.

2. Basis of Presentation and Significant Accounting Policies (Continued)

Commercial Real Estate Property

        Rental property is stated at cost, less accumulated depreciation. Costs directly related to the acquisition and redevelopment of rental property are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully depreciated assets are removed from the accounts.

        The Property is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	Shorter of remaining life of the building or estimated useful life

        At December 31, building and improvements consisted of the following:

	2009	2008
Building	$389,181	$389,181
Improvements	55,987	25,143

Total	$445,168	$414,324

        Depreciation expense amounted to $11,463, $10,657 and $10,537 for the years ended December 31, 2009, 2008 and 2007, respectively.

        On a periodic basis, management assesses whether there are any indicators that the value of the real estate property may be impaired. A property's value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management of the Company does not believe that the value of the property was impaired at December 31, 2009 and 2008.

        Upon acquisitions of real estate, the Company assesses the fair value of acquired assets including land, building and tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases and acquired liabilities, and allocates purchase price based on these assessments.

        The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the Property.

        As a result of its evaluations, the Company recorded a deferred liability of $3,643, representing the net value of acquired above and below market leases and assumed lease origination costs, which is included in deferred revenue. This amount is being amortized over the terms of the respective leases. For each of the years ended December 31, 2009, 2008 and 2007, the Company recognized an increase in rental revenue of $429 for the amortization of above and below market leases and assumed lease origination costs, and additional building depreciation of $95 resulting from the reallocation of the purchase price to the applicable components. The accumulated amortization of the deferred liability at December 31, 2009 and 2008 was $2,786 and $2,357, respectively. Amortization for the next two years will be $429 per year.

2. Basis of Presentation and Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of tenants and escrows for the payment of insurance, real estate taxes, leasing commissions and tenant improvements.

Deferred Leasing Costs

        Deferred leasing costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is paid off before maturity.

Revenue Recognition

        Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable in the accompanying consolidated balance sheets. The Company establishes, on a current basis, a reserve for future potential losses, which may occur against deferred rent receivable and tenant receivables. The balance reflected in the accompanying consolidated balance sheets is net of such allowance.

Income Taxes

        The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code (the "Code"). As a REIT, the Company generally is not subject to Federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments in excess of insured amounts and accounts receivable. The Company places its cash investments with high-quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Although these security

2. Basis of Presentation and Significant Accounting Policies (Continued)

deposits and letters of credit are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. One tenant, whose lease ends between 2010 and 2020, represents approximately 73.6% of the Company's leased square footage and 77.1% of its annualized rent. Another tenant, whose lease ends in 2024, represents approximately 5.9% of the Company's leased square footage and 0.2% of its annualized rent.

Derivative Financial Instruments

        In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment though earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

        To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

        The methodologies used for valuing such instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including:

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

        These levels form a hierarchy. The Company follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

2. Basis of Presentation and Significant Accounting Policies (Continued)

Reclassification

        Certain prior year balances have been reclassified to conform to current year presentation.

Accounting Standards Updates

        In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. This guidance was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of this guidance for nonrecurring measurements of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions the Company makes after its adoption of this standard. The adoption of this standard on January 1, 2009 did not have a material impact on the Company's historical consolidated financial statements.

        In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This update also provides additional guidance on circumstances that may indicate that a transaction is not orderly. Additional disclosures about fair value measurements in annual and interim reporting periods are also required. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued accounting standards update which provides additional implementation guidance on the accounting for uncertainty in income taxes and eliminates certain disclosure requirements for nonpublic entities. Under the amended disclosure requirements, nonpublic entities are not required to disclose a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period nor the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. This guidance will become effective for entities that have not already adopted the standard for annual financial statements beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3. Deferred Costs

        Deferred costs at December 31 consisted of the following:

	2009	2008
Deferred financing	$13,758	$9,230
Deferred leasing	17,227	9,978

	30,985	19,208
Less accumulated amortization	(8,788)	(11,350)

	$22,197	$7,858

        Amortization expense amounted to $5,686, $2,971 and $2,715 for the years ended December 31, 2009, 2008 and 2007, respectively.

4. Loans Receivable—Stockholders

        In November 2005, the Company loaned $54,955 to SLG 1515 and $45,045 to SITQ 1515. Interest on the loans was due annually in arrears on May 10 of each year at the rate of 6%. The loans were scheduled to mature in November 2015.

        In December 2006, SLG 1515 and SITQ 1515 made principal repayments of $10,991 and $9,009, respectively. On December 22, 2009, in connection with the refinancing, the receivable from SLG 1515 and SITQ 1515 was repaid. Interest income recorded on the loans for the years ended December 31, 2009, 2008 and 2007 was $4,680, $4,800 and $4,960, respectively.

5. Mortgage Note Payable

        In June 2004, the Company refinanced the Property with a $425,000 first mortgage. The interest-only mortgage bore interest at 90 basis points over the 30-day LIBOR.

        On November 9, 2005, the Company modified the then existing mortgage, increasing the principal to $625,000. The mortgage continued to bear interest at LIBOR plus 90 basis points (effective all-in weighted-average interest rate was 1.23% and 3.61% for the period ended December 22, 2009 and year ended December 31, 2008, respectively). The term of the loan was two years, during which time interest only was payable monthly. The Company had three one-year renewal options at the same interest rate. The Company exercised the three renewal options. This loan was repaid on December 22, 2009.

        On December 22, 2009, the Company refinanced the Property with a $475,000 mortgage. The mortgage bears interest at a rate of 3.50% until March 22, 2010 when the rate becomes the greater of LIBOR plus 250 basis points or 3.50%. The term of the mortgage is five years, during which time interest and principal, amortizable over a period of 25 years, is payable monthly.

6. Fair Value of Financial Instruments

        Management has made the following disclosures of estimated fair value at December 31, 2009 based on Level 2 inputs.

        Cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and security deposits approximate fair value due to the short-term maturities of these items.

        The fair value of the Company's mortgage note payable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The estimated aggregate fair value of the Company's mortgage note payable was approximately $499,400 at December 31, 2009.

6. Fair Value of Financial Instruments (Continued)

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

7. Rental Income

        The Company is the lessor to tenants under operating leases with expiration dates ranging from 2010 to 2024. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain operating costs and real estate taxes above their base year costs. Future minimum rents to be received over the next five years and thereafter for noncancelable operating leases in effect at December 31, 2009 are as follows:

2010	$68,683
2011	72,992
2012	73,376
2013	72,922
2014	70,110
Thereafter	79,204

$437,287

8. Related Party Transactions

        Pursuant to the Property Management and Leasing Agreement, SL Green Management Corp., an affiliate of SLG 1515, is responsible for the (a) management and leasing (itself or through a wholly owned subsidiary) of the Property and (b) day-to-day corporate management of the Company and its subsidiaries. SL Green Management Corp. is entitled to a management fee equal to 2.0% of the gross receipts from the Property. SL Green Management Corp. is also entitled to certain leasing fees and construction fees as set forth in the Property Management and Leasing Agreement. SL Green Leasing LLC, a wholly owned subsidiary of SL Green Management Corp., is the leasing agent for the Property.

        For the years ended December 31, 2009, 2008 and 2007, SL Green Management Corp. earned $5,510, $286 and $95 in leasing commissions, $1,627, $1,888 and $1,874 in management fees, and $1,961, $52 and $58 in construction supervisory fees, respectively.

        The Company has entered into two Asset Management Agreements (collectively, the "Asset Management Agreements") with an affiliate of SITQ 1515, SITQ Inc. ("SITQ Asset Manager") and with an affiliate of SLG 1515, SL Green Management LLC ("SLG Asset Manager").

        Pursuant to the Asset Management Agreements, the SITQ Asset Manager and SLG Asset Manager are obligated to advise the Company on various strategic aspects with respect to the Property. As compensation for these arrangements, the SITQ Asset Manager will be paid $100 per annum and the SLG Asset Manager will be paid $4,780 on an equal monthly basis over the period from May 15, 2002 until May 14, 2007. The final installment payment of $956 was accrued at December 31, 2007 and paid in 2008.

        There are business relationships with related parties, which involved repairs, maintenance and security expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $1,967, $2,042 and $1,909 for the years ended December 31, 2009, 2008 and 2007, respectively.

        Amounts due to related parties were $5,984, $539 and $1,410 at December 31, 2009, 2008 and 2007, respectively.

9. Financial Instruments: Derivatives and Hedging

        The Company entered into an interest rate hedge on November 9, 2005 to ensure that borrowing costs did not become prohibitive, should LIBOR have increased before the debt matured in 2010. LIBOR was the floating rate index on the Company's $625,000 mortgage note. Should the LIBOR index have increased above 5% for the mortgage loan, a financial institution would have paid the venture the interest cost above 5%. By hedging this risk, the Company's interest cost on $625,000 became fixed when LIBOR was 5% or more. This interest rate cap was terminated on December 22, 2009 in connection with the refinancing.

        In accordance with the new mortgage agreement, the Company has also entered into an interest rate hedge to ensure that borrowing costs do not become prohibitive, should LIBOR increase before the debt matures in 2014. LIBOR is the floating rate index on the Company's $475,000 mortgage note. Should the LIBOR index increase above 6% for the mortgage loan, a financial institution will pay the venture the interest cost above 6%. By hedging this risk, the Company's interest cost on $475,000 becomes fixed when LIBOR is 6% or more. The hedging instrument, called "interest rate cap", was an asset with a fair value of $5 as of December 31, 2009. The $294 change in value of this hedging instrument was recorded in accumulated other comprehensive loss.

10. Equity (Deficit)

        On December 10, 2002, the Company issued 125 shares of Series A Preferred Stock, par value $1. This cumulative nonvoting preferred stock is callable by the Company with a premium based on the period of time the stock has been outstanding. The call premium was 15% through December 31, 2007. The premium will be reduced each year thereafter by 2.5% per year, such that there will be no premium after January 1, 2011. Dividends, at 15% of par value per annum, are payable on June 30 and December 31 of each year. The Company received proceeds of $100, net of issuance costs, from the sale of the Series A Preferred Stock.

        On December 22, 2009, in connection with the refinancing, SLG 1515, 1515 Promote LLC, and SITQ 1515 made capital contributions in the amount of $46,054, $84 and $37,749, respectively, to the Company.

11. Subsequent Events

        The Company has evaluated subsequent events through the date in which these consolidated financial statements were available for issuance on February 16, 2010.

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

        Subsequent to the issuance of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we determined that our consolidated statement of cash flows for the period ended March 31, 2009 included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 should be restated. The restatement, which was made in the Quarterly Report on Form 10-Q/A, filed on May 11, 2009, was a result of a material weakness in internal control over financial reporting as the control over the proper classification of the gain on early extinguishment of debt as to whether it was an operating or financing activity did not operate effectively. As of December 31, 2009 we have remediated this weakness through additional review procedures.

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reports.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of the Company and our report dated February 16, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2010 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2010 (the "2010 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE AND DIRECTOR COMPENSATION

        The information required by Item 11 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth under in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2010 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)    Consolidated Financial Statements

SL GREEN REALTY CORP.

        The consolidated financial statements of Rock-Green, Inc. and 1515 Broadway Realty Corp. are being provided to comply with applicable rules and Regulations of the Securities and Exchange Commission.

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
3.6
Amendment No. 1 to the Second Amended and Restated Bylaws of SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated March 13, 2009, filed with the Commission on March 13, 2009.
3.7
Amendment No. 2 to the Second Amended and Restated Bylaws of SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated September 16, 2009, filed with the Commission on September 16, 2009.

3.8	Articles Supplementary Establishing the Rights and Preferences of the Series B Junior Participating Preferred Stock and Increasing the Authorized Amount of such Stock, incorporated by reference to the Company's Form 8-K dated September 16, 2009, filed with the Commission on September 16, 2009.
3.9
Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K dated September 16, 2009, filed with the Commission on September 16, 2009.
3.10
Articles Supplementary Establishing the Rights and Preferences of the 7.625% Series C Cumulative Redeemable Preferred Stock and Increasing the Authorized Amount of such Stock, incorporated by reference to the Company's Form 8-K dated January 20, 2010, filed with the Commission on January 20, 2010.
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
10.46
Securities Transfer Agreement dated as of April 24, 2009, by and among Gramercy Capital Corp., GKK Capital LP, SL Green Operating Partnership, L.P., GKK Manager Member Corp. and, with respect to certain sections, SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated April 30, 2009, filed with the Commission on April 30, 2009.
10.47
Underwriting Agreement dated May 12, 2009 by and among the Company, SL Green Operating Partnership, L.P., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters, incorporated by reference to the Company's Form 8-K dated May 18, 2009, filed with the Commission on May 18, 2009.
10.48
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2009, by and among SL Green Operating Partnership, L.P., as Borrower, SL Green Realty Corp., as Parent, Wachovia Bank, National Association, as Agent and each of the financial institutions signatory thereto, incorporated by referenced to the Company's Form 8-K dated August 11, 2009, filed with the Commission on September 11, 2009.
10.49
First Amendment to the SL Green Realty Corp. Amended and Restated 2005 Stock Option and Incentive Plan, dated as of December 9, 2009, by SL Green Realty Corp., incorporated by reference to the Company's Form 8-K dated December 9, 2009, filed with the Commission on December 15, 2009.
10.50
Amended and Restated Employment Agreement dated December 18, 2009, between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K dated December 18, 2009, filed with the Commission on December 24, 2009
10.51
Deferred Compensation Agreement dated December 18, 2009, between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K dated December 18, 2009, filed with the Commission on December 24, 2009.
10.52
Deferred Compensation Agreement dated December 18, 2009, between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K dated December 18, 2009, filed with the Commission on December 24, 2009.
10.53
Eighth Amendment to First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K dated January 20, 2010, filed with the Commission on January 20, 2010.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
Dated: February 16, 2010	By:	/s/ GREGORY F. HUGHES Gregory F. Hughes Chief Financial Officer and Chief Operating Officer

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Marc Holliday and Gregory F. Hughes, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	February 16, 2010
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2010
/s/ GREGORY F. HUGHES Gregory F. Hughes	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 16, 2010
/s/ JOHN H. ALSCHULER, JR. John H. Alschuler, Jr.	Director	February 16, 2010
/s/ EDWIN THOMAS BURTON, III Edwin Thomas Burton, III	Director	February 16, 2010
/s/ JOHN S. LEVY John S. Levy	Director	February 16, 2010