Form 10-Q
period 2010-03-31
SL GREEN REALTY CORP
filed 2010-05-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 77,963,290 as of April 30, 2010.

SL GREEN REALTY CORP.

PART I.                            FINANCIAL INFORMATION

ITEM 1.          Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,411,560	$1,379,052
Building and improvements	5,682,183	5,585,584
Building leasehold and improvements	1,281,151	1,280,256
Property under capital lease	12,208	12,208
	8,387,102	8,257,100
Less: accumulated depreciation	(790,171)	(738,422)
	7,596,931	7,518,678
Assets held for sale	992	992
Cash and cash equivalents	167,654	343,715
Restricted cash	170,318	94,495
Investment in marketable securities	78,048	58,785
Tenant and other receivables, net of allowance of $17,549 and $14,271 in 2010 and 2009, respectively	22,980	22,483
Related party receivables	3,218	8,570
Deferred rents receivable, net of allowance of $25,481 and $24,347 in 2010 and 2009, respectively	176,601	166,981
Structured finance investments, net of discount of $86,439 and $46,802 and allowance of $99,844 and $93,844 in 2010 and 2009, respectively	786,138	784,620
Investments in unconsolidated joint ventures	1,053,754	1,058,369
Deferred costs, net	151,856	139,257
Other assets	305,750	290,632
Total assets	$10,514,240	$10,487,577

Liabilities
Mortgage notes payable	$2,723,146	$2,595,552
Revolving credit facility	900,000	1,374,076
Senior unsecured notes	1,053,255	823,060
Accrued interest payable and other liabilities	23,002	34,734
Accounts payable and accrued expenses	137,278	125,982
Deferred revenue/gains	344,772	349,669
Capitalized lease obligation	16,930	16,883
Deferred land leases payable	18,076	18,013
Dividend and distributions payable	14,248	12,006
Security deposits	39,903	39,855
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,370,610	5,489,830

Commitments and contingencies	—	—
Noncontrolling interest in operating partnership	80,642	84,618

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 and 6,300 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	274,149	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 81,284 and 80,875 issued and outstanding at March 31, 2010 and December 31, 2009, respectively (including 3,360 shares at both March 31, 2010 and December 31, 2009, held in Treasury, respectively)	813	809
Additional paid-in-capital	3,542,197	3,525,901
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(21,902)	(33,538)
Retained earnings	949,083	949,669
Total SL Green stockholders’ equity	4,537,956	4,388,438
Noncontrolling interests in other partnerships	525,032	524,691
Total equity	5,062,988	4,913,129
Total liabilities and equity	$10,514,240	$10,487,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues
Rental revenue, net	$198,586	$195,629
Escalation and reimbursement	31,468	33,629
Preferred equity and investment income	20,379	16,898
Other income	8,200	16,281
Total revenues	258,633	262,437
Expenses
Operating expenses (including approximately $3,104 (2010) and $3,432 (2009) paid to affiliates)	58,766	55,092
Real estate taxes	38,387	36,750
Ground rent	7,821	8,046
Interest expense, net of interest income	57,479	59,997
Amortization of deferred financing costs	2,516	1,436
Depreciation and amortization	57,052	54,465
Loan loss and other investment reserves	6,000	62,000
Marketing, general and administrative	19,456	17,922
Total expenses	247,477	295,708
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests, and discontinued operations	11,156	(33,271)
Equity in net income from unconsolidated joint ventures	15,376	13,073
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	—	9,541
Loss on equity investment in marketable securities	(285)	(807)
Gain(loss) on early extinguishment of debt	(113)	47,712
Income from continuing operations	26,134	36,248
Net income (loss) from discontinued operations	—	(286)
Gain on sale of discontinued operations	—	6,572
Net income	26,134	42,534
Net income attributable to noncontrolling interests in the operating partnership	(291)	(1,320)
Net income attributable to noncontrolling interests in other partnerships	(3,648)	(3,477)
Net income attributable to SL Green	22,195	37,737
Preferred stock dividends	(7,116)	(4,969)
Net income attributable to SL Green common stockholders	$15,079	$32,768

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$15,079	$26,518
Discontinued operations	—	(63)
Gain on sale of discontinued operations	—	6,313
Net income	$15,079	$32,768

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.19	$0.31
Net income from discontinued operations, net of noncontrolling interest	—	(0.01)
Gain on sale of discontinued operations, net of noncontrolling interest	—	0.11
Gain on sale of unconsolidated joint ventures/ real estate	—	0.16
Net income attributable to SL Green common stockholders	$0.19	$0.57

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.19	$0.31
Net income from discontinued operations	—	(0.01)
Gain on sale of discontinued operations	—	0.11
Gain on sale of unconsolidated joint ventures/ real estate	—	0.16
Net income attributable to SL Green common stockholders	$0.19	$0.57

Dividends per share	$0.10	$0.375
Basic weighted average common shares outstanding	77,823	57,178
Diluted weighted average common shares and common share equivalents outstanding	79,760	59,555

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2009	$151,981	$96,321	77,515	$809	$3,525,901	$(302,705)	$(33,538)	$949,669	$524,691	$4,913,129
Comprehensive Income:
Net income								22,195	3,648	25,843	$25,843
Net unrealized loss on derivative instruments							(4,629)			(4,629)	(4,629)
SL Green’s share of joint venture net unrealized loss on derivative instruments							(1,397)			(1,397)	(1,397)
Unrealized gain on marketable securities							17,662			17,662	17,662
Preferred dividends								(7,116)		(7,116)
Redemption of units and DRIP proceeds			266	3	12,033					12,036
Reallocation of noncontrolling interest in the operating partnership								(7,533)		(7,533)
Deferred compensation plan & stock award, net			102	1	316					317
Amortization of deferred compensation plan					3,028					3,028
Net proceeds from preferred stock offering	122,168									122,168
Proceeds from stock options exercised			41	—	919					919
Cash distributions to noncontrolling interests									(3,307)	(3,307)
Cash distribution declared ($0.10 per common share of which none represented a return of capital for federal income tax purposes)								(8,132)		(8,132)

Balance at March 31, 2010	$274,149	$96,321	77,924	$813	$3,542,197	$(302,705)	$(21,902)	$949,083	$525,032	$5,062,988	$37,479

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months
	Ended March 31,
	2010	2009
Operating Activities
Net income	$26,134	$42,534
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,568	56,917
(Gain) loss on sale of discontinued operations	—	(6,572)
Equity in net income from unconsolidated joint ventures	(15,376)	(13,073)
Equity in net gain on sale of unconsolidated joint ventures	—	(9,541)
Distributions of cumulative earnings from unconsolidated joint ventures	10,328	9,249
Loan loss and other investment reserves	6,000	62,000
Loss on equity investment in marketable securities	285	807
(Gain) loss on early extinguishment of debt	113	(47,712)
Deferred rents receivable	(10,754)	(7,089)
Other non-cash adjustments	(10,228)	(2,586)
Changes in operating assets and liabilities:
Restricted cash — operations	(10,082)	8,016
Tenant and other receivables	413	320
Related party receivables	5,352	(6,443)
Deferred lease costs	(7,934)	(4,677)
Other assets	(1,134)	(23,232)
Accounts payable, accrued expenses and other liabilities	12,293	(2,183)
Deferred revenue and land leases payable	1,704	(1,286)
Net cash provided by operating activities	66,682	55,449
Investing Activities
Acquisitions of real estate property	—	—
Additions to land, buildings and improvements	(13,857)	(17,570)
Escrowed cash — capital improvements/acquisition deposits	(12,006)	537
Investments in unconsolidated joint ventures	(1,084)	(8,310)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	8,155	6,482
Net proceeds from disposition of real estate/ partial interest in property	—	17,154
Other investments	(1,131)	(1,935)
Structured finance and other investments net of repayments/participations	(40,320)	406
Net cash used in investing activities	(60,243)	(3,236)
Financing Activities
Proceeds from mortgage notes payable	—	1,112
Repayments of mortgage notes payable	(12,079)	(6,878)
Proceeds from revolving credit facility and senior unsecured notes	250,000	—
Repayments of revolving credit facility and senior unsecured notes	(495,465)	(305,392)
Proceeds from stock options exercised and DRIP issuance	12,164	—
Net proceeds from sale of preferred stock	122,168	—
Distributions to noncontrolling interests in other partnerships	(3,307)	(5,315)
Contributions from noncontrolling interests in other partnerships	—	—
Redemption of noncontrolling interest in operating partnership	(11,096)	—
Distributions to noncontrolling interests in operating partnership	(141)	(876)
Dividends paid on common and preferred stock	(12,835)	(26,441)
Deferred loan costs and capitalized lease obligation	(31,909)	(1,658)
Net cash used in financing activities	(182,500)	(345,448)
Net decrease in cash and cash equivalents	(176,061)	(293,235)
Cash and cash equivalents at beginning of period	343,715	726,889
Cash and cash equivalents at end of period	$167,654	$433,654

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of March 31, 2010, minority investors held, in the aggregate, a 1.8% limited partnership interest in the operating partnership.  We refer to this as the noncontrolling interests in the operating partnership.  See Note 13.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of our operating partnership.

We completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

As of March 31, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,829,700	90.9%
	Unconsolidated properties	8	9,429,000	93.4%

Suburban	Consolidated properties	25	3,863,000	83.5%
	Unconsolidated properties	6	2,941,700	94.2%
		61	31,063,400	91.0%

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

Partnership Agreement

In accordance with the partnership agreement of the operating partnership, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the operating partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the operating partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of our common stock on a one-for-one basis.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2010 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us.  Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as structured finance investments.  See Note 5 and Note 6.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

A non-controlling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Non-controlling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and non-controlling interests.

We assess the accounting treatment for each joint venture and structured finance investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE’s we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIEs for which we are the primary beneficiary.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  We do not believe that the value of any of our consolidated or unconsolidated rental properties were impaired at March 31, 2010 and December 31, 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

We recognized an increase of approximately $6.5 million and $5.4 million in rental revenue for the three months ended March 31, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $0.3 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	March 31, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$254,091	$236,594
Accumulated amortization	(106,300)	(98,090)
Net	$147,791	$138,504

Identified intangible liabilities (included in deferred revenue):
Gross amount	$488,795	$480,770
Accumulated amortization	(178,636)	(164,073)
Net	$310,159	$316,697

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings. We recorded a net unrealized gain of approximately $17.7 million in accumulated other comprehensive loss during the three months ended March 31, 2010.

At March 31, 2010, we held the following marketable securities (in thousands):

Level 1 — Equity marketable securities	$18,014
Level 2 — Bonds	60,034
Total marketable securities available-for-sale	$78,048

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Fair Value Measurements

The methodologies used for valuing such instruments have been categorized into three broad levels as follows:

Level 1 — Quoted prices in active markets for identical instruments.

Level 2 — Valuations based principally on other observable market parameters, including

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

Level 3 — Valuations based significantly on unobservable inputs.

•                  Level 3A - Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                  Level 3B - Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3B data,  considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by loan.  When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded approximately $6.0 million and $9.0 million in loan loss reserves during the three months ended March 31, 2010 and 2009, respectively, on investments being held to maturity and none and $53.0 million on investments held for sale, respectively.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3B data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale.  In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately none and $2.5 million in Federal, state and local tax expense during the three months ended March 31, 2010 and 2009, respectively.  We made estimated tax payments of $0.3 million and $0.5 million during the three months ended March 31, 2010 and 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2010 and 2009.

	2010	2009
Dividend yield	2.00%	5.79%
Expected life of option	6.2 years	5 years
Risk-free interest rate	3.10%	1.55%
Expected stock price volatility	49.00%	55.07%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.2% of our annualized rent, no other tenant in our portfolio accounts for more than 5.8% of our annualized rent, including our share of joint venture annualized rent at March 31, 2010.  Approximately 7%, 6%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1221 Avenue of the Americas, 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended March 31, 2010.  Two borrowers accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended March 31, 2010.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Accounting Standards Updates

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance.  While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

3.  Property Acquisitions

In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property.  Our initial investment totaled $40.9 million which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy in the summer of 2007. As part of a consensual arrangement reached with the then-current owners in August 2009, SL Green, on behalf of the mezzanine lender, obtained management and leasing control of the property.  At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing.  The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR.  The mortgage matures in January 2013 and has a one-year extension option.  Gramercy declined to fund its share of this capital and instead entered into a transaction whereby it transferred its interests in the investment to us at closing, subject to certain future contingent payments to Gramercy.

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the completion of the foreclosure of 100 Church Street (in thousands):

Land	$32,494
Building	88,010
Acquired above-market leases	118
Acquired in-place leases	17,380
Restricted cash	53,735
Assets acquired	191,737

Mortgage note payable	139,672
Acquired below-market leases	8,025
Other liabilities, net of other assets	2,878
Liabilities assumed	150,575
Net assets	$41,162

4.  Property Dispositions and Assets Held for Sale

At March 31, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 55 Corporate Drive, NJ which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6) and 399 Knollwood Road, Westchester, which was sold in August 2009.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the three months ended March 31, 2009 (in thousands).  No assets were considered as held for sale during the three months ended March 31, 2010.

Three Months Ended
March 31,
2009
Revenues
Rental revenue	$1,422
Escalation and reimbursement revenues	122
Other income	4,886
Total revenues	6,430
Operating expense	411
Real estate taxes	199
Interest expense, net of interest income	598
Marketing, general and administrative	5,175
Depreciation and amortization	333
Total expenses	6,716
Income (loss) from discontinued operations	(286)
Gain on sale of discontinued operations	6,572
Income from discontinued operations	$6,286

5.  Structured Finance Investments

During the three months ended March 31, 2010 and 2009, our structured finance and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $84.7 million and $7.1 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  There were approximately $83.2 million and $63.6 million in repayments, participations, sales, foreclosures and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

As of March 31, 2010 and December 31, 2009, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.6% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	60,000	235,000	58,593	58,760	February 2016
Mezzanine Loan(1)	25,000	200,000	25,000	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	39,313	39,125	October 2016
Mezzanine Loan(1) (3) (9) (10) (11)	75,000	4,424,304	70,092	70,092	December 2016
Other Loan(1) (5) (9) (11)	5,000	—	5,350	5,350	May 2011
Whole Loan(2)(3)	9,815	—	9,500	9,636	December 2010
Mezzanine Loan(1) (2) (4) (9)	25,000	376,889	27,422	26,605	January 2013
Mezzanine Loan(1)	16,000	90,000	15,697	15,697	August 2017
Mezzanine Loan(3) (13)	—	—	—	40,938	—
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1) (6)(9) (11)	14,189	—	10,167	9,938	April 2008
Mezzanine Loan(1) (11) (12)	67,000	1,139,000	84,636	84,636	March 2017
Mezzanine Loan(9) (14)	23,145	—	—	35,908	July 2010
Mezzanine Loan(3) (9) (11)	22,644	7,099,849	—	—	—
Junior Participation(1) (9)	11,000	53,000	11,000	11,000	November 2011
Junior Participation(7) (9)	12,000	61,250	10,875	10,875	June 2012
Junior Participation(9) (11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation (8)	50,000	2,274,096	47,676	47,691	April 2011
Mortgage/ Mezzanine Loan(16)	146,164	325,000	146,164	104,431	July 2010
Whole Loan(1) (3)	9,375	—	9,907	9,902	February 2015
Junior Participation	35,041	200,000	35,041	30,548	January 2012
First Mortgage/Mezzanine loan(15)	185,160	—	185,160	167,717	March 2010
Whole loan(1)	10,859	—	10,859	—	November 2013
Junior Participation	8,058	70,800	8,058	—	October 2010
Loan loss reserve(9)	—	—	(101,866)	(101,866)	—
	$859,898	$16,777,386	$719,010	$712,349

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.
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
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. This includes a $69.1 million mark-to-market adjustment against our held for sale investment during the year ended December 31, 2009.

(10)	This investment was classified as held for sale at March 31, 2010 and December 31, 2009.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.
(13)

This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement in August 2009. We foreclosed on this property in January 2010.

(14)	We acquired Gramercy’s interest in this investment in July 2009 for approximately $16.0 million.
(15)	The balance on the first mortgage was $171.0 million at March 31, 2010. We have a commitment to fund up to an additional $73.4 million as of March 31, 2010.
(16)	Gramercy holds a pari passu interest in the mezzanine loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Preferred Equity Investments

As of March 31, 2010 and December 31, 2009, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 8.9% (in thousands):

Type	Gross Investment	Senior Financing	2010 Amount Outstanding	2009 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1) (3)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity(1) (2) (3) (6) (7)	51,000	210,216	42,648	41,791	February 2014
Preferred equity(3) (5)	34,120	88,000	31,178	31,178	March 2010
Preferred equity(4)	44,733	990,635	46,372	46,372	August 2012
Loan loss reserve(3)	—	—	(67,078)	(61,078)	—
	$144,853	$3,638,851	$68,120	$73,263

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset.
(3)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

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

The following table is a rollforward of our total loan loss reserves at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009
Balance at beginning of year	$93,844	$98,916
Expensed	6,000	145,855
Charge-offs	—	(150,927)
Balance at end of period	$99,844	$93,844

At March 31, 2010 and December 31, 2009, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The Rockefeller Group International Inc., or RGII, The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, and Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

The table below provides general information on each joint venture as of March 31, 2010 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price (1)

1221 Avenue of the Americas(2)	RGII	45.00%	45.00%	2,550	12/03	$1,000,000
1515 Broadway(3)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(4)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(5)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(6)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(7)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(8)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(9)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We acquired our interest from The McGraw-Hill Companies, or MHC. MHC is a tenant at the property and accounted for approximately 15.4% of the property’s annualized rent at March 31, 2010. We do not manage this joint venture.

(3)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 81.8% of this joint venture’s annualized rent at March 31, 2010.

(4)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(5)	We have the ability to syndicate our interest down to 14.79%.
(6)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(7)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(8)	We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.
(9)	The property is subject to a 13-year triple-net lease arrangement with a single tenant.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate(1)	2010	2009

1221 Avenue of the Americas(2)	12/2010	2.73%	$170,000	$170,000
1515 Broadway(3)	12/2014	3.50%	$472,014	$475,000
100 Park Avenue(4)	09/2014	6.64%	$200,000	$200,000
379 West Broadway	07/2011	1.88%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.23%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway(5)	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.39%	$87,034	$85,478
388 and 390 Greenwich Street(6)	12/2017	5.08%	$1,138,379	$1,138,379
16 Court Street	10/2013	2.30%	$87,293	$88,573
27-29 West 34th Street(7)	05/2011	1.88%	$54,700	$54,800
1551-1555 Broadway(8)	10/2011	4.25%	$132,350	$133,600
717 Fifth Avenue(9)	09/2011	5.25%	$245,000	$245,000

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2009.
(2)	This loan has an interest rate based on the 30-day LIBOR plus 75 basis points. $65.0 million of this loan has been hedged through December 2010. The hedge fixed the LIBOR rate at 4.8%.
(3)

In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made an aggregate $163.9 million capital contribution to the joint venture.

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
(6)

Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will be required to perform under this guarantee.

(7)	This construction facility had a committed amount of $55.0 million. This loan was fully funded in September 2009.
(8)	This construction loan had a committed amount of $138.6 million. This loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.
(9)	This loan has a committed amount of $285.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 1221 Avenue of the Americas, 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.5 million and $9.8 million from these services for the three months ended March 31, 2010, and 2009, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At March 31, 2010, we held 6,219,370 shares, or approximately 12.47% of Gramercy’s common stock.  Our total investment of approximately $17.4 million is based on the market value of our common stock investment in Gramercy at March 31, 2010.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

Prior to Gramercy’s internalization of GKK Manager LLC, or the Manager (our former wholly-owned subsidiary which was the external manger to Gramercy), which we refer to as the GKK Internalization, we were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  This arrangement was terminated when the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partnership interests were waived since July 1, 2008.

In connection with Gramercy’s initial public offering, the Manager entered into a management agreement with Gramercy, which provided for an initial term through December 2007, and which was subsequently extended through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  In addition, Gramercy also paid the Manager a collateral management fee. For the three months ended March 31, 2010 and 2009, we received an aggregate of none and approximately $4.9 million, respectively, in fees under the management agreement and nothing under the collateral management agreement.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the “Second Amended Management Agreement”) with Gramercy and GKK Capital LP.  The Second Amended Management Agreement generally contained the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, but provided that all management, service and similar fees relating to Gramercy’s CDOs that the Manager was entitled to receive were to be remitted by the Manager to Gramercy for any period subsequent to July 1, 2008.  The Second Amended Management Agreement was terminated in connection with the GKK Internalization.

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

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three months ended March 31, 2010 and 2009, the Manager received an aggregate of none and approximately $0.8 million, respectively, under the outsourcing and asset servicing agreements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the “Services Agreement”) pursuant to which we provided consulting and other services to Gramercy.  We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009.  In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month.  We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009.  The Services Agreement was terminated in connection with the GKK Internalization.  Since October 27, 2008, an affiliate of ours has served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of the Manager.

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

An affiliate of ours held an investment in Gramercy’s preferred stock with a market value of approximately $0.7 million at March 31, 2010.

On October 27, 2009, Marc Holliday, our Chief Executive Officer, Andrew Mathias, our President and Chief Investment Officer and Gregory F. Hughes, our Chief Financial Officer and Chief Operating Officer resigned as Chief Executive Officer, Chief Investment Officer and Chief Credit Officer, respectively, of Gramercy.  Mr. Holliday also resigned as President of Gramercy effective as of October 28, 2009.  Mr. Holliday and Mr. Mathias agreed to remain as consultants to Gramercy through the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with us.  This agreement was terminated in connection with the GKK Internalization.

On October 28, 2009, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately.  Effective as of November 13, 2009, Timothy J. O’Connor was appointed as President of Gramercy.  Mr. Holliday remains a board member of Gramercy.

In 2009, we, as well as an affiliate of ours, entered into consulting agreements with Gramercy whereby Gramercy provides services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments.  We pay 10 basis points and our affiliate pays 25 basis points of the principal amount of all trades executed.  Neither we nor our affiliate paid any fees for such services during the three months ended March 31, 2010.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

The condensed combined balance sheets for the unconsolidated joint ventures, at March 31, 2010 and December 31, 2009, are as follows (in thousands):

	2010	2009
Assets
Commercial real estate property, net	$6,075,483	$6,095,668
Other assets	666,138	665,065
Total assets	$6,741,621	$6,760,733

Liabilities and members’ equity
Mortgages payable	$4,173,320	$4,177,382
Other liabilities	267,916	276,805
Members’ equity	2,300,385	2,306,546
Total liabilities and members’ equity	$6,741,621	$6,760,733
Company’s net investment in unconsolidated joint ventures	$1,053,754	$1,058,369

The condensed combined statements of operations for the unconsolidated joint ventures, from acquisition date through March 31, 2010 and 2009 are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Total revenues	$174,140	$332,906
Operating expenses	30,167	131,647
Real estate taxes	22,306	35,326
Interest	53,957	119,056
Depreciation and amortization	37,747	67,119
Other income/ expenses	—	(19,975)
Total expenses	144,177	333,173
Net income (loss) before gain on sale	$29,963	$(267)
Company’s equity in net income of unconsolidated joint ventures	$15,376	$13,073

7.  Deferred Costs

Deferred costs at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Deferred financing	$79,291	$68,181
Deferred leasing	170,973	163,372
	250,264	231,553
Less accumulated amortization	(98,408)	(92,296)
Deferred costs, net	$151,856	$139,257

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

8.  Mortgage Notes Payable

The first mortgage notes payable collateralized by the respective properties and assignment of leases at March 31, 2010 and December 31, 2009, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate (2)	2010	2009
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1) (8)	09/2016	7.52%	150,332	150,561
673 First Avenue(1)	02/2013	5.67%	31,399	31,608
220 East 42nd Street(1)	11/2013	5.24%	197,826	198,871
625 Madison Avenue(1) (9)	11/2015	7.22%	134,408	135,117
609 Fifth Avenue(1)	10/2013	5.85%	97,578	97,952
609 Partners, LLC(1) (10)	07/2014	5.00%	37,421	41,391
485 Lexington Avenue(1)	02/2017	5.61%	450,000	450,000
120 West 45th Street(1)	02/2017	6.12%	170,000	170,000
919 Third Avenue(1)(3)	08/2011	6.87%	223,343	224,104
300 Main Street(1)	02/2017	5.75%	11,500	11,500
500 West Putnam(1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue(1)(4)	06/2017	5.70%	25,000	25,000
One Madison Avenue(1) (5)	05/2020	5.91%	648,892	651,917
Total fixed rate debt			2,322,699	2,333,021
180/182 Broadway(1) (6)	02/2011	2.48%	22,534	22,534
100 Church Street (1)	01/2013	5.00%	139,672	—
Landmark Square(1)(7)	02/2011	2.08%	115,119	116,517
28 West 44th Street(1)	08/2013	2.25%	123,122	123,480
Total floating rate debt			400,447	262,531
Total mortgage notes payable			$2,723,146	$2,595,552

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended March 31, 2010.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. This loan was refinanced in June 2007.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	We own a 50% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(7)	This loan has two one-year as-of-right renewal options.
(8)

The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(9)	In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.
(10)	This loan was paid down by $22.5 million in August 2009 and $4.0 million in March 2010.

At March 31, 2010 and December 31, 2009 the gross book value of the properties collateralizing the mortgage notes was approximately $4.6 billion and $4.5 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest expense	$57,847	$61,572
Interest income	(368)	(1,575)
Interest expense, net	$57,479	$59,997
Interest capitalized	$—	$—

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

9.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $0.9 billion and carried a spread over LIBOR of 90 basis points at March 31, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at March 31, 2010 by the issuance of approximately $26.2 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.3% for the three months ended March 31, 2010.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  Such repurchases reduce our availablility under the 2007 unsecured revolving credit facility.  In August 2009, a subsidiary of ours repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)	$123,607	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,737	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)	94,084	4.00%	20	June 15, 2025
March 26, 2007(3)	160,827	3.00%	20	March 30, 2027
	$1,053,255

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the three months ended March 31, 2010, we repurchased approximately $21.4 million of these bonds and realized a net loss on early extinguishment of debt of approximately $0.1 million. On the date of the Merger $13.1 million was recorded in equity. As of March 31, 2010, approximately $0.5 million remained unamortized.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. On the issuance date, $66.6 million was recorded in equity. As of March 31, 2010, approximately $7.8 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2010, we commenced a cash tender offer, or Tender Offer, to purchase up to $250.0 million aggregate principal amount of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by our operating partnership, and the outstanding 4.000% Exchangeable Senior Debentures due 2025, 5.150% Notes due 2011 and 5.875% Notes due 2014 issued by Reckson. The Tender Offer expired at 12:00 midnight, New York City time, on April 7, 2010.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

In April 2010, we completed the Tender Offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2010 and December 31, 2009, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2010, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$21,424	$—	$—	$—	94,084	115,508	$82,267
2011	29,950	239,190	—	—	123,607	392,747	206,766
2012	33,455	115,119	900,000	—	160,827	1,209,401	61,767
2013	34,078	559,982	—	—	—	594,060	37,236
2014	30,042	—	—	—	150,000	180,042	334,499
Thereafter	170,626	1,489,280	—	100,000	524,737	2,284,643	1,124,699
	$319,575	$2,403,571	$900,000	$100,000	$1,053,255	$4,776,401	$1,847,234

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $3.3 billion, compared to the book value of the related fixed rate debt of approximately $3.5 billion.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs,  of approximately $1.2 billion, compared to the book value of approximately $1.2 billion.  Our structured finance investments had an estimated fair value ranging between $472.7 million and $708.5 million, compared to the book value of approximately $787.1 million at March 31, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.6 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.  We paid Alliance approximately $3.1 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $108,000 and $95,000 for the three months ended March 31, 2010 and 2009, respectively.

Other

Amounts due from related parties at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Due from (to) joint ventures	$(319)	$228
Officers and employees	—	153
Other	3,537	8,189
Related party receivables	$3,218	$8,570

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2010, 77,924,236 shares of common stock and no shares of excess stock were issued and outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. We repurchased approximately $300.0 million, or 3.3 million shares of our common stock at an average price of $90.49 per share.

Perpetual Preferred Stock

In January 2010, we sold 5,400,000 shares of our Series C preferred stock in an underwritten public offering.  Upon completion of this offering, we have 11,700,000 shares of the Series C preferred stock outstanding.  The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%.  We used the net offering proceeds of approximately $122.2 million for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

In December 2003, we sold 6,300,000 shares of our 7.625% Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share.  Net proceeds from this offering (approximately $152.0 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series C preferred stockholders receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  Beginning December 12, 2009, we have been entitled to redeem the Series C preferred stock at par for cash at our option.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

In 2004, we sold 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share.  Net proceeds from these offerings (approximately $96.3 million) were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities.  The Series D preferred stockholders receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  Beginning May 27, 2009, we have been entitled to redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.

Rights Plan

In February 2000, our board of directors authorized a distribution of one preferred share purchase right, or Right, for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000.  Each Right entitled the registered holder to purchase from us one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share, or Preferred Shares, at a price of $60.00 per one one-hundredth of a Preferred Share, or Purchase Price, subject to adjustment as provided in the rights agreement.  The Rights expired on March 5, 2010, and the rights plan was terminated.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective in March 2009.  We registered 2,000,000 shares of our common stock under the DRIP.  The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2010 and 2009, approximately 250,816 and no shares were issued and approximately $11.2 million and none of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in March 2007 and our stockholders in May 2007 at our annual meeting of stockholders.  The 2005 Plan, as amended, authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, up to a maximum of 7,000,000 shares, or the Fungible Pool Limit, may be granted under the 2005 Plan.  Currently, different types of awards count against the Fungible Pool Limit differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting against the Fungible Pool Limit as 3.0 per share (other than those that vest or were granted based on the achievement of certain performance goals, which count as 2.0 per share), (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting against the Fungible Pool Limit as 0.70 per share and (3) all other awards (e.g., ten-year stock options) count against the Fungible Pool Limit as 1.0 per share.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 7,000,000 shares.  The 2005 Plan also contains an annual limitation on the number of shares that may be subject to awards granted during any year, which is based on a percentage of our total outstanding shares of common stock.  If an option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan is previously terminated by the Board, no new awards may be granted under the 2005 Plan after the tenth anniversary of the date that the 2005 Plan was approved by our board of directors. At March 31, 2010, approximately 1.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 2.8 million if all shares available under the 2005 Plan were issued as five-year options.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of March 31, 2010 and December 31, 2009 and changes during the periods then ended are presented below:

	2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,324,221	$56.74	937,706	$61.33
Granted	18,000	$50.24	443,850	$46.08
Exercised	(41,108)	$22.36	(22,000)	$28.17
Lapsed or cancelled	(3,000)	$93.46	(35,335)	$62.75
Balance at end of period	1,298,113	$57.65	1,324,221	$56.74

Options exercisable at end of period	702,245	$66.15	595,851	$62.17
Weighted average fair value of options granted during the period	$380,871		$8,276,500

The weighted average fair value of restricted stock granted during the three months ended March 31, 2010 was approximately $20.2 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 5.3 years and 5.0 years, respectively.

Stock-based Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  A summary of our restricted stock as of March 31, 2010 and charges during the three months then ended are presented below:

Three Months Ended March 31,
Restricted Stock Awards	2010
Balance at beginning of year	2,330,532
Granted	14,722
Cancelled	(2,000)
Balance at end of period	2,343,254
Vested during the period	1,000
Compensation expense recorded	$2,555,927

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  Compensation expense of $23,000 and $29,500 related to this program was recorded during the three months ended March 31, 2010 and 2009, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Ouperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2009 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $0.4 million and $0.6 million of compensation expense during the three months ended March 31, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million.  The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions would have been paid in the form of additional LTIP Units.  Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested.  Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $52,000 and $96,000 of compensation expense during the three months ended March 31, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2009, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our operating partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if our aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, as sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan, the awards granted, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares become available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  The cost of the portion of the 2010 Long Term Compensation Plan granted in December 2009 (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $0.5 million during the three months ended March 31, 2010 related to this program.  If and when additional shares become available under the 2005 Plan, a new grant date for the remaining portion of the 2010 Long Term Compensation Plan will be deemed to occur as of which time we will determine the fair value of that additional portion of the 2010 Long Term Compensation Plan and then begin amortizing it into earnings through the final vesting period, which will be in addition to the amounts being amortized into earnings for the portion granted in December 2009 described above.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

During the three months ended March 31, 2010, 6,463 phantom stock units were earned.  As of March 31, 2010, there were approximately 54,874 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2009 annual meeting of stockholders.  As of March 31, 2010, approximately 39,907 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

Earnings Per Share

Earnings per share for the three months ended March 31, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common stockholders	$15,079	$32,768
Effect of Dilutive Securities:
Redemption of units to common shares	291	1,320
Stock options	—	—
Diluted Earnings:
Income attributable to SL Green common stockholders	$15,370	$34,088

	Three Months Ended March 31,
	2010	2009
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	77,823	57,178
Effect of Dilutive Securities:
Redemption of units to common shares	1,502	2,339
3.0% exchangeable senior debentures	—	—
4.0% exchangeable senior debentures	—	—
Stock-based compensation plans	435	38
Diluted Shares	79,760	59,555

13.  Noncontrolling Interests in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of March 31, 2010 and December 31, 2009, the noncontrolling interest unit holders owned 1.8% (1,408,104 units) and 2.1% (1,684,283 units) of the operating partnership, respectively.  At March 31, 2010, 1,408,104 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

We record the carrying value of the noncontrolling interests in the operating partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the operating partnership below (in thousands):

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Balance at beginning of period	$84,618	$87,330
Distributions	(141)	(1,511)
Issuance of units	—	—
Redemption of units	(11,885)	(28,562)
Net income	291	1,221
Accumulated other comprehensive income allocation	226	2,923
Fair value adjustment	7,533	23,217
Balance at end of period	$80,642	$84,618

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2010 (in thousands):

March 31,	Capital lease	Non-cancellable operating leases

2010	$1,097	$23,474
2011	1,555	28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
Thereafter	45,649	580,600
Total minimum lease payments	52,966	$717,540
Less amount representing interest	(36,036)
Present value of net minimum lease payments	$16,930

15.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2010 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap	$60,000	4.364%	1/2007	5/2010	$(240)
Interest Rate Cap	$128,000	6.000%	2/2010	2/2011	$—
Interest Rate Cap	$139,672	5.000%	1/2010	1/2011	$—

On March 31, 2010, the derivative instruments were reported as an obligation at their fair value of approximately $0.2 million.  This is included in Other Liabilities on the consolidated balance sheet at March 31, 2010.  Offsetting adjustments are represented as deferred gains or losses in Accumulated Other Comprehensive Loss which had a balance of $21.9 million, including the remaining balance on net losses of approximately $14.7 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation and our share of joint venture accumulated other comprehensive loss of approximately $19.9 million.  Currently, all of our derivative instruments are designated as effective hedging instruments.

In March 2010, we terminated a forward swap which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $14.7 million balance noted above.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

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

Selected results of operations for the three months ended March 31, 2010 and 2009, and selected asset information as of March 31, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2010	$238,254	$20,379	$258,633
March 31, 2009	245,539	16,898	262,437

Income from continuing operations:
Three months ended:
March 31, 2010	$14,349	$11,785	$26,134
March 31, 2009	83,951	(47,703)	36,248

Total assets
As of:
March 31, 2010	$9,722,813	$791,427	$10,514,240
December 31, 2009	9,698,430	789,147	10,487,577

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $19.5 million and $17.9 million for the three months ended March 31, 2010 and 2009, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2010

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

Income from continuing operations	$26,134	$36,248
Income/ gains from discontinued operations	—	6,286
Net income	26,134	42,534
Net income attributable to noncontrolling interests	(3,939)	(4,797)
Net income attributable to SL Green	22,195	37,737
Preferred stock dividend	(7,116)	(4,969)
Net income attributable to SL Green common stockholders	$15,079	$32,768

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 is presented below (in thousands):

	Three Months Ended March 31,
	2010	2009
Issuance of common stock as deferred compensation	$317	$373
Derivative instruments at fair value	(15,056)	6,259
Mortgage assigned upon asset sale	—	95,000
Tenant improvements and lease commissions payable	3,486	6,538
Assumption of mortgage loan	139,672	—

19.  Subsequent Events

In April 2010, we closed on a $104.0 million loan secured by our interest in a structured finance investment. The interest only loan bears interest at the rate of 250 basis points above the 30-day LIBOR. The loan matures in April 2012 and has a one-year extension option. The loan is prepayable at any time without penalty.

On May 7, 2010, Green Hill Acquisition LLC (“GHA”), a wholly owned subsidiary of ours, entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which GHA will sell its 45% beneficial interest in the properties known as 1221 Avenue of the Americas located in Manhattan (the “Property”) to a wholly owned subsidiary of the Canada Pension Plan Investment Board, a Canadian Crown corporation (“CPPIB”), for total consideration of $576 million, of which approximately $94 million represents the payment for existing reserves and the assumption of our pro-rata share of in-place financing and which is subject to customary working capital adjustments at closing. Subject to the satisfaction of certain conditions that are to be satisfied prior to the closing, the consummation of the sale is expected to occur during the month of May 2010.

In May 2010, we also reported that we have entered into an agreement to acquire 125 Park Avenue, a Manhattan office tower overlooking New York City’s Grand Central Terminal, for $330 million. In connection with the acquisition, we will assume $146.25 million of in-place financing. The 5.748% interest-only loan matures in October 2014. Subject to the satisfaction of certain conditions that are to be satisfied prior to the closing, the acquisition of the property at 125 Park Avenue is expected to close during the third quarter of 2010.

In April 2010, we entered into an agreement to acquire the 303,515 square foot property located at 600 Lexington Avenue, Manhattan, for $193.0 million. In connection with the acquisition, we will assume $49.85 million of in-place financing. The 5.74% interest-only loan matures in March 2014. In May 2010, we entered into a joint venture arrangement with CPPIB pursuant to which we have sold a 45% joint venture ownership stake at 600 Lexington Avenue to CPPIB.  Subject to the satisfaction of certain conditions that are to be satisfied prior to the closing, the acquisition of the property at 600 Lexington Avenue is expected to close during the month of May 2010.

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

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of our operating partnership.

We completed the sale, or Asset Sale, of certain assets of ROP to an asset purchasing venture led by certain of Reckson’s former executive management, or the Buyer, for a total consideration of approximately $2.0 billion.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009.

As of March 31, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,829,700	90.9%
	Unconsolidated properties	8	9,429,000	93.4%

Suburban	Consolidated properties	25	3,863,000	83.5%
	Unconsolidated properties	6	2,941,700	94.2%
		61	31,063,400	91.0%

(1)The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 374,212 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 1.0 million rentable square feet.

Critical Accounting Policies

Refer to our 2009 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2010.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

The following comparison for the three months ended March 31, 2010, or 2010, to the three months ended March 31, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at March 31, 2010 and total 45 of our 47 consolidated properties, representing approximately 72% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$198.6	$195.6	$3.0	1.5%
Escalation and reimbursement revenue	31.5	33.6	(2.1)	(6.3)
Total	$230.1	$229.2	$0.9	0.4%

Same-Store Properties	$224.3	$223.3	$1.0	0.5%
Acquisitions	4.6	3.0	1.6	53.3
Other	1.2	2.9	(1.7)	(58.6)
Total	$230.1	$229.2	$0.9	0.4%

Occupancy in the Same-Store Properties was 94.9% at March 31, 2009, 93.5% at December 31, 2009 and 93.0% at March 31, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2010 compared to a partial period or not being included in 2009.

During the quarter, we signed or commenced 58 leases in the Manhattan portfolio totaling 536,221 square feet, of which 47 leases and 501,321 square feet represented office leases.  Average starting Manhattan office rents of $45.00 per rentable square foot on the 501,321 square feet of office leases signed or commenced during the first quarter represented a 5.1% decrease over the previously fully escalated rents.  The average lease term was 9.1 years and average tenant concessions were 5.5 months of free rent with a tenant improvement allowance of $28.31 per rentable square foot.

During the quarter, we signed 37 leases in the Suburban portfolio totaling 240,172 square feet, of which 31 leases and 214,931 square feet represented office leases.  Average starting Suburban office rents of $28.57 per rentable square foot for the first quarter represented a 10.9% decrease over the previously fully escalated rents.

At March 31, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 5.0% and 5.3% higher, respectively, than then existing in-place fully escalated rents.  Approximately 7.7% of the space leased at our consolidated properties expires during the remainder of 2010.

The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($2.0 million) and the Acquisitions ($0.2 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($1.0 million) and electric reimbursements ($1.0 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$15.4	$13.1	$2.3	17.6%
Investment and preferred equity income	20.4	16.9	3.5	20.7
Other income	8.2	16.3	(8.1)	(49.7)
Total	$44.0	$46.3	$(2.3)	(5.0)%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from Jericho Plaza ($0.6 million), 800 Third Avenue ($0.3 million), 100 Park Avenue ($0.9 million), 29 West 34th Street ($0.9 million), 1221 Avenue of the Americas ($0.7 million) and Gramercy ($3.5 million).   This was partially offset by lower net income contributions primarily from our investments in 521 Fifth Avenue ($0.8 million), 1515 Broadway ($3.0 million) and 1604 Broadway ($0.4 million).  Occupancy at our joint venture properties was 94.6% at March 31, 2009, 95.1% at December 31, 2009 and 93.6% at March 31, 2010.  At March 31, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 12.2% higher and 0.1% lower, respectively, than then existing in-place fully escalated rents.  Approximately 2.1% of the space leased at our joint venture properties expires during the remainder of 2010.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income increased during the current quarter primarily due to new investment activity as well as a $2.5 million gain recognized on the disposition of an investment that had previously been reserved.  The weighted average investment balance outstanding and weighted average yield were $786.1 million and 7.4%, respectively, for 2010 compared to $689.0 million and 8.5%, respectively, for 2009.

The decrease in other income was primarily due to lower fee and other income earned ($10.2 million) which was partially offset by higher lease buy-out income ($2.1 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$58.8	$55.1	$3.7	6.7%
Real estate taxes	38.4	36.8	1.6	4.4
Ground rent	7.8	8.0	(0.2)	(2.5)
Total	$105.0	$99.9	$5.1	5.1%

Same-Store Properties	$96.4	$96.3	$0.1	0.1%
Acquisitions	3.7	0.8	2.9	362.5
Other	4.9	2.8	2.1	75.0
Total	$105.0	$99.9	$5.1	5.1%

Same-Store Properties operating expenses decreased approximately $0.9 million.  There were decreases in utilities ($1.4 million) and ground rent ($0.3 million), respectively.  This was partially offset by an increase in payroll costs ($0.5 million), repairs and maintenance ($0.1 million) and insurance costs ($0.5 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.0 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$60.0	$61.4	$(1.4)	(2.3)%
Depreciation and amortization expense	57.1	54.5	2.6	4.8
Loan loss reserves	6.0	62.0	(56.0)	(90.3)
Marketing, general and administrative expense	19.5	17.9	1.6	8.9
Total	$142.6	$195.8	$(53.2)	(27.2)%

The decrease in interest expense was primarily attributable to lower LIBOR rates in 2010 compared to 2009 as well as the early repurchase of our exchangeable and non-exchangeable notes.  The weighted average interest rate increased from 4.29% for the quarter ended March 31, 2009 to 4.80% for the quarter ended March 31, 2010.  The weighted average debt balance decreased from $5.5 billion as of March 31, 2009 to $5.0 billion as of March 31, 2010.

Marketing, general and administrative expense represented 7.5% of total revenues in 2010 compared to 6.8% in 2009.  The increase is primarily due a non-recurring expense of approximately $1.1 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

Liquidity and Capital Resources

We are currently experiencing a global economic downturn and credit crunch although positive signs have started to materialize.  As a result, many financial industry participants including commercial real estate owners, operators, investors and lenders continue to find it extremely difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  When debt is available, it is generally at a cost higher than in the recent past.

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
(5)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of structured finance investments; and

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

(6)

Proceeds from common or preferred equity or debt offerings by us, our Operating Partnership (including issuances of limited partnership units in the operating partnership and trust preferred securities) or ROP.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital.

Our combined aggregate principal maturities of our property mortgages, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$21,424	$269,140	$148,574	$594,060	$30,042	$1,659,906	$2,723,146
Corporate obligations	94,084	123,607	1,060,827	—	150,000	624,737	2,053,255
Joint venture debt-our share	82,267	206,766	61,767	37,236	334,499	1,124,699	1,847,234
Total	$197,775	$599,513	$1,271,168	$631,296	$514,541	$3,409,342	$6,623,635

As of March 31, 2010, we had approximately $245.7 million of cash on hand, inclusive of approximately $78.0 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future.  We may also seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us.  Management believes that these sources of liquidity if we are able to access them, along with potential refinancing opportunities for secured debt will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

We continue to monitor closely the financial viability of our largest tenant, Citigroup, which accounted for approximately 8.2% of our annualized rent as of March 31, 2010, paying particular attention to the potentially negative effects of its capital position and reductions in its headcount on its tenancy in our portfolio.  During 2008 and 2009, Citigroup benefited from substantial U.S. government financial investments, including (i) raising capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock issued to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering certain of Citigroup assets, and (iii) issuing senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation.  Most significantly, in December 2009 Citigroup issued approximately $17 billion of common stock and approximately $3.5 billion of tangible equity units representing the largest public equity offering in U.S. capital markets history.  The proceeds from this offering were then used to repay the $20 billion Citigroup received from the U.S. government under the Troubled Assets Relief Program, or TARP, and served to significantly improve Citigroup’s TIER 1 capital ratio.

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

Cash and cash equivalents were $167.7 million and $433.7 million at March 31, 2010 and 2009, respectively, representing a decrease of $266.0 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,
	2010	2009	Increase (Decrease)
Net cash provided by operating activities	$66,682	$55,449	$11,233
Net cash used in investing activities	$(60,243)	$(3,236)	$(57,007)
Net cash used in financing activities	$(182,500)	$(345,448)	$162,948

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2010 our portfolio was 91.0% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2010, when compared to the three months ended March 31, 2009, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$3,713
Escrow cash-capital improvements/acquisition deposits	(12,543)
Joint venture investments	7,226
Distributions from joint ventures	1,673
Proceeds from sales of real estate	(17,154)
Structured finance and other investments	(39,922)

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the three months ended March 31, 2010, when compared to the three months ended March 31, 2009, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$248,888
Repayments under our debt obligations	(195,274)
Noncontrolling interests, contributions in excess of distributions	2,743
Other financing activities	(29,183)
Proceeds from sale of preferred stock	122,168
Dividends paid	13,606

Capitalization

As of March 31, 2010, we had 77,924,236 shares of common stock, 1,408,104 units of limited partnership interest in our operating partnership, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In January 2010, we sold 5,400,000 shares of our Series C preferred stock in an underwritten public offering.  Following this offering, we have 11,700,000 shares of the Series C preferred stock outstanding.  The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%.  We used the net offering proceeds of approximately $122.2 million for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

In May 2009, we sold 19,550,000 shares of our common stock.  The net proceeds from this offering (approximately $387.1 million) was primarily used to repurchase unsecured debt and for other corporate purposes.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. We repurchased approximately $300.0 million, or 3.3 million shares of our common stock, at an average price of $90.49 per share.

Rights Plan

We adopted a shareholder rights plan which provided, among other things, that when specified events occur, our shareholders would be entitled to purchase from us a new created series of junior preferred shares.  This plan expired in March 2010.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which was declared effective in March 2009.  We registered 2,000,000 shares of common stock under the DRIP.  The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2010 and 2009, approximately 250,816 and no shares were issued and approximately $11.2 million and none of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 6,000,000 shares, or the Fungible Pool Limit, may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2010, approximately 1.9 million shares of our common stock, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 2.8 million shares if all shares available under the 2005 Plan were issued as five-year options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  Compensation expense of $23,000 and $29,500 related to this program was recorded during the three months ended March 31, 2010 and 2009, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Ouperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2009 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they are vested.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $0.4 million and $0.6 million of compensation expense during the three months ended March 31, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million.  The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions would have been paid in the form of additional LTIP Units.  Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested.  Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $52,000 and $96,000 of compensation expense during the three months ended March 31, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2009, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our operating partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if our aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, as sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan, the awards granted, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares become available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  The cost of the portion of the 2010 Long Term Compensation Plan granted in December 2009 (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $0.5 million during the three months ended March 31, 2010 related to this program.  If and when additional shares become available under the 2005 Plan, a new grant date for the remaining portion of the 2010 Long Term Compensation Plan will be deemed to occur as of which time we will determine the fair value of that additional portion of the 2010 Long Term Compensation Plan and then begin amortizing it into earnings through the final vesting period, which will be in addition to the amounts being amortized into earnings for the portion granted in December 2009 described above.

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

During the three months ended March 31, 2010, approximately 6,463 phantom stock units were earned.  As of March 31, 2010, there were approximately 54,874 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2009 annual meeting of stockholders.  As of March 31, 2010, approximately 39,907 shares of our common stock had been issued under the ESPP.

Market Capitalization

At March 31, 2010, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 57.3% of our combined market capitalization of approximately $11.6 billion (based on a common stock price of $57.27 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2010).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2010 and December 31, 2009, respectively (dollars in thousands):

Debt Summary:	March 31, 2010	December 31, 2009
Balance
Fixed rate	$3,475,954	$3,256,081
Variable rate — hedged	60,000	60,000
Total fixed rate	3,535,954	3,316,081
Variable rate	779,502	1,110,391
Variable rate—supporting variable rate assets	460,945	466,216
Total variable rate	1,240,447	1,576,607
Total	$4,776,401	$4,892,688

Percent of Total Debt:
Total fixed rate	74.0%	67.8%
Variable rate	26.0%	32.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.88%	5.60%
Variable rate	1.74%	1.45%
Effective interest rate	4.80%	4.30%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.25% and 0.50% at March 31, 2010 and 2009, respectively).  Our consolidated debt at March 31, 2010 had a weighted average term to maturity of approximately 5.0 years.

Certain of our structured finance investments, with a carrying value of approximately $460.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2010.

Mortgage Financing

As of March 31, 2010, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.01% and $400.4 million of variable rate debt with an effective weighted average interest rate of approximately 3.17%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $0.9 billion outstanding at March 31, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at March 31, 2010 by the issuance of approximately $26.2 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  Such repurchases reduce our availability under the 2007 unsecured revolving credit facility.  In August 2009, a subsidiary of ours repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)	$123,607	5.15%	7	January 15, 2011
August 13, 2004(1)	150,000	5.875%	10	August 15, 2014
March 31, 2006(1)	274,737	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)	94,084	4.00%	20	June 15, 2025
March 26, 2007(3)	160,827	3.00%	20	March 30, 2027
	$1,053,255

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2010, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the three months ended March 31, 2010, we repurchased approximately $21.4 million of these bonds and realized a net loss on early extinguishment of debt of approximately $0.1 million. On the date of the Reckson Merger, $13.1 million was recorded in equity. As of March 31, 2010, approximately $0.5 million remained unamortized.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. On the issuance date, $66.6 million was recorded in equity. As of March 31, 2010, approximately $7.8 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

In March 2010, we commenced a cash tender offer, or Tender Offer, to purchase up to $250.0 million aggregate principal amount of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by our operating partnership, and the outstanding 4.000% Exchangeable Senior Debentures due 2025, 5.150% Notes due 2011 and 5.875% Notes due 2014 issued by Reckson. The Tender Offer expired at 12:00 midnight, New York City time, on April 7, 2010.

In April 2010, we completed the Tender Offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, issued by Reckson were redeemed at par.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2010 would increase our annual interest cost by approximately $12.1 million and would increase our share of joint venture annual interest cost by approximately $6.5 million, respectively.

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

Approximately $3.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2010 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our capital lease and ground leases, as of March 31, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$21,424	$269,140	$148,574	$594,060	$30,042	$1,659,906	$2,723,146
Revolving Credit Facility	—	—	900,000	—	—	—	900,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	94,084	123,607	160,827	—	150,000	524,737	1,053,255
Capital lease	1,097	1,555	1,555	1,555	1,555	45,649	52,966
Ground leases	23,474	28,929	28,179	28,179	28,179	580,600	717,540
Estimated interest expense	173,839	209,369	185,096	165,618	146,158	415,714	1,295,794
Joint venture debt	82,267	206,766	61,767	37,236	334,499	1,124,699	1,847,234
Total	$396,185	$839,366	$1,485,998	$826,648	$690,433	$4,451,305	$8,689,935

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

We estimate that for the nine months ending December 31, 2010, we will incur approximately $92.4 million of capital expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $26.6 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $31.2 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.6 million and $0.3 million for the three months ended March 31, 2010, and 2009, respectively.  We paid Alliance approximately $3.1 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $108,000 and $95,000 for the three months ended March 31, 2010 and 2009, respectively.

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

FFO for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income attributable to SL Green common stockholders	$15,079	$32,768
Add:
Depreciation and amortization	57,052	54,465
Discontinued operations depreciation adjustments	—	333
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	8,770	11,265
Net income attributable to noncontrolling interests	3,939	4,797
Loss on equity investment in marketable securities	285	807
Less:
Gain on sale of discontinued operations	—	(6,572)
Equity in net gain on sale of joint venture property/ real estate	—	(9,541)
Depreciation on non-rental real estate assets	172	(204)
Funds from Operations	$84,953	$88,118
Cash flows provided by operating activities	$66,682	$55,449
Cash flows used in investing activities	$(60,243)	$(3,236)
Cash flows used in financing activities	$(182,500)	$(345,448)

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

Accounting Standards Updates

The Accounting Standards Updates Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies- Accounting Standards Updates” in the accompanying consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2009.  Our exposures to market risk have not changed materially since December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.
LEGAL PROCEEDINGS

As of March 31, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.
RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement

On May 7, 2010, Green Hill Acquisition LLC (“GHA”), a wholly owned subsidiary of ours, entered into a definitive stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which GHA will sell its 45% beneficial interest in the properties known as 1221 Avenue of the Americas located in Manhattan (the “Property”) to a wholly owned subsidiary of the Canada Pension Plan Investment Board, a Canadian Crown corporation (“CPPIB”), for total consideration of $576 million, of which approximately $94 million represents the payment for existing reserves and the assumption of our pro-rata share of in-place financing and which is subject to customary working capital adjustments at closing.

Subject to the satisfaction of certain conditions that are to be satisfied prior to the closing, the consummation of the sale is expected to occur during the month of May 2010.

We and CPPIB have entered into a joint venture arrangement in connection with our previously announced pending acquisition of the property known as 600 Lexington Avenue located in Manhattan, pursuant to which we have sold a 45% joint venture ownership stake at 600 Lexington Avenue to CPPIB.  Subject to satisfaction of certain conditions that are to be satisfied prior to the closing, the acquisition of the property at 600 Lexington Avenue is expected to close during the month of May 2010.

The foregoing description of the Stock Purchase Agreement is qualified in its entirety by reference to the Stock Purchase Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated herein by this reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

1.1

Underwriting Agreement dated January 14, 2010 by and among the Company, SL Green Operating Partnership, L.P., and Banc of America Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein, incorporated by reference to the Company’s Form 8-K dated January 20, 2010, filed with the Commission on January 20, 2010.

3.1

Articles Supplementary reclassifying and designating an additional 5,400,000 shares of preferred stock as 7.625% Series C Cumulative Redeemable Preferred Stock, par value $.01 per share, incorporated by reference to the Company’s Form 8-K dated January 20, 2010, filed with the Commission on January 20, 2010.

4.1

Indenture, dated as of March 16, 2010, among Reckson Operating Partnership, L.P., as Issuer, SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K dated March 16, 2010, filed with the Commission on March 17, 2010.

4.2

Form of 7.75% Senior Note due 2020 of Reckson Operating Partnership, L.P., the Company and SL Green OP, incorporated by reference to the Company’s Form 8-K dated March 16, 2010, filed with the Commission on March 17, 2010.

4.3

Registration Rights Agreement, dated as of March 16, 2010, among Reckson Operating Partnership, L.P., and SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Co-Obligors, and Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., incorporated by reference to the Company’s Form 8-K dated March 16, 2010, filed with the Commission on March 17, 2010.

10.1

Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., incorporated by reference to the Company’s Form 8-K dated January 20, 2010, filed with the Commission on January 20, 2010.

10.2.	Stock Purchase Agreement, dated as of May 7, 2010, by and between CPPIB REI US RE-5, Inc., an Ontario corporation, and Green Hill Acquisition LLC, a Delaware limited liability company.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Gregory F. Hughes

Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date:       May 10, 2010