Form 10-Q
period 2010-06-30
SL GREEN REALTY CORP
filed 2010-08-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 78,215,826 as of July 31, 2010.

SL GREEN REALTY CORP.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,392,730	$1,379,052
Building and improvements	5,647,490	5,585,584
Building leasehold and improvements	1,280,882	1,280,256
Property under capital lease	12,208	12,208
	8,333,310	8,257,100
Less: accumulated depreciation	(832,436)	(738,422)
	7,500,874	7,518,678
Assets held for sale	—	992
Cash and cash equivalents	339,577	343,715
Restricted cash	157,515	94,495
Investment in marketable securities	72,993	58,785
Tenant and other receivables, net of allowance of $13,893 and $14,271 in 2010 and 2009, respectively	22,734	22,483
Related party receivables	6,026	8,570
Deferred rents receivable, net of allowance of $24,603 and $24,347 in 2010 and 2009, respectively	184,739	166,981
Structured finance investments, net of discount of $86,896 and $46,802 and allowance of $103,837 and $93,844 in 2010 and 2009, respectively	867,393	784,620
Investments in unconsolidated joint ventures	775,765	1,058,369
Deferred costs, net	147,605	139,257
Other assets	332,813	290,632
Total assets	$10,408,034	$10,487,577

Liabilities
Mortgage notes and other loans payable	$2,800,866	$2,595,552
Revolving credit facility	800,000	1,374,076
Senior unsecured notes	858,081	823,060
Accrued interest payable and other liabilities	24,645	34,734
Accounts payable and accrued expenses	144,168	125,982
Deferred revenue/gains	325,228	349,669
Capitalized lease obligation	16,979	16,883
Deferred land leases payable	18,140	18,013
Dividend and distributions payable	14,228	12,006
Security deposits	39,617	39,855
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,141,952	5,489,830

Commitments and contingencies	—	—
Noncontrolling interests in operating partnership	66,640	84,618

EquityU
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 and 6,300 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	274,000	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 81,570 and 80,875 issued and outstanding at June 30, 2010 and December 31, 2009, respectively (including 3,360 shares at both June 30, 2010 and December 31, 2009, held in Treasury, respectively)	816	809
Additional paid-in-capital	3,563,980	3,525,901
Treasury stock at cost	(302,705)	(302,705)
Accumulated other comprehensive loss	(30,305)	(33,538)
Retained earnings	1,081,895	949,669
Total SL Green stockholders’ equity	4,684,002	4,388,438
Noncontrolling interests in other partnerships	515,440	524,691
Total equity	5,199,442	4,913,129
Total liabilities and equity	$10,408,034	$10,487,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Rental revenue, net	$199,719	$191,917	$398,306	$387,547
Escalation and reimbursement	29,961	31,390	61,429	65,019
Preferred equity and investment income	20,788	15,533	41,167	32,431
Other income	9,253	13,165	17,453	29,444
Total revenues	259,721	252,005	518,355	514,441
Expenses
Operating expenses (including approximately $3,077 and $6,180 (2010) and $4,293 and $7,725 (2009) paid to affiliates)	54,619	52,110	113,385	107,204
Real estate taxes	38,608	36,519	76,995	73,269
Ground rent	7,679	8,046	15,501	16,092
Interest expense, net of interest income	57,649	56,743	115,128	116,740
Amortization of deferred financing costs	1,792	1,476	4,308	2,912
Depreciation and amortization	56,905	54,888	113,957	109,352
Loan loss and other investment reserves	4,985	45,577	10,985	107,577
Transaction related costs	4,104	—	5,162	—
Marketing, general and administrative	18,379	17,946	36,778	35,868
Total expenses	244,720	273,305	492,199	569,014
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests, and discontinued operations	15,001	(21,300)	26,156	(54,573)
Equity in net income from unconsolidated joint ventures	10,005	16,828	25,381	29,901
Equity in net gain (loss) on sale of interest in unconsolidated joint ventures/ real estate	126,769	(2,693)	126,769	6,848
Gain (loss) on equity investment in marketable securities	—	126	(285)	(681)
Gain (loss) on early extinguishment of debt	(1,276)	29,321	(1,389)	77,033
Income from continuing operations	150,499	22,282	176,632	58,528
Net loss from discontinued operations	—	(705)	—	(990)
Gain on sale of discontinued operations	—	—	—	6,572
Net income	150,499	21,577	176,632	64,110
Net income attributable to noncontrolling interests in the operating partnership	(2,467)	(382)	(2,758)	(1,702)
Net income attributable to noncontrolling interests in other partnerships	(3,449)	(3,683)	(7,097)	(7,160)
Net income attributable to SL Green	144,583	17,512	166,777	55,248
Preferred stock dividends	(7,545)	(4,969)	(14,660)	(9,938)
Net income attributable to SL Green common stockholders	$137,038	$12,543	$152,117	$45,310

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$12,385	$15,827	$27,605	$33,330
Discontinued operations	—	(681)	—	(954)
Gain on sale of discontinued operations	—	—	—	6,334
Gain (loss) on sale of unconsolidated joint ventures/ real estate	124,653	(2,603)	124,512	6,600
Net income	$137,038	$12,543	$152,117	$45,310

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.16	$0.24	$0.35	$0.54
Net loss from discontinued operations, net of noncontrolling interest	—	(0.01)	—	(0.02)
Gain on sale of discontinued operations, net of noncontrolling interest	—	—	—	0.10
Gain (loss) on sale of unconsolidated joint ventures/ real estate	1.60	(0.04)	1.60	0.11
Net income attributable to SL Green common stockholders	$1.76	$0.19	$1.95	$0.73

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.16	$0.23	$0.35	$0.54
Net loss from discontinued operations	—	(0.01)	—	(0.02)
Gain on sale of discontinued operations	—	—	—	0.10
Gain (loss) on sale of unconsolidated joint ventures/ real estate	1.59	(0.04)	1.59	0.11
Net income attributable to SL Green common stockholders	$1.75	$0.18	$1.94	$0.73

Dividends per share	$0.10	$0.10	$0.20	$0.475
Basic weighted average common shares outstanding	78,046	67,363	77,936	62,298
Diluted weighted average common shares and common share equivalents outstanding	79,791	69,742	79,771	64,679

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2009	$151,981	$96,321	77,515	$809	$3,525,901	$(302,705)	$(33,538)	$949,669	$524,691	$4,913,129
Comprehensive Income:
Net income								166,777	7,097	173,874	$173,874
Net unrealized loss on derivative instruments							(3,305)			(3,305)	(3,305)
SL Green’s share of joint venture net unrealized loss on derivative instruments							(2,346)			(2,346)	(2,346)
Unrealized gain on marketable securities							8,884			8,884	8,884
Preferred dividends								(14,660)		(14,660)
Redemption of units and DRIP proceeds			464	5	23,336					23,341
Reallocation of noncontrolling interest in the operating partnership								(3,940)		(3,940)
Deferred compensation plan & stock award, net			139	1	401					402
Amortization of deferred compensation plan					11,600					11,600
Deconsolidation of real estate investments									(9,532)	(9,532)
Net proceeds from preferred stock offering	122,019									122,019
Proceeds from stock options exercised			91	1	2,742					2,743
Cash distributions to noncontrolling interests									(6,816)	(6,816)
Cash distribution declared ($0.20 per common share of which none represented a return of capital for federal income tax purposes)								(15,951)		(15,951)

Balance at June 30, 2010	$274,000	$96,321	78,209	$816	$3,563,980	$(302,705)	$(30,305)	$1,081,895	$515,440	$5,199,442	$177,107

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months
	Ended June 30,
	2010	2009
Operating Activities
Net income	$176,632	$64,110
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,265	112,896
(Gain) loss on sale of discontinued operations	—	(6,572)
Equity in net income from unconsolidated joint ventures	(25,381)	(29,901)
Equity in net gain on sale of unconsolidated joint ventures	(126,769)	(6,848)
Distributions of cumulative earnings from unconsolidated joint ventures	15,965	18,384
Loan loss and other investment reserves	10,985	107,577
Loss on equity investment in marketable securities	285	681
(Gain) loss on early extinguishment of debt	1,389	(77,033)
Deferred rents receivable	(19,177)	(13,858)
Other non-cash adjustments	(11,851)	3,127
Changes in operating assets and liabilities:
Restricted cash — operations	(5,468)	24,814
Tenant and other receivables	3,893	1,494
Related party receivables	2,671	(1,843)
Deferred lease costs	(13,775)	(9,768)
Other assets	12,109	(13,704)
Accounts payable, accrued expenses and other liabilities	16,705	(7,982)
Deferred revenue and land leases payable	(3,824)	(13,200)
Net cash provided by operating activities	152,654	152,374
Investing Activities
Acquisitions of real estate property	—	(8,340)
Additions to land, buildings and improvements	(34,594)	(38,348)
Escrowed cash — capital improvements/acquisition deposits	(54,076)	(6,014)
Investments in unconsolidated joint ventures	(81,903)	(12,677)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	10,339	13,334
Net proceeds from disposition of real estate/ partial interest in property	504,172	26,007
Other investments	(7,611)	(4,656)
Structured finance and other investments net of repayments/participations	(89,428)	55,864
Net cash provided by investing activities	246,899	25,170
Financing Activities
Proceeds from mortgage notes and other loans payable	104,100	1,301
Repayments of mortgage notes payable	(20,925)	(22,574)
Proceeds from revolving credit facility and senior unsecured notes	250,000	30,433
Repayments of revolving credit facility and senior unsecured notes	(792,543)	(556,619)
Proceeds from stock options exercised and DRIP issuance	13,989	—
Net proceeds from sale of preferred/common stock	122,019	387,324
Distributions to noncontrolling interests in other partnerships	(6,814)	(9,827)
Contributions from noncontrolling interests in other partnerships	—	—
Redemption of noncontrolling interests in operating partnership	(11,096)	—
Distributions to noncontrolling interests in operating partnership	(262)	(1,752)
Dividends paid on common and preferred stock	(28,223)	(52,822)
Deferred loan costs and capitalized lease obligation	(33,936)	(3,129)
Net cash used in financing activities	(403,691)	(227,665)
Net decrease in cash and cash equivalents	(4,138)	(50,121)
Cash and cash equivalents at beginning of period	343,715	726,889
Cash and cash equivalents at end of period	$339,577	$676,768

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of June 30, 2010, noncontrolling investors held, in the aggregate, a 1.5% limited partnership interest in the operating partnership.  We refer to this as the noncontrolling interests in the operating partnership.  See Note 13.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of our operating partnership.

As of June 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,829,700	91.0%
	Unconsolidated properties	8	7,182,515	93.8%

Suburban	Consolidated properties	25	3,863,000	83.3%
	Unconsolidated properties	6	2,941,700	93.9%
		61	28,816,915	91.0%

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

June 30, 2010

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

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture and structured finance investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entities economic performance.  In situations where we or our partner approves, among other things, the annual budget, received a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIE’s for which we are the primary beneficiary.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties and discounted for unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  We do not believe that the value of any of our consolidated or unconsolidated rental properties was impaired at June 30, 2010 and December 31, 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

We recognized an increase of approximately $6.2 million, $12.6 million, $5.1 million and $10.4 million in rental revenue for the three and six months ended June 30, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $0.6 million, $0.9 million, $0.3 million and $2.1 million for the three and six months ended June 30, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	June 30, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$254,137	$236,594
Accumulated amortization	(114,488)	(98,090)
Net	$139,649	$138,504

Identified intangible liabilities (included in deferred revenue):
Gross amount	$487,750	$480,770
Accumulated amortization	(191,520)	(164,073)
Net	$296,230	$316,697

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings. Included in accumulated other comprehensive loss at June 30, 2010 is approximately $4.8 million in net unrealized gains related to marketable securities.

At June 30, 2010, we held the following marketable securities (in thousands):

Level 1 — Equity marketable securities	$8,310
Level 2 — Bonds	64,683
Total marketable securities available-for-sale	$72,993

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Fair Value Measurements

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

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

•                                             Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                                                 Valuations based on internal models with significant unobservable inputs.

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded approximately $4.0 million, $10.0 million, $5.0 million and $5.0 million in loan loss reserves during the three and six months ended June 30, 2010 and 2009, respectively, on investments being held to maturity and $1.0 million, $1.0 million , $40.6 million and $102.6 million on investments held for sale during the three and six months ended June 30, 2010 and 2009, respectively.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $1.3 million and $2.1 million in Federal, state and local tax expense during the six months ended June 30, 2010 and 2009, respectively.  We made estimated tax payments of $0.3 million and $0.4 million during the six months ended June 30, 2010 and 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2010 and 2009.

	2010	2009
Dividend yield	2.00%	5.79%
Expected life of option	5.9 years	5 years
Risk-free interest rate	2.84%	1.55%
Expected stock price volatility	50.47%	55.07%

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.3% of our annualized rent, no other tenant in our portfolio accounts for more than 6.2% of our annualized rent, including our share of joint venture annualized rent at June 30, 2010.  Approximately 6%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended June 30, 2010.  Two investments accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended June 30, 2010.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  This guidance is effective for the fourth quarter of 2010 and it only amends existing disclosure requirements.

In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination.  This guidance is effective for the third quarter of 2010, though early adoption is permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the completion of the foreclosure of 100 Church Street (in thousands):

Land	$32,494
Building	86,806
Acquired above-market leases	118
Acquired in-place leases	17,380
Restricted cash	53,735
Assets acquired	190,533

Mortgage note payable	139,672
Acquired below-market leases	8,025
Other liabilities, net of other assets	1,674
Liabilities assumed	149,371
Net assets	$41,162

4.  Property Dispositions and Assets Held for Sale

At June 30, 2009, discontinued operations included the results of operations of real estate assets sold prior to that date.  This included 55 Corporate Drive, NJ which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6) and 399 Knollwood Road, Westchester, which was sold in August 2009.

The following table summarizes income from discontinued operations and the related realized gain on sale of discontinued operations for the three and six months ended June 30, 2009 (in thousands).  No assets were considered as held for sale during the six months ended June 30, 2010.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009	2009
Revenues
Rental revenue	$818	$2,240
Escalation and reimbursement revenues	147	269
Other income	1,632	6,517
Total revenues	2,597	9,026
Operating expense	378	789
Real estate taxes	232	430
Interest expense, net of interest income	270	867
Marketing, general and administrative	2,124	7,299
Depreciation and amortization	298	631
Total expenses	3,302	10,016
Loss from discontinued operations	(705)	(990)
Gain on sale of discontinued operations	—	6,572
Income (loss) from discontinued operations	$(705)	$5,582

5.  Structured Finance Investments

During the six months ended June 30, 2010 and 2009, our structured finance and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $181.2 million and $36.5 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  There were approximately $99.4 million and $176.1 million in repayments, participations, sales, foreclosures and loan loss reserves recorded during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

As of June 30, 2010 and December 31, 2009, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.9% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	60,000	205,000	58,646	58,760	February 2016
Mortgage/ Mezzanine Loan(1)	50,000	174,840	46,363	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	39,628	39,125	October 2016
Mezzanine Loan(1)(3)(9)(10)(11)	75,000	4,264,940	70,092	70,092	December 2016
Other Loan(1)(5)(9)(11)	5,000	—	5,350	5,350	May 2011
Whole Loan(2)(3) (9)	9,815	—	9,275	9,636	December 2010
Mezzanine Loan(1)(2)(4)(9)(11)	25,000	312,676	27,422	26,605	January 2013
Mezzanine Loan(1)	16,000	90,000	15,697	15,697	August 2017
Mezzanine Loan(3)(13)	—	—	—	40,938	—
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1)(6)(9)(11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan(1)(11) (12)	67,000	1,139,000	84,636	84,636	March 2017
Mezzanine Loan(14)	23,145	—	—	35,908	July 2010
Mezzanine Loan(3)(9)(11)	22,644	7,099,849	—	—	—
Junior Participation(1)(9)	11,000	53,000	11,000	11,000	November 2011
Junior Participation(7)(9)	12,000	61,250	10,875	10,875	June 2012
Junior Participation(9)(11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation(8)(9)	50,000	2,214,727	47,540	47,691	April 2011
Mortgage/ Mezzanine Loan(2)(16)	146,164	285,000	137,223	104,431	July 2012
Whole Loan(1)(3)	9,375	—	9,913	9,902	February 2015
Junior Participation	35,041	210,000	39,834	30,548	January 2012
Mortgage/mezzanine loan(15)	185,160	—	191,406	167,717	September 2010
Whole loan(1)	10,859	—	10,956	—	November 2013
Junior Participation	8,058	70,800	8,565	—	October 2010
Mezzanine Loan(1)	60,000	755,000	60,000	—	June 2016
Loan loss reserve(9)	—	—	(106,851)	(101,866)	—
	$944,898	$17,164,280	$797,874	$712,349

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.
(5)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008.

(6)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(7)	This loan was extended for two years to June 2012.
(8)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses. This includes a $1.0 million and $69.1 million mark-to-market adjustment against our held for sale investment during the three months ended June 30, 2010 and the year ended December 31, 2009, respectively.

(10)	This investment was classified as held for sale at June 30, 2010 and December 31, 2009.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.
(13)

This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement in August 2009. We foreclosed on this property in January 2010.

(14)	We acquired Gramercy’s interest in this investment in July 2009 for approximately $16.0 million.
(15)	The outstanding principal balance on the first mortgage was $177.4 million at June 30, 2010. We have a commitment to fund up to an additional $70.1 million as of June 30, 2010.
(16)	Gramercy holds a pari passu interest in the mezzanine loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Preferred Equity Investments

As of June 30, 2010 and December 31, 2009, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.1% (in thousands):

Type	Gross Investment	Senior Financing	2010 Amount Outstanding	2009 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(3)(5)	$15,000	$2,350,000	$15,000	$15,000	February 2015
Preferred equity(1)(2)(6)(7)	51,000	208,181	44,047	41,791	February 2014
Preferred equity(3)(5)	34,120	88,000	31,178	31,178	March 2010
Preferred equity(3)(4)	44,733	984,708	46,372	46,372	August 2012
Loan loss reserve(3)	—	—	(67,078)	(61,078)	—
	$144,853	$3,630,889	$69,519	$73,263

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset.
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

The following table is a rollforward of our total loan loss reserves at June 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Balance at beginning of year	$93,844	$98,916
Expensed	10,985	145,855
Charge-offs	(992)	(150,927)
Balance at end of period	$103,837	$93,844

At June 30, 2010 and December 31, 2009, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, and Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

In May 2010, Green Hill Acquisition LLC, a wholly owned subsidiary of ours, sold its 45% beneficial interest in the property known as 1221 Avenue of the Americas, located in Manhattan to a wholly owned subsidiary of CPPIB, for total consideration of $577.4 million, of which approximately $95.9 million represents payment for existing reserves and the assumption of our pro-rata share of in-place financing. The sale generated proceeds to us of approximately $500.9 million.  We recognized a gain of approximately $126.8 million on the sale of our interest.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

The table below provides general information on each joint venture as of June 30, 2010 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

1515 Broadway(2)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(3)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(4)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(5)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(6)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(7)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(8)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue	Sutton/Rapport	45.00%	45.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Blvd	Sutton	50.00%	50.00%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 88.2% of this joint venture’s annualized rent at June 30, 2010.

(3)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members have the right to re-acquire approximately 4% of the property’s equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(4)	We have the ability to syndicate our interest down to 14.79%.
(5)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(6)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(7)	We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.
(8)	The property is subject to a 13-year triple-net lease arrangement with a single tenant.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Property	Maturity date	Interest rate(1)	2010	2009

1515 Broadway(2)	12/2014	3.46%	$469,001	$475,000
100 Park Avenue(3)	09/2014	6.64%	$200,000	$200,000
379 West Broadway	07/2011	1.94%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.29%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway(4)	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.64%	$87,034	$85,478
388 and 390 Greenwich Street(5)	12/2017	5.09%	$1,138,379	$1,138,379
16 Court Street	10/2013	2.79%	$87,208	$88,573
27-29 West 34th Street	05/2011	1.94%	$54,600	$54,800
1551-1555 Broadway(6)	10/2011	4.30%	$131,100	$133,600
717 Fifth Avenue(7)	09/2011	5.25%	$245,000	$245,000
141 Fifth Avenue	06/2017	5.70%	$25,000	$25,000
180/182 Broadway and 63 Nassau Street(8)	02/2011	2.54%	$22,634	$22,534
600 Lexington Avenue	03/2014	5.74%	$49,850	$—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2010.
(2)

In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made an aggregate $163.9 million capital contribution to the joint venture.

(3)

This loan was refinanced in September 2009, and replaced a $175.0 million construction loan which was scheduled to mature in November 2015 and which carried a fixed interest rate of 6.52%. The new loan has a committed amount of $215.0 million.

(4)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
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

(6)	This construction loan had a committed amount of $138.6 million. This loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.
(7)	This loan has a committed amount of $285.0 million.
(8)	This loan has a committed amount of $31.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $6.6 million, $9.1 million, $3.3 million and $21.4 million from these services for the three and six months ended June 30, 2010, and 2009, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At June 30, 2010, we held 6,219,370 shares, or approximately 12.47% of Gramercy’s common stock.  Our total investment of approximately $7.8 million is based on the market value of our common stock investment in Gramercy at June 30, 2010.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

In connection with Gramercy’s initial public offering, the Manager entered into a management agreement with Gramercy, which provided for an initial term through December 2007, and which was subsequently extended through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  In addition, Gramercy also paid the Manager a collateral management fee. For the three and six months ended June 30, 2009, we received an aggregate of approximately $1.6 million and $6.5 million, respectively, and no such fees in 2010 under the management agreement, and we received nothing under the collateral management agreement in either period.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

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

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and six months ended June 30, 2009, the Manager received an aggregate of approximately $0.2 million and $1.0 million, respectively, under the outsourcing and asset servicing agreements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the “Services Agreement”) pursuant to which we provided consulting and other services to Gramercy.  We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009.  In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month.  We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009.  The Services Agreement was terminated in connection with the GKK Internalization.  Since October 27, 2008, an affiliate of ours has served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of ours.

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

An affiliate of ours held an investment in Gramercy’s preferred stock with a market value of approximately $0.5 million at June 30, 2010.

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

In 2009, we, as well as an affiliate of ours, entered into consulting agreements with Gramercy whereby Gramercy provides services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments.  We pay 10 basis points and our affiliate pays 25 basis points of the principal amount of all trades executed.  We and our affiliate paid approximately $48,000 in fees for such services during the six months ended June 30, 2010.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

The condensed combined balance sheets for the unconsolidated joint ventures, at June 30, 2010 and December 31, 2009, are as follows (in thousands):

	2010	2009
Assets
Commercial real estate property, net	$5,397,505	$6,095,668
Other assets	593,229	665,065
Total assets	$5,990,734	$6,760,733

Liabilities and members’ equity
Mortgages payable	$4,096,357	$4,177,382
Other liabilities	248,091	276,805
Members’ equity	1,646,286	2,306,546
Total liabilities and members’ equity	$5,990,734	$6,760,733
Company’s net investment in unconsolidated joint ventures	$775,765	$1,058,369

The condensed combined statements of operations for the unconsolidated joint ventures for the three and six months ended June 30, 2010 and 2009, or partial period for acquisitions which closed during these periods, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	$149,822	$329,687	$323,962	$662,593
Operating expenses	22,189	72,641	52,356	153,017
Real estate taxes	17,591	31,562	39,897	65,388
Interest expense, net of interest income	55,528	111,049	109,485	230,105
Depreciation and amortization	36,546	70,523	74,293	137,642
Other income/ expenses	1,075	207,947	1,075	240,743
Total expenses	132,929	493,722	277,106	826,895
Net income (loss) before gain on sale	$16,893	$(164,035)	$46,856	$(164,302)
Company’s equity in net income of unconsolidated joint ventures	$10,005	$16,828	$25,381	$29,901

7.  Deferred Costs

Deferred costs at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Deferred financing	$74,453	$68,181
Deferred leasing	176,271	163,372
	250,724	231,553
Less accumulated amortization	(103,119)	(92,296)
Deferred costs, net	$147,605	$139,257

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

8.  Mortgage Notes and Other Loans Payable

The first mortgage notes and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2010 and December 31, 2009, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2010	2009
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1) (7)	09/2016	7.52%	149,982	150,561
673 First Avenue(1)	02/2013	5.67%	31,198	31,608
220 East 42nd Street(1)	11/2013	5.24%	196,826	198,871
625 Madison Avenue(1) (8)	11/2015	7.22%	133,688	135,117
609 Fifth Avenue(1)	10/2013	5.85%	97,230	97,952
609 Partners, LLC(1)(9)	07/2014	5.00%	37,421	41,391
485 Lexington Avenue(1)	02/2017	5.61%	450,000	450,000
120 West 45th Street(1)	02/2017	6.12%	170,000	170,000
919 Third Avenue(1)(3)	08/2011	6.87%	222,333	224,104
300 Main Street(1)	02/2017	5.75%	11,500	11,500
500 West Putnam(1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (4)	—	—	—	25,000
One Madison Avenue(1)(5)	05/2020	5.91%	646,033	651,917
Total fixed rate debt			2,291,211	2,333,021
180/182 Broadway(1)(4)	—	—	—	22,534
100 Church Street(1)	01/2013	5.00%	139,672	—
Landmark Square(1)(6)	02/2011	2.15%	113,226	116,517
28 West 44th Street(1)	08/2013	2.28%	122,757	123,480
Other loan payable(10)	04/2012	2.80%	104,000	—
Other loan payable	06/2016	1.25%	30,000	—
Total floating rate debt			509,655	262,531
Total mortgage notes and other loans payable			$2,800,866	$2,595,552

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended June 30, 2010.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	This investment was deconsolidated in 2010.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	This loan has two one-year as-of-right renewal options.
(7)

The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(8)	In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.
(9)	This loan was paid down by $22.5 million in August 2009 and $4.0 million in March 2010.
(10)	This loan has a one-year extension option and is prepayable at any time without penalty.

At June 30, 2010 and December 31, 2009 the gross book value of the assets collateralizing the mortgage notes and loans payable was approximately $4.8 billion and $4.5 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest expense	$58,153	$57,838	$116,000	$119,419
Interest income	(504)	(1,104)	(872)	(2,679)
Interest expense, net	$57,649	$56,734	$115,128	$116,740
Interest capitalized	$—	$42	$—	$29

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

9.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $0.8 billion and carried a spread over LIBOR of 90 basis points at June 30, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at June 30, 2010 by the issuance of approximately $25.0 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.21% for the three months ended June 30, 2010.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,746	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	149,277	3.00%	20	March 30, 2027
	$858,081

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of the tender offer, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. On the issuance date, $66.6 million was recorded in equity. As of June 30, 2010, approximately $6.4 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(5)

In April 2010, we completed a cash tender offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2010, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$14,570	$—	$—	$—	—	14,570	$3,935
2011	29,950	216,656	—	—	84,823	331,429	218,083
2012	33,455	217,226	800,000	—	149,277	1,199,958	61,767
2013	34,078	559,982	—	—	—	594,060	37,207
2014	30,042	—	—	—	98,578	128,620	361,917
Thereafter	170,626	1,494,281	—	100,000	525,403	2,290,310	1,137,199
	$312,721	$2,488,145	$800,000	$100,000	$858,081	$4,558,947	$1,820,108

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $3.2 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.3 billion, compared to the book value of approximately $1.3 billion.  Our structured finance investments had an estimated fair value ranging between $520.4 million and $780.7 million, compared to the book value of approximately $867.4 million at June 30, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.5 million, $1.0 million, $0.6 million and $0.9 million for the three and six months ended June 30, 2010 and 2009, respectively.  We paid Alliance approximately $3.1 million, $6.2 million, $4.3 million and $7.7 million for the three and six months ended June 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $94,000, $202,000, $84,000 and $179,000 for the three and six months ended June 30, 2010 and 2009, respectively.

Other

Amounts due from related parties at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Due from (to) joint ventures	$1,155	$228
Officers and employees	—	153
Other	4,871	8,189
Related party receivables	$6,026	$8,570

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of June 30, 2010, 78,209,392 shares of common stock and no shares of excess stock were issued and outstanding.

In March 2007, our board of directors approved a stock repurchase plan under which we can buy up to $300.0 million shares of our common stock. This plan expired on December 31, 2008. We repurchased approximately $300.0 million, or 3.3 million shares of our common stock at an average price of $90.49 per share.

Perpetual Preferred Stock

In January 2010, we sold 5,400,000 shares of our Series C preferred stock in an underwritten public offering.  Upon completion of this offering, we have 11,700,000 shares of the Series C preferred stock outstanding.  The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%.  We used the net offering proceeds of approximately $122.0 million for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

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

During the six months ended June 30, 2010 and 2009, approximately 251,000 and no shares were issued and approximately $11.2 million and none of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Second Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award.  Awards granted under the 2005 Plan prior to the approval of the second amendement and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan is previously terminated by the Board, no new awards may be granted under the 2005 Plan after June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. At June 30, 2010, approximately 3.8 million fungible units were available for issuance under the 2005 Plan, or 4.8 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of June 30, 2010 and December 31, 2009 and changes during the periods then ended are presented below:

	2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,324,221	$56.74	937,706	$61.33
Granted	25,500	$52.89	443,850	$46.08
Exercised	(90,916)	$30.17	(22,000)	$28.17
Lapsed or cancelled	(26,333)	$55.63	(35,335)	$62.75
Balance at end of period	1,232,472	$58.64	1,324,221	$56.74

Options exercisable at end of period	649,604	$68.55	595,851	$62.17
Weighted average fair value of options granted during the period	$564,671		$8,276,500

The weighted average fair value of restricted stock granted during the six months ended June 30, 2010 was approximately $20.2 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 5.1 years and 4.8 years, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Stock-based Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  A summary of our restricted stock as of June 30, 2010 and the related expense during the six months then ended are presented below:

Six Months Ended June 30,
Restricted Stock Awards	2010
Balance at beginning of year	2,330,532
Granted	150,824
Cancelled	(3,167)
Balance at end of period	2,478,189
Vested during the period	2,083
Compensation expense recorded	$5,499,276

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  Compensation expense of none, $23,000, $29,500 and $59,000 related to this program was recorded during the three and six months ended June 30, 2010 and 2009, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $1.2 million, $1.6 million, $0.6 million and $1.2 million of compensation expense during the three and six months ended June 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.1 million, $0.1 million and $0.2 million of compensation expense during the three and six months ended June 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The cost of the 2010 Long Term Compensation Plan (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.1 million and $1.6 million during the three and six months ended June 30, 2010 related to this program.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

During the six months ended June 30, 2010, approximately 8,000 phantom stock units were earned.  As of June 30, 2010, there were approximately 56,400 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2009 annual meeting of stockholders.  As of June 30, 2010, approximately 42,928 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

Earnings Per Share

Earnings per share for the three and six months ended June 30, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common stockholders	$137,038	$12,543	$152,117	$45,310
Effect of Dilutive Securities:
Redemption of units to common shares	2,467	382	2,758	1,702
Stock options		—		—
Diluted Earnings:
Income attributable to SL Green common stockholders	$139,505	$12,925	$154,875	$47,012

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	78,046	67,363	77,936	62,298
Effect of Dilutive Securities:
Redemption of units to common shares	1,325	2,336	1,413	2,338
3.0% exchangeable senior debentures	—	—	—	—
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	420	43	422	43
Diluted Shares	79,791	69,742	79,771	64,679

We have excluded approximately 806,000 and 810,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2010 as they were anti-dilutive.

13.  Noncontrolling Interests in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of June 30, 2010 and December 31, 2009, the noncontrolling interest unit holders owned 1.5% (1,210,748 units) and 2.1% (1,684,283 units) of the operating partnership, respectively.  At June 30, 2010, 1,210,748 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

We record the carrying value of the noncontrolling interests in the operating partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the operating partnership below (in thousands):

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$84,618	$87,330
Distributions	(262)	(1,511)
Issuance of units	—	—
Redemption of units	(23,187)	(28,562)
Net income	2,758	1,221
Accumulated other comprehensive income allocation	(1,227)	2,923
Fair value adjustment	3,940	23,217
Balance at end of period	$66,640	$84,618

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2010 (in thousands):

June 30,	Capital lease	Non-cancellable operating leases

2010	$743	$15,600
2011	1,555	28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
Thereafter	45,651	580,600
Total minimum lease payments	52,614	$709,666
Less amount representing interest	(35,635)
Present value of net minimum lease payments	$16,979

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2010 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$128,000	6.000%	2/2010	2/2011	$—
Interest Rate Cap	$139,672	5.000%	1/2010	1/2011	$—

On June 30, 2010, the derivative instruments were reported as an obligation at their fair value of approximately zero.  This is included in Other Liabilities on the consolidated balance sheet at June 30, 2010.  Included in Accumulated Other Comprehensive Loss was the remaining balance on net losses of approximately $14.3 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation and our share of joint venture accumulated other comprehensive loss of approximately $20.8 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated a forward swap which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $14.3 million balance noted above.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

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

Selected results of operations for the three and six months ended June 30, 2010 and 2009, and selected asset information as of June 30, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
June 30, 2010	$238,933	$20,788	$259,721
June 30, 2009	236,472	15,533	252,005

Six months ended:
June 30, 2010	$477,188	$41,167	$518,355
June 30, 2009	482,010	32,431	514,441

Income from continuing operations:
Three months ended:
June 30, 2010	$10,390	$13,340	$23,730
June 30, 2009	57,215	(32,240)	24,975

Six months ended:
June 30, 2010	$24,738	$25,125	$49,863
June 30, 2009	131,623	(79,943)	51,680

Total assets
As of:
June 30, 2010	$9,535,787	$872,247	$10,408,034
December 31, 2009	9,698,430	789,147	10,487,577

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $18.4 million, $36.8 million, $17.9 million and $35.9 million for the three and six months ended June 30, 2010 and 2009, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2010

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Income from continuing operations	$23,730	$24,975	$49,863	$51,680
Gain (loss) on sale of joint venture interest	126,769	(2,693)	126,769	6,848
Income (loss)/gains from discontinued operations	—	(705)	—	5,582
Net income	150,499	21,577	176,632	64,110
Net income attributable to noncontrolling interests	(5,916)	(4,065)	(9,855)	(8,862)
Net income attributable to SL Green	144,583	17,512	166,777	55,248
Preferred stock dividend	(7,545)	(4,969)	(14,660)	(9,938)
Net income attributable to SL Green common stockholders	$137,038	$12,543	$152,117	$45,310

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Six Months Ended June 30,
	2010	2009
Issuance of common stock as deferred compensation	$402	$433
Derivative instruments at fair value	15,296	21,787
Mortgage assigned upon asset sale	—	95,000
Tenant improvements and lease commissions payable	7,363	8,391
Assumption of mortgage loan	139,672	—
Structured finance and other investments acquired	30,000	13,831
Deconsolidation of real estate investments - assets	60,783	—
Deconsolidation of real estate investments - liabilities	47,533	—

19.  Subsequent Events

In May 2010, we entered into an agreement to acquire 125 Park Avenue, a Manhattan office tower for $330 million.  In connection with the acquisition, we will assume $146.25 million of in-place financing.  The 5.748% interest-only loan matures in October 2014.  Subject to the satisfaction of certain conditions that are to be satisfied prior to the closing, the acquisition of the property at 125 Park Avenue is expected to close during the third quarter of 2010.

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

As of June 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	14,829,700	91.0%
	Unconsolidated properties	8	7,182,515	93.8%

Suburban	Consolidated properties	25	3,863,000	83.3%
	Unconsolidated properties	6	2,941,700	93.9%
		61	28,816,915	91.0%

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

The following comparison for the three months ended June 30, 2010, or 2010, to the three months ended June 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at June 30, 2010 and total 45 of our 47 consolidated properties, representing approximately 77% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$199.7	$191.9	$7.8	4.1%
Escalation and reimbursement revenue	30.0	31.4	(1.4)	(4.5)
Total	$229.7	$223.3	$6.4	2.9%

Same-Store Properties	$221.3	$219.9	$1.4	0.6%
Acquisitions	7.1	2.4	4.7	195.8
Other	1.3	1.0	0.3	30.0
Total	$229.7	$223.3	$6.4	2.9%

Occupancy in the Same-Store Properties was 94.8% at June 30, 2009, 93.5% at December 31, 2009 and 92.5% at June 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2010 compared to a partial period or not being included in 2009.

During the quarter, we signed or commenced 56 leases in the Manhattan portfolio totaling 513,307 square feet, of which 49 leases and 461,492 square feet represented office leases.  Average starting Manhattan office rents of $40.09 per rentable square foot on the 461,492 square feet of office leases signed or commenced during the quarter represented a 4.4% decrease over the previously fully escalated rents.  The average lease term was 7.7 years and average tenant concessions were 2.8 months of free rent with a tenant improvement allowance of $23.72 per rentable square foot.

During the quarter, we signed 31 leases in the Suburban portfolio totaling 118,159 square feet, of which 22 leases and 103,076 square feet represented office leases.  Average starting Suburban office rents of $30.80 per rentable square foot for the quarter represented a 2.6% decrease over the previously fully escalated rents.

At June 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.3% and 4.8% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.7% of the space leased at our consolidated properties expires during the remainder of 2010.

The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($1.8 million) which was partially offset by an increase in recoveries from the Acquisitions ($0.4 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($1.0 million) and electric reimbursements ($1.2 million) which were partially offset by higher real estate tax escalations ($0.4 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.0	$16.8	$(6.8)	(40.5)%
Investment and preferred equity income	20.8	15.5	5.3	34.2
Other income	9.3	13.2	(3.9)	(29.5)
Total	$40.1	$45.5	$(5.4)	(11.9)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 800 Third Avenue ($0.2 million), 600 Lexington Avenue ($0.5 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($3.8 million) and 1515 Broadway ($3.3 million).   This was partially offset by higher net income contributions primarily from our investments in 100 Park Avenue ($1.6 million) and 717 Fifth Avenue ($0.3 million).

Occupancy at our joint venture properties was 94.8% at June 30, 2009, 95.1% at December 31, 2009 and 93.8% at June 30, 2010.  At June 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 13.1% and 9.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.4% of the space leased at our joint venture properties expires during the remainder of 2010.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment and preferred equity income increased during the current quarter primarily due to new investment activity.  The weighted average investment balance outstanding and weighted average yield were $814.2 million and 8.1%, respectively, for 2010 compared to $665.6 million and 8.3%, respectively, for 2009.

The decrease in other income was primarily due to lower fee and other income earned ($4.2 million) which was partially offset by higher lease buy-out income ($0.3 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$54.6	$52.1	$2.5	4.8%
Real estate taxes	38.6	36.5	2.1	5.8
Ground rent	7.7	8.0	(0.3)	(3.8)
Total	$100.9	$96.6	$4.3	4.5%

Same-Store Properties	$93.2	$91.6	$1.6	1.7%
Acquisitions	6.8	0.9	5.9	655.6
Other	0.9	4.1	(3.2)	(78.0)
Total	$100.9	$96.6	$4.3	4.5%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $0.4 million.  There were increases in payroll costs ($1.0 million) and repairs and maintenance ($0.9 million).  This was partially offset by decreases in utilities ($1.1 million) and ground rent expenses ($0.3 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.2 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$59.4	$58.2	$1.2	2.1%
Depreciation and amortization expense	56.9	54.9	2.0	3.6
Loan loss reserves	5.0	45.6	(40.6)	(89.0)
Transaction related costs	4.1	—	4.1	100.0
Marketing, general and administrative expense	18.4	17.9	0.5	2.8
Total	$143.8	$176.6	$(32.8)	(18.6)%

The increase in interest expense was primarily attributable to the weighted average interest rate increasing from 4.31% for the quarter ended June 30, 2009 to 4.99% for the quarter ended June 30, 2010.  The weighted average debt balance decreased from $5.1 billion as of June 30, 2009 to $4.6 billion as of June 30, 2010.

We expensed approximately $4.1 million of transaction related costs during the three months ended June 30, 2010.  Of these costs, $3.4 million were required to be expensed under new accounting guidelines which took effect in 2009.  Transaction costs included approximately $0.7 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

Marketing, general and administrative expense represented 7.1% of total revenues in 2010 compared to 7.1% in 2009.

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

The following comparison for the six months ended June 30, 2010, or 2010, to the six months ended June 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at June 30, 2010 and total 45 of our 47 consolidated properties, representing approximately 77% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$398.3	$387.5	$10.8	2.8%
Escalation and reimbursement revenue	61.4	65.0	(3.6)	(5.5)
Total	$459.7	$452.5	$7.2	1.6%

Same-Store Properties	$445.0	$442.7	$2.3	0.5%
Acquisitions	12.3	5.9	6.4	108.5
Other	2.4	3.9	(1.5)	(38.5)
Total	$459.7	$452.5	$7.2	1.6%

Occupancy in the Same-Store Properties was 94.8% at June 30, 2009, 93.5% at December 31, 2009 and 92.5% at June 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2010 compared to a partial period or not being included in 2009.

During the six months, we signed or commenced 114 leases in the Manhattan portfolio totaling 1,049,528 square feet, of which 96 leases and 962,813 square feet represented office leases.  Average starting Manhattan office rents of $42.65 per rentable square foot on the 962,813 square feet of office leases signed or commenced during the six months ended June 30, 2010 represented a 4.8% decrease over the previously fully escalated rents.  The average lease term was 8.4 years and average tenant concessions were 4.2 months of free rent with a tenant improvement allowance of $26.11 per rentable square foot.

During the six months, we signed 68 leases in the Suburban portfolio totaling 358,331 square feet, of which 53 leases and 318,007 square feet represented office leases.  Average starting Suburban office rents of $29.29 per rentable square foot for the six months ended June 30, 2010 represented an 8.2% decrease over the previously fully escalated rents.

At June 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.3% and 4.8% higher, respectively, than then existing in-place fully escalated rents.  Approximately 5.7% of the space leased at our consolidated properties expires during the remainder of 2010.

The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($3.8 million) which was partially offset by an increase in recoveries from the Acquisitions ($0.1 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($2.1 million) and electric reimbursements ($2.2 million) which were partially offset by higher real estate tax escalations ($0.5 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$25.4	$29.9	$(4.5)	(15.1)%
Investment and preferred equity income	41.2	32.4	8.8	27.2
Other income	17.5	29.4	(11.9)	(40.5)
Total	$84.1	$91.7	$(7.6)	(8.3)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 16 Court Street ($0.3 million), 521 Fifth Avenue ($0.9 million), 600 Lexington Avenue ($0.5 million), 1604 Broadway ($0.4 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($3.1 million) and 1515 Broadway ($6.3 million).   This was partially offset by higher income contributions primarily from our investments in Gramercy ($3.5 million), Jericho Plaza ($0.6 million) and 100 Park Avenue ($2.5 million).

Occupancy at our joint venture properties was 94.8% at June 30, 2009, 95.1% at December 31, 2009 and 93.8% at June 30, 2010.  At June 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 13.1% and 9.2% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.4% of the space leased at our joint venture properties expires during the remainder of 2010.

Investment and preferred equity income increased primarily due to new investment activity as well as a $2.5 million gain recognized on the disposition of an investment that had previously been reserved.  The weighted average investment balance outstanding and weighted average yield were $800.2 million and 8.2%, respectively, for 2010 compared to $677.2 million and 8.7%, respectively, for 2009.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in other income was primarily due to lower fee and other income earned ($14.4 million) which was partially offset by higher lease buy-out income ($2.5 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$113.4	$107.2	$6.2	5.8%
Real estate taxes	77.0	73.3	3.7	5.0
Ground rent	15.5	16.1	(0.6)	(3.7)
Total	$205.9	$196.6	$9.3	4.7%

Same-Store Properties	$189.5	$187.8	$1.7	0.9%
Acquisitions	10.6	1.9	8.7	457.9
Other	5.8	6.9	(1.1)	(15.9)
Total	$205.9	$196.6	$9.3	4.7%

Same-Store Properties operating expenses, excluding real estate taxes, decreased approximately $0.4 million.  There were decreases in utilities ($2.4 million) and ground rent ($0.6 million), respectively.  This was partially offset by an increase in payroll costs ($1.6 million), repairs and maintenance ($1.2 million) and insurance costs ($0.5 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.1 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$119.4	$119.7	$(0.3)	(0.3)%
Depreciation and amortization expense	114.0	109.4	4.6	4.2
Loan loss reserves	11.0	107.6	(96.6)	(89.8)
Transaction related costs	5.2	—	5.2	100.0
Marketing, general and administrative expense	36.8	35.9	0.9	2.5
Total	$286.4	$372.6	$(86.2)	(23.1)%

The decrease in interest expense was primarily attributable to the early repurchase of our exchangeable and non-exchangeable notes and the reduction of the outstanding balance on our 2007 unsecured revolving credit facility.  The weighted average interest rate increased from 4.34% for the six months ended June 30, 2009 to 4.71% for the six months ended June 30, 2010.  The weighted average debt balance decreased from $5.3 billion as of June 30, 2009 to $4.8 billion as of June 30, 2010.

We expensed approximately $5.2 million of transaction related costs during the six months ended June 30, 2010.  Of these costs, $3.4 million were required to be expensed under new accounting guidelines which took effect in 2009.  Transaction costs included approximately $1.8 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

Marketing, general and administrative expense represented 7.1% of total revenues in 2010 compared to 7.0% in 2009.

Liquidity and Capital Resources

We continue to experience a global economic downturn and difficult credit environment although positive signs have started to materialize.  As a result, many financial industry participants including commercial real estate owners, operators, investors and lenders continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  When debt is available, it is generally at a cost higher than may have been available in the past.

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

Our combined aggregate principal maturities of our property mortgages, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$14,570	$246,606	$250,681	$594,060	$30,042	$1,664,907	$2,800,866
Corporate obligations	—	84,823	949,278	—	98,578	625,402	1,758,081
Joint venture debt-our share	3,935	218,083	61,767	37,207	361,917	1,137,199	1,820,108
Total	$18,505	$549,512	$1,261,726	$631,267	$490,537	$3,427,508	$6,379,055

As of June 30, 2010, we had approximately $412.6 million of cash on hand, inclusive of approximately $73.0 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may also seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

We continue to monitor closely the financial viability of our largest tenant, Citigroup, which accounted for approximately 8.3% of our annualized rent as of June 30, 2010, paying particular attention to the potentially negative effects of its capital position and its headcount on its tenancy in our portfolio.  During 2008 and 2009, Citigroup benefited from substantial U.S. government financial investments, including (i) raising capital through the sale of Citigroup non-voting perpetual, cumulative preferred stock and warrants to purchase common stock issued to the U.S. Department of the Treasury, (ii) entering into a loss-sharing agreement with various U.S. government entities covering certain of Citigroup assets, and (iii) issuing senior unsecured debt guaranteed by the Federal Deposit Insurance Corporation.  Most significantly, in December 2009 Citigroup issued approximately $17 billion of common stock and approximately $3.5 billion of tangible equity units representing the largest public equity offering in U.S. capital markets history.  The proceeds from this offering were then used to repay the $20 billion Citigroup received from the U.S. government under the Troubled Assets Relief Program, or TARP, and served to significantly improve Citigroup’s TIER 1 capital ratio.

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

Cash and cash equivalents were $339.6 million and $676.8 million at June 30, 2010 and 2009, respectively, representing a decrease of $337.2 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Six months ended June 30,
	2010	2009	Increase (Decrease)

Net cash provided by operating activities	$152,654	$152,374	$280
Net cash used in investing activities	$246,899	$25,170	$221,729
Net cash used in financing activities	$(403,691)	$(227,665)	$(176,026)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2010 our portfolio was 91.0% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2010, when compared to the six months ended June 30, 2009, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$12,094
Escrow cash-capital improvements/acquisition deposits	(48,062)
Joint venture investments	(69,226)
Distributions from joint ventures	(2,995)
Proceeds from sales of real estate/ joint venture interest	478,165
Structured finance and other investments	(148,247)

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the six months ended June 30, 2010, when compared to the six months ended June 30, 2009, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$322,366
Repayments under our debt obligations	(234,275)
Noncontrolling interests, contributions in excess of distributions	4,503
Other financing activities	(27,914)
Proceeds from sale of common/ preferred stock	(265,305)
Dividends paid	24,599

Capitalization

As of June 30, 2010, we had 78,209,392 shares of common stock, 1,210,748 units of limited partnership interest in our operating partnership, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In January 2010, we sold 5,400,000 shares of our Series C preferred stock in an underwritten public offering.  Following of this offering, we have 11,700,000 shares of the Series C preferred stock outstanding.  The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%.  We used the net offering proceeds of approximately $122.0 million for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

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

During the six months ended June 30, 2010 and 2009, approximately 251,000 and no shares were issued and approximately $11.2 million and none of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At June 30, 2010, approximately 3.8 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 4.8 million shares of common stock if all shares available under the 2005 Plan were issued as five-year options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  Compensation expense of none, $23,000, $29,500 and $59,000 related to this program was recorded during the three and six months ended June 30, 2010 and 2009, respectively.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately $1.2 million, $1.6 million, $0.6 million and $1.2 million of compensation expense during the three and six months ended June 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.1 million, $0.1 million and $0.2 million of compensation expense during the three and six months ended June 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at the time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The cost of the 2010 Long Term Compensation Plan granted in December 2009 (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.1 million and $1.6 million during the three and six months ended June 30, 2010 related to this program.

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

During the six months ended June 30, 2010, approximately 8,000 phantom stock units were earned.  As of June 30, 2010, there were approximately 56,400 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2009 annual meeting of stockholders.  As of June 30, 2010, approximately 42,928 shares of our common stock had been issued under the ESPP.

Market Capitalization

At June 30, 2010, borrowings under our mortgage loans, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 57.3% of our combined market capitalization of approximately $11.1 billion (based on a common stock price of $55.04 per share, the closing price of our common stock on the New York Stock Exchange on June 30, 2010).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Indebtedness

The table below summarizes our consolidated mortgage debt, 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2010 and December 31, 2009, respectively (dollars in thousands):

Debt Summary:	June 30, 2010	December 31, 2009
Balance
Fixed rate	$3,249,292	$3,256,081
Variable rate — hedged	—	60,000
Total fixed rate	3,249,292	3,316,081
Variable rate	850,459	1,110,391
Variable rate—supporting variable rate assets	459,196	466,216
Total variable rate	1,309,655	1,576,607
Total	$4,558,947	$4,892,688

Percent of Total Debt:
Total fixed rate	71.3%	67.8%
Variable rate	28.7%	32.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.97%	5.60%
Variable rate	1.92%	1.45%
Effective interest rate	4.81%	4.30%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.35% and 0.31% at June 30, 2010 and 2009, respectively).  Our consolidated debt at June 30, 2010 had a weighted average term to maturity of approximately 5.0 years.

Certain of our structured finance investments, with a carrying value of approximately $459.2 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2010.

Mortgage Financing

As of June 30, 2010, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 6.01% and $375.7 million of variable rate debt with an effective weighted average interest rate of approximately 3.25%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 90 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $0.8 billion outstanding at June 30, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at June 30, 2010 by the issuance of approximately $25.0 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1)(5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,746	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	149,277	3.00%	20	March 30, 2027
	$858,081

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are callable after June 17, 2010 at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of the tender offer, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that is at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. On the issuance date, $66.6 million was recorded in equity. As of June 30, 2010, approximately $6.4 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(5)

In April 2010, we completed a cash tender offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, issued by Reckson, were redeemed at par.

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of June 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2010 would increase our annual interest cost by approximately $12.9 million and would increase our share of joint venture annual interest cost by approximately $6.1 million, respectively.

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

Approximately $3.2 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2010 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages and notes payable, 2007 unsecured revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of June 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$14,570	$246,606	$250,681	$594,060	$30,042	$1,664,907	$2,800,866
Revolving Credit Facility	—	—	800,000	—	—	—	800,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	84,823	149,277	—	98,578	525,403	858,081
Capital lease	743	1,555	1,555	1,555	1,555	45,651	52,614
Ground leases	15,600	28,929	28,179	28,179	28,179	580,600	709,666
Estimated interest expense	111,157	205,309	182,233	161,594	143,625	412,728	1,216,646
Joint venture debt	3,935	218,083	61,767	37,207	361,917	1,137,199	1,820,108
Total	$146,005	$785,305	$1,473,692	$822,595	$663,896	$4,466,488	$8,357,981

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

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital Expenditures

We estimate that for the six months ending December 31, 2010, we will incur approximately $77.9 million of capital expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $15.5 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $31.3 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.5 million, $1.0 million, $0.6 million and $0.9 million for the three and six months ended June 30, 2010, and 2009, respectively.  We paid Alliance approximately $3.1 million, $6.2 million, $4.3 million and $7.7 million for the three and six months ended June 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $94,000, $202,000, $84,000 and $179,000 for the three and six months ended June 30, 2010 and 2009, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $600.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires in December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand-alone basis for certain assets.  The liability policies cover all our properties and provide limits of $200.0 million per property.  The liability policies expire on October 31, 2010.

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

•                          NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of the remaining balance of a loss, with the remaining 85% covered by the Federal government.

•                          General Liability: For the period commencing October 31, 2010, Belmont will insure a deductible on the general liability insurance with a $150,000 deductible per occurrence and a $2.2 million annual aggregate stop loss limit. We have secured an excess insurer to protect against catastrophic liability losses above the $150,000 deductible per occurrence and a stop loss if aggregate claims exceed $2.2 million.  Prior policy years carry a higher per occurrence deductible and aggregate stop losses.  Belmont has retained a third party administrator to manage all claims within the deductible and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly.  We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Other joint ventures may be covered under

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

separate policies from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

FFO for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to SL Green common stockholders	$137,038	$12,543	$152,117	$45,310
Add:
Depreciation and amortization	56,905	54,888	113,957	109,352
Discontinued operations depreciation adjustments	—	298	—	632
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	8,721	9,322	17,492	20,587
Net income attributable to noncontrolling interests	5,916	4,065	9,855	8,862
Loss (gain) on equity investment in marketable securities	—	(126)	285	681
Less:
Gain on sale of discontinued operations	—	—	—	(6,572)
Equity in net (gain) loss on sale of joint venture property/ real estate	(126,769)	2,693	(126,769)	(6,848)
Depreciation on non-rental real estate assets	(358)	(170)	(530)	(374)
Funds from Operations	$81,453	$83,513	$166,407	$171,630
Cash flows provided by operating activities	$85,972	$96,925	$152,654	$152,374
Cash flows provided by investing activities	$307,142	$28,406	$246,899	$25,170
Cash flows used in financing activities	$(221,191)	$117,783	$(403,691)	$(227,665)

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of June 30, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.               RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

(a)	Exhibits:

10.1

Form of Award Agreement for granting awards under the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan, incorporated by reference to the Company’s Form 8-K dated April 2, 2010, filed with the Commission on April 2, 2010.

10.2

Second Amended and Restated 2005 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement), incorporated by reference to the Company’s Form 8-K dated June 15, 2010, filed with the Commission on June 18, 2010.

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

101.1

The following financial statements from SL Green Realty Corp.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Gregory F. Hughes

Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date: August 9, 2010