Form 10-Q
period 2010-09-30
SL GREEN REALTY CORP
filed 2010-11-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 78,260,832 as of October 31, 2010.

SL GREEN REALTY CORP.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Realty Corp.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,459,690	$1,379,052
Building and improvements	5,838,978	5,585,584
Building leasehold and improvements	1,288,798	1,280,256
Property under capital lease	12,208	12,208
	8,599,674	8,257,100
Less: accumulated depreciation	(871,910)	(738,422)
	7,727,764	7,518,678
Assets held for sale	—	992
Cash and cash equivalents	270,803	343,715
Restricted cash	153,667	94,495
Investment in marketable securities	72,090	58,785
Tenant and other receivables, net of allowance of $14,402 and $14,271 in 2010 and 2009, respectively	29,470	22,483
Related party receivables	7,088	8,570
Deferred rents receivable, net of allowance of $24,785 and $24,347 in 2010 and 2009, respectively	190,481	166,981
Structured finance investments, net of discount of $40,822 and $46,802 and allowance of $87,768 and $93,844 in 2010 and 2009, respectively	907,936	784,620
Investments in unconsolidated joint ventures	777,556	1,058,369
Deferred costs, net	156,502	139,257
Other assets	294,518	290,632
Total assets	$10,587,875	$10,487,577

Liabilities
Mortgage notes and other loans payable	$2,896,946	$2,595,552
Revolving credit facility	800,000	1,374,076
Senior unsecured notes	831,261	823,060
Accrued interest payable and other liabilities	21,357	34,734
Accounts payable and accrued expenses	144,814	125,982
Deferred revenue/gains	320,712	349,669
Capitalized lease obligation	17,028	16,883
Deferred land leases payable	18,204	18,013
Dividend and distributions payable	14,203	12,006
Security deposits	38,019	39,855
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,202,544	5,489,830

Commitments and contingencies	—	—
Noncontrolling interests in operating partnership	79,117	84,618

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 and 6,300 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	274,000	151,981
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 81,621 and 80,875 issued and outstanding at September 30, 2010 and December 31, 2009, respectively (including 3,369 and 3,360 shares at September 30, 2010 and December 31, 2009, held in Treasury, respectively)	816	809
Additional paid-in-capital	3,570,752	3,525,901
Treasury stock at cost	(303,222)	(302,705)
Accumulated other comprehensive loss	(30,936)	(33,538)
Retained earnings	1,180,667	949,669
Total SL Green stockholders’ equity	4,788,398	4,388,438
Noncontrolling interests in other partnerships	517,816	524,691
Total equity	5,306,214	4,913,129
Total liabilities and equity	$10,587,875	$10,487,577

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Rental revenue, net	$199,347	$189,454	$591,664	$571,094
Escalation and reimbursement	31,491	29,061	91,344	92,595
Preferred equity and investment income	84,377	16,266	125,543	48,697
Other income	8,065	10,988	25,450	40,421
Total revenues	323,280	245,769	834,001	752,807
Expenses
Operating expenses (including approximately $3,391 and $9,572 (2010) and $3,316 and $11,042 (2009) paid to affiliates)	59,320	54,315	170,998	159,809
Real estate taxes	36,534	34,220	112,259	106,344
Ground rent	7,860	7,912	23,360	24,004
Interest expense, net of interest income	57,225	65,366	172,353	182,105
Amortization of deferred financing costs	2,802	3,069	7,110	5,981
Depreciation and amortization	56,932	56,364	169,668	164,477
Loan loss and other investment reserves, net of recoveries	1,338	16,100	12,323	123,677
Transaction related costs	3,254	—	8,416	—
Marketing, general and administrative	18,474	18,869	55,251	54,736
Total expenses	243,739	256,215	731,738	821,133
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	79,541	(10,446)	102,263	(68,326)
Equity in net income from unconsolidated joint ventures	7,544	16,585	32,925	46,486
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	520	—	127,289	6,848
Gain (loss) on equity investment in marketable securities	—	52	(285)	(629)
Gain (loss) on early extinguishment of debt	(511)	8,368	(1,900)	85,401
Income from continuing operations	87,094	14,559	260,292	69,780
Net income from discontinued operations	1,987	1,863	5,420	4,180
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Net income	124,566	4,593	301,197	68,703
Net (income) loss attributable to noncontrolling interests in the operating partnership	(1,786)	214	(4,544)	(1,488)
Net income attributable to noncontrolling interests in other partnerships	(3,735)	(2,358)	(10,831)	(9,518)
Net income attributable to SL Green	119,045	2,449	285,822	57,697
Preferred stock dividends	(7,545)	(4,969)	(22,205)	(14,906)
Net income (loss) attributable to SL Green common stockholders	$111,500	$(2,520)	$263,617	$42,791

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$74,087	$7,158	$98,272	$37,213
Discontinued operations	1,957	1,807	5,328	4,040
Gain (loss) on sale of discontinued operations	34,944	(11,485)	34,884	(5,080)
Gain on sale of unconsolidated joint ventures/ real estate	512	—	125,133	6,618
Net (loss)	$111,500	$(2,520)	$263,617	$42,791

Basic earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.95	$0.09	$1.26	$0.56
Net income from discontinued operations	0.03	0.03	0.07	0.06
Gain (loss) on sale of discontinued operations	0.44	(0.15)	0.45	(0.08)
Gain on sale of unconsolidated joint ventures/ real estate	0.01	—	1.60	0.10
Net income (loss) attributable to SL Green common stockholders	$1.43	$(0.03)	$3.38	$0.64

Diluted earnings per share:
Net income from continuing operations before gain on sale and discontinued operations	$0.94	$0.09	$1.24	$0.56
Net income from discontinued operations	0.03	0.03	0.07	0.06
Gain (loss) on sale of discontinued operations	0.44	(0.15)	0.45	(0.08)
Gain on sale of unconsolidated joint ventures/ real estate	0.01	—	1.60	0.10
Net income (loss) attributable to SL Green common stockholders	$1.42	$(0.03)	$3.36	$0.64

Dividends per share	$0.10	$0.10	$0.30	$0.575
Basic weighted average common shares outstanding	78,227	76,832	78,034	67,196
Diluted weighted average common shares and common share equivalents outstanding	79,781	79,168	79,722	69,580

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

SL Green Realty Corp. Stockholders

	Series C	Series D	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2009	$151,981	$96,321	77,515	$809	$3,525,901	$(302,705)	$(33,538)	$949,669	$524,691	$4,913,129
Comprehensive Income:
Net income								285,822	10,831	296,653	$296,653
Net unrealized loss on derivative instruments							(4,194)			(4,194)	(4,194)
SL Green’s share of joint venture net unrealized loss on derivative instruments							(2,534)			(2,534)	(2,534)
Unrealized gain on marketable securities							9,330			9,330	9,330
Preferred dividends								(22,205)		(22,205)
Redemption of units and DRIP proceeds			470	4	23,338					23,342
Reallocation of noncontrolling interest in the operating partnership								(11,865)		(11,865)
Deferred compensation plan & stock award, net			169	2	472	(517)				(43)
Amortization of deferred compensation plan					18,043					18,043
Deconsolidation of real estate investments								3,011	(9,532)	(6,521)
Net proceeds from preferred stock offering	122,019									122,019
Proceeds from stock options exercised			98	1	2,998					2,999
Cash contributions from noncontrolling interests									2,782	2,782
Cash distributions to noncontrolling interests									(10,956)	(10,956)
Cash distribution declared ($0.30 per common share of which none represented a return of capital for federal income tax purposes)								(23,765)		(23,765)

Balance at September 30, 2010	$274,000	$96,321	78,252	$816	$3,570,752	$(303,222)	$(30,936)	$1,180,667	$517,816	$5,306,214	$299,255

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months
	Ended September 30,
	2010	2009
Operating Activities
Net income	$301,197	$68,703
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,404	172,996
(Gain) loss on sale of discontinued operations	(35,485)	5,257
Equity in net income from unconsolidated joint ventures	(32,925)	(46,486)
Equity in net gain on sale of unconsolidated joint venture interests/ real estate	(127,289)	(6,848)
Distributions of cumulative earnings from unconsolidated joint ventures	19,423	28,890
Loan loss and other investment reserves	12,323	123,677
Loss on equity investment in marketable securities	285	629
(Gain) loss on early extinguishment of debt	1,900	(85,401)
Deferred rents receivable	(30,472)	(19,132)
Other non-cash adjustments	(12,607)	1,163
Changes in operating assets and liabilities:
Restricted cash — operations	(5,717)	19,878
Tenant and other receivables	(3,352)	6,210
Related party receivables	1,609	(909)
Deferred lease costs	(27,331)	(15,497)
Other assets	(1,404)	(27,601)
Accounts payable, accrued expenses and other liabilities	10,272	(6,441)
Deferred revenue and land leases payable	5,218	(4,276)
Net cash provided by operating activities	254,049	214,812
Investing Activities
Acquisitions of real estate property	(183,750)	(8,340)
Additions to land, buildings and improvements	(55,389)	(62,815)
Escrowed cash — capital improvements/acquisition deposits	(5,979)	(5,837)
Investments in unconsolidated joint ventures	(83,355)	(14,522)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	15,160	26,631
Net proceeds from disposition of real estate/ partial interest in property	623,121	27,946
Other investments	(7,811)	(41,082)
Structured finance and other investments net of repayments/participations	(127,007)	40,606
Net cash provided by (used in) investing activities	174,990	(37,413)
Financing Activities
Proceeds from mortgage notes and other loans payable	166,892	186,399
Repayments of mortgage notes and other loans payable	(133,887)	(159,824)
Proceeds from revolving credit facility and senior unsecured notes	303,306	30,433
Repayments of revolving credit facility and senior unsecured notes	(873,940)	(626,207)
Proceeds from stock options exercised and DRIP issuance	14,245	278
Net proceeds from sale of preferred/common stock	122,019	387,230
Deferred compensation - treasury stock	(517)	—
Distributions to noncontrolling interests in other partnerships	(10,952)	(14,030)
Contributions from noncontrolling interests in other partnerships	2,782	—
Redemption of noncontrolling interests in operating partnership	(11,096)	—
Distributions to noncontrolling interests in operating partnership	(387)	(1,985)
Dividends paid on common and preferred stock	(43,607)	(65,574)
Deferred loan costs and capitalized lease obligation	(36,809)	(6,936)
Net cash used in financing activities	(501,951)	(270,216)
Net decrease in cash and cash equivalents	(72,912)	(92,817)
Cash and cash equivalents at beginning of period	343,715	726,889
Cash and cash equivalents at end of period	$270,803	$634,072

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of September 30, 2010, noncontrolling investors held, in the aggregate, a 1.6% limited partnership interest in the operating partnership.  We refer to this as the noncontrolling interests in the operating partnership.  See Note 13.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of our operating partnership.

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	22	15,141,945	91.0%
	Unconsolidated properties	8	7,182,515	94.1%

Suburban	Consolidated properties	25	3,863,000	81.8%
	Unconsolidated properties	6	2,941,700	93.8%
		61	29,129,160	90.9%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 366,312 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

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

September 30, 2010

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated and unconsolidated properties to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected cash flows.  We do not believe that the value of any of our consolidated or unconsolidated real estate properties or investments in unconsolidated joint ventures was impaired at September 30, 2010 and December 31, 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

We recognized an increase of approximately $6.1 million, $18.9 million, $6.1 million and $16.6 million in rental revenue for the three and nine months ended September 30, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $0.3 million, $1.2 million, $0.3 million and $2.4 million for the three and nine months ended September 30, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	September 30, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$257,413	$236,594
Accumulated amortization	(121,982)	(98,090)
Net	$135,431	$138,504

Identified intangible liabilities (included in deferred revenue):
Gross amount	$487,750	$480,770
Accumulated amortization	(205,016)	(164,073)
Net	$282,734	$316,697

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at September 30, 2010 is approximately $5.6 million in net unrealized gains related to marketable securities.

At September 30, 2010, we held the following marketable securities (in thousands):

Level 1 — Equity marketable securities	$9,398
Level 2 — Bonds	62,692
Total marketable securities available-for-sale	$72,090

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded approximately $5.0 million, $15.0 million, none and $54.6 million in loan loss reserves during the three and nine months ended September 30, 2010 and 2009, respectively, on investments being held to maturity and none, $1.0 million, $16.1 million and $69.1 million on investments held for sale during the three and nine months ended September 30, 2010 and 2009, respectively.  We also recorded approximately $3.7 million in recoveries during the three and nine months ended September 30, 2010 in connection with the sale of a loan.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $0.9 million and $0.7 million in Federal, state and local tax expense during the nine months ended September 30, 2010 and 2009, respectively.  We made estimated tax payments of $0.3 million and $0.8 million during the nine months ended September 30, 2010 and 2009, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2010 and 2009, respectively.

	2010	2009
Dividend yield	2.00%	5.79%
Expected life of option	5.9 years	5 years
Risk-free interest rate	2.84%	1.55%
Expected stock price volatility	50.47%	55.07%

Earnings Per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, as well as units of limited partnership, were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  This also includes units of limited partnership interest.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.1% of our annualized rent, no other tenant in our portfolio accounts for more than 6.0% of our annualized rent, including our share of joint venture annualized rent at September 30, 2010.  Approximately 7%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended September 30, 2010.  Three investments each accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2010.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  This guidance is effective for the fourth quarter of 2010 and as it only amends existing disclosure requirements we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination.  This guidance is effective for the third quarter of 2010, though early adoption is permitted. Adoption of this guidance in the third quarter of 2010 did not have a material effect on our consolidated financial statements.

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

3.  Property Acquisitions

In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property.  Our initial investment totaled $40.9 million which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy in the summer of 2007.  At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing.  Gramercy declined to fund its share of this capital and instead transferred its interests in the investment to us at closing, subject to certain future contingent payments to Gramercy.  The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR.  The restructured mortgage matures in January 2013 and has a one-year extension option.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

In August 2010, we acquired 125 Park Avenue, a Manhattan office tower for $330 million.  In connection with the acquisition, we assumed $146.25 million of in-place financing.  The 5.748% interest-only loan matures in October 2014.  We have not yet obtained all the information necessary to finalize our estimates to complete the purchase price allocations. The purchase price allocations will be finalized once we receive the outstanding information which we expect to occur during the fourth quarter of 2010.

4.  Property Dispositions and Assets Held for Sale

In September 2010, we sold the property located at 19 West 44th Street in Manhattan for $123.2 million and realized a gain on the sale of approximately $35.5 million. The sale generated approximately $114.6 million of proceeds for the Company.

At September 30, 2010, discontinued operations included the results of operations of real estate assets under contract or sold prior to that date.  This included 55 Corporate Drive, NJ, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6), 399 Knollwood Road, Westchester, which was sold in August 2009 and 19 West 44th Street, which was sold in September 2010.

The following table summarizes income from discontinued operations and the related realized gain (loss) on sale of discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$2,785	$3,645	$8,774	$11,792
Escalation and reimbursement revenues	836	902	2,412	2,657
Other income	361	(1)	429	6,528
Total revenues	3,982	4,546	11,615	20,977
Operating expense	1,081	1,123	2,791	3,625
Real estate taxes	509	688	1,778	2,264
Interest expense, net of interest income	—	204	—	1,071
Marketing, general and administrative	—	—	—	7,299
Depreciation and amortization	405	668	1,626	2,538
Total expenses	1,995	2,683	6,195	16,797
Income from discontinued operations	1,987	1,863	5,420	4,180
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Income (loss) from discontinued operations	$37,472	$(9,966)	$40,905	$(1,077)

5.  Structured Finance Investments

During the nine months ended September 30, 2010 and 2009, our structured finance and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $437.7 million and $61.0 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $315.3 million and $193.5 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in structured finance investments.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

As of September 30, 2010 and December 31, 2009, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	60,000	205,000	59,069	58,760	February 2016
Mortgage/ Mezzanine Loan(1)	50,000	174,329	46,346	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	39,669	39,125	October 2016
Mezzanine Loan(1)(3)(9)(10)(11)	75,000	4,273,051	70,092	70,092	December 2016
Other Loan(1)(5)(9)(11)	—	—	—	5,350	—
Whole Loan(2)(3)(9)(17)	—	—	—	9,636	—
Mezzanine Loan(1)(2)(4)(9)(11)	25,000	309,985	27,422	26,605	January 2013
Mezzanine Loan(1)	16,000	90,000	15,697	15,697	August 2017
Mezzanine Loan(3)(13)	—	—	—	40,938	—
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1)(6)(9)(11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan(1)(11) (12)	67,000	1,139,000	84,062	84,636	March 2017
Mezzanine Loan(14)	—	—	—	35,908	—
Mezzanine Loan(3)(9)(11)	22,644	—	—	—	—
Junior Participation(1)(9)	11,000	53,000	11,000	11,000	November 2011
Junior Participation(7)(9)	12,000	61,250	10,875	10,875	June 2012
Junior Participation(9)(11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation(8)(9)	50,000	2,192,522	47,509	47,691	April 2011
Mortgage/ Mezzanine Loan(2)(16)	146,164	285,000	137,222	104,431	July 2012
Whole Loan(1)(3)	9,375	—	9,918	9,902	February 2015
Junior Participation	35,041	210,000	41,113	30,548	January 2012
Mortgage/mezzanine loan(15)	—	—	—	167,717	—
Whole loan(1)	11,150	—	11,150	—	November 2013
Junior Participation(18)	9,113	70,800	9,113	—	October 2011
Mezzanine Loan(1)	201,375	755,000	201,375	—	June 2016
Mezzanine Loan(1)	15,000	75,000	15,000	—	July 2013
Mortgage(19)	86,339	—	86,339	—	June 2012
Loan loss reserve(9)	—	—	(105,783)	(101,866)	—
	$965,838	$10,122,135	$837,492	$712,349

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.
(5)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008. We were foreclosed out of this loan in September 2010.

(6)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(7)	This loan was extended for two years to June 2012.
(8)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses. This includes a $1.0 million and $69.1 million mark-to-market adjustment against our held for sale investment during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

(10)	This investment which was classified as held for sale at June 30, 2010 and December 31, 2009 was sold in August 2010.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.
(13)

This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement in August 2009. We foreclosed on this property in January 2010.

(14)	We acquired Gramercy’s interest in this investment in July 2009 for approximately $16.0 million. This investment was sold in February 2010.
(15)

In connection with the sale in September 2010, of 510 Madison Avenue by the owner, the first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. In connection with the repayment of the loans, we recognized additional income of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income.

(16)	Gramercy holds a pari passu interest in the mezzanine loan.
(17)	This loan was repaid in August 2010.
(18)	The maturity date for this loan was extended for one year to October 2011.
(19)	We hold an 88% interest in the consolidated joint venture that acquired this loan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Preferred Equity Investments

As of September 30, 2010 and December 31, 2009, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.1% (in thousands):

Type	Gross Investment	Senior Financing	2010 Amount Outstanding	2009 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(3)(5)(8)	$—	$—	$—	$15,000	—
Preferred equity(1)(2)(6)(7)	51,000	208,181	44,972	41,791	February 2014
Preferred equity(3)(5)	34,120	88,000	31,178	31,178	March 2010
Preferred equity(3)(4)	44,733	984,708	46,372	46,372	August 2012
Loan loss reserve(3)	—	—	(52,078)	(61,078)	—
	$129,853	$1,280,889	$70,444	$73,263

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset.
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
(7)

This investment was classified as held for sale at September 30, 2009, but as held-to-maturity at December 31, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

(8)	We recovered approximately $3.7 million from the sale of this loan which had previously been fully reserved.

The following table is a rollforward of our total allowance for loan loss reserves at September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Balance at beginning of year	$93,844	$98,916
Expensed	15,985	145,855
Recoveries	(3,662)	—
Charge-offs	(18,399)	(150,927)
Balance at end of period	$87,768	$93,844

At September 30, 2010 and December 31, 2009, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

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

In May 2010, Green Hill Acquisition LLC, a wholly owned subsidiary of ours, sold its 45% beneficial interest in the property known as 1221 Avenue of the Americas, located in Manhattan, to a wholly owned subsidiary of CPPIB, for total consideration of $577.4 million, of which approximately $95.9 million represented payment for existing reserves and the assumption of our pro-rata share of in-place financing. The sale generated proceeds to us of approximately $500.9 million.  We recognized a gain of approximately $126.8 million on the sale of our interest.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

The table below provides general information on each of our joint ventures as of September 30, 2010 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

1515 Broadway(2)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(3)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(4)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(5)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(6)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(7)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(8)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(9)	Sutton/Rapport	45.00%	45.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Street	Sutton	50.00%	50.00%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 77.9% of this joint venture’s annualized rent at September 30, 2010.

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

(4)	We have the ability to syndicate our interest down to 14.79%.
(5)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(6)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(7)	We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.
(8)	The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.
(9)

The deconsolidation of this joint venture in 2010, resulted in an adjustment to retained earnings of approximately $3.0 million and to the noncontrolling interests in other partnerships of approximately $9.5 million.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2010	2009

1515 Broadway(2)	12/2014	3.50%	$465,962	$475,000
100 Park Avenue(3)	09/2014	6.64%	$200,000	$200,000
379 West Broadway	07/2011	1.96%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.31%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway(4)	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.66%	$87,613	$85,478
388 and 390 Greenwich Street(5)	12/2017	5.09%	$1,138,379	$1,138,379
16 Court Street	10/2013	2.81%	$87,035	$88,573
27-29 West 34th Street	05/2011	1.96%	$54,488	$54,800
1551-1555 Broadway(6)	10/2011	4.32%	$129,850	$133,600
717 Fifth Avenue(7)	09/2011	5.25%	$245,000	$245,000
141 Fifth Avenue	06/2017	5.70%	$25,000	$25,000
180/182 Broadway and 63 Nassau Street(8)	02/2011	2.56%	$23,903	$22,534
600 Lexington Avenue(9)	03/2014	5.74%	$49,850	$—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2010.
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

(6)	This amortizing loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.
(7)	This loan has a committed amount of $285.0 million.
(8)	This loan has a committed amount of $31.0 million.
(9)	See Note 19.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.6 million, $11.7 million, $2.8 million and $16.0 million for these services for the three and nine months ended September 30, 2010, and 2009, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At September 30, 2010, we held 6,219,370 shares, or approximately 12.47% of Gramercy’s common stock.  Our total investment of approximately $8.6 million is based on the market value of our common stock investment in Gramercy at September 30, 2010.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

Prior to Gramercy’s internalization of GKK Manager LLC, or the Manager (a former wholly-owned subsidiary of our operating partnership which was the external manger to Gramercy), which we refer to as the GKK Internalization, we were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  This arrangement was terminated when the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partnership interests were waived since July 1, 2008.

In connection with Gramercy’s initial public offering, the Manager entered into a management agreement with Gramercy, which provided for an initial term through December 2007, and which was subsequently extended through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  In addition, Gramercy also paid the Manager a collateral management fee. For the three and nine months ended September 30, 2009, we received an aggregate of approximately none and $6.5 million, respectively, and we received nothing under the collateral management agreement in either period.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.  In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

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

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2009, the Manager received an aggregate of approximately none and $1.0 million, respectively, under the outsourcing and asset servicing agreements.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

Effective May 2005, June 2009 and October 2009, Gramercy entered into three lease agreements with an affiliate of ours, for their corporate offices at 420 Lexington Avenue in Manhattan.  The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten.  The second lease is for approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per annum for year one increasing to $42,800 per annum in year six.  The third lease is for approximately 1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

Gramercy holds tenancy-in-common interests along with us in 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

A consolidated affiliate of ours held an investment in Gramercy’s preferred stock with a market value of approximately $0.8 million at September 30, 2010.

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

In 2009, we, as well as a consolidated affiliate of ours, entered into consulting agreements with Gramercy whereby Gramercy provides services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments.  We pay 10 basis points and our affiliate pays 25 basis points of the principal amount of all trades executed.  We and our affiliate paid approximately $48,000 in aggregate fees for such services during the nine months ended September 30, 2010.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

The condensed combined balance sheets for the unconsolidated joint ventures, at September 30, 2010 and December 31, 2009, are as follows (in thousands):

	2010	2009
Assets
Commercial real estate property, net	$5,377,548	$6,095,668
Other assets	601,515	665,065
Total assets	$5,979,063	$6,760,733

Liabilities and members’ equity
Mortgages payable	$4,093,632	$4,177,382
Other liabilities	244,900	276,805
Members’ equity	1,640,531	2,306,546
Total liabilities and members’ equity	$5,979,063	$6,760,733
Company’s net investment in unconsolidated joint ventures	$777,556	$1,058,369

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2010 and 2009, or partial period for acquisitions which closed during these periods, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$132,817	$329,752	$456,779	$991,234
Operating expenses	21,659	74,808	74,015	226,714
Real estate taxes	13,474	30,870	53,371	96,258
Interest expense, net of interest income	51,174	111,475	152,061	341,580
Depreciation and amortization	37,874	65,364	120,765	203,006
Other income/ expenses	—	219,611	1,075	463,954
Total expenses	124,181	502,128	401,287	1,331,512
Net income (loss) before gain on sale	$8,636	$(172,376)	$55,492	$(340,278)
Company’s equity in net income of unconsolidated joint ventures	$7,544	$16,585	$32,925	$46,486

7.  Deferred Costs

Deferred costs at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Deferred financing	$77,375	$68,181
Deferred leasing	187,878	163,372
	265,253	231,553
Less accumulated amortization	(108,751)	(92,296)
Deferred costs, net	$156,502	$139,257

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

8.  Mortgage Notes and Other Loans Payable

The first mortgage notes and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2010 and December 31, 2009, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2010	2009
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1)(7)	09/2016	7.52%	149,627	150,561
673 First Avenue(1)	02/2013	5.67%	30,994	31,608
220 East 42nd Street(1)	11/2013	5.24%	195,813	198,871
625 Madison Avenue(1)(8)	11/2015	7.22%	132,955	135,117
609 Fifth Avenue(1)	10/2013	5.85%	96,877	97,952
609 Partners, LLC(1)(9)	07/2014	5.00%	35,421	41,391
485 Lexington Avenue(1)	02/2017	5.61%	450,000	450,000
120 West 45th Street(1)	02/2017	6.12%	170,000	170,000
919 Third Avenue(1)(3)	08/2011	6.87%	221,305	224,104
300 Main Street(1)	02/2017	5.75%	11,500	11,500
500 West Putnam(1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue (4)	—	—	—	25,000
One Madison Avenue(1)(5)	05/2020	5.91%	643,128	651,917
125 Park Avenue	10/2014	5.75%	146,250	—
Total fixed rate debt			2,428,870	2,333,021
180/182 Broadway(1)(4)	—	—	—	22,534
100 Church Street(1)	01/2013	5.00%	139,672	---
Landmark Square(1)(6)	02/2011	2.15%	113,226	116,517
28 West 44th Street(1)	08/2013	2.51%	122,386	123,480
Other loan payable(10)	06/2013	3.23%	62,792	—
Other loan payable	06/2016	3.05%	30,000	—
Total floating rate debt			468,076	262,531
Total mortgage notes and other loans payable			$2,896,946	$2,595,552

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended September 30, 2010.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	This investment was deconsolidated in 2010.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	This loan has one remaining one-year as-of-right renewal option.
(7)

The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(8)	In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.
(9)	This loan was paid down by $22.5 million in August 2009 and $4.0 million in March 2010.
(10)	This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds.

In September 2010, we repaid a $104.0 million loan payable which had been secured by our interest in a structured finance investment.

At September 30, 2010 and December 31, 2009 the gross book value of the assets collateralizing the mortgage notes and loans payable was approximately $4.9 billion and $4.5 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$57,704	$66,236	$173,704	$185,654
Interest income	(479)	(870)	(1,351)	(3,549)
Interest expense, net	$57,225	$65,366	$172,353	$182,105
Interest capitalized	$—	$38	$—	$98

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

9.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $0.8 billion and carried a spread over LIBOR of 80 basis points at September 30, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at September 30, 2010 by the issuance of approximately $24.0 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.12% for the three months ended September 30, 2010.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,755	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	122,448	3.00%	20	March 30, 2027
	$831,261

(1)          Assumed as part of the Reckson Merger.

(2)          Exchangeable senior debentures which are currently callable at 100% of par.  In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the nine months ended September 30, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million.  On the date of the Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)          In March 2007, we issued $750.0 million of these convertible bonds.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.  During the nine months ended September 30, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million.  On the issuance date, $66.6 million was recorded in equity.  As of September 30, 2010, approximately $4.4 million remained unamortized.

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

September 30, 2010

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were redeemed at par.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgage notes and other loans payable, our 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2010, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$7,608	$—	$—	$—	—	7,608	$2,078
2011	29,950	216,656	—	—	84,823	331,429	218,698
2012	33,455	113,227	800,000	—	122,448	1,069,130	62,080
2013	34,078	622,774	—	—	—	656,852	37,146
2014	30,042	181,671	—	—	98,578	310,291	361,917
Thereafter	170,626	1,456,859	—	100,000	525,412	2,252,897	1,137,199
	$305,759	$2,591,187	$800,000	$100,000	$831,261	$4,628,207	$1,819,118

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $3.4 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion at September 30, 2010.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.2 billion compared to the book value of approximately $1.3 billion at September 30, 2010.  Our structured finance investments had an estimated fair value ranging between $544.8 million and $817.1 million, compared to the book value of approximately $907.9 million at September 30, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.6 million, $1.6 million, $0.4 million and $1.3 million for the three and nine months ended September 30, 2010 and 2009, respectively.  We paid Alliance approximately $3.4 million, $9.6 million, $3.3 million and $11.0 million for the three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000, $293,000, $89,000 and $269,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

Other

Amounts due from related parties at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Due from (to) joint ventures	$692	$228
Officers and employees	—	153
Other	6,396	8,189
Related party receivables	$7,088	$8,570

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2010, 78,252,240 shares of common stock and no shares of excess stock were issued and outstanding.

Perpetual Preferred Stock

In January 2010, we sold 5,400,000 shares of our Series C preferred stock in an underwritten public offering.  As a result of  this offering, we have 11,700,000 shares of the Series C preferred stock outstanding.  The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at our option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%.  We used the net offering proceeds of approximately $122.0 million for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

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

During the nine months ended September 30, 2010 and 2009, approximately 251,000 and 142 shares were issued and approximately $11.3 million and $3,300 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Second Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award.  Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan has been previously terminated by the Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. At September 30, 2010, approximately 5.2 million fungible units were available for issuance under the 2005 Plan, or 6.6 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

A summary of the status of our stock options as of September 30, 2010 and December 31, 2009 and changes during the periods then ended are presented below:

	2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,324,221	$56.74	937,706	$61.33
Granted	25,500	$52.89	443,850	$46.08
Exercised	(98,341)	$30.50	(22,000)	$28.17
Lapsed or cancelled	(41,833)	$77.33	(35,335)	$62.75
Balance at end of period	1,209,547	$58.08	1,324,221	$56.74

Options exercisable at end of period	641,852	$68.90	595,851	$62.17
Weighted average fair value of options granted during the period	$564,671		$8,276,500

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2010 was approximately $25.6 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 4.9 years and 4.6 years, respectively.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Stock-based Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  A summary of our restricted stock as of September 30, 2010 and the related expense during the nine months then ended are presented below:

Nine Months Ended September 30,
Restricted Stock Awards	2010
Balance at beginning of year	2,330,532
Granted	190,657
Cancelled	(3,167)
Balance at end of period	2,518,022
Vested during the period	34,527
Compensation expense recorded	$9,919,348

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  We recorded compensation expense of none, $23,000, $29,500 and $88,500 related to this plan during the three and nine months ended September 30, 2010 and 2009, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately none, $1.6 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The cost of the 2010 Long Term Compensation Plan (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.3 million and $2.8 million during the three and nine months ended September 30, 2010 related to this program.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

During the nine months ended September 30, 2010, approximately 9,300 phantom stock units were earned.  As of September 30, 2010, there were approximately 57,700 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2010, approximately 45,300 shares of our common stock had been issued under the ESPP.

Earnings Per Share

Earnings per share for the three and nine months ended September 30, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator (Income)
Basic Earnings:
Income (loss) attributable to SL Green common stockholders	$111,500	$(2,520)	$263,617	$42,791
Effect of Dilutive Securities:
Redemption of units to common shares	1,786	(214)	4,544	1,488
Stock options	—	—		—
Diluted Earnings:
Income (loss) attributable to SL Green common stockholders	$113,286	$(2,734)	$268,161	$44,279

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	78,227	76,832	78,034	67,196
Effect of Dilutive Securities:
Redemption of units to common shares	1,210	2,336	1,345	2,337
3.0% exchangeable senior debentures	—	—	—	—
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	344	—	343	47
Diluted Shares	79,781	79,168	79,722	69,580

We have excluded approximately 794,000, 804,000, 499,000 and 939,000 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2010 and 2009, respectively, as they were anti-dilutive.

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

13.  Noncontrolling Interests in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of September 30, 2010 and December 31, 2009, the noncontrolling interest unit holders owned 1.6% (1,249,274 units) and 2.1% (1,684,283 units) of the operating partnership, respectively.  At September 30, 2010, 1,249,274 shares of our common stock were reserved for the conversion of units of limited partnership interest in our operating partnership.

We record the carrying value of the noncontrolling interests in the operating partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the operating partnership below (in thousands):

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Balance at beginning of period	$84,618	$87,330
Distributions	(387)	(1,511)
Issuance of units	2,874	—
Redemption of units	(23,187)	(28,562)
Net income	4,544	1,221
Accumulated other comprehensive income (loss) allocation	(1,210)	2,923
Fair value adjustment	11,865	23,217
Balance at end of period	$79,117	$84,618

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2010 (in thousands):

September 30,	Capital lease	Non-cancellable operating leases

2010	$387	$7,432
2011	1,555	28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
Thereafter	45,651	580,600
Total minimum lease payments	52,258	$701,498
Less amount representing interest	35,230
Present value of net minimum lease payments	$17,028

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at September 30, 2010 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$128,000	6.000%		2/2010	2/2011	$—
Interest Rate Cap	$139,672	5.000%		1/2010	1/2011	$—
Interest Rate Swap	$30,000	2.295%		7/2010	6/2016	$(1,102)

Currency Hedge	$20,748	1.55185	GBP-USD	9/2010	12/2012	$(82)

The currency hedge has not been designated as a hedging instrument.

On September 30, 2010, the derivative instruments were reported as an obligation at their fair value of approximately $1.0 million.  This is included in Other Liabilities on the consolidated balance sheet at September 30, 2010.  Included in Accumulated Other Comprehensive Loss at September 30, 2010 was approximately $15.2 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $21.4 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $15.2 million balance noted above.

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

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Selected results of operations for the three and nine months ended September 30, 2010 and 2009, and selected asset information as of September 30, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2010	$238,903	$84,377	$323,280
September 30, 2009	229,503	16,266	245,769

Nine months ended:
September 30, 2010	$708,458	$125,543	$834,001
September 30, 2009	704,110	48,697	752,807

Income from continuing operations:
Three months ended:
September 30, 2010	$6,109	$80,465	$86,574
September 30, 2009	16,421	(1,862)	14,559

Nine months ended:
September 30, 2010	$27,414	$105,589	$133,003
September 30, 2009	144,737	(81,805)	62,932

Total assets
As of:
September 30, 2010	$9,674,631	$913,244	$10,587,875
December 31, 2009	9,698,430	789,147	10,487,577

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $18.5 million, $55.3 million, $18.9 million and $54.7 million for the three and nine months ended September 30, 2010 and 2009, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Income from continuing operations	$86,574	$14,559	$133,003	$62,932
Gain on sale of joint venture interest/real estate	520	—	127,289	6,848
Income (loss)/gains from discontinued operations	37,472	(9,966)	40,905	(1,077)
Net income	124,566	4,593	301,197	68,703
Net income attributable to noncontrolling interests	(5,521)	(2,144)	(15,375)	(11,006)
Net income attributable to SL Green	119,045	2,449	285,822	57,697
Preferred stock dividend	(7,545)	(4,969)	(22,205)	(14,906)
Net income (loss) attributable to SL Green common stockholders	$111,500	$(2,520)	$263,617	$42,791

SL Green Realty Corp.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Issuance of common stock as deferred compensation	$474	$529
Redemption of units in the operating partnership	12,091	244
Derivative instruments at fair value	14,268	14,676
Mortgage assigned upon asset sale	—	113,517
Tenant improvements and lease commissions payable	7,621	10,166
Assumption of mortgage loans	285,922	—
Structured finance and other investments acquired	30,000	13,831
Deconsolidation of real estate investments - assets	60,783	—
Deconsolidation of real estate investments - liabilities	47,533	—

19.  Subsequent Events

In October 2010, our operating partnership issued $345.0 million of 3.00% exchangeable senior notes due 2017, inclusive of the $45.0 million overallotment option, with a 30% conversion premium, resulting in an initial conversion price of $85.81. Our operating partnership received net proceeds from the offering of approximately $336.5 million.  These notes are guaranteed by ROP.

In October 2010, the joint venture that owns 600 Lexington Avenue closed on a new $125.0 million seven-year mortgage which replaces the $49.85 million mortgage assumed as part of the acquisition. The new mortgage bears interest at a rate of 200 basis points over the 30-day LIBOR and is interest only for the first two years.

In October 2010, we reached an agreement to recapitalize Three Columbus Circle.  The recapitalization includes a standby mortgage commitment and a potential future investment by us that will make funds available for the completion of the redevelopment and lease-up of the property.

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

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	15,141,945	91.0%
	Unconsolidated properties	8	7,182,515	94.1%

Suburban	Consolidated properties	25	3,863,000	81.8%
	Unconsolidated properties	6	2,941,700	93.8%
		61	29,129,160	90.9%

(1)  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 366,312 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

Refer to our 2009 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include rental property, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies in 2010.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The following comparison for the three months ended September 30, 2010, or 2010, to the three months ended September 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at September 30, 2010 and total 44 of our 47 consolidated properties, representing approximately 73% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$199.3	$189.5	$9.8	5.2%
Escalation and reimbursement revenue	31.5	29.1	2.4	8.3
Total	$230.8	$218.6	$12.2	5.6%

Same-Store Properties	$218.9	$216.1	$2.8	1.3%
Acquisitions	10.8	1.6	9.2	575.0
Other	1.1	0.9	0.2	22.2
Total	$230.8	$218.6	$12.2	5.6%

Occupancy in the Same-Store Properties was 94.8% at September 30, 2009, 93.5% at December 31, 2009 and 91.9% at September 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2010 compared to a partial period or not being included in 2009.

During the quarter, we signed or commenced 55 leases in the Manhattan portfolio totaling 586,593 square feet, of which 44 leases and 510,463 square feet represented office leases.  Average starting Manhattan office rents of $41.22 per rentable square foot on the 510,463 square feet of office leases signed or commenced during the quarter represented a 1.3% increase over the previously fully escalated rents.  The average lease term was 10.8 years and average tenant concessions were 3.22 months of free rent with a tenant improvement allowance of $18.78 per rentable square foot.

During the quarter, we signed 18 leases in the Suburban portfolio totaling 206,866 square feet, of which 17 leases and 206,666 square feet represented office leases.  Average starting Suburban office rents of $29.31 per rentable square foot for the quarter represented a 9.1% decrease over the previously fully escalated rents.

At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.0% and 4.5% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.6% of the space leased at our consolidated properties expires during the remainder of 2010.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Same-Store Properties ($1.4 million) and an increase in recoveries from the Acquisitions ($0.8 million).  The increase in recoveries at the Same-Store Properties was primarily due to higher operating expense escalations ($2.3 million) which were partially offset by lower real estate tax escalations ($0.5 million) and electric reimbursements ($0.4 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$7.5	$16.6	$(9.1)	(54.8)%
Investment and preferred equity income	84.3	16.3	68.0	417.2
Other income	8.1	11.0	(2.9)	(26.4)
Total	$99.9	$43.9	$56.0	127.6%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 800 Third Avenue ($0.3 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($9.8 million) and 1515 Broadway ($2.2 million).   This was partially offset by higher net income contributions primarily from our investments in 100 Park Avenue ($2.0 million), 141 Fifth Avenue ($1.2 million), the Meadows ($0.5 million) and 717 Fifth Avenue ($0.3 million).

Occupancy at our joint venture properties was 95.4% at September 30, 2009, 95.1% at December 31, 2009 and 94.2% at September 30, 2010.  At September 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 14.0% and 8.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2010.

Investment and preferred equity income increased during the current quarter due to new investment activity.  In addition, in September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income.  The weighted average investment balance outstanding and weighted average yield were $919.3 million and 9.1%, respectively, for 2010 compared to $610.0 million and 9.3%, respectively, for 2009.

The decrease in other income was primarily due to lower lease buy-out income ($6.2 million) which was partially offset by higher fee and other income earned ($3.3 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$59.3	$54.3	$5.0	9.2%
Real estate taxes	36.5	34.2	2.3	6.7
Ground rent	7.9	7.9	—	—
Total	$103.7	$96.4	$7.3	7.6%

Same-Store Properties	$94.9	$91.9	$3.0	3.3%
Acquisitions	6.0	0.8	5.2	650.0
Other	2.8	3.7	(0.9)	(24.3)
Total	$103.7	$96.4	$7.3	7.6%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $2.0 million.  There were increases in payroll costs ($0.8 million), utilities ($0.3 million), insurance ($0.1 million), repairs and maintenance ($0.3 million) and other expenses ($0.6 million).  This was partially offset by decreases in ground rent expenses ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.0 million) due to higher assessed property values and/or increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$60.0	$68.4	$(8.4)	(12.3)%
Depreciation and amortization expense	56.9	56.4	0.5	0.9
Loan loss reserves, net of recoveries	1.3	16.1	(14.8)	(91.9)
Transaction related costs	3.3	—	3.3	—
Marketing, general and administrative expense	18.5	18.9	(0.4)	(2.1)
Total	$140.0	$159.8	$(19.8)	(12.4)%

The decrease in interest expense was primarily attributable to the weighted average debt balance decreasing from $5.0 billion as of September 30, 2009 to $4.6 billion as of September 30, 2010.  The weighted average interest rate increased from 4.27% for the quarter ended September 30, 2009 to 4.99% for the quarter ended September 30, 2010.

We expensed approximately $3.3 million of transaction related costs during the three months ended September 30, 2010.

Marketing, general and administrative expense represented 5.7% of total revenues in 2010 compared to 7.7% in 2009.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

The following comparison for the nine months ended September 30, 2010, or 2010, to the nine months ended September 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at September 30, 2010 and total 44 of our 47 consolidated properties, representing approximately 73% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$591.7	$571.1	$20.6	3.6%
Escalation and reimbursement revenue	91.3	92.6	(1.3)	(1.4)
Total	$683.0	$663.7	$19.3	2.9%

Same-Store Properties	$656.3	$651.4	$4.9	0.8%
Acquisitions	23.0	7.6	15.4	202.6
Other	3.7	4.7	(1.0)	(21.3)
Total	$683.0	$663.7	$19.3	2.9%

Occupancy in the Same-Store Properties was 94.8% at September 30, 2009, 93.5% at December 31, 2009 and 91.9% at September 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the nine months in 2010 compared to a partial period or not being included in 2009.

During the nine months ended September 30, 2010, we signed or commenced 169 leases in the Manhattan portfolio totaling 1,636,121 square feet, of which 140 leases and 1,473,276 square feet represented office leases.  Average starting Manhattan office rents of $42.15 per rentable square foot on the 1,473,276 square feet of office leases signed or commenced during the nine months ended September 30, 2010 represented a 2.8% decrease over the previously fully escalated rents.  The average lease term was 9.3 years and average tenant concessions were 3.86 months of free rent with a tenant improvement allowance of $23.57 per rentable square foot.

During the nine months ended September 30, 2010, we signed 86 leases in the Suburban portfolio totaling 565,197 square feet, of which 70 leases and 524,673 square feet represented office leases.  Average starting Suburban office rents of $29.30 per rentable square foot for the nine months ended September 30, 2010 represented an 8.6% decrease over the previously fully escalated rents.

At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.0% and 4.5% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.6% of the space leased at our consolidated properties expires during the remainder of 2010.

The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($2.5 million) which was partially offset by an increase in recoveries from the Acquisitions ($0.9 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower real estate tax escalations ($0.2 million) and electric reimbursements ($2.6 million) which were partially offset by higher operating expense escalations ($0.4 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$32.9	$46.5	$(13.6)	(29.3)%
Investment and preferred equity income	125.5	48.7	76.8	157.7
Other income	25.5	40.4	(14.9)	(36.9)
Total	$183.9	$135.6	$48.3	35.6%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 521 Fifth Avenue ($0.7 million), 600 Lexington Avenue due to the expensing of transaction related costs ($0.6 million), 1604 Broadway ($0.4 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($12.9 million) and 1515 Broadway ($8.6 million).   This was partially offset by higher income contributions primarily from our investments in Gramercy ($3.5 million), 141 Fifth Avenue ($1.2 million), 717 Fifth Avenue ($0.4 million), 29 West 34th Street ($1.0 million) and 100 Park Avenue ($4.4 million).

Occupancy at our joint venture properties was 95.4% at September 30, 2009, 95.1% at December 31, 2009 and 94.2% at September 30, 2010.  At September 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 14.0% and 8.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2010.

Investment and preferred equity income increased primarily due to new investment activity.  In addition, in September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income.  The weighted average investment balance outstanding and weighted average yield were $840.3 million and 9.0%, respectively, for 2010 compared to $654.5 million and 8.6%, respectively, for 2009.

The decrease in other income was primarily due to lower fee and other income earned ($11.2 million) as well as lower lease buy-out income ($3.7 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$171.0	$159.8	$11.2	7.0%
Real estate taxes	112.3	106.3	6.0	5.6
Ground rent	23.4	24.0	(0.6)	(2.5)
Total	$306.7	$290.1	$16.6	5.7%

Same-Store Properties	$281.4	$276.8	$4.6	1.7%
Acquisitions	13.7	2.7	11.0	407.4
Other	11.6	10.6	1.0	9.4
Total	$306.7	$290.1	$16.6	5.7%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $1.6 million.  There were increases in payroll costs ($2.4 million), repairs and maintenance ($1.2 million) and insurance costs ($0.7 million).  This was partially offset by decreases in utilities ($2.0 million) and ground rent ($0.7 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.9 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$179.5	$188.1	$(8.6)	(4.6)%
Depreciation and amortization expense	169.7	164.5	5.2	3.2
Loan loss reserves, net of recoveries	12.3	123.7	(111.4)	(90.1)
Transaction related costs	8.4	—	8.4	—
Marketing, general and administrative expense	55.3	54.7	0.6	1.1
Total	$425.2	$531.0	$(105.8)	(19.9)%

The decrease in interest expense was primarily attributable to the early repurchase of our exchangeable and non-exchangeable notes and the reduction of the outstanding balance on our 2007 unsecured revolving credit facility.  The weighted average interest rate increased from 4.32% for the nine months ended September 30, 2009 to 4.68% for the nine months ended September 30, 2010.  The weighted average debt balance decreased from $5.2 billion as of September 30, 2009 to $4.8 billion as of September 30, 2010.

We expensed approximately $8.4 million of transaction related costs during the nine months ended September 30, 2010.  Of these costs, $6.6 million were required to be expensed under new accounting guidelines which took effect in 2009.

Transaction costs included approximately $1.8 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

Marketing, general and administrative expense represented 6.6% of total revenues in 2010 compared to 7.3% in 2009.

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

Our combined aggregate principal maturities of our property mortgages, other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$7,608	$246,606	$146,682	$656,852	$211,713	$1,627,485	$2,896,946
Corporate obligations	—	84,823	922,448	—	98,578	625,412	1,731,261
Joint venture debt-our share	2,078	218,698	62,080	37,146	361,917	1,137,199	1,819,118
Total	$9,686	$550,127	$1,131,210	$693,998	$672,208	$3,390,096	$6,447,325

As of September 30, 2010, we had approximately $342.9 million of cash on hand, inclusive of approximately $72.1 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may also seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $270.8 million and $634.1 million at September 30, 2010 and 2009, respectively, representing a decrease of $363.3 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2010	2009	Increase (Decrease)
Net cash provided by operating activities	$254,049	$214,812	$39,237
Net cash provided by (used in) investing activities	$174,990	$(37,413)	$212,403
Net cash used in financing activities	$(501,951)	$(270,216)	$(231,735)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2010 our portfolio was 90.9% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$(167,984)
Escrow cash-capital improvements/acquisition deposits	(142)
Joint venture investments	(68,833)
Distributions from joint ventures	(11,471)
Proceeds from sales of real estate/ joint venture interest	595,175
Structured finance and other investments	(134,342)

Increase in net cash provided by investing activities	$212,403

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$253,366
Repayments under our debt obligations	(221,796)
Noncontrolling interests, contributions in excess of distributions	7,458
Other financing activities	(41,486)
Proceeds from sale of common/ preferred stock	(265,211)
Proceeds from stock options exercised	13,967
Dividends paid	21,967

Decrease in net cash used in financing activities	$(231,735)

Capitalization

As of September 30, 2010, we had 78,252,240 shares of common stock, 1,249,274 units of limited partnership interest in our operating partnership, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

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

In May 2009, we sold 19,550,000 shares of our common stock.  The net proceeds from this offering (approximately $387.1 million) were primarily used to repurchase unsecured debt and for other corporate purposes.

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

During the nine months ended September 30, 2010 and 2009, approximately 251,000 and 142 shares were issued and approximately $11.3 million and $3,300 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.  DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. At September 30, 2010, approximately 5.2 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.6 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003. In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan. In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment. The fair value of the awards under this program on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)). We recorded compensation expense of none, $23,000, $29,500 and $88,500 related to this plan during the three and nine months ended September 30, 2010 and 2009, respectively.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period. We recorded approximately none, $1.6 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period. We recorded approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned. However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan. At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The cost of the 2010 Long Term Compensation Plan granted in December 2009 (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.3 million and $2.8 million during the three and nine months ended September 30, 2010 related to this program.

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

During the nine months ended September 30, 2010, approximately 9,300 phantom stock units were earned. As of September 30, 2010, there were approximately 57,700 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2009 annual meeting of stockholders. As of September 30, 2010, approximately 45,300 shares of our common stock had been issued under the ESPP.

Market Capitalization

At September 30, 2010, borrowings under our mortgage loans and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 54.3% of our combined market capitalization of approximately $11.9 billion (based on a common stock price of $63.33 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2010). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2010 and December 31, 2009, respectively (dollars in thousands):

Debt Summary:	September 30, 2010	December 31, 2009
Balance
Fixed rate	$3,360,132	$3,256,081
Variable rate — hedged	—	60,000
Total fixed rate	3,360,132	3,316,081
Variable rate	845,989	1,053,947
Variable rate—supporting variable rate assets	422,086	522,660
Total variable rate	1,268,075	1,576,607
Total	$4,628,207	$4,892,688

Percent of Total Debt:
Total fixed rate	72.6%	67.8%
Variable rate	27.4%	32.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	6.17%	5.60%
Variable rate	1.92%	1.45%
Effective interest rate	4.99%	4.30%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.26% and 0.25% at September 30, 2010 and 2009, respectively). Our consolidated debt at September 30, 2010 had a weighted average term to maturity of approximately 5.0 years.

Certain of our structured finance investments, with a face amount net of discount of approximately $422.1 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2010.

Mortgage Financing

As of September 30, 2010, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.91% and $468.1 million of variable rate debt with an effective weighted average interest rate of approximately 3.30%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 80 basis points. This facility matures in June 2011 and has a one-year as-of-right extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $0.8 billion outstanding at September 30, 2010. Availability under the 2007 unsecured revolving credit facility was further reduced at September 30, 2010 by the issuance of approximately $24.0 million in letters of credit. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below). The 2007 unsecured revolving credit facility is guaranteed by certain of our subsidiaries and structured finance investment entities. ROP and certain of its subsidiaries also provide a senior guaranty of our obligations under the 2007 unsecured revolving credit facility. As of September 30, 2010, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $575.4 million.

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility. Such repurchases reduce our availability under the 2007 unsecured revolving credit facility. In August 2009, one of our subsidiaries repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

	Accreted		Term
Issuance	Balance	Coupon Rate(4)	(in Years)	Maturity
January 22, 2004(1) (5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,755	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	122,448	3.00%	20	March 30, 2027
	$831,261

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the nine months ended September 30, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of September 30, 2010, approximately $4.4 million remained unamortized.

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

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2010 would increase our annual interest cost by approximately $12.5 million and would increase our share of joint venture annual interest cost by approximately $6.1 million, respectively.

We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.

Approximately $3.4 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of September 30, 2010 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages notes and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of September 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$7,608	$246,606	$146,682	$656,852	$211,713	$1,627,485	$2,896,946
Revolving Credit Facility	—	—	800,000	—	—	—	800,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	84,823	122,448	—	98,578	525,412	831,261
Capital lease	387	1,555	1,555	1,555	1,555	45,651	52,258
Ground leases	7,432	28,929	28,179	28,179	28,179	580,600	701,498
Estimated interest expense	57,041	211,726	191,195	172,605	147,383	410,733	1,190,683
Joint venture debt	2,078	218,698	62,080	37,146	361,917	1,137,199	1,819,118
Total	$74,546	$792,337	$1,352,139	$896,337	$849,325	$4,427,080	$8,391,764

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

Capital Expenditures

We estimate that for the three months ending December 31, 2010, we will incur approximately $30.9 million of capital expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $4.8 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

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

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $0.6 million, $1.6 million, $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, and 2009, respectively. We paid Alliance approximately $3.4 million, $9.6 million, $3.3 million and $11.0 million for the three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000, $293,000, $89,000 and $269,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires on December 31, 2010. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

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

•                          General Liability: For the period commencing October 31, 2010, Belmont will insure a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss. Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•                          Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

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

We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected. We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Other joint ventures may be covered under separate policies from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

FFO for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) attributable to SL Green common stockholders	$111,500	$(2,520)	$263,617	$42,791
Add:
Depreciation and amortization	56,932	56,364	169,668	164,477
Discontinued operations depreciation adjustments	405	668	1,626	2,538
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	7,116	9,800	24,608	30,387
Net income attributable to noncontrolling interests	5,521	2,144	15,375	11,006
Loss (gain) on equity investment in marketable securities	—	(52)	285	629
Less:
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Equity in net gain on sale of joint venture property/ real estate	520	—	127,289	6,848
Depreciation on non-rental real estate assets	155	176	686	549
Funds from Operations	$145,314	$78,057	$311,719	$249,688
Cash flows provided by operating activities	$101,395	$62,438	$254,049	$214,812
Cash flows provided by (used in) investing activities	$(71,909)	$(62,583)	$174,990	$(37,413)
Cash flows used in financing activities	$(98,260)	$(42,551)	$(501,951)	$(270,216)

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies- Accounting Standards Updates” in the accompanying consolidated financial statements.

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

Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus might not occur and actual results, performance or achievement could differ materially from that anticipated or implied in the forward-looking statements.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of September 30, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.               RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.                                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, our operating partnership issued 44,772 units of limited partnership interest to The Swig Investment Company, LLC as consideration for the contribution of a leasehold interest to one of our subsidiaries.  In October 2010, our operating partnership issued 317,780 units of limited partnership interest to Eretz LLC in connection with the execution of an agreement to acquire a membership interest in a joint venture entity that owns commercial real estate property. The operating partnership may satisfy redemption requests for the units issued in each of the transactions described above with shares of our common stock, on a one-for-one basis, pursuant to the operating partnership agreement.  The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

In October 2010, our operating partnership issued $345.0 million of 3.00% exchangeable senior notes due 2017.  The notes are exchangeable for cash and, if applicable, shares of our common stock.  If settled in stock, we will deliver shares of our common stock to satisfy any future exchange of the notes.  The initial conversion price will be approximately $85.81 per share of common stock, which represents approximately a 30% conversion premium.  Our operating partnership received proceeds of approximately $336.5 million from the offering, which will be used for investment opportunities, to repay outstanding indebtedness and other general corporate purposes.  The notes were sold in reliance on the exemption from registration provided by Rule 144A under the Act.

ITEM 3.                                               DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                               (REMOVED AND RESERVED)

ITEM 5.                                               OTHER INFORMATION

None

ITEM 6.                                               EXHIBITS

(a)	Exhibits:

4.1

Indenture, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P. as Issuer, Reckson Operating Partnership, L.P., as Guarantor, SL Green Realty Corp. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K dated October 12, 2010, filed with the SEC on October 14, 2010.

10.1

Amended and Restated Employment and Non-Competition Agreement, dated September 3, 2010, between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the SEC on September 14, 2010.

10.2

Letter Agreement, dated September 8, 2010, to the Amended and Restated Employment and Non-Competition Agreement, between SL Green Realty Corp. and Gregory F. Hughes, dated April 16, 2007, filed herewith.

10.3

Registration Rights Agreement, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P., SL Green Realty Corp. and Citigroup Global Markets Inc., incorporated by reference to the Company’s Form 8-K dated October 12, 2010, filed with the SEC on October 14, 2010.

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

September 30, 2010, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ Gregory F. Hughes

Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date:   November 9, 2010