Form 10-Q
period 2011-03-31
SL GREEN REALTY CORP
filed 2011-05-10
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐    NO ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 82,889,693 as of April 30, 2011.

SL GREEN REALTY CORP.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,974,994	$1,750,220
Building and improvements	5,754,193	5,840,701
Building leasehold and improvements	1,520,150	1,286,935
Property under capital lease	12,208	12,208
	9,261,545	8,890,064
Less: accumulated depreciation	(953,993)	(916,293)
	8,307,552	7,973,771
Assets held for sale	104,808	---
Cash and cash equivalents	234,009	332,830
Restricted cash	107,835	137,673
Investment in marketable securities	64,440	34,052
Tenant and other receivables, net of allowance of $13,807 and $12,981 in 2011 and 2010, respectively	26,314	27,054
Related party receivables	3,653	6,295
Deferred rents receivable, net of allowance of $29,832 and $30,834 in 2011 and 2010, respectively	223,552	201,317
Debt and preferred equity investments, net of discount of $19,866 and $42,937 and allowance of $58,211 and $61,361 in 2011 and 2010, respectively	579,287	963,772
Investments in unconsolidated joint ventures	916,600	631,570
Deferred costs, net	180,712	172,517
Other assets	693,604	819,443
Total assets	$11,442,366	$11,300,294

Liabilities
Mortgages and other loans payable	$3,280,084	$3,400,468
Revolving credit facility	500,000	650,000
Senior unsecured notes	1,018,674	1,100,545
Accrued interest payable and other liabilities	150,895	38,149
Accounts payable and accrued expenses	123,728	133,389
Deferred revenue/gains	294,634	307,678
Capitalized lease obligation	17,060	17,044
Deferred land leases payable	18,318	18,267
Dividend and distributions payable	14,563	14,182
Security deposits	43,196	38,690
Liabilities related to assets held for sale	121,635	---
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,682,787	5,818,412

Commitments and contingencies	---	---

Noncontrolling interest in operating partnership	143,756	84,338

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	274,022	274,022
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 84,336 and 81,675 issued and outstanding at March 31, 2011 and December 31, 2010, respectively (including 3,411 and 3,369 shares at March 31, 2011 and December 31, 2010, held in Treasury, respectively)	844	817
Additional paid-in-capital	3,836,453	3,660,842
Treasury stock at cost	(306,170)	(303,222)
Accumulated other comprehensive loss	(13,011)	(22,659)
Retained earnings	1,207,504	1,172,963
Total SL Green stockholders’ equity	5,095,963	4,879,084
Noncontrolling interests in other partnerships	519,860	518,460
Total equity	5,615,823	5,397,544
Total liabilities and equity	$11,442,366	$11,300,294

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues
Rental revenue, net	$228,970	$192,210
Escalation and reimbursement	30,275	30,093
Investment and preferred equity income	67,828	20,379
Other income	7,249	8,199
Total revenues	334,322	250,881
Expenses
Operating expenses (including approximately $3,115 (2011) and $3,104 (2010) paid to affiliates)	60,300	56,786
Real estate taxes	40,067	36,972
Ground rent	7,834	7,821
Interest expense, net of interest income	65,073	56,787
Amortization of deferred financing costs	3,806	2,295
Depreciation and amortization	63,497	55,525
Loan loss and other investment reserves	---	6,000
Transaction related costs	2,434	1,058
Marketing, general and administrative	20,021	18,398
Total expenses	263,032	241,642
Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	71,290	9,239
Equity in net income from unconsolidated joint ventures	8,206	15,376
Purchase price fair value adjustment	13,788	---
Loss on investment in marketable securities	(127)	(285)
Loss on early extinguishment of debt	---	(113)
Income from continuing operations	93,157	24,217
Net income from discontinued operations	737	1,917
Net income	93,894	26,134
Net income attributable to noncontrolling interests in the operating partnership	(1,852)	(291)
Net income attributable to noncontrolling interests in other partnerships	(3,610)	(3,648)
Net income attributable to SL Green	88,432	22,195
Preferred stock dividends	(7,545)	(7,116)
Net income attributable to SL Green common stockholders	$80,887	$15,079

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$66,684	$13,237
Net income from discontinued operations	721	1,842
Purchase price fair value adjustment	13,482	---
Net income	$80,887	$15,079

Basic earnings per share:
Net income from continuing operations before discontinued operations	$1.01	$0.17
Net income from discontinued operations	0.01	0.02
Net income attributable to SL Green common stockholders	$1.02	$0.19

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$1.00	$0.17
Net income from discontinued operations	0.01	0.02
Net income attributable to SL Green common stockholders	$1.01	$0.19

Dividends per share	$0.10	$0.10
Basic weighted average common shares outstanding	79,401	77,823
Diluted weighted average common shares and common share equivalents outstanding	81,643	79,760

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2010	$274,022	$96,321	78,307	$817	$3,660,842	$(303,222)	$(22,659)	$1,172,963	$518,460	$5,397,544
Comprehensive Income:
Net income								88,432	3,610	92,042	$92,042
Net unrealized gain on derivative instruments							1,018			1,018	1,018
SL Green’s share of joint venture net unrealized gain on derivative instruments							2,550			2,550	2,550
Unrealized gains on marketable securities							6,080			6,080	6,080
Preferred dividends								(7,545)		(7,545)
Redemption of units and DRIP proceeds			11	-	725					725
Reallocation of noncontrolling interest in the operating partnership								(38,209)		(38,209)
Deferred compensation plan & stock award, net			259	3	471	(2,948)				(2,474)
Amortization of deferred compensation plan					8,923					8,923
Proceeds from issuance of common stock			2,253	23	161,691					161,714
Proceeds from stock options exercised			95	1	3,801					3,802
Cash distributions to noncontrolling interests									(2,210)	(2,210)
Cash distribution declared ($0.10 per common share, none of which represented a return of capital for federal income tax purposes)								(8,137)		(8,137)
Balance at March 31, 2011	$274,022	$96,321	80,925	$844	$3,836,453	$(306,170)	$(13,011)	$1,207,504	$519,860	$5,615,823	$101,690

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$93,894	$26,134
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,979	59,568
Equity in net income from unconsolidated joint ventures	(8,206)	(15,376)
Distributions of cumulative earnings from unconsolidated joint ventures	2,915	10,328
Purchase price fair value adjustment	(13,788)	---
Gain on sale of debt securities	(19,840)	---
Loan loss and other investment reserves	---	6,000
Loss on investments in marketable securities	127	285
Loss on early extinguishment of debt	---	113
Deferred rents receivable	(24,367)	(10,754)
Other non-cash adjustments	(1,823)	(10,228)
Changes in operating assets and liabilities:
Restricted cash – operations	(3,131)	(10,082)
Tenant and other receivables	1,025	413
Related party receivables	2,449	5,352
Deferred lease costs	(7,651)	(7,934)
Other assets	(7,014)	(1,134)
Accounts payable, accrued expenses and other liabilities	(5,833)	12,293
Deferred revenue and land leases payable	3,073	1,704
Net cash provided by operating activities	79,809	66,682
Investing Activities
Acquisitions of real estate property	(10,000)	---
Additions to land, buildings and improvements	(21,396)	(13,857)
Escrowed cash – capital improvements/acquisition deposits	45,975	(12,006)
Investments in unconsolidated joint ventures	(31,299)	(1,084)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	95,704	8,155
Other investments	(148,264)	(1,131)
Debt and preferred equity and other investments, net of repayments/participations	100,279	(40,320)
Net cash provided by (used in) investing activities	30,999	(60,243)
Financing Activities
Proceeds from mortgages and other loans payable	40,000	---
Repayments of mortgages and other loans payable	(148,761)	(12,079)
Proceeds from revolving credit facility and senior unsecured notes	458,550	250,000
Repayments of revolving credit facility and senior unsecured notes	(693,373)	(495,465)
Proceeds from stock options exercised and DRIP issuance	3,802	12,164
Net proceeds from sale of common stock	161,714	---
Net proceeds from sale of preferred stock	---	122,168
Distributions to noncontrolling interests in other partnerships	(2,210)	(3,307)
Redemption of noncontrolling interest in operating partnership	---	(11,096)
Distributions to noncontrolling interests in operating partnership	(228)	(141)
Dividends paid on common and preferred stock	(15,682)	(12,835)
Deferred loan costs and capitalized lease obligation	(13,441)	(31,909)
Net cash used in financing activities	(209,629)	(182,500)
Net decrease in cash and cash equivalents	(98,821)	(176,061)
Cash and cash equivalents at beginning of period	332,830	343,715
Cash and cash equivalents at end of period	$234,009	$167,654

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

1.  Organization and Basis of Presentation

SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., or the operating partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The operating partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation, a consolidated variable interest entity.  All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by our operating partnership.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to the “Company,” “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the operating partnership.

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of March 31, 2011, noncontrolling investors held, in the aggregate, a 2.3% limited partnership interest in the operating partnership.  We refer to this as the noncontrolling interests in the operating partnership.  See Note 13.

Reckson Operating Partnership, L.P., or ROP, is a subsidiary of our operating partnership.

As of March 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	23	15,601,945	92.0%
	Unconsolidated properties	7	6,722,515	96.4%

Suburban	Consolidated properties	25	3,863,000	80.7%
	Unconsolidated properties	6	2,941,700	93.7%
		61	29,129,160	91.7%

(1)       The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 334,782 square feet, six development properties encompassing approximately 1,277,521 square feet and three land interests as of March 31, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

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

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2011 operating results for the period presented are not necessarily indicative of the

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

We assess the accounting treatment for each joint venture and debt and preferred equity investment.  This assessment includes a review of each joint venture or partnership limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the value of any of our consolidated properties was impaired at March 31, 2011 or December 31, 2010, respectively.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

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

We recognized an increase of approximately $7.2 million and $6.5 million in rental revenue for the three months ended March 31, 2011 and 2010, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.4 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	March 31, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$540,330	$758,300
Accumulated amortization	(145,198)	(133,737)
Net	$395,132	$624,563

Identified intangible liabilities (included in deferred revenue):
Gross amount	$508,611	$508,339
Accumulated amortization	(236,800)	(220,417)
Net	$271,811	$287,922

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We determined the fair value of our current investments in marketable securities using level one, level two and level three inputs. Additionally, we determined the valuation allowance for loan losses based on level three inputs. See “Note 5—Debt and Preferred Equity Investments.”

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

•                  Debt and Preferred Equity Investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “—Debt and Preferred Equity Investments” above regarding valuation allowances for loan losses.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

•                  Mortgage and other loans payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical instruments.

Level 2 – Valuations based principally on other observable market parameters, including

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

Level 3 – Valuations based significantly on unobservable inputs.

•                            Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                            Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at March 31, 2011 is approximately $16.2 million in net unrealized gains related to marketable securities.

The basis on which the cost of bonds and marketable securities sold is determined based on the specific identification method.

At March 31, 2011 and December 31, 2010, we held the following marketable securities (in thousands):

	March 31,	December 31,
	2011	2010
Level 1 – Equity marketable securities	$22,681	$12,357
Level 2 – Commercial mortgage-backed securities	18,571	17,445
Level 3 – Rake bonds	23,188	4,250
Total marketable securities available-for-sale	$64,440	$34,052

The cost basis of the Level 3 securities was $26.8 million at March 31, 2011 and $4.3 million at December 31, 2010. There were no sales of Level 3 securities during the three months ended March 31, 2011.  The Level 3 securities mature at various times through 2041.

Revenue Recognition

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

Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful.  Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management’s determination that accrued interest and outstanding principal are ultimately collectible, based on the

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount.

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded no loan loss reserves and $6.0 million in loan loss reserves and charge offs during the three months ended March 31, 2011 and 2010, respectively, on investments being held to maturity, and none and $1.0 million against our held for sale investment during the three months ended March 31, 2011 and 2010, respectively.  We also recorded approximately $3.2 million in recoveries during the three months ended March 31, 2011 in connection with the sale of an investment. This is included in investment and preferred equity income in the accompanying statement of income.

Debt and preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale.  In such situations, the investment will be reclassified at its net carrying value to debt and preferred equity investments held to maturity.  For these reclassified investments, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the investment.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded no Federal, state and local tax provision during each of the three months ended March 31, 2011 and 2010, respectively, and made estimated tax payments of $0.1 million and $0.3 million during the three months ended March 31, 2011 and 2010, respectively.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period,  using the accelerated attribution expense method. The requisite service period begins on the date the Compensation Committee authorizes the award and adopts any relevant performance measures. For programs with performance or market measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of Company common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Earnings per Share

We present both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  This also includes units of limited partnership interest. The dilutive effect of the outstanding nonvested shares of common stock (“nonvested shares”) and restricted stock units (“RSUs”) that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.0% of our annualized rent, no other tenant in our portfolio accounted for more than 5.9% of our annualized rent, including our share of joint venture annualized rent at March 31, 2011. Approximately 7%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended March 31, 2011.  Two borrowers accounted for more than 10.0% of the revenue earned on debt and preferred equity investments during the three months ended March 31, 2011.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance resulted in additional disclosures in our consolidated financial statements.

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

3.  Property Acquisitions

In January 2011, we purchased CIF’s 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the building. The transaction values the consolidated interest at approximately $245.7 million. We assumed $140.0 million of mortgage financing in connection with this acquisition. We recognized a purchase price fair value adjustment of $13.8 million upon the closing of this transaction. See Note 9. We will finalize our allocation of the purchase price of the assets acquired and liabilities assumed in the second quarter of 2011.

In December 2010, we completed the acquisition of investments from Gramercy Capital Corp. (NYSE:GKK), or Gramercy. This included (1) the remaining 45% interest in the leased fee at 885 Third Avenue for approximately $39.3 million plus assumed mortgage debt of approximately $120.4 million, (2) the remaining 45% interest in the leased fee at 2 Herald Square for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million and, (3) the entire leased fee interest in 292 Madison Avenue for approximately $19.2 million plus assumed mortgage debt of approximately $59.1 million. These assets are all leased to third-party operators.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the purchase of the abovementioned investments from Gramercy (in thousands):

Land	$501,021
Above market lease value	23,178
Acquired in-place leases	217,312
Assets acquired	741,511

Mortgage notes payable	540,805
Other liabilities, net of other assets	2,091
Liabilities assumed	542,896
198,615
Investments in unconsolidated joint ventures	(111,751)
Net assets acquired	$86,864

In December 2010, we acquired two retail condominiums in Williamsburg, Brooklyn, for approximately $18.4 million. The retail condominiums are fully leased with rent commencement upon completion of the redevelopment work.

The following summarizes our allocation of the purchase price of the assets acquired in connection with the purchase of the abovementioned property (in thousands):

Land	$6,200
Building	10,158
Acquired in-place leases	2,304
Assets acquired	18,662
Below market lease value	277
Liabilities assumed	277
Net assets acquired	$18,385

4.  Property Dispositions and Assets Held for Sale

In March 2011, we entered into an agreement to sell our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. This transaction closed during the second quarter of 2011.

At March 31, 2011, discontinued operations included the results of operations of real estate assets sold or held for sale prior to that date. This included 28 West 44th Street, which was held for sale as of March 31, 2011 and 19 West 44th Street, which was sold in September 2010.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The following table summarizes income from discontinued operations for the three months ended March 31, 2011 and 2010, respectively (in thousands).

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2011	2010
Revenues
Rental revenue	$3,591	$6,376
Escalation and reimbursement revenues	654	1,375
Other income	4	2
Total revenues	4,249	7,753
Operating expense	1,147	1,982
Real estate taxes	846	1,415
Interest expense, net of interest income	695	693
Amortization of deferred financing costs	147	220
Transaction related costs	1	---
Depreciation and amortization	676	1,526
Total expenses	3,512	5,836
Income from discontinued operations	$737	$1,917

5.  Debt and Preferred Equity Investments

During the three months ended March 31, 2011 and 2010, our debt and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $105.8 million and $84.7 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $490.3 million and $83.2 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

As of March 31, 2011 and December 31, 2010, we held the following debt investments with an aggregate weighted average current yield of approximately 5.42% (in thousands):

Loan Type	Senior Financing	March 31, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	205,000	62,606	60,407	February 2016
Mortgage/ Mezzanine Loan(1)	173,203	46,364	46,358	May 2016
Mezzanine Loan(1)	165,000	40,073	39,711	November 2016
Mezzanine Loan(1)(2)(3)(7)(8)	---	---	27,187	---
Mezzanine Loan(1) (8)	90,000	15,697	15,697	July 2017
Junior Participation(1)(4)(7)(8)	---	9,938	9,938	April 2008
Mezzanine Loan(1)(8) (9)	1,139,000	84,062	84,062	March 2017
Junior Participation(1)(7)	53,000	11,000	11,000	November 2011
Junior Participation(5)(7)	61,250	10,875	10,875	June 2012
Junior Participation(7)(8)	48,198	5,866	5,866	December 2010
Junior Participation(6)(7)	---	47,484	47,484	April 2011
Mortgage/ Mezzanine Loan(2)(10)	---	---	137,222	---
Junior Participation(12)	---	---	42,439	---
Junior Participation	70,800	9,200	9,200	October 2011
Mezzanine Loan(1)(13)	---	---	202,136	---
Mezzanine Loan(1)	75,000	15,000	15,000	July 2013
Mortgage(11)	---	86,339	86,339	June 2012
Mortgage	---	26,000	26,000	November 2011
Mezzanine Loan	796,693	13,536	13,536	August 2011
Mezzanine Loan(1)	166,625	38,776	38,892	February 2014
Mezzanine Loan(1)	177,000	17,940	---	May 2016
Loan loss reserve(7)	---	(37,311)	(40,461)	---
	$3,235,769	$506,945	$892,388

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. This income is included in preferred equity and investment income.
(4)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(5)	This loan was extended for two years to June 2012.
(6)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(7)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

(8)	This loan is on non-accrual status.
(9)	Interest is added to the principal balance for this accrual only loan.
(10)	Gramercy holds a pari passu interest in the mezzanine loan. This loan was repaid in March 2011.
(11)	We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds.
(12)	This loan was repaid in January 2011. We realized $1.3 million of additional income upon the sale. This income is included in preferred equity and investment income.
(13)

In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in preferred equity and investment income. The joint venture paid us approximately $111.3 million and also assumed $30 million of related floating rate financing which matures in June 2016 and carried a weighted average interest rate for the quarter of 1.16%.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Preferred Equity Investments

As of March 31, 2011 and December 31, 2010, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.45% (in thousands):

Type	Senior Financing	March 31, 2011 Amount Outstanding	December 31, 2010 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(2)(5)(6)	$206,121	$46,870	$45,912	February 2014
Preferred equity(3)(4)	981,941	46,372	46,372	August 2012
Loan loss reserve(3)	---	(20,900)	(20,900)	---
	$1,188,062	$72,342	$71,384

(1)	This is a fixed rate investment.
(2)	Gramercy holds a preferred equity investment on the underlying asset.
(3)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(4)	This investment is on non-accrual status.
(5)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(6)

This investment was classified as held for sale at June 30, 2009, but as held-to-maturity for all periods subsequent to June 30, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

The following table is a rollforward of our total loan loss reserves at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Balance at beginning of year	$61,361	$93,844
Expensed	---	24,418
Recoveries	(3,150)	(3,662)
Charge-offs	---	(53,239)
Balance at end of period	$58,211	$61,361

At March 31, 2011 and December 31, 2010, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at March 31, 2011 and December 31, 2010 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $204.7 million at March 31, 2011 and $78.7 million at December 31, 2010. The nonaccrual balance of financing receivables at March 31, 2011 and December 31, 2010 was $113.6 million and $140.8 million, respectively. The recorded investment for financing receivables past due 90 days at March 31, 2011 was $15.8 million associated with two financing receivables and at December 31, 2010 was $9.9 million associated with one financing receivable. All financing receivables are individually evaluated for impairment.

The following table presents impaired loans, including non-accrual loans, as of March 31, 2011 and December 31, 2010, respectively (in thousands):

	March 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$115,235	$99,759	$—	$103,678	$99,759	$—
With an allowance recorded:
Commercial real estate	117,744	131,410	58,211	160,711	158,597	61,361

Total	$232,979	$231,169	$58,211	$264,389	$258,356	$61,361

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The following table presents the average recorded investment in impaired loans, including non-accrual loans, as of March 31, 2011 and 2010, respectively, and the related investment and preferred equity income recognized during the three months ended March 31, 2011 and 2010, respectively (in thousands):

	March 31, 2011	March 31, 2010

Average recorded investment in impaired loans	$244,762	$259,070

Investment and preferred equity income recognized	7,960	2,967

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.              Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture’s tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The table below provides general information on each of our joint ventures as of March 31, 2011 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

1515 Broadway(2)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(3)	Private Investors	42.95%	42.95%	526	12/06	$285,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(4)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(5)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(6)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(7)	Sutton/Rapport	45.00%	45.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Street(7) (8)	Harel/Sutton	25.50%	25.50%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000
11 West 34th Street(9)	Private Investor/Sutton	30.00%	30.00%	17	12/10	$10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	$4,000
3 Columbus Circle(10)	Moinian	48.90%	48.90%	769	01/11	$500,000
280 Park Avenue(11)	Vornado	50.00%	50.00%	1,237	03/11	$400,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 74.4% of this joint venture’s annualized rent at March 31, 2011. See Note 19.

(3)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest, which was exercised in December 2008. Certain existing members had the right to re-acquire approximately 4% of the property’s equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

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

(8)

In December 2010, the Company’s 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing. The joint venture also admitted Harel Insurance and Finance, which contributed $28.1 million to the joint venture, for a 49 percent partnership interest.

(9)

In December 2010, the Company’s $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in the Company’s recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

(10)

We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt. See Note 19.

(11)

In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in preferred equity and investment income. The joint venture paid us approximately $111.3 million and also assumed $30 million of related floating rate financing which matures in June 2016 and carried a weighted average interest rate for the quarter of 1.16%.See Note 5.

We finance our joint ventures with non-recourse debt. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2011 and December 31, 2010, respectively, are as follows (in thousands):

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Property	Maturity Date	Interest Rate(1)		March 31, 2011	December 31, 2010

100 Park Avenue(2)	09/2014	6.64%		$204,946	$204,946
21 West 34th Street	12/2016	5.76%		$100,000	$100,000
800 Third Avenue	08/2017	6.00%		$20,910	$20,910
One Court Square	09/2015	4.91%		$315,000	$315,000
1604-1610 Broadway(3)	04/2012	5.66%		$27,000	$27,000
388 and 390 Greenwich Street(4)	12/2017	5.19%		$1,106,758	$1,106,758
1745 Broadway	01/2017	5.68%		$340,000	$340,000
141 Fifth Avenue	06/2017	5.70%		$25,000	$25,000
1 and 2 Jericho Plaza	05/2017	5.65%		$163,750	$163,750
Total fixed rate debt				$2,303,364	$2,303,364
1515 Broadway(5)	12/2014	3.50%		$459,804	$462,896
The Meadows(6)	09/2012	1.61%		$86,454	$87,034
388 and 390 Greenwich Street(4)	12/2017	1.41%		$31,622	$31,622
16 Court Street	10/2013	2.76%		$86,431	$86,844
27-29 West 34th Street	05/2011	1.91%		$54,263	$54,375
1551-1555 Broadway(7)	10/2011	4.28%		$127,350	$128,600
521 Fifth Avenue(8)	---	---	$	---	$140,000
717 Fifth Avenue(9)	09/2011	5.25%		$245,000	$245,000
379 West Broadway	07/2011	1.91%		$20,991	$20,991
180/182 Broadway(10)	12/2013	3.01%		$16,722	$8,509
600 Lexington Avenue	10/2017	2.30%		$125,000	$125,000
11 West 34th Street	01/2016	4.87%		$17,953	$18,000
3 Columbus Circle(11)	01/2014	7.50%		$250,000	---
Other loan payable	06/2016	1.16%		$30,000	---
Total floating rate debt				$1,551,590	$1,408,871

Total mortgages and other loan payable				$3,854,954	$3,712,235

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2011.
(2)	This loan has a committed amount of $215.0 million.
(3)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
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

(5)

In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made an aggregate $163.9 million capital contribution to the joint venture. See Note 19.

(6)	This loan has a committed amount of $91.2 million.
(7)	This amortizing loan was fully funded in September 2009 at the committed amount of $133.6 million.
(8)	We acquired the noncontrolling interest in this joint venture in January 2011. As a result, we have consolidated this investment since January 2011. See Notes 3 and 19.
(9)	This loan has a committed amount of $285.0 million.
(10)	The $31.0 million loan was repaid in December 2010 as part of a recapitalization of the joint venture. The new loan, which has a committed amount of $90.0 million, is only secured by 180/182 Broadway.
(11)	We provided 50% of this financing to the joint venture. This loan was refinanced in April 2011 and replaced with a $260.0 million loan. See Note 19.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $4.0 million and $2.5 million from these services for the three months ended March 31, 2011, and 2010, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At March 31, 2011, we held 5,349,370 shares, or approximately 10.71% of Gramercy’s common stock.  Our total investment of approximately $22.7 million is based on the market value of our common stock investment in Gramercy at March 31, 2011.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2011 and December 31, 2010, are as follows (in thousands):

	March 31, 2011	December 31, 2010
Assets
Commercial real estate property, net	$5,087,383	$4,831,897
Debt investments	400,000	---
Other assets	586,035	516,049
Total assets	$6,073,418	$5,347,946

Liabilities and members’ equity
Mortgages and other loan payable	$3,854,954	$3,712,235
Other liabilities	233,904	233,463
Members’ equity	1,984,560	1,402,248
Total liabilities and members’ equity	$6,073,418	$5,347,946
Company’s net investment in unconsolidated joint ventures	$916,600	$631,570

The combined statements of income for the unconsolidated joint ventures, from acquisition date through March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Total revenues	$123,560	$174,140
Operating expenses	20,601	30,167
Real estate taxes	13,450	22,306
Interest	47,637	53,957
Depreciation and amortization	31,724	37,747
Transaction related costs	65	---
Total expenses	113,477	144,177
Net income	$10,083	$29,963
Company’s equity in net income of unconsolidated joint ventures	$8,206	$15,376

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

7.  Deferred Costs

Deferred costs at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Deferred financing	$95,303	$86,256
Deferred leasing	205,998	200,633
	301,301	286,889
Less accumulated amortization	(120,589)	(114,372)
Deferred costs, net	$180,712	$172,517

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at March 31, 2011 and December 31, 2010, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)		March 31, 2011	December 31, 2010
711 Third Avenue	06/2015	4.99%		$120,000	$120,000
420 Lexington Avenue (3)	09/2016	7.15%		$188,893	$149,141
673 First Avenue	02/2013	5.67%		$30,561	$30,781
220 East 42nd Street	11/2013	5.24%		$193,662	$194,758
625 Madison Avenue	11/2015	7.22%		$131,451	$132,209
609 Fifth Avenue	10/2013	5.85%		$96,107	$96,502
609 Partners, LLC	07/2014	5.00%		$31,722	$31,722
485 Lexington Avenue	02/2017	5.61%		$450,000	$450,000
120 West 45th Street	02/2017	6.12%		$170,000	$170,000
919 Third Avenue(4)	08/2011	6.87%		$219,070	$219,879
300 Main Street	02/2017	5.75%		$11,500	$11,500
500 West Putnam	01/2016	5.52%		$24,922	$25,000
One Madison Avenue	05/2020	5.91%		$636,873	$640,076
125 Park Avenue	10/2014	5.75%		$146,250	$146,250
2 Herald Square	04/2017	5.36%		$191,250	$191,250
885 Third Avenue	07/2017	6.26%		$267,650	$267,650
292 Madison Avenue	08/2017	6.17%		$59,099	$59,099
Total fixed rate debt				$2,969,010	$2,935,817
100 Church Street(5)	---	---	$	---	$139,672
Landmark Square(6)	02/2012	2.11%		$108,282	$110,180
28 West 44th Street(7)	08/2013	2.28%		$121,623	$122,007
521 Fifth Avenue(8)	04/2011	1.26%		$140,000	---
Other loan payable(9)	06/2013	3.22%		$62,792	$62,792
Other loan payable(10)	---	---	$	---	$30,000
Total floating rate debt				$432,697	$464,651
Total mortgages and other loans payable				$3,401,707	$3,400,468

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective contractual interest rate for the quarter ended March 31, 2011.
(3)	We increased this loan by $40.0 million in March 2011.
(4)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(5)	This mortgage was repaid in March 2011.
(6)	The final loan renewal option was exercised in December 2010.
(7)	This mortgage was classified as liabilities held for sale at March 31, 2011.
(8)	We assumed this mortgage in connection with the acquisition of the remaining partnership interest in January 2011.
(9)	This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds.
(10)	In March 2011, this loan was assigned to a joint venture. See Note 5.

At March 31, 2011 and December 31, 2010 the gross book value of the properties collateralizing the mortgages and other loans

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

payable was approximately $5.7 billion and $5.8 billion, respectively.

9.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility was extended and matures in June 2012.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of approximately $500.0 million and carried a spread over LIBOR of 90 basis points at March 31, 2011.  Availability under the 2007 unsecured revolving credit facility was further reduced at March 31, 2011 by the issuance of approximately $26.0 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.57% for the quarter ended March 31, 2011.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2011 and December 31, 2010, respectively (in thousands):

Issuance		2011 Unpaid Principal Balance		March 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1) (5)	$	---	$	---	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)		98,578		98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)		275,000		274,774	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010		250,000		250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)		657		657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)		126,937		123,903	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)		345,000		270,762	268,552	3.00%	7.125%	7	October 15, 2017
		$1,096,172		$1,018,674	$1,100,545

(1)	Issued by ROP.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of March 31, 2011, approximately $3.0 million remained unamortized.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of March 31, 2011, approximately $74.2 million remained unamortized.

In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of March 31, 2011 and December 31, 2010, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2011, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments		Revolving Credit Facility		Trust Preferred Securities		Senior Unsecured Notes	Total	Joint Venture Debt
2011	$23,195	$356,656	$	---	$	---	$	---	$379,851	$135,476
2012	34,005	108,282		500,000		---		123,903	766,190	61,490
2013	34,660	483,102		---		---		---	517,762	43,363
2014	30,660	177,971		---		---		98,578	307,209	461,373
2015	31,537	229,537		---		---		657	261,731	96,786
Thereafter	139,956	1,752,146		---		100,000		795,536	2,787,638	872,305
	$294,013	$3,107,694		$500,000		$100,000		$1,018,674	$5,020,381	$1,670,793

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2011		2010
Interest expense	$65,558		$57,155
Interest income	(485)		(368)
Interest expense, net	$65,073		$56,787
Interest capitalized	$1,295	$	---

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $4.4 billion, compared to the book value of the related fixed rate debt of approximately $4.1 billion at March 31, 2011.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $880.8 million, compared to the book value of the related floating rate debt of approximately $932.7 million at March 31, 2011. Our debt and preferred equity investments had an estimated fair value ranging between $492.3 million and $550.3 million, compared to the book value of approximately $579.3 million at March 31, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.2 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.  We paid Alliance approximately $3.1 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $110,000 and $108,000 for the three months ended March 31, 2011 and 2010, respectively.

Other

Amounts due from related parties at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Due from (to) joint ventures	$475	$1,062
Other	3,178	5,233
Related party receivables	$3,653	$6,295

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of March 31, 2011, 80,925,309 shares of common stock and no shares of excess stock were issued and outstanding.

On February 10, 2011, we, along with the operating partnership, entered into ATM Equity Offering Sales Agreements, or the ATM Program, with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, to sell shares of our common stock, from time to time, through a $250.0 million “at-the-market” equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated acted as sales agents. As of March 31, 2011, we had sold approximately 2.3 million shares of our common stock through the program for aggregate proceeds of $164.4 million ($161.9 million after related expenses). The net proceeds were used to repay debt and for other corporate purposes. As of March 31, 2011 we had approximately $85.6 million remaining available under this plan. See Note 19.

Perpetual Preferred Stock

We have 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series C preferred stockholders receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  Since December 12, 2008, we have been entitled to redeem the Series C preferred stock at par for cash at our option.  The Series C preferred stock was recorded net of underwriters discount and issuance costs.

We also have 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series D preferred stockholders receive annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  Since May 27, 2009, we have been entitled to redeem the Series D preferred stock at par for cash at our option.  The Series D preferred stock was recorded net of underwriters discount and issuance costs.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2011 and 2010, we issued approximately 11 shares and 250,816 shares and received approximately $1,000 and $11.2 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award.  Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

in the issuance of more or less than 10,730,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan has been previously terminated by the Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. At March 31, 2011, approximately 4.3 million fungible units were available for issuance under the 2005 Plan, or 5.5 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011	December 31, 2010
Dividend yield	2.00%	2.00%
Expected life of option	5.5 years	5.1 years
Risk-free interest rate	2.28%	2.09%
Expected stock price volatility	40.56%	50.07%

A summary of the status of our stock options as of March 31, 2011 and December 31, 2010 and changes during the periods then ended are presented below:

	March 31, 2011		December 31, 2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,353,002	$58.85	1,324,221	$56.74
Granted	54,000	$68.08	180,250	$62.00
Exercised	(95,316)	$39.31	(109,636)	$31.49
Lapsed or cancelled	(18,000)	$46.56	(41,833)	$77.33
Balance at end of period	1,293,686	$60.84	1,353,002	$58.85

Options exercisable at end of period	802,014	$67.15	631,224	$69.42
Weighted average fair value of options granted during the period	$1,218,742		$4,333,281

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 4.5 years and the remaining weighted average contractual life of the options exercisable was 4.5 years.

During the three months ended March 31, 2011 and 2010, we recognized $1.6 million and $1.3 million of compensation expense, respectively, for these options. As of March 31, 2011 there was approximately $8.5 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

Stock-based Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

A summary of our restricted stock as of March 31, 2011 and December 31, 2010 and charges during the three months then ended is presented below:

Restricted Stock Awards	Three Months Ended March 31,	Year Ended December 31,
	2011	2010
Balance at beginning of year	2,728,290	2,330,532
Granted	154,000	400,925
Cancelled	(500)	(3,167)
Balance at end of period	2,881,790	2,728,290
Vested during the period	5,665	153,644
Compensation expense recorded	$5,205,959	$15,327,206
Weighted average fair value of restricted stock granted during the year	19,702,635	28,269,983

The weighted average fair value of restricted stock granted during the three months ended March 31, 2011 was approximately $19.7 million.

The fair value of restricted stock that vested during the three months ended March 31, 2011 was $0.3 million. As of March 31, 2011, there was $19.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

For the three months ended March 31, 2011 and 2010, approximately $1.0 million and $0.6 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). Compensation expense of none and $23,000 related to this program was recorded during the three months ended March 31, 2011 and 2010, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Outperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned vested on each of November 30, 2008 and the first two anniversaries thereafter based

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

on continued employment.  The earned LTIP Units received regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they were vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period in 2010.  We recorded approximately none and $0.4 million of compensation expense during the three months ended March 31, 2011 and 2010, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in our operating partnership if our total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million.  The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions would have been paid in the form of additional LTIP Units.  Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested.  Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $30,000 and $52,000 of compensation expense during the three months ended March 31, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our operating partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if our aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.  In January 2011, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan.  In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

(approximately $29.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.0 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

During the three months ended March 31, 2011, 6,830 phantom stock units were earned.  As of March 31, 2011, there were approximately 65,500 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of March 31, 2011, approximately 49,916 shares of our common stock had been issued under the ESPP.

Earnings per Share

Earnings per share for the three months ended March 31, 2011 and 2010 is computed as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common stockholders	$80,887	$15,079
Effect of Dilutive Securities:
Redemption of units to common shares	1,852	291
Stock options	---	---
Diluted Earnings:
Income attributable to SL Green common stockholders	$82,739	$15,370

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

	Three Months Ended March 31,
	2011	2010
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	79,401	77,823
Effect of Dilutive Securities:
Redemption of units to common shares	1,805	1,502
3.0% exchangeable senior debentures due 2017	---	---
3.0% exchangeable senior debentures due 2027	---	---
4.0% exchangeable senior debentures	---	---
Stock-based compensation plans	437	435
Diluted Shares	81,643	79,760

We have excluded approximately 542,433 and 832,705 common stock equivalents from the diluted shares outstanding for the three months ended March 31, 2011 and 2010, respectively, as they were anti-dilutive.

13.  Noncontrolling Interests in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of March 31, 2011 and December 31, 2010, the noncontrolling interest unit holders owned 2.3% (1,911,650 units) and 1.57% (1,249,274 units) of the operating partnership, respectively.  At March 31, 2011, 1,911,650 shares of our common stock were reserved for issuance upon redemption of units of limited partnership interest in our operating partnership.

We record the carrying value of the noncontrolling interests in the operating partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the operating partnership below (in thousands):

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$84,338	$84,618
Distributions	(228)	(511)
Issuance of units	20,222	2,874
Redemption of units	(724)	(25,104)
Net income	1,852	4,574
Accumulated other comprehensive income allocation	87	(1,061)
Fair value adjustment	38,209	18,948
Balance at end of period	$143,756	$84,338

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of March 31, 2011 (in thousands):

March 31,	Capital lease	Non-cancellable operating leases

2011	$1,166	$21,884
2012	1,555	28,274
2013	1,555	28,179
2014	1,555	28,179
2015	1,593	28,179
Thereafter	44,056	552,421
Total minimum lease payments	51,480	$687,116
Less amount representing interest	(34,420)
Present value of net minimum lease payments	$17,060

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at March 31, 2011 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate		Effective Date	Expiration Date		Fair Value
Interest Rate Cap	$110,180	6.000%		2/2011	2/2012	$	---
Interest Rate Cap	$139,672	5.000%		1/2011	1/2012	$	---
Interest Rate Swap	$30,000	2.295%		7/2010	6/2016		$153

Currency Hedge	$20,748	1.55185	GBP-USD	9/2010	12/2012		$(395)

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On March 31, 2011, the derivative instruments were reported as an obligation at their fair value of approximately $241,000.  This is included in Other Liabilities on the consolidated balance sheet at March 31, 2011.  Included in Accumulated Other Comprehensive Loss at March 31, 2011 was approximately $13.4 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $15.8 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $13.4 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $29.2 million and $32.3 million at March 31, 2011 and December 31, 2010, respectively.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2011 and 2010, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended

Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Three Months Ended

						Amount of (Loss) or Gain Recognized in Interest Expense/Equity in net income of unconsolidated joint ventures (Ineffective Portion) For the Three Months Ended
Designation\Cash Flow	Derivative	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Qualifying	Interest Rate Swaps/Caps	$(118)	$(9,413)	$(3,094)	$(2,741)	$—	$(1,331)
Non-qualifying	Interest Rate Caps/Currency Hedge	—	—	—	—	$(533)	$(30)

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

17.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

Selected results of operations for the three months ended March 31, 2011 and 2010, and selected asset information as of March 31, 2011 and December 31, 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2011	$266,494	$67,828	$334,322
March 31, 2010	230,502	20,379	250,881

Income from continuing operations:
Three months ended:
March 31, 2011	$28,796	$64,361	$93,157
March 31, 2010	12,432	11,785	24,217

Total assets
As of:
March 31, 2011	$10,859,900	$582,466	$11,442,366
December 31, 2010	10,330,043	970,251	11,300,294

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $22.5 million and $19.5 million for the three months ended March 31, 2011 and 2010, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Income from continuing operations	$93,157	$24,217
Net income from discontinued operations	737	1,917
Net income	93,894	26,134
Net income attributable to noncontrolling interests in the operating partnership	(1,852)	(291)
Net income attributable to noncontrolling interests in other partnerships	(3,610)	(3,648)
Net income attributable to SL Green	88,432	22,195
Preferred stock dividends	(7,545)	(7,116)
Net income attributable to SL Green common stockholders	$80,887	$15,079

SL Green Realty Corp.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2011

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Issuance of common stock as deferred compensation	$474	$317
Issuance of units in the operating partnership	20,222	---
Redemption of units in the operating partnership	725	---
Derivative instruments at fair value	245	15,056
Assignment of debt investment to joint venture	286,571	---
Mortgage assigned upon asset sale	30,000	---
Tenant improvements and capital expenditures payable	7,493	3,486
Assumption of mortgage loan	140,000	139,672
Fair value adjustment to noncontrolling interest in operating partnership	38,209	7,533
Accrued acquisition liabilities	92,500	—
Transfer to net assets held for sale	104,808	—
Transfer to liabilities related to net assets held for sale	121,635	—

19.  Subsequent Events

In April 2011, we sold approximately 1.1 million shares our common stock through the ATM Program for aggregate proceeds of $85.6 million ($84.3 million after related expenses). The net proceeds were used to repay debt and for other corporate purposes. As of April 5, 2011, we had no availability under this ATM Program.

In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank were repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles.

In April 2011, we, along with SL Green Operating Partnership, entered into a new “at-the-market” equity offering program with Deutsche Bank Securities Inc. and Wells Fargo Securities, LLC, to sell $275.0 million shares of our common stock.  During the second quarter through May 5, 2011, we had sold approximately 1.5 million shares of our common stock through the program for aggregate proceeds of $116.1 million ($114.3 million after related expenses). The net proceeds were used to fund new investments and for other corporate purposes. As of May 5, 2011, we had $160.7 million available to issue under this program.

In April 2011, we refinanced 521 Fifth Avenue with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR In connection with that refinancing,  we exercised our right to acquire the fee interest in the property for $15.0 million..

In April 2011, we acquired SITQ’s entire interest in 1515 Broadway, thereby consolidating full ownership of the building. The transaction values the consolidated interests at $1.21 billion. We assumed the $459.8 million mortgage encumbering the property.

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

Reckson Operating Partnership, L.P. or ROP, is a subsidiary of our Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010.

As of March 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	23	15,601,945	92.0%
	Unconsolidated properties	7	6,722,515	96.4%

Suburban	Consolidated properties	25	3,863,000	80.7%
	Unconsolidated properties	6	2,941,700	93.7%
		61	29,129,160	91.7%

(1)The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 334,782 square feet, six development properties encompassing approximately 1,277,521 square feet and three land interests as of March 31, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

Refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the three months ended March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

The following comparison for the three months ended March 31, 2011, or 2011, to the three months ended March 31, 2010, or 2010, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2010 and at March 31, 2011 and totaled 46 of our 48 consolidated properties, representing approximately 75% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2010 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$229.0	$192.2	$36.8	19.1%
Escalation and reimbursement revenue	30.3	30.0	0.3	1.0
Total	$259.3	$222.2	$37.1	16.7%

Same-Store Properties	$223.6	$219.4	$4.2	1.9%
Acquisitions	35.2	1.7	33.5	1,970.6
Other	0.5	1.1	(0.6)	(54.5)
Total	$259.3	$222.2	$37.1	16.7%

Occupancy in the Same-Store Properties was 89.7% at March 31, 2011, 89.5% at December 31, 2010 and 89.2% at March 31, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2011 compared to a partial period or not being included in 2010.

Occupancy for our stabilized Manhattan portfolio at March 31, 2011 was 94.9 percent compared to 94.0 percent for the same period in the previous year.  During the quarter, we signed 66 leases in our Manhattan portfolio totaling 577,083 square feet.  Nine leases totaling 149,540 square feet represented office leases that replaced previous vacancies, while 45 office leases comprising 416,043 square feet had average starting rents of $50.15 per rentable square foot, representing a 10.6 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the first quarter was 8.4 years and average tenant concessions were 3.2 months of free rent with a tenant improvement allowance of $29.13 per rentable square foot.  Leases totaling 714,133 square feet commenced during the first quarter, of which 559,552 square feet represented office leases that had average starting rents of $48.20 per rentable square foot, representing a 0.9 percent increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 86.3 percent at March 31, 2011 compared to 88.1 percent for the same period in the previous year.  During the quarter, we signed 38 leases in our Suburban portfolio totaling 141,930 square feet.  Eight leases and 27,476 square feet represented office leases that replaced previous vacancies, while 26 office leases comprising 101,023 square feet had average starting rents of $33.50 per rentable square foot, representing a 0.1 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the first quarter was 5.9 years and average tenant concessions were 4.8 months of free rent with a tenant improvement allowance of $15.20 per rentable square foot.  Leases totaling 152,566 square feet commenced during the first quarter, of which 109,051 square feet represented office leases that had average starting rents of $33.50 per rentable square foot, representing a 3.2 percent decrease over the previously fully escalated rents on the same office spaces.

At March 31, 2011, approximately 4.2% and 12.9% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 17.6% and 0.1% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 6.0% and 4.4% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($2.0 million) which were offset by lower recoveries at the Same-Store Properties ($1.7 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($0.1 million), real estate tax recoveries ($1.1 million) and electric reimbursements ($0.5 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$8.2	$15.4	$(7.2)	(46.8)%
Investment and preferred equity income	67.8	20.4	47.4	232.4
Other income	7.2	8.2	(1.0)	(12.2)
Total	$83.2	$44.0	$39.2	89.1%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Jericho Plaza ($0.7 million), 800 Third Avenue ($0.5 million), 1221 Avenue of the Americas which was sold in May 2010 ($7.5 million) and 2 Herald Square ($1.5 million) and 885 Third Avenue ($1.9 million), both of which were acquired in December 2010.   This was partially offset by higher net income contributions primarily from our investments in 141 Fifth Avenue ($0.6 million), 1515 Broadway ($2.6 million), 3 Columbus Circle ($0.8 million) and 280 Park Avenue debt joint venture ($0.6 million).  Occupancy at our joint venture properties was 96.0% at March 31, 2011, 96.0% at December 31, 2010 and 94.8% at March 31, 2010.  At March 31, 2011, approximately 2.3% and 3.9% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2011. We estimated that current market rents on these expected 2011 lease expirations at our Manhattan and Suburban joint venture properties were approximately 7.5% higher and 3.2% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the current quarter primarily due to the sale or repayment on debt investments totaling $490.3 million (inclusive of the 280 Park Avenue transaction and repayment of the mezzanine position on 666 Fifth Avenue), resulting in the recognition of additional income of $46.2 million during the first quarter of 2011. During the quarter, we also originated or purchased $104.0 million of new debt investments at an average current yield of 11.9 percent. The weighted average investment balance outstanding and weighted average yield were $883.4 million and 7.4%, respectively, for 2011 compared to $786.1 million and 7.4%, respectively, for 2010. As of March 31, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.4 years.

The decrease in other income was primarily due to a reduction in special servicing fees ($0.8 million) which was partially offset by higher lease buy-out income ($0.1 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$60.3	$56.8	$3.5	6.2%
Real estate taxes	40.0	37.0	3.0	8.1
Ground rent	7.8	7.8	---	---
Total	$108.1	$101.6	$6.5	6.4%

Same-Store Properties	$96.9	$95.0	$1.9	2.0%
Acquisitions	8.7	1.7	7.0	411.8
Other	2.5	4.9	(2.4)	(49.0)
Total	$108.1	$101.6	$6.5	6.4%

Same-Store Properties operating expenses increased approximately $1.9 million.  There were increases in real estate taxes ($0.8 million), payroll costs ($0.4 million), repairs and maintenance ($1.8 million) and other expenses ($0.4 million).  This was partially offset by decreases in utilities ($0.6 million) and insurance costs ($0.9 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$68.9	$59.1	$9.8	16.6%
Depreciation and amortization expense	63.5	55.5	8.0	14.4
Loan loss and other investment reserves, net of recoveries	---	6.0	(6.0)	(100.0)
Transaction related costs	2.4	1.1	1.3	118.2
Marketing, general and administrative expense	20.0	18.4	1.6	8.7
Total	$154.8	$140.1	$14.7	10.5%

The increase in interest expense was primarily attributable to higher average debt balances outstanding during the quarter. The

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

weighted average debt balance outstanding increased from $5.0 billion during the quarter ended March 31, 2010 to $7.1 billion during the quarter ended March 31, 2011.  The weighted average interest rate increased from 4.80% for the quarter ended March 31, 2010 to 4.98% for the quarter ended March 31, 2011.

Loan loss and other investment reserves decreased year over year as we did not record any reserves during the quarter ended March 31, 2011.

Marketing, general and administrative expense represented 6.0% of total revenues in 2011 compared to 7.3% in 2010.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

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

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, and liabilities held for sale, as of March 31, 2011 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property mortgages and other loans	$379,851	$142,287	$517,762	$208,631	$261,074	$1,892,102	$3,401,707
Corporate obligations	---	623,903	---	98,578	657	895,536	1,618,674
Joint venture debt-our share	135,476	61,490	43,363	461,373	96,786	872,305	1,670,793
Total	$515,327	$827,680	$561,125	$768,582	$358,517	$3,659,943	$6,691,174

As of March 31, 2011, we had approximately $298.4 million of cash on hand, inclusive of approximately $64.4 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash Flows

The following summary discussion of our cash flows is based on our consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and cash equivalents were $234.0 million and $167.7 million at March 31, 2011 and 2010, respectively, representing an increase of $66.3 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Three months ended March 31,

	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$79,809	$66,682	$13,127
Net cash provided by (used in) investing activities	$30,999	$(60,243)	$91,242
Net cash used in financing activities	$(209,629)	$(182,500)	$(27,129)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2011 our portfolio was 91.7% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2011, when compared to the three months ended March 31, 2010, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$(17,539)
Escrow cash-capital improvements/acquisition deposits	57,981
Joint venture investments	(30,215)
Distributions from joint ventures	87,549
Other investments	(147,133)
Debt and preferred equity and other investments	140,599
Increase in net cash provided by investing activities	$91,242

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $13.9 million for the three months ended March 31, 2010 compared to $21.4 million for the three months ended March 31, 2011. The increased capital expenditures relate primarily to costs incurred in connection with the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time we issue common or preferred stock. During the three months ended March 31, 2011, when compared to the three months ended March 31, 2010, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$248,550
Repayments under our debt obligations	(334,590)
Noncontrolling interests, contributions in excess of distributions	1,010
Redemption of noncontrolling interest	11,096
Other financing activities	10,106
Proceeds from sale of common stock	161,714
Proceeds from sale of preferred stock	(122,168)
Dividends paid	(2,847)
Increase in cash used in financing activities	$(27,129)

Capitalization

As of March 31, 2011, we had 80,925,309 shares of common stock, 1,911,650 units of limited partnership interest in our Operating Partnership, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In 2011, we, along with the Operating Partnership, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of our common stock. As of May 5, 2011, we had sold 4.9 million shares of our common stock through the ATM programs for aggregate proceeds of approximately $366.1 million ($360.6 million after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of May 5, 2011, we had $160.7 million available to issue under the ATM programs.

Dividend Reinvestment and Stock Purchase Plan

We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

became effective upon filing. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2011 and 2010, we issued approximately 11 shares and 250,816 shares and received approximately $1,000 and $11.2 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2011, approximately 4.3 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.5 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). Compensation expense of none and $23,000 related to this program was recorded during the three months ended March 31, 2011 and 2010, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in our Operating Partnership if our total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of our outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Outperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned vested on each of November 30, 2008 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units received regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they were vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period in 2010.  We recorded approximately none and $0.4 million of compensation expense during the three months ended March 31, 2011 and 2010, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in our Operating Partnership if our total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%; provided that participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $30,000 and $52,000 of compensation expense during the three months ended March 31, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if our aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.  In January 2011, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan.  In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $29.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.0 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

During the three months ended March 31, 2011, 6,830 phantom stock units were earned.  As of March 31, 2011, there were approximately 65,500 phantom stock units outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of March 31, 2011 approximately 49,916 shares of our common stock had been issued under the ESPP.

Market Capitalization

At March 31, 2011, borrowings under our mortgages and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.7 billion) represented 50.3% of our combined market capitalization of approximately $13.3 billion (based on a common stock price of $75.20 per share, the closing price of our common stock on the New York Stock Exchange on March 31, 2011).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2011 and December 31, 2010, respectively (dollars in thousands):

Debt Summary:	March 31, 2011	December 31, 2010
Balance
Fixed rate	$4,087,684	$4,136,362
Variable rate — hedged	30,000	---
Total fixed rate	4,117,684	4,136,362
Variable rate	592,636	674,318
Variable rate—supporting variable rate assets	310,060	440,333
Total variable rate	902,696	1,114,651
Total	$5,020,380	$5,251,013

Percent of Total Debt:
Total fixed rate	82.0%	78.8%
Variable rate	18.0%	21.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.95%	5.95%
Variable rate	1.92%	1.79%
Effective interest rate	4.98%	4.76%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.24% and 0.25% at March 31, 2011 and 2010, respectively).  Our consolidated debt at March 31, 2011 had a weighted average term to maturity of approximately 5.2 years.

Certain of our debt and preferred equity investments, with an unpaid principal balance of approximately $310.1 million at March 31, 2011, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of March 31, 2011, our total mortgage debt (excluding our share of joint venture debt of approximately $1.7 billion) consisted of

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

approximately $3.0 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.97% and $432.7 million of variable rate debt with an effective weighted average interest rate of approximately 2.04%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at March 31, 2011, was 90 basis points.  This facility was extended and matures in June 2012.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $500.0 million outstanding at March 31, 2011.  Availability under the 2007 unsecured revolving credit facility was further reduced at March 31, 2011 by the issuance of approximately $26.0 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below) and is guaranteed by certain of our subsidiaries and debt and preferred equity investment entities.  ROP and certain of its subsidiaries also provide a limited senior guaranty of our obligations under the 2007 unsecured revolving credit facility.  As of March 31, 2011, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $359.8 million. On April 11, 2011, the 2007 unsecured revolving credit facility was amended to permit (i) us or the Operating Partnership to make certain restricted payments relating to our outstanding preferred stock, including, without limitation, the repurchase or redemption of our issued and outstanding preferred stock and (ii) the Operating Partnership to make distributions to us for the purpose of making such restricted payments.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2011 and December 31, 2010, respectively (in thousands):

Issuance		2011 Unpaid Principal Balance		March 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1) (5)	$	---	$	---	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)		98,578		98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)		275,000		274,774	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010		250,000		250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)		657		657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)		126,937		123,903	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)		345,000		270,762	268,552	3.00%	7.125%	7	October 15, 2017
		$1,096,172		$1,018,674	$1,100,545

(1)	Issued by ROP.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of March 31, 2011, approximately $3.0 million remained unamortized.

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

(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of March 31, 2011, approximately $74.2 million remained unamortized.

In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.

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

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of March 31, 2011 and December 31, 2010, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 would increase our annual interest cost by approximately $7.5 million and would increase our share of joint venture annual interest cost by approximately $7.3 million, respectively.

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

Approximately $4.1 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2011 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Refer to our 2010 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations in 2011.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Debt and preferred equity

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2011, we will incur approximately $105.3 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $19.2 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $33.2 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.2 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.  We paid Alliance approximately $3.1 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $110,000 and $108,000 for the three months ended March 31, 2011 and 2010, respectively.

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

•         NBCR: Since December 31, 2010, Belmont has acted as a direct insurer of NBCR coverage up to $600 million on our entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

•         General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss.  Belmont has retained a third-party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•         Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering our entire portfolio.

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

FFO for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to SL Green common stockholders	$80,887	$15,079
Add:
Depreciation and amortization	63,497	55,525
Discontinued operations depreciation adjustments	676	1,527
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	6,234	8,770
Net income attributable to noncontrolling interests	5,462	3,939
Loss on equity investment in marketable securities	---	285
Less:
Purchase price fair value adjustment	13,788	---
Depreciation on non-rental real estate assets	213	172
Funds from Operations	$142,755	$84,953
Cash flows provided by operating activities	$79,809	$66,682
Cash flows provided by (used in) investing activities	$30,999	$(60,243)
Cash flows used in financing activities	$(209,629)	$(182,500)

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

•      risks relating to debt and preferred equity investments; availability and creditworthiness of prospective tenants and borrowers; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Our exposures to market risk have not changed materially since December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of March 31, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.               RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, our operating partnership issued 306,296 units of limited partnership interest to The Moinian Group in connection with funding a new investment. The operating partnership may satisfy redemption requests for the units issued in the transaction described above with shares of our common stock, on a one-for-one basis, pursuant to the operating partnership agreement.  The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.                  EXHIBITS

(a)	Exhibits:

10.1

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 11, 2011, by and among the Operating Partnership, as Borrower, the Company, as Parent, Wells Fargo Bank, National Association (successor-by-merger to Wachovia Bank, National Association), as Agent, and each of the financial institutions signatory thereto, incorporated by reference to the Company’s Current Report on Form 8-K, dated April 15, 2011, filed with the SEC on April 15, 2011.

10.2

At-the-Market Equity Offering Sales Agreement, dated April 13, 2011, among the Company, the Operating Partnership and Deutsche Bank Securities Inc., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2011, filed with the SEC on April 13, 2011.

10.3

At-the-Market Equity Offering Sales Agreement, dated April 13, 2011, among the Company, the Operating Partnership and Wells Fargo Securities, LLC., incorporated by reference to the Company’s Current Report on Form 8-K, dated April 13, 2011, filed with the SEC on April 13, 2011.

10.4

ATM Equity Offering Sales Agreement, dated February 10, 2011, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company’s amended Current Report on Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.

10.5

ATM Equity Offering Sales Agreement, dated February 10, 2011, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated, incorporated by reference to the Company’s amended Current Report on Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.

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
101.1

The following financial statements from SL Green Realty Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

By:	/s/ James Mead
James Mead
Chief Financial Officer

Date:       May 10, 2011