Form 10-Q
period 2011-09-30
SL GREEN REALTY CORP
filed 2011-11-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 86,149,655 as of October 31, 2011.

SL GREEN REALTY CORP.

PART I.                                                       FINANCIAL INFORMATION

ITEM 1.                                                      Financial Statements

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
Assets	(Unaudited)
Commercial real estate properties, at cost:
Land and land interests	$2,581,957	$1,750,220
Building and improvements	6,731,915	5,840,701
Building leasehold and improvements	1,293,122	1,286,935
Property under capital lease	12,208	12,208
	10,619,202	8,890,064
Less: accumulated depreciation	(1,071,183)	(916,293)
	9,548,019	7,973,771
Cash and cash equivalents	394,505	332,830
Restricted cash	102,084	137,673
Investment in marketable securities	54,962	34,052
Tenant and other receivables, net of allowance of $15,628 and $12,981 in 2011 and 2010, respectively	31,661	27,054
Related party receivables	3,212	6,295
Deferred rents receivable, net of allowance of $28,017 and $30,834 in 2011 and 2010, respectively	265,600	201,317
Debt and preferred equity investments, net of discount of $19,387 and $42,937 and allowance of $41,800 and $61,361 in 2011 and 2010, respectively	897,028	963,772
Investments in unconsolidated joint ventures	921,146	631,570
Deferred costs, net	191,123	172,517
Other assets	753,305	819,443
Total assets	$13,162,645	$11,300,294

Liabilities
Mortgages and other loans payable	$4,018,861	$3,400,468
Revolving credit facility	500,000	650,000
Senior unsecured notes	1,267,580	1,100,545
Accrued interest payable and other liabilities	126,405	38,149
Accounts payable and accrued expenses	146,445	133,389
Deferred revenue/gains	381,211	307,678
Capitalized lease obligation	17,094	17,044
Deferred land leases payable	18,382	18,267
Dividend and distributions payable	15,002	14,182
Security deposits	44,312	38,690
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,635,292	5,818,412

Commitments and contingencies	---	---

Noncontrolling interest in operating partnership	114,726	84,338

Equity
SL Green stockholders’ equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 issued and outstanding at both September 30, 2011 and December 31, 2010, respectively	274,022	274,022
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at both September 30, 2011 and December 31, 2010, respectively	96,321	96,321
Common stock, $0.01 par value 160,000 shares authorized and 89,133 and 81,675 issued and outstanding at September 30, 2011 and December 31, 2010, respectively (including 3,427 and 3,369 shares at September 30, 2011 and December 31, 2010, held in Treasury, respectively)	892	817
Additional paid-in-capital	4,225,903	3,660,842
Treasury stock at cost	(307,535)	(303,222)
Accumulated other comprehensive loss	(24,462)	(22,659)
Retained earnings	1,763,403	1,172,963
Total SL Green stockholders’ equity	6,028,544	4,879,084
Noncontrolling interests in other partnerships	384,083	518,460
Total equity	6,412,627	5,397,544
Total liabilities and equity	$13,162,645	$11,300,294

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Rental revenue, net	$244,888	$195,863	$714,443	$581,326
Escalation and reimbursement	39,176	30,846	104,445	89,595
Investment and preferred equity income	18,433	84,377	98,256	125,543
Other income	6,077	8,065	23,257	25,140
Total revenues	308,574	319,151	940,401	821,604
Expenses
Operating expenses (including approximately $4,335 and $10,948 (2011) and $3,391 and $9,572 (2010) paid to affiliates)	69,097	58,068	191,807	167,602
Real estate taxes	44,915	35,806	128,957	109,972
Ground rent	8,463	7,860	24,110	23,360
Interest expense, net of interest income	75,428	56,442	209,491	170,171
Amortization of deferred financing costs	2,992	2,581	9,488	6,448
Depreciation and amortization	73,358	56,011	202,394	166,909
Loan loss and other investment reserves, net of recoveries	---	1,338	(1,870)	12,323
Transaction related costs	169	3,254	3,820	8,416
Marketing, general and administrative	18,900	18,474	61,375	55,251
Total expenses	293,322	239,834	829,572	720,452
Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	15,252	79,317	110,829	101,152
Equity in net (loss) income from unconsolidated joint ventures	(2,728)	7,544	7,663	32,925
Equity in net gain on sale of interest in unconsolidated joint venture	3,032	520	3,032	127,289
Purchase price fair value adjustment	999	---	489,889	---
Loss on investment in marketable securities	---	---	(133)	(285)
Gain (loss) on early extinguishment of debt	(67)	(511)	904	(1,900)
Income from continuing operations	16,488	86,870	612,184	259,181
Net income from discontinued operations	---	2,211	1,298	6,531
Gain on sale of discontinued operations	---	35,485	46,085	35,485
Net income	16,488	124,566	659,567	301,197
Net income attributable to noncontrolling interests in the operating partnership	(169)	(1,786)	(13,946)	(4,544)
Net income attributable to noncontrolling interests in other partnerships	(1,695)	(3,735)	(8,564)	(10,831)
Net income attributable to SL Green	14,624	119,045	637,057	285,822
Preferred stock dividends	(7,545)	(7,545)	(22,634)	(22,205)
Net income attributable to SL Green common stockholders	$7,079	$111,500	$614,423	$263,617

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$4,113	$73,866	$565,122	$97,180
Net income from discontinued operations	---	2,178	1,269	6,420
Gain on sale of discontinued operations	---	34,944	45,067	34,884
Gain on sale of unconsolidated joint ventures/ real estate	2,966	512	2,965	125,133
Net income	$7,079	$111,500	$614,423	$263,617

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.05	$0.95	$6.81	$1.25
Net income from discontinued operations	---	0.03	0.01	0.08
Gain on sale of discontinued operations	---	0.44	0.54	0.45
Gain on sale of interest in unconsolidated joint venture	0.03	0.01	0.04	1.60
Net income attributable to SL Green common stockholders	$0.08	$1.43	$7.40	$3.38

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.05	$0.94	$6.77	$1.24
Net income from discontinued operations	---	0.03	0.01	0.07
Gain on sale of discontinued operations	---	0.44	0.54	0.45
Gain on sale of interest in unconsolidated joint venture	0.03	0.01	0.04	1.60
Net income attributable to SL Green common stockholders	$0.08	$1.42	$7.36	$3.36

Dividends per share	$0.10	$0.10	$0.30	$0.30
Basic weighted average common shares outstanding	85,696	78,227	83,001	78,034
Diluted weighted average common shares and common share equivalents outstanding	88,081	79,781	85,384	79,722

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statement of Equity

(Unaudited, and amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2010	$274,022	$96,321	78,307	$817	$3,660,842	$(303,222)	$(22,659)	$1,172,963	$518,460	$5,397,544
Comprehensive Income:
Net income								637,057	8,564	645,621	$645,621
Net unrealized loss on derivative instruments							(3,757)			(3,757)	(3,757)
SL Green’s share of joint venture net unrealized gain on derivative instruments							416			416	416
Unrealized gains on marketable securities							1,538			1,538	1,538
Preferred dividends								(22,634)		(22,634)
Redemption of units and DRIP proceeds			13	-	886					886
Reallocation of noncontrolling interest in the operating partnership								1,168		1,168
Deferred compensation plan & stock award, net			249	3	618	(4,313)				(3,692)
Amortization of deferred compensation plan					24,025					24,025
Proceeds from issuance of common stock			6,957	70	531,418					531,488
Proceeds from stock options exercised			180	2	8,114					8,116
Consolidation of joint venture interest									533	533
Cash distributions to noncontrolling interests									(143,474)	(143,474)
Cash distribution declared ($0.30 per common share, none of which represented a return of capital for federal income tax purposes)								(25,151)		(25,151)
Balance at September 30, 2011	$274,022	$96,321	85,706	$892	$4,225,903	$(307,535)	$(24,462)	$1,763,403	$384,083	$6,412,627	$643,818

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months Ended
	September 30,
	2011	2010
Operating Activities
Net income	$659,567	$301,197
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	212,558	178,404
Equity in net income from unconsolidated joint ventures	(7,663)	(32,925)
Distributions of cumulative earnings from unconsolidated joint ventures	9,787	19,423
Equity in net gain on sale of interest in unconsolidated joint venture	(3,032)	(127,289)
Purchase price fair value adjustment	(489,889)	---
Gain on sale of discontinued operations	(46,085)	(35,485)
Gain on sale of debt securities	(19,840)	---
Loan loss and other investment reserves, net of recoveries	(1,870)	12,323
Loss on investments in marketable securities	133	285
(Gain) loss on early extinguishment of debt	(904)	1,900
Deferred rents receivable	(64,600)	(30,472)
Other non-cash adjustments	3,158	(12,607)
Changes in operating assets and liabilities:
Restricted cash – operations	1,757	(5,717)
Tenant and other receivables	(3,130)	(3,352)
Related party receivables	524	1,609
Deferred lease costs	(25,483)	(27,331)
Other assets	(11,994)	(1,404)
Accounts payable, accrued expenses and other liabilities	12,692	10,272
Deferred revenue and land leases payable	12,010	5,218
Net cash provided by operating activities	237,696	254,049
Investing Activities
Acquisitions of real estate property	(331,972)	(183,750)
Additions to land, buildings and improvements	(111,485)	(55,389)
Escrowed cash – capital improvements/acquisition deposits	39,886	(5,979)
Investments in unconsolidated joint ventures	(95,611)	(83,355)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	107,753	15,160
Net proceeds from disposition of real estate/joint venture interest	160,548	623,121
Other investments	(16,374)	(7,811)
Debt and preferred equity and other investments, net of repayments/participations	(254,264)	(127,007)
Net cash (used in) provided by investing activities	(501,519)	174,990
Financing Activities
Proceeds from mortgages and other loans payable	740,000	166,892
Repayments of mortgages and other loans payable	(754,358)	(133,887)
Proceeds from revolving credit facility and senior unsecured notes	1,401,068	303,306
Repayments of revolving credit facility and senior unsecured notes	(1,393,144)	(873,940)
Proceeds from stock options exercised and DRIP issuance	8,278	14,245
Net proceeds from sale of common stock	516,350	---
Net proceeds from sale of preferred stock	---	122,019
Purchase of treasury stock	(4,313)	(517)
Distributions to noncontrolling interests in other partnerships	(143,474)	(10,952)
Contributions from noncontrolling interests in other partnerships	---	2,782
Redemption of noncontrolling interest in operating partnership	---	(11,096)
Distributions to noncontrolling interests in operating partnership	(572)	(387)
Dividends paid on common and preferred stock	(47,684)	(43,607)
Deferred loan costs, capitalized lease obligation and other obligations	3,347	(36,809)
Net cash provided by (used in) financing activities	325,498	(501,951)
Net increase (decrease) in cash and cash equivalents	61,675	(72,912)
Cash and cash equivalents at beginning of period	332,830	343,715
Cash and cash equivalents at end of period	$394,505	$270,803

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

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

Substantially all of our assets are held by, and our operations are conducted through, the operating partnership.  The Company is the sole managing general partner of the operating partnership.  As of September 30, 2011, noncontrolling investors held, in the aggregate, a 2.2% limited partnership interest in the operating partnership.  We refer to this as the noncontrolling interests in the operating partnership.  See Note 13.

Reckson Operating Partnership, L.P., or ROP, is a subsidiary of the Operating Partnership.

As of September 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	24	17,197,945	93.2%
	Unconsolidated properties	7	6,191,673	92.3%

Suburban	Consolidated properties	25	3,863,000	80.1%
	Unconsolidated properties	6	2,941,700	93.6%
		62	30,194,318	91.4%

(1)    The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 319,182 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of September 30, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

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

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2011 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the value of any of our consolidated properties was impaired at September 30, 2011 or December 31, 2010, respectively.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

We recognized an increase of approximately $3.4 million, $15.6 million, $6.1 million and $18.9 million in rental revenue for the three and nine months ended September 30, 2011 and 2010, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $0.4 million, $3.6 million, $0.3 million and $1.2 million for the three and nine months ended September 30, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	September 30, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$690,224	$758,300
Accumulated amortization	(177,685)	(133,737)
Net	$512,539	$624,563

Identified intangible liabilities (included in deferred revenue):
Gross amount	$621,664	$508,339
Accumulated amortization	(273,413)	(220,417)
Net	$348,251	$287,922

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

September 30, 2011

(Unaudited)

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at September 30, 2011 is approximately $11.6 million in net unrealized gains related to marketable securities.

The basis on which the cost of bonds and marketable securities sold is determined based on the specific identification method.

At September 30, 2011 and December 31, 2010, we held the following marketable securities (in thousands):

	September 30,	December 31,
	2011	2010
Level 1 – Equity marketable securities	$16,797	$12,357
Level 2 – Commercial mortgage-backed securities	14,232	17,445
Level 3 – Rake bonds	23,933	4,250
Total marketable securities available-for-sale	$54,962	$34,052

The cost basis of the Level 3 securities was $26.4 million at September 30, 2011 and $4.3 million at December 31, 2010. There were no sales of Level 3 securities during the nine months ended September 30, 2011. The Level 3 securities mature at various times through 2041.

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

September 30, 2011

(Unaudited)

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded loan loss reserves of none, $2.5 million, $5.0 million and $15.0 million during the three and nine months ended September 30, 2011 and 2010, respectively, on investments being held to maturity, and $1.0 million against our held for sale investment during the three and nine months ended September 30, 2010, respectively.  We also recorded approximately none, $4.4 million, $3.7 million and $3.7 million in recoveries during the three and nine months ended September 30, 2011 and 2010, respectively, in connection with the sale of investments.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS.  In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs’ generate income, resulting in Federal income tax liability for these entities.  Our TRSs’ recorded approximately $0.2 million and $0.9 million in Federal, state and local tax provision during the nine months ended September 30, 2011 and 2010, respectively, and made estimated tax payments of $0.1 million and $0.3 million during the nine months ended September 30, 2011 and 2010, respectively.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5. We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 7.4% of our annualized rent, no other tenant in our portfolio accounted for more than 7.1% of our annualized rent, including our share of joint venture annualized rent at September 30, 2011. Approximately 9.7%, 6.8% and 5.6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended September 30, 2011.  Two borrowers accounted for more than 10.0% of the revenue earned on debt and preferred equity investments during the three months ended September 30, 2011.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

3.  Property Acquisitions

In May 2011, we acquired a substantial ownership interest in the 205,000-square-foot office condominium at 110 East 42nd Street, along with control of the asset. We provided a $16.0 million senior mezzanine loan as part of the sale of the condominium unit in 2007. The May 2011 transaction included a consensual modification of that loan. In conjunction with the transaction, we successfully

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

restructured the in-place mortgage financing, which had previously been in default.

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the assumption of control over 110 East 42nd Street (in thousands):

Land	$34,000
Building	46,411
Above market lease value	823
Acquired in-place leases	5,396
Assets acquired	86,630

Below market lease value	2,326
Liabilities assumed	2,326

Purchase price allocation	$84,304

Net consideration funded at closing	$2,744
Debt assumed	$65,000

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

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the purchase of partnership interest in 1515 Broadway (in thousands):

Land	$462,700
Building	707,938
Above market lease value	18,298
Acquired in-place leases	98,661
Other assets, net of other liabilities	27,127
Assets acquired	1,314,724

Fair value adjustment to mortgage note payable	(3,693)
Below market lease value	84,417
Liabilities assumed	80,724

Purchase price allocation	$1,234,000

Net consideration funded at closing	$259,228

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the purchase of 521 Fifth Avenue (in thousands):

Land	$110,100
Building	146,686
Above market lease value	3,318
Acquired in-place leases	23,016
Assets acquired	283,120

Below market lease value	25,977
Liabilities assumed	25,977

Purchase price allocation	$257,143

Net consideration funded at closing	$70,000

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

The following summarizes our allocation of the purchase price of the assets acquired in connection with the purchase of the abovementioned property (in thousands):

Land	$6,200
Building	10,158
Acquired in-place leases	2,304
Assets acquired	18,662
Below market lease value	277
Liabilities assumed	277
Purchase price allocation	$18,385

Pro Forma

The following table (in millions, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the nine months ended September 30, 2011 and 2010 as though the acquisitions of the 49.9% interest in 521 Fifth Avenue (January 2011) and the acquisition of the 45% interest in 1515 Broadway (April 2011) were completed on January 1, 2010.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.  In addition, the following supplemental pro forma operating data does not present the sale of assets through September 30, 2011.  We accounted for the acquisition of assets utilizing the purchase method of accounting.

	September 30, 2011		September 30, 2010
Actual revenues since acquisition	$68.2	$	---
Actual net income since acquisition	$13.2	$	---
Pro forma revenues	$969.1		$915.9
Pro forma operating income	$117.2		$120.6
Pro forma earnings per common share-basic	$7.62		$3.52
Pro forma earnings per common share and common share equivalents-diluted	$7.40		$3.50
Pro forma common shares-basic	83,001		78,034
Pro forma common share and common share equivalents-diluted	85,384		79,722

4.  Property Dispositions and Assets Held for Sale

In May 2011, we sold our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. We recognized a gain of $46.1 million on the sale.

At September 30, 2011, discontinued operations included the results of operations of real estate assets sold or held for sale prior to that date. This included 28 West 44th Street, which was sold in May 2011 and 19 West 44th Street, which was sold in September 2010.

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands).

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
		September 30,	September 30,	September 30,	September 30,
		2011	2010	2011	2010
Revenues
Rental revenue	$	---	$6,270	$4,835	$19,113
Escalation and reimbursement revenues		---	1,481	873	4,161
Other income		---	361	60	740
Total revenues		---	8,112	5,768	24,014
Operating expense		---	2,334	1,633	6,188
Real estate taxes		---	1,237	1,034	4,066
Interest expense, net of interest income		---	784	980	2,183
Amortization of deferred financing costs		---	220	147	661
Depreciation and amortization		---	1,326	676	4,385
Total expenses		---	5,901	4,470	17,483
Income from discontinued operations	$	---	$2,211	$1,298	$6,531

5.  Debt and Preferred Equity Investments

During the nine months ended September 30, 2011 and 2010, our debt and preferred equity investments (net of discounts) increased approximately $516.1 million and $437.7 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $582.8 million and $315.3 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

As of September 30, 2011 and December 31, 2010, we held the following debt investments with an aggregate weighted average current yield of approximately 6.38% (in thousands):

Loan Type	September 30, 2011 Senior Financing	September 30, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	205,000	64,506	60,407	February 2016
Mortgage/ Mezzanine Loan(1)	172,126	46,400	46,358	May 2016
Mezzanine Loan(1)	165,000	40,328	39,711	November 2016
Mezzanine Loan(1)(2)(3)(6)(7)	---	---	27,187	---
Mezzanine Loan(1) (7)(14)	---	---	15,697	---
Junior Participation(1)(4)(6)(7)	---	9,938	9,938	April 2008
Mezzanine Loan(1)(7)(8)	1,139,000	83,378	84,062	March 2017
Junior Participation(1)(6)	53,000	11,000	11,000	November 2011
Junior Participation(6)	61,250	10,875	10,875	June 2012
Junior Participation(6)	---	---	5,866	---
Junior Participation(5)(6)	---	---	47,484	---
Mortgage/ Mezzanine Loan(2)(9)	---	---	137,222	---
Junior Participation(11)	---	---	42,439	---
Junior Participation	---	---	9,200	---
Mezzanine Loan(1)(12)	---	---	202,136	---
Mezzanine Loan(1)	75,000	15,000	15,000	July 2013
Mortgage(10)	---	86,339	86,339	June 2012
Mortgage(13)	28,500	3,000	26,000	February 2013
Mezzanine Loan(15)	796,693	8,392	13,536	August 2012
Mezzanine Loan(1)(16)	---	---	38,892	---
Mezzanine Loan(1)	177,000	17,393	---	May 2016
Junior Participation(1)	133,000	49,000	---	June 2016
Mezzanine Loan	170,000	60,000	---	August 2014
Mezzanine Loan(1)	55,000	35,000	---	July 2016
Other Loan	48,300	3,092	---	May 2012
Loan loss reserve(6)	---	(18,400)	(40,461)	---
	$3,293,869	$528,741	$892,388

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. A portion of this income is included in loan loss and other reserves, net of recoveries.
(4)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
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

(13)

In June 2011, we funded an additional $5.5 million and extended the maturity date of this loan to February 2013. In September 2011, we entered into a loan participation in the amount of $28.5 million on a $31.5 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(14)

In May 2011, we acquired a substantial ownership interest in the 205,000-square-foot office condominium along with control of the asset. We provided a senior mezzanine loan as part of the sale of the condominium unit in 2007. The transaction included a consensual modification of that loan. See Note 3.

(15)	In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 6 to the next table.
(16)	In conection with the recapitalization of the investment, our mezzanine loan was converted to preferred equity. See note 7 to the next table.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Preferred Equity Investments

As of September 30, 2011 and December 31, 2010, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.4% (in thousands):

Type	September 30, 2011 Senior Financing	September 30, 2011 Amount Outstanding	December 31, 2010 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(4)(5)(7)	$475,000	$139,246	$45,912	July 2014
Preferred equity(3)(4)(6)	978,257	51,150	46,372	August 2012
Preferred equity(4)	926,260	201,291	---	July 2016
Loan loss reserve(2)	---	(23,400)	(20,900)	---
	$2,379,517	$368,287	$71,384

(1)	This is a fixed rate investment.
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

(6)	In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 15 to the prior table.
(7)

In connection with the recapitalization of the investment, our mezzanine loan was converted to preferred equity. We also made an additional $50.0 million preferred equity loan. See note 16 to the prior table.

The following table is a rollforward of our total loan loss reserves at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Balance at beginning of year	$61,361	$93,844
Expensed	2,500	24,418
Recoveries	(4,370)	(3,662)
Charge-offs	(17,691)	(53,239)
Balance at end of period	$41,800	$61,361

At September 30, 2011 and December 31, 2010, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at September 30, 2011 and December 31, 2010 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $105.4 million at September 30, 2011 and $78.7 million at December 31, 2010. The nonaccrual balance of financing receivables at September 30, 2011 and December 31, 2010 was $85.9 million and $140.8 million, respectively. The recorded investment for financing receivables past due 90 days at September 30, 2011 was $20.4 million associated with two financing receivables and at December 31, 2010 was $9.9 million associated with one financing receivable. All financing receivables are individually evaluated for impairment.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The following table presents impaired loans, which may include non-accrual loans, as of September 30, 2011 and December 31, 2010, respectively (in thousands):

	September 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$101,108	$83,378	$—	$103,678	$99,759	$—
With an allowance recorded:
Commercial real estate	79,823	82,838	41,800	160,711	158,597	61,361
Total	$180,931	$166,216	$41,800	$264,389	$258,356	$61,361

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Average recorded investment in impaired loans	$174,790	$243,221	$214,310	$253,843

Investment and preferred equity income recognized	1,181	1,818	7,542	6,341

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

In August 2011, we sold our 10% interest in the joint venture that held 1551-1555 Broadway for approximately $9.7 million. We realized a gain of $4.0 million on the sale.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The table below provides general information on each of our joint ventures as of September 30, 2011 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(2)	Private Investors	42.95%	42.95%	526	12/06	$285,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(3)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(5)	Sutton/Rapport	50.00%	50.00%	22	09/05	$13,250
180/182 Broadway(5)(6)	Harel/Sutton	25.50%	25.50%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000
11 West 34th Street(7)	Private Investor/Sutton	30.00%	30.00%	17	12/10	$10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	$4,000
3 Columbus Circle(8)	Moinian	48.90%	48.90%	769	01/11	$500,000
280 Park Avenue(9)	Vornado	50.00%	50.00%	1,237	03/11	$400,000
450 West 33rd Street(10)	Normandy	50.00%	50.00%	1,622	04/11	$28,824
1552-1560 Broadway(11)	Sutton	50.00%	50.00%	49	08/11	$136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	$66,250

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
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

(6)

In December 2010, the Company’s 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing. The joint venture also admitted Harel, which contributed $28.1 million to the joint venture, for a 49 percent partnership interest. In August 2011, the joint venture sold the property located at 63 Nassau Street for $2.8 million.

(7)

In December 2010, the Company’s $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in the Company’s recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

(8)

We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture, of which $4.5 million has been funded as of September 30, 2011. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011.

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
(11)

In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway. 1560 Broadway is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet.

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guaranties or master leased tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

underlying loans. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2011	December 31, 2010

100 Park Avenue	09/2014	6.64%	$215,000	$204,946
21 West 34th Street	12/2016	5.76%	100,000	100,000
800 Third Avenue	08/2017	6.00%	20,910	20,910
One Court Square	09/2015	4.91%	315,000	315,000
1604-1610 Broadway(2)	04/2012	5.66%	27,000	27,000
388 and 390 Greenwich Street(3)	12/2017	5.19%	1,106,757	1,106,758
1745 Broadway	01/2017	5.68%	340,000	340,000
141 Fifth Avenue	06/2017	5.70%	25,000	25,000
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
11 West 34th Street	01/2016	4.87%	17,827	18,000
280 Park Avenue	06/2016	6.55%	710,000	---
Total fixed rate debt			$3,041,244	$2,321,364
1515 Broadway(4)	---	---	---	462,896
The Meadows(5)	09/2012	1.59%	85,286	87,034
388 and 390 Greenwich Street(3)	12/2017	1.38%	31,622	31,622
16 Court Street	10/2013	2.70%	85,844	86,844
27-29 West 34th Street(11)	05/2012	1.85%	54,025	54,375
1551-1555 Broadway(6)	---	---	---	128,600
521 Fifth Avenue(7)	---	---	---	140,000
717 Fifth Avenue(8)	09/2012	5.25%	245,000	245,000
379 West Broadway(11)	07/2012	1.89%	20,991	20,991
600 Lexington Avenue	10/2017	2.25%	125,000	125,000
180/182 Broadway(9)	12/2013	2.94%	22,722	8,509
3 Columbus Circle(10)	01/2014	2.35%	256,809	---
1552 Broadway(12)	08/2013	3.23%	94,598	---
747 Madison Avenue	10/2014	3.00%	33,125	---
Other loan payable	06/2016	1.10%	30,000	---
Total floating rate debt			$1,085,022	$1,390,871

Total mortgages and other loan payable			$4,126,266	$3,712,235

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2011.
(2)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
(3)

Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will be required to perform under this guaranty.

(4)	We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. See Notes 3 and 8.
(5)	This loan has a committed amount of $91.2 million.
(6)	This loan was refinanced in June 2011. We sold our interest in this joint venture in August 2011.
(7)	We acquired the remaining interest in this joint venture in January 2011. As a result, we have consolidated this investment since January 2011. See Notes 3 and 8.
(8)	This loan has a committed amount of $285.0 million.
(9)	The $31.0 million loan was repaid in December 2010 as part of a recapitalization of the joint venture. The new loan has a committed amount of $90.0 million.
(10)

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

(11)	In May 2011, this loan was extended by 1-year.
(12)	This loan has a committed amount of $125.0 million.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.3 million, $8.0 million, $2.6 million and $11.7 million from these services for the three and nine months ended September 30, 2011 and 2010, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2011 and December 31, 2010, are as follows (in thousands):

	September 30, 2011	December 31, 2010
Assets
Commercial real estate property, net	$5,791,922	$4,831,897
Debt investments	29,937	---
Other assets	613,599	516,049
Total assets	$6,435,458	$5,347,946

Liabilities and members’ equity
Mortgages and other loan payable	$4,126,266	$3,712,235
Other liabilities	339,780	233,463
Members’ equity	1,969,412	1,402,248
Total liabilities and members’ equity	$6,435,458	$5,347,946
Company’s net investment in unconsolidated joint ventures	$921,146	$631,570

The combined statements of income for the unconsolidated joint ventures, from acquisition date through September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Total revenues	$124,702	$132,817	$362,054	$456,779
Operating expenses	18,613	21,659	55,294	74,015
Real estate taxes	12,920	13,474	38,660	53,371
Interest expense, net of interest income	55,432	51,174	148,871	152,061
Depreciation and amortization	38,533	37,874	111,907	120,765
Transaction related costs	1,752	---	2,569	1,075
Total expenses	127,250	124,181	357,301	401,287
Net (loss) income	$(2,548)	$8,636	$4,753	$55,492
Company’s equity in net (loss) income of unconsolidated joint ventures	$(2,728)	$7,544	$7,663	$32,925

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At September 30, 2011, we held 5,349,370 shares, or approximately 10.71% of Gramercy’s common stock.  Our total investment of approximately $16.8 million is based on the market value of our common stock investment in Gramercy at September 30, 2011.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred financing	$101,048	$86,256
Deferred leasing	222,107	200,633
	323,155	286,889
Less accumulated amortization	(132,032)	(114,372)
Deferred costs, net	$191,123	$172,517

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2011 and December 31, 2010, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)		September 30, 2011	December 31, 2010
711 Third Avenue	06/2015	4.99%		$120,000	$120,000
420 Lexington Avenue(3)	09/2016	7.15%		187,706	149,141
673 First Avenue	02/2013	5.67%		30,131	30,781
220 East 42nd Street	11/2013	5.24%		191,540	194,758
625 Madison Avenue	11/2015	7.22%		129,896	132,209
609 Fifth Avenue	10/2013	5.85%		95,360	96,502
609 Partners, LLC	07/2014	5.00%		31,721	31,722
485 Lexington Avenue	02/2017	5.61%		450,000	450,000
120 West 45th Street	02/2017	6.12%		170,000	170,000
919 Third Avenue(4)	06/2023	5.12%		500,000	219,879
300 Main Street	02/2017	5.75%		11,500	11,500
500 West Putnam	01/2016	5.52%		24,684	25,000
One Madison Avenue	05/2020	5.91%		630,744	640,076
125 Park Avenue	10/2014	5.75%		146,250	146,250
2 Herald Square	04/2017	5.36%		191,250	191,250
885 Third Avenue	07/2017	6.26%		267,650	267,650
292 Madison Avenue	08/2017	6.17%		59,099	59,099
110 East 42nd Street(5)	07/2017	5.81%		65,000	---
Other loan payable(13)	09/2019	8.00%		50,000	---
Total fixed rate debt				$3,352,531	$2,935,817
100 Church Street(6)	---	---	$	---	$139,672
Landmark Square(7)	---	---		---	110,180
28 West 44th Street(8)	---	---		---	122,007
521 Fifth Avenue(9)	04/2013	2.20%		150,000	---
1515 Broadway(10)	12/2014	3.50%		453,538	---
Other loan payable(11)	06/2013	3.36%		62,792	62,792
Other loan payable(12)	---	---		---	30,000
Total floating rate debt				$666,330	$464,651
Total mortgages and other loans payable				$4,018,861	$3,400,468

(1)                         Held in bankruptcy remote special purpose entity.

(2)                         Effective interest rate for the quarter ended September 30, 2011.

(3)                         We increased this loan by $40.0 million in March 2011.

(4)                         We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.9 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

(13)                     This loan is secured by a portion of a preferred equity investment.

At September 30, 2011 and December 31, 2010 the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $6.7 billion and $5.8 billion, respectively.

9.  Corporate Indebtedness

2007 Revolving Credit Facility

We have a $1.5 billion revolving credit facility, or the 2007 revolving credit facility.  The 2007 revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at September 30, 2011, was 90 basis points.  This facility matures in June 2012.  The 2007 revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 revolving credit facility had approximately $500.0 million outstanding at September 30, 2011.  Availability under the 2007 revolving credit facility was further reduced at September 30, 2011 by $101.4 million of outstanding letters of credit.

The Operating Partnership is the borrower, and we and certain of our subsidiaries are guarantors under the 2007 revolving credit facility.  From time to time, certain of our indebtedness under the 2007 revolving credit facility is secured by mortgages granted by our subsidiaries, other than ROP. Further, ROP and certain of its subsidiaries provide a senior guaranty of the Operating Partnership’s obligations under the 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the facility.  As of September 30, 2011, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $376.2 million.

The 2007 revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2011 and December 31, 2010, respectively (in thousands):

Issuance		September 30, 2011 Unpaid Principal Balance		September 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1) (5)(7)	$	---	$	---	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)		98,578		98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)		275,000		274,794	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(8)		250,000		250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)		657		657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)		120,157		118,701	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)		345,000		275,299	268,552	3.00%	7.125%	7	October 15, 2017
August 5, 2011(8)		250,000		249,551	---	5.00%	5.000%	7	August 15, 2018
		$1,339,392		$1,267,580	$1,100,545

(1)                Issued by ROP.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

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

(3)                In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.  During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million.  On the issuance date, $66.6 million was recorded in equity.  As of September 30, 2011, approximately $1.5 million remained unamortized.

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

(6)                In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity.  As of September 30, 2011, approximately $69.7 million remained unamortized.

(7)                In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.

(8)                Issued by us, the Operating Partnership and ROP, as co-obligors.

Restrictive Covenants

The terms of the 2007 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

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

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2007 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2011, including as-of-right extension

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

options, were as follows (in thousands):

	Scheduled Amortization		Principal Repayments		Revolving Credit Facility		Trust Preferred Securities		Senior Unsecured Notes	Total	Joint Venture Debt
2011	$9,708	$	---	$	---	$	---	$	---	$9,708	$1,724
2012	42,629		---		500,000		---		118,701	661,330	176,173
2013	42,820		516,179		---		---		---	558,999	91,213
2014	40,712		598,419		---		---		98,578	737,709	124,118
2015	31,521		229,537		---		---		657	261,715	102,476
Thereafter	189,582		2,317,754		---		100,000		1,049,644	3,656,980	1,327,907
	$356,972		$3,661,889		$500,000		$100,000		$1,267,580	$5,886,441	$1,823,611

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011		2010	2011		2010
Interest expense	$75,939		$56,920	$211,026		$171,521
Interest income	(511)		(478)	(1,535)		(1,350)
Interest expense, net	$75,428		$56,442	$209,491		$170,171
Interest capitalized	$1,412	$	---	$3,629	$	---

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $4.9 billion, compared to the book value of the related fixed rate debt of approximately $4.8 billion at September 30, 2011.  Our floating rate debt, inclusive of our 2007 revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.1 billion, compared to the book value of the related floating rate debt of approximately $1.1 billion at September 30, 2011. Our debt and preferred equity investments had an estimated fair value ranging between $762.5 million and $852.2 million, compared to the book value of approximately $897.0 million at September 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $1.9 million,

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

$0.6 million and $1.6 million for the three and nine months ended September 30, 2011 and 2010, respectively.  We paid Alliance approximately $4.3 million, $10.9 million, $3.4 million and $9.6 million for the three and nine months ended September 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $113,000, $335,000, $92,000 and $293,000 for the three and nine months ended September 30, 2011 and 2010, respectively.

Other

Amounts due from related parties at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Due from joint ventures	$414	$1,062
Other	2,798	5,233
Related party receivables	$3,212	$6,295

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures – Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12.  Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $.01 par value per share, 75,000,000 shares of excess stock, at $.01 par value per share, and 25,000,000 shares of preferred stock, par value $.01 per share.  As of September 30, 2011, 85,705,974 shares of common stock and no shares of excess stock were issued and outstanding.

In 2011, we, along with the Operating Partnership, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of our common stock. As of September 30, 2011, we had sold 6.7 million shares of our common stock through the ATM programs for aggregate gross proceeds of approximately $525.0 million ($517.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes.

On July 27, 2011, we, along with the Operating Partnership, entered into a new ATM program with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, to sell shares of our common stock having aggregate sales proceeds of $250.0 million. As of September 30, 2011, we have not sold any shares of our common stock under this program.

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

September 30, 2011

(Unaudited)

Dividend Reinvestment and Stock Purchase Plan

We have filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2011 and 2010, we issued approximately 285 shares and 251,000 shares and received approximately $22,000 and $11.3 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award.  Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan has been previously terminated by the Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. At September 30, 2011, approximately 4.2 million fungible units were available for issuance under the 2005 Plan, or 5.4 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011	December 31, 2010
Dividend yield	2.00%	2.00%
Expected life of option	5.2 years	5.1 years
Risk-free interest rate	2.16%	2.09%
Expected stock price volatility	40.61%	50.07%

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

A summary of the status of our stock options as of September 30, 2011 and December 31, 2010 and changes during the periods then ended are presented below:

	September 30, 2011		December 31, 2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,353,002	$58.85	1,324,221	$56.74
Granted	62,000	$68.64	180,250	$62.00
Exercised	(179,885)	$44.20	(109,636)	$31.49
Lapsed or cancelled	(36,967)	$58.29	(41,833)	$77.33
Balance at end of period	1,198,150	$61.57	1,353,002	$58.85

Options exercisable at end of period	714,445	$68.88	631,224	$69.42
Weighted average fair value of options granted during the period	$1,376,165		$4,333,281

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 3.9 years and the remaining weighted average contractual life of the options exercisable was 3.9 years.

During the three and nine months ended September 30, 2011 and 2010, we recognized approximately $1.0 million, $3.6 million, $0.9 million and $3.2 million of compensation expense, respectively, for these options. As of September 30, 2011 there was approximately $6.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

A summary of our restricted stock as of September 30, 2011 and December 31, 2010 and charges during the respective periods is presented below:

Restricted Stock Awards	Nine Months Ended September 30,	Year Ended December 31,
	2011	2010
Balance at beginning of year	2,728,290	2,330,532
Granted	157,153	400,925
Cancelled	(1,167)	(3,167)
Balance at end of period	2,884,276	2,728,290
Vested during the period	27,131	153,644
Compensation expense recorded	$13,498,926	$15,327,206
Weighted average fair value of restricted stock granted during the year	$19,946,856	$28,269,983

The fair value of restricted stock that vested during the nine months ended September 30, 2011 was $1.6 million. As of September 30, 2011, there was $14.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately two years.

For the three and nine months ended September 30, 2011 and 2010, approximately $0.9 million, $2.8 million, $0.5 million and $1.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). We recorded compensation expense of $23,000 for the three months ended March 31, 2010. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through July 31, 2011.  We recorded compensation expense of approximately $10,000, $70,000, $0.1 million and $0.2 million for the three and nine months ended September 30, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan.

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

September 30, 2011

(Unaudited)

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.5 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.3 million, $6.5 million, $1.3 million and $2.8 million for the three and nine months ended September 30, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. 2011 Outperformance Plan

In August 2011, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. Awards have not yet been granted under the 2011 Outperformance Plan.

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

During the nine months ended September 30, 2011, 6,998 phantom stock units were earned.  As of September 30, 2011, there were approximately 65,664 phantom stock units outstanding.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2011, approximately 53,626 shares of our common stock had been issued under the ESPP.

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2011 and 2010 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common stockholders	$7,079	$111,500	$614,423	$263,617
Effect of Dilutive Securities:
Redemption of units to common shares	169	1,786	13,946	4,544
Stock options	---	---	---
Diluted Earnings:
Income attributable to SL Green common stockholders	$7,248	$113,286	$628,369	$268,161

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	85,696	78,227	83,001	78,034
Effect of Dilutive Securities:
Redemption of units to common shares	1,912	1,210	1,876	1,345
3.0% exchangeable senior debentures due 2017	---	---	---	---
3.0% exchangeable senior debentures due 2027	---	---	---	---
4.0% exchangeable senior debentures due 2025	---	---	---	---
Stock-based compensation plans	473	344	507	343
Diluted Shares	88,081	79,781	85,384	79,722

We have excluded approximately 667,000, 657,000, 794,000 and 804,000 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2011 and 2010, respectively, as they were anti-dilutive.

13.  Noncontrolling Interests in Operating Partnership

The unit holders represent the noncontrolling interest ownership in our operating partnership.  As of September 30, 2011 and December 31, 2010, the noncontrolling interest unit holders owned 2.2% (1,909,962 units) and 1.57% (1,249,274 units) of the operating partnership, respectively.  At September 30, 2011, 1,909,962 shares of our common stock were reserved for issuance upon redemption of units of limited partnership interest in our operating partnership.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

We record the carrying value of the noncontrolling interests in the operating partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the operating partnership below (in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance at beginning of period	$84,338	$84,618
Distributions	(573)	(511)
Issuance of units	20,222	2,874
Redemption of units	(865)	(25,104)
Net income	13,946	4,574
Accumulated other comprehensive income allocation	(173)	(1,061)
Fair value adjustment	(2,169)	18,948
Balance at end of period	$114,726	$84,338

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2011 (in thousands):

September 30,	Capital lease	Non-cancellable operating leases

2011	$356	$8,357
2012	1,555	33,429
2013	1,555	33,429
2014	1,555	33,429
2015	1,593	33,429
Thereafter	44,057	648,984
Total minimum lease payments	50,671	$791,057
Less amount representing interest	(33,577)
Present value of net minimum lease payments	$17,094

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at September 30, 2011 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate		Effective Date	Expiration Date		Fair Value
Interest Rate Cap	$110,180	6.000%		2/2011	2/2012	$	---
Interest Rate Cap	$139,672	5.000%		1/2011	1/2012	$	---
Interest Rate Swap	$30,000	2.295%		7/2010	6/2016		$(1,662)

Currency Hedge	$20,748	1.55185	GBP-USD	9/2010	12/2012		$(9)

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On September 30, 2011, the derivative instruments were reported as an obligation at their fair value of approximately $1.7 million.  This is included in Other Liabilities on the consolidated balance sheet at September 30, 2011.  Included in Accumulated Other Comprehensive Loss at September 30, 2011 was approximately $17.0 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $17.9 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $17.0 million balance noted above. The balance in Accumulated Other Comprehensive Loss relating to derivatives was $36.1 million and $32.3 million at September 30, 2011 and December 31, 2010, respectively.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.7 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, respectively (in thousands):

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
Designation\Cash Flow	Derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Qualifying	Interest Rate Swaps/Caps	$(7,188)	$(4,613)	$(3,179)	$(3,161)	$(1)	$---

Non-qualifying	Interest Rate Caps/Currency Hedges	---	---	---	---	(493)	(82)

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the nine months ended September 30, 2011 and 2010, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Nine Months Ended

Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Nine Months Ended

						Amount of (Loss) or Gain Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Nine Months Ended
Designation\Cash Flow	Derivative	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Qualifying	Interest Rate Swaps/Caps	$(13,260)	$(18,755)	$(9,394)	$(9,405)	$(17)	$(1,331)

Non-qualifying	Interest Rate Caps/Currency Hedges	---	---	---	---	(168)	(107)

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Selected results of operations for the three and nine months ended September 30, 2011 and 2010, and selected asset information as of September 30, 2011 and December 31, 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2011	$290,141	$18,433	$308,574
September 30, 2010	234,774	84,377	319,151

Nine months ended:
September 30, 2011	$842,145	$98,256	$940,401
September 30, 2010	696,061	125,543	821,604

Income from continuing operations:
Three months ended:
September 30, 2011	$592	$15,896	$16,488
September 30, 2010	6,405	80,465	86,870

Nine months ended:
September 30, 2011	$519,960	$92,224	$612,184
September 30, 2010	153,592	105,589	259,181

Total assets:
As of:
September 30, 2011	$12,259,854	$902,791	$13,162,645
December 31, 2010	10,330,043	970,251	11,300,294

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2007 revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $19.1 million, $65.2 million, $21.7 million and $63.7 million for the three and nine months ended September 30, 2011 and 2010, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income from continuing operations	$16,488	$86,870	$612,184	$259,181
Net income from discontinued operations	---	2,211	1,298	6,531
Gain on sale of discontinued operations	---	35,485	46,085	35,485
Net income	16,488	124,566	659,567	301,197
Net income attributable to noncontrolling interests in the operating partnership	(169)	(1,786)	(13,946)	(4,544)
Net income attributable to noncontrolling interests in other partnerships	(1,695)	(3,735)	(8,564)	(10,831)
Net income attributable to SL Green	14,624	119,045	637,057	285,822
Preferred stock dividends	(7,545)	(7,545)	(22,634)	(22,205)
Net income attributable to SL Green common stockholders	$7,079	$111,500	$614,423	$263,617

SL Green Realty Corp.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2011 and 2010 is presented below (in thousands):

	Nine Months Ended September 30,
	2011	2010
Issuance of common stock as deferred compensation	$621	$474
Issuance of units in the operating partnership	20,222	---
Redemption of units in the operating partnership	865	12,091
Derivative instruments at fair value	1,674	14,268
Assignment of debt investment to joint venture	286,571	---
Mortgage assigned to joint venture	30,000	---
Tenant improvements and capital expenditures payable	8,686	7,621
Assumption of mortgage loans	663,767	285,922
Debt and other investments acquired	---	30,000
Fair value adjustment to noncontrolling interest in operating partnership	1,168
Accrued acquisition liabilities	43,000	---
Issuance of common stock in connection with an acquisition	14,997
Consolidation of real estate investments	557,314	---
Deconsolidation of real estate investments – assets	---	60,783
Deconsolidation of real estate investments – liabilities	---	47,533

19.  Subsequent Events

In October 2011, we formed a joint venture with Stonehenge Partners and entered into a contract to acquire eight retail and multifamily properties in Manhattan for $416 million. The transaction is expected to be completed in the first quarter of 2012.

In October 2011, we entered into an agreement to sell the leased fee interest at 292 Madison Avenue for $85 million. The transaction is subject to certain closing conditions, including the lender’s approval of the transfer of ownership.  There can be no assurance as to when the conditions precedent contemplated in the sale agreement will be fulfilled, or that the transaction will be consummated.

In October 2011, we, along with our joint venture partner Jeff Sutton, announced an agreement to sell two retail condominium units at 141 Fifth Avenue for $46 million.  The transaction is subject to certain closing conditions, including the lender’s approval of the transfer of ownership.  There can be no assurance as to when the conditions precedent contemplated in the sale agreement will be fulfilled, or that the transaction will be consummated.

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

As of September 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	24	17,197,945	93.2%
	Unconsolidated properties	7	6,191,673	92.3%

Suburban	Consolidated properties	25	3,863,000	80.1%
	Unconsolidated properties	6	2,941,700	93.6%
		62	30,194,318	91.4%

(1)The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 319,182 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of September 30, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

Refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the nine months ended September 30, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010

The following comparison for the three months ended September 30, 2011, or 2011, to the three months ended September 30, 2010, or 2010, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2010 and at September 30, 2011 and totaled 45 of our 49 consolidated properties, representing approximately 69.0% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$244.9	$195.9	$49.0	25.0%
Escalation and reimbursement revenue	39.2	30.8	8.4	27.3
Total	$284.1	$226.7	$57.4	25.3%

Same-Store Properties	$220.4	$219.3	$1.1	0.5%
Acquisitions	63.4	7.2	56.2	780.6
Other	0.3	0.2	0.1	50.0
Total	$284.1	$226.7	$57.4	25.3%

Occupancy in the Same-Store Properties was 90.0% at September 30, 2011, 89.4% at December 31, 2010 and 88.7% at September 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2011 compared to a partial period or not being included in 2010.

Occupancy for our same-store Manhattan portfolio at September 30, 2011 was 92.7 percent as compared to 90.6 percent for the same period in the previous year.  During the quarter, we signed 52 office leases in our Manhattan portfolio totaling 585,351 square feet.  Nine leases totaling 102,922 square feet represented office leases that replaced previous vacancy, while 43 office leases comprising 482,429 square feet had average starting rents of $54.11 per rentable square foot, representing a 6.7 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the third quarter was 8.9 years and average tenant concessions were 3.2 months of free rent with a tenant improvement allowance and lease commissions of $41.76 per rentable square foot.  Of the 544,836 square feet of office leases which commenced during the third quarter, 75,212 square feet represented office leases that replaced previous vacancy, while 469,624 square feet represented office leases that had average starting rents of $49.37 per rentable square foot, representing a 4.0 percent increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 85.9 percent at September 30, 2011 as compared to 87.0 percent for the same period in the previous year.  During the quarter, we signed 20 office leases in the Suburban portfolio totaling 122,691 square feet.  Nine leases totaling 35,169 square feet represented office leases that replaced previous vacancy, while 11 office leases comprising 87,522 square feet had average starting rents of $39.28 per rentable square foot, representing a 2.1 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the third quarter was 7.9 years and average tenant concessions were 12.5 months of free rent with a tenant improvement allowance and lease commissions of $38.56 per rentable square foot.  Of the 124,158 square feet of office leases which commenced during the third quarter, 20,879 square feet represented office leases that replaced previous vacancy, while 103,279 square feet represented office leases that had average starting rents of $38.49 per rentable square foot, representing a 1.7 percent increase over the previously fully escalated rents on the same office spaces.

At September 30, 2011, approximately 2.5% and 4.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 20.5% and 4.9% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 12.8% and 3.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($8.1 million), Same-Store Properties ($0.2 million) and Other properties ($0.1 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net (loss) income of unconsolidated joint ventures	$(2.7)	$7.5	$(10.2)	(136.0)%
Investment and preferred equity income	18.4	84.4	(66.0)	(78.2)
Other income	6.1	8.1	(2.0)	(24.7)

Total	$21.8	$100.0	$(78.2)	(78.2)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway, which we consolidated in April 2011 ($2.8 million), 280 Park Avenue ($6.5 million) and 2 Herald Square ($1.5 million) and 885 Third Avenue ($1.8 million), both of which were acquired in December 2010.  This was partially offset by higher net income contributions primarily from our investments in 3 Columbus Circle ($0.7 million), 600 Lexington Avenue ($0.3 million). 100 Park Avenue (0.4 million), 388 Greenwich Street ($0.2 million), Jericho Plaza ($1.8 million) and 450 West 33rd Street debt joint venture ($0.5 million).  Occupancy at our joint venture properties was 92.7% at September 30, 2011, 95.2% at December 31, 2010 and 93.9% at September 30, 2010.  At September 30, 2011, approximately 2.0% and 2.8% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2011. We estimated that current market rents on these expected 2011 lease expirations at our Manhattan and Suburban joint venture properties were approximately 31.9% and 0.1% higher, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during the current quarter primarily due to the repayment on 510 Madison Avenue at par in September 2010. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income. During the quarter, we originated or purchased $348.1 million of new debt investments at an average current yield of 9.3%. The weighted average investment balance outstanding and weighted average yield were $811.8 million and 7.99%, respectively, for 2011 compared to $919.3 million and 9.13%, respectively, for 2010. As of September 30, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.2 years.

The decrease in other income was primarily due to lower fee and other income ($2.1 million). This was offset by higher lease buy-out income ($0.1 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$69.1	$58.1	$11.0	18.9%
Real estate taxes	44.9	35.8	9.1	25.4
Ground rent	8.5	7.9	0.6	7.6
Total	$122.5	$101.8	$20.7	20.3%

Same-Store Properties	$98.5	$96.3	$2.2	2.3%
Acquisitions	21.6	3.3	18.3	554.5
Other	2.4	2.2	0.2	9.1
Total	$122.5	$101.8	$20.7	20.3%

Same-Store Properties operating expenses increased approximately $2.2 million. There were increases in real estate taxes ($1.7 million), payroll costs ($0.9 million), cleaning and repairs and maintenance ($0.7 million) and ground rent ($0.7 million). This was partially offset by decreases in utilities ($1.1 million), insurance costs ($0.1 million) and other expenses ($0.6 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$78.4	$59.0	$19.4	32.9%
Depreciation and amortization expense	73.4	56.0	17.4	31.1
Loan loss and other investment reserves, net of recoveries	---	1.3	(1.3)	(100.0)
Transaction related costs	0.2	3.3	(3.1)	(93.9)
Marketing, general and administrative expense	18.9	18.5	0.4	2.2
Total	$170.9	$138.1	$32.8	23.8%

The increase in interest expense was primarily attributable to higher average debt balances outstanding during the quarter due to the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase in investment activity in 2011, inclusive of the acquisitions of 1515 Broadway and 521 Fifth Avenue and the $250.0 million, 5.0% senior unsecured notes issued in August 2011. The weighted average debt balance outstanding increased from $4.6 billion during the quarter ended September 30, 2010 to $5.8 billion during the quarter ended September 30, 2011.  The weighted average interest rate increased from 4.99% for the quarter ended September 30, 2010 to 5.06% for the quarter ended September 30, 2011.

Loan loss and other investment reserves decreased year over year as we recorded no reserves during the quarter ended September 30, 2011 compared to $1.3 million in the same quarter in the prior year.

Marketing, general and administrative expense, or MG&A, represented 5.3% of total revenues, including our share of joint venture revenues, in 2011 compared to 4.8% in 2010.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

The following comparison for the nine months ended September 30, 2011, or 2011, to the nine months ended September 30, 2010, or 2010, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2010 and at September 30, 2011 and totaled 45 of our 49 consolidated properties, representing approximately 69.0% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$714.4	$581.3	$133.1	22.9%
Escalation and reimbursement revenue	104.4	89.6	14.8	16.5
Total	$818.8	$670.9	$147.9	22.0%

Same-Store Properties	$661.8	$656.7	$5.1	0.8%
Acquisitions	156.1	11.5	144.6	1,257.4
Other	0.9	2.7	(1.8)	(66.7)
Total	$818.8	$670.9	$147.9	22.0%

Occupancy in the Same-Store Properties was 90.0% at September 30, 2011, 89.4% at December 31, 2010 and 88.7% at September 30, 2010. The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the nine months in 2011 compared to a partial period or not being included in 2010.

Occupancy for our same-store Manhattan portfolio at September 30, 2011 was 92.7 percent as compared to 90.6 percent for the same period in the previous year.  During the nine months ended September 30, 2011, we signed 163 office leases in our Manhattan portfolio totaling 1,638,151 square feet.  31 leases totaling 364,708 square feet represented office leases that replaced previous vacancy, while 132 office leases comprising 1,273,443 square feet had average starting rents of $52.91 per rentable square foot, representing a 6.4 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed during the nine months ended September 30, 2011was 8.6 years and average tenant concessions were 3.0 months of free rent with a tenant improvement allowance and lease commissions of $45.34 per rentable square foot.  Of the 1,640,199 square feet of office leases which commenced during 2011, 377,899 square feet represented office leases that replaced previous vacancy, while 1,262,300 square feet represented office leases that had average starting rents of $50.16 per rentable square foot, representing a 3.0 percent increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 85.9 percent at September 30, 2011 as compared to 87.0 percent for the same period in the previous year.  During the nine months ended September 30, 2011, we signed 83 office leases in the Suburban portfolio totaling 428,596 square feet.  24 leases and 77,504 square feet represented office leases that replaced previous vacancy, while 59 office leases comprising 351,092 square feet had average starting rents of $34.15 per rentable square foot, representing a 2.4 percent decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed during the nine months ended September 30, 2011was 6.2 years and average tenant concessions were 6.4 months of free rent with a tenant improvement allowance and lease commissions of $26.05 per rentable square foot.  Of the 444,456 square feet of office leases which commenced during 2011, 170,617 square feet represented office leases that replaced previous vacancy, while 373,839 square feet represented office leases that had average starting rents of $34.09 per rentable square foot, representing a 2.2 percent decrease over the previously fully escalated rents on the same office spaces.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2011, approximately 2.5% and 4.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 20.5% and 4.9% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 12.8% and 3.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($16.6 million) which were offset by lower recoveries at the Same-Store Properties ($1.4 million) and Other properties ($0.4 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower real estate tax recoveries ($0.8 million) and electric reimbursements ($0.9 million) which were partially offset by higher operating expense escalations ($0.3 million).

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$7.7	$32.9	$(25.2)	(76.6)%
Investment and preferred equity income	98.3	125.5	(27.2)	(21.7)
Other income	23.3	25.1	(1.8)	(7.2)

Total	$129.3	$183.5	$(54.2)	(29.5)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 800 Third Avenue ($0.6 million), 1221 Avenue of the Americas which was sold in May 2010 ($10.5 million), 141 Fifth Avenue ($0.5 million), 1515 Broadway, which we consolidated in April 2011 ($1.9 million), 1552 Broadway ($0.5 million), 280 Park Avenue ($8.6 million) and 2 Herald Square ($4.6 million) and 885 Third Avenue ($5.5 million), both of which were acquired in December 2010.  This was partially offset by higher net income contributions primarily from our investments in Jericho Plaza ($1.0 million), 1551 Broadway, due to a refinancing ($2.4 million), 16 Court Street ($0.6 million), 388 Greenwich Street ($0.6 million), 3 Columbus Circle ($0.7 million), 450 West 33rd Street, a mezzanine debt joint venture ($0.9 million) and 600 Lexington Avenue ($1.0 million).  Occupancy at our joint venture properties was 92.7% at September 30, 2011, 95.2% at December 31, 2010 and 93.9% at September 30, 2010.  At September 30, 2011, approximately 2.0% and 2.8% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2011. We estimated that current market rents on these expected 2011 lease expirations at our Manhattan and Suburban joint venture properties were approximately 31.9% and 0.1% higher, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during 2011. In 2011, debt investments totaling $352.8 million (inclusive of the 280 Park Avenue transaction) were sold or repaid resulting in the recognition of additional income of $43.0 million during the first quarter of 2011. In September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. During 2011, we also originated or purchased $507.8 million of new debt investments at an average current yield of 9.74%. The weighted average investment balance outstanding and weighted average yield were $758.0 million and 7.57%, respectively, for 2011 compared to $840.3 million and 9.0%, respectively, for 2010. As of September 30, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.2 years.

The decrease in other income was primarily due to lower contribution from the Service Corporation ($3.3 million) which was partially offset by an increase in lease buy-out income ($0.5 million) and other fee income ($1.0 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$191.8	$167.6	$24.2	14.4%
Real estate taxes	129.0	110.0	19.0	17.3
Ground rent	24.1	23.4	0.7	3.0
Total	$344.9	$301.0	$43.9	14.6%

Same-Store Properties	$289.6	$283.7	$5.9	2.1%
Acquisitions	47.4	6.5	40.9	629.2
Other	7.9	10.8	(2.9)	(26.9)
Total	$344.9	$301.0	$43.9	14.6%

Same-Store Properties operating expenses increased approximately $5.9 million. There were increases in real estate taxes ($2.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million), payroll costs ($1.7 million), cleaning and repairs and maintenance ($2.7 million), ground rent ($0.7 million) and other expenses ($0.7 million).  This was partially offset by decreases in utilities ($1.4 million) and insurance costs ($1.4 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$219.0	$176.6	$42.4	24.0%
Depreciation and amortization expense	202.4	166.9	35.5	21.3
Loan loss and other investment reserves, net of recoveries	(1.9)	12.3	(14.2)	(115.4)
Transaction related costs	3.8	8.4	(4.6)	(54.8)
Marketing, general and administrative expense	61.4	55.3	6.1	11.0
Total	$484.7	$419.5	$65.2	15.5%

The increase in interest expense was primarily attributable to higher average debt balances outstanding during the period due to the increase in investment activity in 2011, inclusive of the acquisitions of 1515 Broadway and 521 Fifth Avenue. The weighted average debt balance outstanding increased from $4.8 billion during the nine months ended September 30, 2010 to $5.7 billion during the nine months ended September 30, 2011.  The weighted average interest rate increased from 4.68% for the nine months ended September 30, 2010 to 5.03% for the nine months ended September 30, 2011.

Loan loss and other investment reserves decreased year over year. We recorded $2.5 million in reserves and $4.4 million in recoveries in 2011 compared to $12.3 million in reserves and no recoveries in 2010.

Marketing, general and administrative expense represented 5.6% of total revenues, including our share of joint venture revenues, in 2011 compared to 5.3% in 2010.

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

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2011 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property mortgages and other loans	$9,708	$42,629	$558,999	$639,131	$261,058	$2,507,336	$4,018,861
Corporate obligations	---	618,701	---	98,578	657	1,149,644	1,867,580
Joint venture debt-our share	1,724	176,173	91,213	124,118	102,476	1,327,907	1,823,611
Total	$11,432	$837,503	$650,212	$861,827	$364,191	$4,984,887	$7,710,052

As of September 30, 2011, we had approximately $449.5 million of cash on hand, inclusive of approximately $55.0 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cash and cash equivalents were $394.5 million and $270.8 million at September 30, 2011 and 2010, respectively, representing an increase of $123.7 million.  The increase was a result of the following increases and decreases in cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$237,696	$254,049	$(16,353)
Net cash (used in) provided by investing activities	$(501,519)	$174,990	$(676,509)
Net cash provided by (used in) financing activities	$325,498	$(501,951)	$827,449

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2011 our portfolio was 91.4% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$(204,318)
Escrow cash-capital improvements/acquisition deposits	45,865
Joint venture investments	(12,256)
Distributions from joint ventures	92,593
Net proceeds from sale of real estate	(462,573)
Other investments	(8,563)
Debt and preferred equity and other investments	(127,257)
Decrease in net cash provided by investing activities	$(676,509)

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $55.4 million for the nine months ended September 30, 2010 compared to $111.5 million for the nine months ended September 30, 2011. The increased capital expenditures relate primarily to costs incurred in connection with the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2007 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time we issue common or preferred stock. During the nine months ended September 30, 2011, when compared to the nine months ended September 30, 2010, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,670,870
Repayments under our debt obligations	(1,139,674)
Noncontrolling interests, contributions in excess of distributions	(135,490)
Redemption of noncontrolling interest	11,096
Other financing activities	30,393
Proceeds from sale of common stock	516,350
Proceeds from sale of preferred stock	(122,019)
Dividends paid	(4,077)
Decrease in cash used in financing activities	$827,449

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capitalization

As of September 30, 2011, we had 85,705,974 shares of common stock, 1,909,962 units of limited partnership interest in our Operating Partnership, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding.

In 2011, we, along with the Operating Partnership, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of our common stock. As of September 30, 2011, we had sold 6.7 million shares of our common stock through the ATM programs for aggregate gross proceeds of approximately $525.0 million ($517.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of September 30, 2011, we had no availability to issue shares under these ATM programs.

On July 27, 2011, we, along with the Operating Partnership, entered into a new ATM program with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, to sell shares of our common stock having aggregate sales proceeds of $250.0 million. As of September 30, 2011, we have not sold any shares of our common stock under this program.

Dividend Reinvestment and Stock Purchase Plan

We have filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2011 and 2010, we issued approximately 285 shares and 251,000 shares and received approximately $22,000 and $11.3 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At September 30, 2011, approximately 4.2 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.4 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). We recorded compensation expense of $23,000 for the three months ended March 31, 2010. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through July 31, 2011.  We recorded compensation expense of approximately $10,000, $70,000, $0.1 million and $0.2 million for the three and nine months ended September 30, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan.

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

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.5 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.3 million, $6.5 million, $1.3 million and $2.8 million for the three and nine months ended September 30, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. 2011 Outperformance Plan

In August 2011, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to $85 million of LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested. Awards have not yet been granted under the 2011 Outperformance Plan.

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

During the nine months ended September 30, 2011, 6,998 phantom stock units were earned.  As of September 30, 2011, there were approximately 65,664 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of September 30, 2011 approximately 53,626 shares of our common stock had been issued under the ESPP.

Market Capitalization

At September 30, 2011, borrowings under our mortgages and other loans payable, our 2007 revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 58.4% of our combined market capitalization of approximately $13.2 billion (based on a common stock price of $58.15 per share, the closing price of our common stock on the New York Stock Exchange on September 30, 2011).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2007 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2011 and December 31, 2010, respectively (dollars in thousands):

Debt Summary:	September 30, 2011	December 31, 2010
Balance
Fixed rate	$4,720,111	$4,136,362
Variable rate — hedged	30,000	---
Total fixed rate	4,750,111	4,136,362
Variable rate	807,978	674,318
Variable rate—supporting variable rate assets	328,351	440,333
Total variable rate	1,136,329	1,114,651
Total	$5,886,440	$5,251,013

Percent of Total Debt:
Total fixed rate	80.7%	78.8%
Variable rate	19.3%	21.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.73%	5.95%
Variable rate	2.30%	1.79%
Effective interest rate	5.06%	4.76%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.24% and 0.26% at September 30, 2011 and 2010, respectively).  Our consolidated debt at September 30, 2011 had a weighted average term to maturity of approximately 5.7 years.

Certain of our debt and preferred equity investments, with an unpaid principal balance of approximately $328.5 million at September 30, 2011, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of September 30, 2011, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $3.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.82% and $666.3 million of variable rate debt with an effective weighted average interest rate of approximately 3.19%.

Corporate Indebtedness

2007 Revolving Credit Facility

We have a $1.5 billion revolving credit facility, or the 2007 revolving credit facility.  The 2007 revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at September 30, 2011, was 90 basis points.  This facility matures in June 2012.  The 2007 revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 revolving credit facility had approximately $500.0 million outstanding at September 30, 2011.  Availability under the 2007 revolving credit facility was further reduced at September 30, 2011 by $101.4 million of outstanding letters of credit.

The Operating Partnership is the borrower, and we and certain of our subsidiaries are guarantors under the 2007 revolving credit facility.  From time to time, certain of our indebtedness under the 2007 revolving credit facility is secured by mortgages granted by our subsidiaries, other than ROP. Further, ROP and certain of its subsidiaries provide a senior guaranty of the Operating Partnership’s obligations under the 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the facility.  As of September 30, 2011, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $376.2 million.

The 2007 revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2011 and December 31, 2010, respectively (in thousands):

Issuance		September 30, 2011 Unpaid Principal Balance		September 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1) (5)(7)	$	---	$	---	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)		98,578		98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)		275,000		274,794	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(8)		250,000		250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)		657		657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)		120,157		118,701	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)		345,000		275,299	268,552	3.00%	7.125%	7	October 15, 2017
August 5, 2011(8)		250,000		249,551	---	5.00%	5.000%	7	August 15, 2018
		$1,339,392		$1,267,580	$1,100,545

(1)	Issued by ROP.
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

(3)

In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012.  We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes.  During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million.  On the issuance date, $66.6 million was recorded in equity.  As of September 30, 2011, approximately $1.5 million remained unamortized.

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

(6)

In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses.  The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity.  As of September 30, 2011, approximately $69.7 million remained unamortized.

(7)	In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.
(8)	Issued by us, the Operating Partnership and ROP, as co-obligors.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restrictive Covenants

The terms of our 2007 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 would increase our annual interest cost by approximately $11.1 million and would increase our share of joint venture annual interest cost by approximately $4.7 million, respectively.

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

Approximately $4.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2011 ranged from LIBOR plus 75 basis points to LIBOR plus 350 basis points.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2011, we will incur approximately $24.1 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $6.6 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders on an annual basis.  Based on our current annual dividend rate of $0.40 per share, we would pay approximately $34.3 million in dividends.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our revolving credit facility, we must first

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $1.9 million, $0.6 million and $1.6 million for the three and nine months ended September 30, 2011 and 2010, respectively.  We paid Alliance approximately $4.3 million, $10.9 million, $3.4 million and $9.6 million for the three and nine months ended September 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $113,000, $335,000, $92,000 and $293,000 for the three and nine months ended September 30, 2011 and 2010, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011.  The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2011.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2012.

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

FFO for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to SL Green common stockholders	$7,079	$111,500	$614,423	$263,617
Add:
Depreciation and amortization	73,358	56,011	202,394	166,909
Discontinued operations depreciation adjustments	---	1,326	676	4,385
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	9,865	7,116	23,174	24,608
Net income attributable to noncontrolling interests	1,864	5,521	22,510	15,375
Loss on equity investment in marketable securities	---	---	---	285
Less:
Gain on sale of discontinued operations	---	35,485	46,085	35,485
Equity in net gain on sale of interest in unconsolidated joint venture	3,032	520	3,032	127,289
Purchase price fair value adjustment	999	---	489,889	---
Depreciation on non-rental real estate assets	242	155	667	686
Funds from Operations	$87,893	$145,314	$323,504	$311,719
Cash flows provided by operating activities	$60,848	$101,395	$237,696	$254,049
Cash flows (used in) provided by investing activities	$(436,786)	$(71,909)	$(501,519)	$174,990
Cash flows used in financing activities	$380,214	$(98,260)	$325,498	$(501,951)

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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
101.1

The following financial statements from SL Green Realty Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ James Mead
James Mead
Chief Financial Officer

Date: November 9, 2011