Form 10-K
period 2011-12-31
SL GREEN REALTY CORP
filed 2012-02-28
CIK 1040971

Use these links to rapidly review the document
SL GREEN REALTY CORP. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of February 15, 2012, there were 86,368,447 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock, held by non-affiliates of the Registrant (78,694,295 shares) at June 30, 2011 was $6.5 billion. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its 2012 Annual Stockholders' Meeting to be to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,429,945	92.8%
	Unconsolidated properties	7	6,191,673	91.6%
Suburban	Consolidated properties	25	3,863,000	80.5%
	Unconsolidated properties	6	2,941,700	93.8%

		64	31,426,318	91.2%

(1)
The weighted average occupancy represents the total leased square feet divided by total available square feet.

        As of December 31, 2011, our Manhattan office properties were comprised of 27 fee owned properties, including ownership in commercial condominium units, and six leasehold owned properties. As of December 31, 2011, our Suburban office properties were comprised of 30 fee owned properties and one leasehold property. We refer to our Manhattan and Suburban office properties collectively as our Portfolio.

        We also owned investments in nine stand-alone retail properties encompassing approximately 349,282 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of December 31, 2011. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2011, our corporate staff consisted of approximately 263 persons, including 163 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        Unless the context requires otherwise, all references to the "Company," "we," "our" and "us" in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including SL Green Operating Partnership, L.P., a Delaware limited partnership, or the operating partnership, or, as the context may require, SL Green Realty Corp. only or SL Green Operating Partnership, L.P. only, and "S.L. Green Properties" means S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green has historically conducted commercial real estate activities.

Corporate Structure

        In connection with our initial public offering, or IPO, in August 1997, our operating partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by SL Green Management Corp, as the "Service Corporation." We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

        Substantially all of our assets are held by, and all of our operations are conducted through, our operating partnership. We are the sole managing general partner of, and as of December 31, 2011, were the owner of approximately 96.88% of the economic interests in, our operating partnership. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. Our operating partnership owns a 100% interest in Management LLC.

        In order to maintain our qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, expect to receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by the chairman of our board of directors.

Business and Growth Strategies

        SL Green Realty Corp., New York City's largest office landlord, is the only fully integrated REIT that is focused primarily on acquiring, managing and maximizing the value of Manhattan commercial properties.

        Our primary business objective is to maximize the total return to stockholders, through growth in funds from operations and through asset value appreciation. Our core business is the ownership of high quality office buildings that are strategically located in close proximity to midtown Manhattan's primary commuter stations. The commercial real estate expertise resulting from owning, operating, investing and lending in Manhattan for over 31 years has also enabled us to invest in a collection of premier retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.

        We are led by a strong, experienced management team that provides a foundation of skills in all aspects of property ownership and management including investment, leasing, operations, capital improvements, financing, repositioning and maintenance. It is with this team that we have achieved a market leading position in our targeted submarkets.

        We seek to enhance the value of our company by executing strategies that include the following:

  •
  Leasing and property management capitalizing on our extensive presence and knowledge of the marketplaces in which we operate.

  •
  Acquiring office, retail and residential properties and selectively using joint venture capital to enhance returns and reduce investment risk.

  •
  Investing in high-yielding debt and preferred equity positions, generating strong risk-adjusted returns, increasing breadth of market insight, building key market relationships and sourcing potential future property acquisition opportunities.

  •
  Executing dispositions through sales or joint ventures that harvest equity generated through management's value enhancing activities, thereby providing a continuing source of capital for reinvestment.

Leasing and Property Management

        We seek to capitalize on our management's extensive knowledge of the Manhattan and suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing 31.4 million square feet of office and retail space, predominantly in Manhattan; (ii) careful management to ensure adequate average lengths of leases and manageable lease rollovers; (iii) utilization of an extensive network of third-party brokers; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at attractive rental rates.

        It is our belief that our proactive leasing efforts have directly contributed to our average portfolio occupancy consistently exceeding the market average.

Property Acquisitions

        We acquire core properties for long-term appreciation and earnings growth. We also acquire non-core properties that are typically held for shorter periods during which we attempt to create significant increases in value. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These acquisitions may come from new properties as well as properties in which we already hold a joint venture interest or from our debt and preferred equity investments. Although we continuously review our acquisition pipeline, there is not a specific metric that we apply to acquisitions that are under consideration.

        Through intimate knowledge of our markets and operating base we have developed a keen ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities that lead to acquisitions at meaningful discounts to replacement costs. In rising markets, we acquire strategic vacancies that provide the opportunity to take advantage of our exceptional leasing capability to increase cash flow and property value. In stable or falling markets, we target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.

        In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 25 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close transactions quickly despite complicated ownership structures.

Property Repositioning

        Our knowledge of the leasing markets and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the retail and commercial office buildings we own or seek to acquire feature unique architectural design elements, including large floor plates, unique amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these buildings, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.

Debt and Preferred Equity Investments

        We seek high-yield debt and preferred equity investments. See Note 5—"Debt and Preferred Equity Investments" in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size generally not to exceed 10% of our total enterprise value, include the following:

  •
  Our typical investments generally provide high current returns and, in certain cases, the potential for future capital gains.

  •
  In certain cases, these investments may also serve as a potential source of real estate acquisitions for us. This is particularly true when a property's current ownership seeks an efficient off-market transaction, because ownership will know that we have already gained knowledge of the asset through the existing investment, and that we can close quickly if we believe such acquisition would be beneficial.

  •
  The largest concentration of these investments is in Manhattan, which helps us gain market insight and awareness of upcoming and active investment opportunities and support for key relationships that may provide access to future investment opportunities.

Property Dispositions

        We continually evaluate our properties to identify those most suitable to meet our long-term earnings growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are identified as non-core holdings and are targeted for sale, or in certain cases, joint venture to release equity created through management's value enhancement programs or to take advantage of opportune market valuations.

        Capital generated from these dispositions is efficiently re-deployed into property acquisitions and investments in debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities.

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

        According to Cushman and Wakefield Research Services, Manhattan has a total inventory of 392.9 million square feet, including 241.2 million square feet in midtown. Based on current construction activity, we estimate that midtown Manhattan will have approximately 0.8 million square feet of new construction becoming available in the next two years, none of which is pre-leased. This will add approximately 0.2% to Manhattan's total inventory.

General Terms of Leases in the midtown Manhattan Markets

        Leases entered into for space in the midtown Manhattan markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in the midtown markets is generally five to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though in rare cases base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby tenants can terminate their lease obligations upon payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).

        In addition to base rent, the tenant will generally also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year (which is typically the year during which the term of the lease commences) based upon the tenant's proportionate occupancy of the building. In some smaller leases (generally less than 10,000 square feet), in lieu of paying additional rent based upon increases in building operating expenses, base rent will be increased each year during the lease term by a set percentage on a compounding basis (though the tenant will still pay its pro rata share of increases in real estate taxes over a base year).

        Tenants typically receive a free rent period following commencement of the lease term which in some cases may coincide with the tenant's construction period.

        Electricity is most often supplied by the landlord either on a sub-metered basis at the landlord's cost plus a fixed percentage or a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours and base building cleaning) typically are provided at no additional cost, but are included in the building's operating expenses, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

        In a typical lease for a new tenant renting in excess of 10,000 feet, the landlord will deliver the premises with existing improvements demolished and any asbestos abated. In such instances, the landlord also typically will provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission of invoices for the cost of construction and lien waivers. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant at a cost to the landlord not to exceed an agreed upon amount with the tenant paying any excess. In addition, landlords may rent to a tenant a space that is "pre-built" (i.e., space that was constructed by the landlord in advance of lease signing and ready to move in with the tenant selecting paint and carpet colors).

Occupancy

        The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2011, 2010 and 2009:

	Percent Occupied as of December 31,
Property	2011	2010	2009
Manhattan Properties	92.5%	92.9%	95.0%
Suburban Properties	86.2%	87.3%	88.7%
Same-Store Properties(1)	90.3%	89.4%	N/A
Unconsolidated Joint Venture Properties	92.3%	95.2%	95.1%
Portfolio	91.2%	91.6%	93.6%

(1)
Same-Store Properties for 2011 represents 45 of our 51 consolidated properties owned by us at January 1, 2010 and still owned by us at December 31, 2011 in the same manner. This excludes 28 West 44th Street which was sold in 2011.

Rent Growth

        We estimated that rents in place at December 31, 2011 for all leases expiring in future periods in our Manhattan and Suburban consolidated properties were approximately 10.9% and 3.0%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from property to property. We estimated that rents in place at December 31, 2011 for all leases expiring in future periods in our Manhattan and Suburban properties owned through unconsolidated joint ventures were approximately 8.8% and 9.9%, respectively, below management's estimates of current market asking rents. These comparative measures were approximately 5.0% and 5.1% at December 31, 2010 for the consolidated properties and 16.3% and 9.3% for the unconsolidated joint venture properties. As of December 31, 2011, approximately 43.6% and 35.0% of all leases in-place in our consolidated properties and unconsolidated joint venture properties, respectively, are scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.

Industry Segments

        We are a REIT that acquires, owns, repositions, manages and leases commercial office, retail and multi-family properties in the New York Metropolitan area and have two reportable segments: real estate, and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        At December 31, 2011, our real estate portfolio was primarily located in one geographical market, namely, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2011, one tenant in our portfolio contributed approximately 7.2% of our Portfolio annualized cash rent. No other tenant contributed more than 6.9% of our Portfolio annualized cash rent. Portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. No property contributed in excess of 8.4% of our consolidated total revenue for 2011. In addition, two debt and preferred equity investments each accounted for more than 10.0% of the revenue earned on debt and preferred equity investments in 2011. Our industry segments are discussed in Note 19, "Segment Reporting" in the accompanying consolidated financial statements.

Employees

        At December 31, 2011, we employed approximately 1,047 employees, over 164 of who were managers and professionals, approximately 783 of whom were hourly-paid employees involved in building operations and approximately 100 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

        During 2011, we acquired or consolidated joint venture interests on five properties for aggregate gross purchase prices of $2.0 billion encompassing 3.6 million square feet. In addition, we invested in four properties through joint ventures for aggregate gross purchase prices of $1.8 billion and encompassing 2.0 million square feet.

Dispositions

        During 2011, we sold 28 West 44th Street for a gross contract price of $161.0 million. We recognized a gain of approximately $46.1 million on the sale of this property, which encompassed 0.4 million square feet. We also sold our partnership interest in 1551/1555 Broadway at an implied valuation of $276.8 million and recognized a gain of approximately $4.0 million on the sale of our interest.

Debt and Preferred Equity Investments

        During 2011, we originated or acquired approximately $622.5 million in debt and preferred equity investments (net of new discounts), inclusive of accretion of previous discounts and pay-in-kind interest. We also recorded approximately $600.3 million in sales, repayments, participations, foreclosures and loan loss reserves in 2011. Included in this was approximately $6.5 million of loan loss reserves, net of recoveries.

Offering/Financings

        In November 2011, we closed on a $1.5 billion 4-year revolving credit facility, with a 1-year as-of-right extension option, which currently bears interest at 150 basis points over LIBOR, based on the unsecured bond rating of Reckson Operating Partnership, L.P.

        We sold 6.7 million shares of common stock through our "at-the-market" equity offering programs raising net proceeds of $517.1 million which were used to repay certain of our existing indebtedness, make investments in additional properties and debt and preferred equity investments, and for general corporate purposes.

        We issued $250.0 million principal amount of 5.00% senior notes due 2018 at par. The net proceeds from the offering (approximately $246.5 million) were used to repay certain of our existing indebtedness, make investments in additional properties and debt and preferred equity investments, and for general corporate purposes.

        During 2011, we also closed on 15 mortgages and other loans payable, which are collateralized by our real estate, debt and preferred equity investments, totaling approximately $3.3 billion.

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

        Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Continuing weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and to pay dividends to stockholders. Similarly, continuing weakness and uncertainty in our suburban markets could adversely affect our cash flow and ability to service current debt and to pay dividends to stockholders.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2011, approximately 7.0 million and 1.9 million square feet, representing approximately 40.0% and 65.0% of the rentable square feet, are scheduled to expire by December 31, 2016 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2011, these leases had annualized escalated rent totaling approximately $448.6 million and $102.2 million, respectively. We also have leases with termination options beyond 2016. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2011, including our unilateral extension rights on each of the properties, is approximately 41 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of these properties at December 31, 2011 totaled approximately $244.2 million, or 21%, of our share of total Portfolio annualized cash rent.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2011 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 23.3% of our share of Portfolio annualized cash rent, with three tenants, Citigroup, Inc., Viacom International Inc. and Credit Suisse Securities (USA) LLC accounting for approximately 7.2%, 6.9% and 6.4% of our share of Portfolio annualized cash rent, respectively. In addition, the financial services sector accounted for approximately 39% of our Portfolio annualized cash rent as of December 31, 2011. This sector continues to experience significant turmoil. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends to stockholders.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for office and retail space declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn and capitalization rates rose. As a result, the cost and availability of credit was, and may in down markets be, adversely affected by illiquid credit markets and wider credit spreads. Economic weakness and uncertainty, including concern about the stability of the markets generally and the strength of counterparties specifically has led, and may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York, New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if negative economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to pay dividends to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

  •
  significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

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

        These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to service debt and pay dividends to stockholders, may continue or worsen in the future.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

        We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in proportion to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt and to pay dividends to our stockholders.

We face risks associated with property acquisitions.

        We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

  •
  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing;

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

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and

  •
  liabilities for clean-up of undisclosed environmental contamination.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

        We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly those investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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

We rely on five large properties for a significant portion of our revenue.

        Five of our properties, 420 Lexington Avenue, One Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 32% of our Portfolio annualized cash rent, which includes our share of joint venture annualized rent as of December 31, 2011. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and for distribution to our stockholders would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

        There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2012. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2012. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2012.

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

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2010, Belmont increased its terrorism coverage from $400.0 million to $650.0 million in a layer in excess of $100.0 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Belmont acts as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence/$30.0 million aggregate environmental liability policy covering the entire portfolio.

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2011 revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

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

We face possible risks associated with the physical effects of climate change.

        We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, we own interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.

        Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages and other indebtedness, including our 2011 revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was approximately $6.0 billion as of December 31, 2011, consisting of approximately $350.0 million under our 2011 revolving credit facility, $1.3 billion under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $4.3 billion of non-recourse mortgages and loans payable on 22 of our investments and a recourse loan on one of our investments. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2011 revolving credit facility, which had $1.1 billion undrawn capacity as of December 31, 2011. Our 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option. As of December 31, 2011, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $4.1 billion, of which our proportionate share was approximately $1.8 billion.

        If we are unable to make payments under our 2011 revolving credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2011 revolving credit facility or our senior unsecured notes would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2012, approximately $119.4 million of corporate indebtedness, no debt on our consolidated properties and $176.5 million of debt on our unconsolidated joint venture properties will mature. At the present time we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and pay dividends to stockholders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially modify existing leases, and to discontinue insurance coverage, among other things. In addition, our 2011 revolving credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2011 revolving credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect our results of operations, our ability to pay debt obligations and our ability to pay dividends to stockholders.

Rising interest rates could adversely affect our cash flow.

        Advances under our 2011 revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.3 billion at December 31, 2011. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2011 revolving credit facility, which had $1.1 billion available for draw as of December 31, 2011. Borrowings under our 2011 revolving credit facility currently bear interest at the 30-day LIBOR, plus a spread which was 150 basis points at December 31, 2011. As of December 31, 2011, borrowings under our 2011 revolving credit facility and junior subordinated deferrable interest debentures totaled $350.0 million and $100.0 million, respectively, and bore interest at 1.98% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our results of operations and financial conditions. At December 31, 2011, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $12.3 million and would increase our share of joint venture annual interest costs by approximately $4.8 million. Accordingly, increases in interest rates could adversely affect our ability to continue to pay dividends to stockholders.

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

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2011, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $1.8 billion, was approximately 55.7%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.

Debt and Preferred Equity Investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned first mortgages, mezzanine loans, junior participations and preferred equity interests in 23 investments with an aggregate net book value of approximately $985.9 million at December 31, 2011. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We recorded approximately $10.9 million in loan loss reserves and charge offs in 2011 on debt and preferred equity investments being held to maturity and $4.4 million in recoveries of loans previously reserved. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends to stockholders.

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

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2011, our unconsolidated joint ventures owned 22 properties and we had an aggregate cost basis in these joint ventures totaling approximately $893.9 million. As of December 31, 2011, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled approximately $1.8 billion.

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

We may incur significant costs complying with the Americans with Disabilities Act and other regulatory and legal requirements.

        Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future, which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to pay dividends to stockholders.

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

        A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our articles of incorporation and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:

  •
  staggered board of directors;

  •
  ownership limitations; and

  •
  the board of director's ability to issue additional common stock and preferred stock without stockholder approval.

Our board of directors is staggered into three separate classes.

        Our board of directors is divided into three classes. The terms of the class I, class II and class III directors expire in 2013, 2014 and 2012, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third party to acquire control of the board.

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

Debt may not be assumable.

        We have approximately $1.7 billion in unsecured corporate debt as of December 31, 2011. Certain of this debt in not assumable by a potential purchaser and may be subject to significant prepayment penalties.

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.

        Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, stock exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

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

        In addition, Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" will not have voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation, under the Maryland Control Share Acquisition Act. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.

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

        Our articles of incorporation authorize our board of directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.

Changes in market conditions could adversely affect the market price of our common stock.

        As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and continued volatility in the securities and credit markets, the following market conditions may affect the value of our common stock:

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations.

        Between January 1, 2011 and December 31, 2011, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $55.14 to $90.01 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

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

Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect the value of our common stock.

        We acquired the property located at 609 Fifth Avenue, New York, New York in June 2006 and have agreed not to take certain action before January 2014 that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition.

        In connection with future acquisitions of interests in properties, we may agree to restrictions on our ability to sell or refinance the acquired properties. These limitations could have adverse consequences on our business and result in a material adverse effect on our financial condition and results of operations.

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

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. Our company and our tenants accounted for approximately 25.5% of Alliance's 2011 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

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

        We believe we have operated in a manner to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect our qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

        If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants us relief under specific statutory provisions, we would remain disqualified as a REIT for four years following the year in which we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or to pay dividends to stockholders. This would likely have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer require us to make any distributions to stockholders.

We may change the dividend policy for our common stock in the future.

        Recent Internal Revenue Service revenue procedures allowed us to satisfy the REIT income distribution requirements with respect to our 2008 through 2011 taxable years by distributing up to 90% of any of our dividend distributions for any such year in shares of our common stock in lieu of paying the dividend entirely in cash, so long as we followed a process allowing our stockholders to elect cash or stock subject to a cap that we would impose on the maximum amount of cash that would be paid. We did not utilize this procedure for 2008, 2009, 2010 or 2011 and the Internal Revenue Service has not renewed the procedure for later years. However, the procedure is grounded in provisions of the Internal Revenue Code and Treasury Regulations and we reserve the right to pay a portion of our dividends with shares of our common stock in the future. In the event that we pay a portion of a dividend with shares of our common stock, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid with shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock. Our board of directors will continue to evaluate our dividend policy on a quarterly basis as it monitors the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

Previously enacted tax legislation reduces tax rates for dividends paid by non-REIT corporations.

        Under certain previously enacted tax legislation, the maximum tax rate on dividends to individuals has generally been reduced to 15% (from January 1, 2003 through December 31, 2012). The reduction in rates on dividends is generally not applicable to dividends paid by a REIT except in limited circumstances that we do not contemplate. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the favorable treatment of regular corporate dividends could cause investors who are individuals to consider stock of non-REIT corporations that pay dividends as relatively more attractive than stocks of REITs. It is not possible to determine whether such a change in perceived relative value has occurred or what the effect, if any, this legislation has had or will have in the future on the market price of our stock.

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

        The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all owners and developers of similar space in the areas in which our properties are located.

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

Our business and operations would suffer in the event of system failures or cyber security attacks.

        Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber security attacks, such as computer viruses or unauthorized access. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation, loss or misuse of the information and a loss of confidence in our security measures, which could harm our business.

Compliance with changing or new regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

        Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NYSE rules, can create uncertainty for public companies. These changed or new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2011, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

Our Portfolio

General

        As of December 31, 2011, we owned or held interests in 26 consolidated and 7 unconsolidated commercial office properties encompassing approximately 18.4 million rentable square feet and approximately 6.2 million rentable square feet, respectively, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2011, our portfolio also included ownership interests in 25 consolidated and 6 unconsolidated commercial office properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey encompassing approximately 3.9 million rentable square feet and approximately 2.9 million rentable square feet, respectively. We refer to these properties as our Suburban assets.

        We also owned investments in nine stand-alone retail properties encompassing approximately 349,282 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of December 31, 2011. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2011:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	3	70.9	27,249,372	2	13	37.33	37.06
120 West 45th Street	1998	Midtown	440,000	1	84.3	22,021,056	2	25	58.43	59.71
220 East 42nd Street	1929	Grand Central	1,135,000	4	95.2	47,646,300	4	31	43.46	34.79
317 Madison Avenue	1920/2004	Grand Central	450,000	1	85.6	21,413,532	2	81	50.39	42.09
333 West 34th Street	1954/2000	Penn Station	345,400	1	90.2	12,904,176	1	3	40.70	38.62
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central North	1,188,000	4	90.3	59,331,852	5	218	49.35	40.80
461 Fifth Avenue(5)(6)	1988	Midtown	200,000	1	98.8	15,236,376	1	16	76.96	68.64
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	90.8	47,281,632	4	21	56.57	44.76
555 West 57th Street(6)	1971	Midtown West	941,000	3	99.2	32,135,868	3	11	32.59	32.06
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	84.7	13,232,748	1	9	97.52	88.68
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	2	94.6	42,182,353	4	24	77.69	69.55
673 First Avenue(5)(6)	1928/1990	Grand Central South	422,000	1	99.7	18,591,432	2	9	41.51	39.14
711 Third Avenue(5)(6)(7)	1955	Grand Central North	524,000	2	94.8	27,602,868	2	18	51.15	43.53
750 Third Avenue	1958/2006	Grand Central North	780,000	2	97.1	39,846,708	3	31	52.00	44.87
810 Seventh Avenue	1970	Times Square	692,000	2	86.4	40,238,592	4	40	59.70	47.21
919 Third Avenue	1970	Grand Central North	1,454,000	5	99.9	87,346,332	4	14	60.13	50.54
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	3	99.9	75,492,684	7	19	70.03	62.77
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	90.0	32,582,868	3	40	61.84	53.62
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	99.8	67,536,096	6	2	57.10	56.66
331 Madison Avenue	1923	Grand Central	114,900	0	96.9	4,947,864	0	17	44.76	40.90

Subtotal / Weighted Average			14,178,700	45	92.9	734,820,709	60	642
"Non Same Store"
51 East 42nd Street	1913	Grand Central	142,000	0	95.5	6,978,300	1	90	51.75	52.29
110 East 42nd Street	1921	Grand Central	205,000	1	69.9	6,682,056	1	19	46.58	37.44
125 Park Avenue	1923/2006	Grand Central	604,245	2	70.0	24,657,036	2	17	58.89	65.07
180 Maiden Lane	1984	Financial East	1,090,000	3	97.7	52,810,680	2	5	50.31	40.65
521 Fifth Avenue	1929/2000	Grand Central	460,000	1	90.9	23,224,260	2	47	53.56	51.61
1515 Broadway	1972	Times Square	1,750,000	6	100.0	107,373,252	9	13	62.43	53.46

Subtotal / Weighted Average			4,251,245	14	92.5	221,725,584	17	191
Total / Weighted Average Manhattan Consolidated Properties(8)			18,429,945	59	92.8	956,546,293	77	833

UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—50%	1950/1980	Grand Central South	834,000	3	95.0	51,129,624	2	35	60.76	52.41
800 Third Avenue—42.95%	1972/2006	Grand Central North	526,000	2	84.3	25,080,396	1	36	53.86	49.87
388 & 390 Greenwich Street—50.6%(12)	1986/1990	Downtown	2,635,000	8	100.0	104,501,052	5	1	39.66	39.66
1745 Broadway—32.3%	2003	Midtown	674,000	2	100.0	34,761,204	1	1	53.93	53.93

Subtotal / Weighted Average			4,669,000	15	97.3	215,472,276	9	73
"Non Same Store"
280 Park Avenue—49.5%	1961	Park Avenue	1,219,158	4	74.5	71,915,628	3	33	83.87	68.26
600 Lexington Avenue—55%	1983/2009	Eastside	303,515	1	72.6	14,216,808	1	23	69.58	62.36

Subtotal / Weighted Average			1,522,673	5	74.1	86,132,436	4	56
Total / Weighted Average Unconsolidated Properties(9)			6,191,673	20	91.6	301,604,712	13	129

Manhattan Grand Total / Weighted Average			24,621,618	78	92.5	1,258,151,005		962
Manhattan Grand Total—SLG share of Annualized Rent						1,031,117,133	90
Manhattan Same Store Occupancy %—Combined			18,847,700	77	94.0

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	2	75.4	10,868,568	1	26	28.42	23.05
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	73.6	3,654,936	0	9	28.34	22.45
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	85.5	3,186,120	0	13	23.37	14.67
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	61.2	2,808,780	0	8	18.37	20.18
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	87.5	6,348,204	1	7	30.18	27.88
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	78.1	4,105,068	1	7	24.92	21.83
140 Grand Street	1991	White Plains, Westchester	130,100	0	93.6	4,004,304	0	10	36.47	28.41
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	94.3	13,043,124	1	16	35.57	29.98

Westchester, NY Subtotal/Weighted Average			2,135,100	8	80.6	$48,019,104	5	96

"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	826,000	3	82.6	18,359,388	2	99	31.14	27.72
680 Washington Boulevard	1989	Stamford, Connecticut	133,000	0	88.5	4,001,172	0	7	40.83	36.28
750 Washington Boulevard	1989	Stamford, Connecticut	192,000	1	93.6	7,127,976	0	9	40.46	33.98
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1	84.5	5,800,368	1	21	35.66	33.56
300 Main Street	2002	Stamford, Connecticut	130,000	0	88.8	1,773,252	0	18	15.83	13.65
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	0	53.3	2,214,900	0	15	30.95	24.94
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	0	51.3	2,678,124	0	9	43.00	43.52

Connecticut Subtotal/Weighted Average			1,727,900	4	80.3	41,955,180	3	178

Total / Weighted Average Consolidated Properties(10)			3,863,000	12	80.5	89,974,284	8	274
UNCONSOLIDATED PROPERTIES
"Same Store"
One Court Square—30%	1987	Long Island City, New York	1,402,000	4	100.0	39,819,192	1	1	28.41	28.41
The Meadows—50%	1981	Rutherford, New Jersey	582,100	2	79.0	11,685,804	1	49	26.66	25.34
16 Court Street—35%	1928	Brooklyn, NY	317,600	1	90.3	10,340,508	0	66	40.23	34.77
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	95.2	21,554,064	0	33	37.12	30.58

Total / Weighted Average Unconsolidated Properties(11)			2,941,700	9	93.8	83,399,568	2	149

Suburban Grand Total / Weighted Average			6,804,700	22	86.2	173,373,852		423
Suburban Grand Total—SLG share of Annualized Rent						110,295,692	10
Suburban Same Store Occupancy %—Combined			6,804,700	100	86.2
Portfolio Grand Total			31,426,318	100		1,431,524,857
Portfolio Grand Total—SLG Share of Annualized Rent						1,141,412,826	100

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
RETAIL
141 Fifth Avenue—50%	1879	Flatiron	13,000	4	100.0	2,605,440	5	2	249.73	237.88
747 Madison Avenue—33.33%	1962	Plaza District	10,000	3	100.0	5,004,000	7	1	501.05	501.05
1604 Broadway—63%	1912/2001	Times Square	29,876	9	23.7	2,001,902	5	2	283.28	188.14
11 West 34th Street—30%	1920/2010	Herald Square/Penn Station	17,150	5	100.0	1,802,500	2	1	161.66	197.63
21-25 West 34th Street—50%	2009	Herald Square/Penn Station	30,100	9	100.0	6,845,232	14	1	340.54	317.57
27-29 West 34th Street—50%	2009	Herald Square/Penn Station	15,600	4	100.0	4,242,720	9	2	271.74	282.88
379 West Broadway—45%	1853/1987	Cast Iron/Soho	62,006	18	100.0	3,512,880	6	5	58.03	54.41
717 Fifth Avenue—32.75%	1958/2000	Midtown/Plaza District	119,550	34	89.4	33,579,792	45	7	302.78	152.01
Williamsburg Terrace(6)	2010	Brooklyn, NY	52,000	15	100.0	1,575,069	6	3	30.27	34.91

Total / Weighted Average Retail Properties			349,282	100	89.9	61,169,535	100	24
DEVELOPMENT
3 Columbus Circle—48.9%	1927/2010	Columbus Circle	741,500	53	16.8	12,399,200	69	26	101.61	113.76
125 Chubb Way	2008	Lyndhurst, NJ	278,000	20	32.1	1,918,123	22	2	21.50	21.00
150 Grand Street	1962/2001	White Plains, NY	85,000	6	26.0	527,160	6	14	21.03	17.05
1552-1560 Broadway—50%	1926	Times Square	35,897	3	59.7	—	—	2	—	—
7 Renaissance Square—50%	2008	White Plains, NY	65,641	5	—	—	—	—	—	—
180-182 Broadway—25.5%	1902/2011	Cast Iron/Soho	153,000	11	—	—	—	—	—	—
7 Landmark Square	2000	Stamford, Connecticut	36,800	3	10.8	287,664	3	1	72.28	72.28

Total / Weighted Average Development Properties			1,395,838	100	18.7	15,132,147	100	45
LAND
2 Herald Square		Herald Square/Penn Station	354,400	30	100.0	9,000,000	39		25.40	25.40
885 Third Avenue		Midtown/Plaza District	607,000	52	100.0	11,095,000	48		18.28	18.28
292 Madison Avenue		Grand Central South	203,800	17	100.0	3,150,000	14		15.46	15.46

Total / Weighted Average Land			1,165,200	100	100.0	23,245,000	100

Portfolio Grand Total			31,426,318	100	91.2	1,431,524,857		1,385
Portfolio Grand Total—SLG Share of Annualized Rent						1,141,412,826	100

(1)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012 are reductions of approximately $8.7 million for our consolidated properties and approximately $14.4 million for our unconsolidated properties.

(2)
Includes our share of unconsolidated joint venture annualized cash rent calculated on a consistent basis.

(3)
Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)
Annual Net Effective Cash Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease divided by the number of months in the lease multiplied by 12, minus, in the case of both (a) and (b), tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Cash Rent per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Cash Rent per Leased Square Foot.

(5)
We hold a leasehold interest in this property.

(6)
Includes a parking garage.

(7)
We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(8)
Includes approximately 16.9 million square feet of rentable office space, 1.2 million square feet of rentable retail space and 0.4 million square feet of garage space.

(9)
Includes approximately 6.1 million square feet of rentable office space, 0.1 million square feet of rentable retail space and no garage space.

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

Historical Occupancy

        We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%
December 31, 2007	96.6%	94.1%	93.5%

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

        We have historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%
December 31, 2008	88.9%	81.7%	84.9%	84.5%
December 31, 2007	90.2%	83.4%	88.5%	86.6%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture Suburban properties owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2016, the average annual rollover at our Manhattan consolidated and unconsolidated office properties is expected to be approximately 1.2 million square feet and 0.4 million square feet, respectively, representing an average annual expiration rate of 8.0% and 3.7%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated office properties, respectively, with respect to leases in place as of December 31, 2011 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	141	725,151	4.13%	$39,192,552	$54.05
2013	139	1,317,740	7.52	72,295,932	54.86
2014	116	1,754,020	10.01	96,140,449	54.81
2015	109	2,035,591	11.62	116,424,113	57.19
2016	82	1,173,761	6.70	65,446,008	55.76
2017	69	1,714,108	9.78	92,750,703	54.11
2018	35	598,396	3.41	45,272,673	75.66
2019	21	650,053	3.71	37,226,640	57.27
2020	41	2,305,420	13.16	130,997,232	56.82
2021 & thereafter	106	5,250,558	29.96	260,799,991	49.67

Total/weighted average	859	17,524,798	100.00%	$956,546,293	$54.58

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012, are reductions of approximately $6.1 million for the properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 99,177 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

Manhattan Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	20		396,873	7.03%	$28,229,555	$71.13
2013	6		56,611	1.00	3,509,544	61.99
2014	15		288,372	5.11	20,647,080	71.60
2015	16		163,115	2.89	8,746,488	53.62
2016	13		149,576	2.65	9,069,720	60.64
2017	12		184,154	3.26	13,932,660	75.66
2018	20		873,771	15.47	56,815,416	65.02
2019	8		229,599	4.06	17,057,400	74.29
2020	6		166,996	2.96	8,630,172	51.68
2021 & thereafter	17		504,569	8.93	30,465,625	60.38

Sub-Total/weighted average	133		3,013,636	53.36	197,103,660	$65.40

	2	(4)	2,634,670	46.64	104,501,052

Total	135		5,648,306	100.00%	$301,604,712

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012 are reductions of approximately $11.6 million for the joint venture properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 24,280 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

(4)
Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The current net rent is $39.66 per square foot with annual CPI escalation.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2016, the average annual rollover at our Suburban consolidated and unconsolidated office properties is expected to be approximately 0.4 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 13.0% and 7.0% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated office properties, respectively, with respect to leases in place as of December 31, 2011 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	62	338,114	11.56%	$9,071,472	$26.83
2013	36	315,186	10.78	10,553,724	33.48
2014	34	282,851	9.67	9,166,980	32.41
2015	33	286,416	9.79	9,461,916	33.04
2016	47	678,059	23.19	20,865,204	30.77
2017	13	90,270	3.09	2,809,716	31.13
2018	16	161,910	5.54	5,427,744	33.52
2019	11	251,410	8.60	7,579,200	30.15
2020	11	234,319	8.01	6,433,008	27.45
2021 & thereafter	19	285,816	9.77	8,605,320	30.11

Total/weighted average	282	2,924,351	100.00%	$89,974,284	$30.77

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012, are reductions of approximately $2.6 million for the properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 118,194 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

Suburban Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2012(3)	32	286,816	10.71%	$10,312,397	$35.95
2013	23	89,924	3.36	2,971,432	33.04
2014	30	302,318	11.29	10,759,512	35.59
2015	20	140,862	5.26	4,397,064	31.22
2016	10	112,493	4.20	3,512,909	31.23
2017	7	63,196	2.36	2,423,364	38.35
2018	4	61,523	2.30	2,272,032	36.93
2019	6	37,252	1.39	1,391,112	37.34
2020	8	1,436,236	53.64	40,804,884	28.41
2021 & thereafter	9	146,968	5.49	4,554,862	30.99

Total/weighted average	149	2,677,588	100.00%	$83,399,568	$31.15

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2011 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2011 for the 12 months ending December 31, 2012, are reductions of approximately $2.8 million for the joint venture properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 26,540 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2011.

Tenant Diversification

        At December 31, 2011, our portfolio was leased to approximately 1,385 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2011:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Cash Rent (%)
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd & Court Square	108	4,425,032	14.1%	7.2%
Viacom International, Inc.	1515 Broadway	41	1,271,881	4.0	6.9
Credit Suisse Securities (USA), Inc.	1 Madison Avenue & 280 Park Avenue	108	1,250,893	4.0	6.4
AIG Employee Services, Inc.	180 Maiden Lane	28	803,222	2.6	1.8
Random House, Inc.	1745 Broadway	78	644,598	2.1	1.0
Debevoise & Plimpton, LLP	919 Third Avenue	120	619,353	2.0	1.8
Omnicom Group, Inc.	220 East 42nd Street & 420 Lexington Avenue	64	494,476	1.6	1.8
The City of New York	16 Court Street & 100 Church Street	22	345,903	1.1	1.2
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	110	339,195	1.1	1.3
Ralph Lauren Corporation	625 Madison Avenue & 379 West Broadway	96	295,965	0.9	1.6
C.B.S. Broadcasting, Inc.	555 West 57th Street	144	282,385	0.9	0.9
Schulte, Roth & Zabel LLP	919 Third Avenue	114	263,186	0.8	0.7
The Metropolitan Transportation Authority	333 West 34th Street & 420 Lexington Avenue	109	242,663	0.8	0.8
New York Presbyterian Hospital	673 First Avenue	116	232,772	0.7	0.8
BMW of Manhattan	555 West 57th Street	127	227,782	0.7	0.5
Stroock, Stroock & Lavan LLP	180 Maiden Lane	137	223,434	0.7	0.4
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	56	213,456	0.7	0.8
The City University of New York-CUNY	555 West 57th Street & 16 Court Street	228	207,136	0.7	0.6
Verizon	120 West 45th Street, 1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	96	204,076	0.6	1.1
Amerada Hess Corp.	1185 Avenue of the Americas	192	181,569	0.6	1.0
HF Management Services LLC	100 Church Street	243	172,577	0.5	0.4
Fuji Color Processing Inc.	200 Summit Lake Drive	15	165,880	0.5	0.5
King & Spalding	1185 Avenue of the Americas	166	162,243	0.5	0.9
United Nations	220 East 42nd Street	123	162,146	0.5	0.6
News America Incorporated	1185 Avenue of the Americas	107	161,722	0.5	1.2
National Football League	280 Park Avenue	2	159,368	0.5	0.5
National Hockey League	1185 Avenue of the Americas	131	148,217	0.5	1.0
New York Hospitals Center/Mount Sinai	625 Madison Avenue & 673 First Avenue	178	146,917	0.5	0.6
D.E. Shaw and Company L.P.	120 West 45th Street	111	145,964	0.5	0.8
Banque National De Paris	919 Third Avenue	55	145,834	0.5	0.4

Total Weighted Average(3)			14,339,845	45.7%	45.5%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2011 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2011, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    MINING SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 15, 2012, the reported closing sale price per share of common stock on the NYSE was $75.52 and there were approximately 444 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions declared by us with respect to the periods indicated.

	2011			2010
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$75.73	$67.05	$0.10	$57.60	$44.18	$0.10
June 30	$90.01	$74.72	$0.10	$67.69	$55.04	$0.10
September 30	$87.54	$58.15	$0.10	$66.61	$50.41	$0.10
December 31	$71.33	$55.14	$0.25	$70.27	$61.50	$0.10

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

UNITS

        At December 31, 2011, there were 910,546 units of limited partnership interest of the operating partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

        During the years ended December 31, 2011, 2010 and 2009, we issued 12,423, 278,865 and 378,344 shares of common stock, respectively, to holders of units of limited partnership in the operating partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

        The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,277,200	$63.37	2,333,000	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,277,200	$63.37	2,333,000

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

        We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the property sold during 2011 and those designated as held for sale as of December 31, 2011.

	Year Ended December 31,
Operating Data	2011	2010	2009	2008	2007
(In thousands, except per share data)
Total revenue	$1,263,428	$1,084,386	$978,361	$1,047,819	$946,016

Operating expenses	263,709	224,693	209,272	219,427	199,892
Real estate taxes	174,454	145,830	136,636	121,857	116,729
Ground rent	32,919	31,191	31,826	31,494	32,389
Interest expense, net of interest income	285,917	230,648	232,655	289,061	256,941
Amortization of deferred finance costs	14,118	9,046	7,065	6,139	15,893
Depreciation and amortization	277,345	225,193	220,396	210,813	169,066
Loan loss and other investment reserves, net of recoveries	6,722	17,751	150,510	115,882	—
Transaction related costs	5,561	11,849	—	—	—
Marketing, general and administration	80,103	75,946	73,992	104,583	93,045

Total expenses	1,140,848	972,147	1,062,352	1,099,256	883,955

Equity in net income from unconsolidated joint ventures	1,583	39,607	62,878	59,961	46,765
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	2,918	128,921	6,691	103,056	31,509
Purchase price fair value adjustment	498,195	—	—	—	—
Gain (loss) on investment in marketable securities	4,866	490	(396)	(147,489)	—
Depreciable real estate reserves	(5,789)	(2,750)	—	—	—
Gain(loss) on early extinguishment of debt	904	(1,900)	86,006	77,465	—

Income from continuing operations	625,257	276,607	71,188	41,556	140,335
Discontinued operations	51,865	42,549	477	362,492	542,362

Net income	677,122	319,156	71,665	404,048	682,697
Net income attributable to noncontrolling interest in operating partnership	(14,629)	(4,574)	(1,221)	(14,561)	(26,084)
Net income attributable to noncontrolling interests in other partnerships	(15,083)	(14,007)	(12,900)	(8,677)	(10,383)

Net income attributable to SL Green	647,410	300,575	57,544	380,810	646,230
Preferred dividends	(30,178)	(29,749)	(19,875)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$617,232	$270,826	$37,669	$360,935	$626,355

Net income per common share—Basic	$7.37	$3.47	$0.54	$6.22	$10.66

Net income per common share—Diluted	$7.33	$3.45	$0.54	$6.20	$10.54

Cash dividends declared per common share	$0.55	$0.40	$0.6750	$2.7375	$2.89

Basic weighted average common shares outstanding	83,762	78,101	69,735	57,996	58,742

Diluted weighted average common shares and common share equivalents outstanding	86,244	79,761	72,044	60,598	61,885

	As of December 31,
Balance Sheet Data (In thousands)	2011	2010	2009	2008	2007
Commercial real estate, before accumulated depreciation	$11,147,151	$8,890,064	$8,257,100	$8,201,789	$8,622,496
Total assets	13,483,852	11,300,294	10,487,577	10,984,353	11,430,078
Mortgages and other loans payable, revolving credit facility, senior unsecured notes and trust preferred securities	6,035,397	5,251,013	4,892,688	5,581,559	5,658,149
Noncontrolling interests in operating partnership	195,030	84,338	84,618	87,330	81,615
Equity	6,453,309	5,397,544	4,913,129	4,481,960	4,524,600

	Year Ended December 31,
Other Data (In thousands)	2011	2010	2009	2008	2007
Funds from operations available to all stockholders(1)	$413,813	$389,161	$318,817	$344,856	$343,186
Net cash provided by operating activities	312,860	321,058	275,211	296,011	406,705
Net cash (used in) provided by investment activities	(739,597)	18,815	(345,379)	396,219	(2,334,337)
Net cash provided by (used in) financing activities	232,099	(350,758)	(313,006)	(11,305)	1,856,418

(1)
Funds From Operations, or FFO, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and as subsequently amended, defines FFO as net income (loss) (computed in accordance with generally accepted accounting principles, or GAAP), excluding gains (or losses) from debt restructurings, sales of properties and real estate impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS, particularly those that own and operate commercial office properties. We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions. Years prior to 2011 have been adjusted to reflect FFO under the 2011 amended definition.

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

        Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are subsidiaries of our operating partnership.

        The New York City commercial real estate market strengthened in 2011, and SL Green took advantage of the strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth as market conditions improve.

Leasing and Operating

        Improvements in leasing conditions, which began during 2010, continued into 2011. Total 2011 Manhattan new leasing activity was 30.1 million square feet, the largest amount of new leasing in any year since 2000. Net absorption exceeded 5.2 million square feet during the year, of which 3.2 million square feet was absorbed in mid-town Manhattan, the location of 53% of our office properties (by square footage). The Midtown submarket absorption resulted in decreases in overall office vacancy from 10.6% at December 31, 2010 to 9.6% at December 31, 2011 and the portion of available space comprised of sublease space declined to 1.6% of total available inventory. In addition, no new office space was added to the Midtown office inventory, with approximately 0.8 million square feet (0.2% of the total 392.9 million square foot Manhattan office inventory) currently under construction and scheduled to come online by 2013.

        Net absorption that reduced vacancy, and lack of new supply created conditions in which rents increased during the year. Asking rents for direct space in midtown increased during 2011 by 3.7% to $66.75 per square foot. By the end of 2011, asking rents had increased by 9.5% since the recessionary trough in rents in early 2010. Over the same period, net effective rents (which take into consideration leasing concessions and commissions), increased by 21.3%

        SL Green has historically outperformed the Manhattan office market, and it did so in 2011. Our office property occupancy on stabilized same-store assets increased to 95.4% from 94.6% in the earlier year (excluding 100 Church which is in lease-up). The Company's mark-to-market on leases that replaced previously occupied space was 7.3% for 2011. Our leasing activity during 2011 was representative of a diverse array of industries, with a broad cross section of leasing as evidenced by our largest leases in 2011 that included professional services, health care, media and advertising, and government.

Acquisition and Disposition Activity

        In anticipation of the improving market, and because we were able to source opportunities with value enhancement components, SL Green acquired equity interests in 9 buildings during 2011, with total investments of $3.9 billion. Certain of the investments provide upside through repositioning and leasing including 3 Columbus Circle, that was purchased with 20.1 percent occupancy in January 2011 and that was leased to 61% through January 2012, and 280 Park Avenue, which when repositioned will be among the highest quality office buildings in

Manhattan. In addition, major 2011 transactions included purchasing our partner's interests in the high quality 521 Fifth Avenue and 1515 Broadway properties, and a portfolio of prime retail properties that included three multifamily residential assets which closed in 2012.

        We also took advantage of the improving market conditions and interest by institutions and individuals seeking ownership interests in properties to sell assets, disposing of properties with more limited growth opportunities, and raising efficiently priced capital for reinvestment. During the year, we sold 28 West 44th Street, and entered into contracts to sell One Court Square, 141 Fifth Avenue and our fee interest in 292 Madison Avenue.

Debt and Preferred Equity

        Beginning in 2010, we saw the increase in opportunities to acquire existing debt and preferred equity positions in high quality Manhattan office properties at discounts that enabled us to generate high risk adjusted yields, and offer off-market access to property acquisitions. As the year progressed, and the availability of debt and preferred equity in high quality properties that could be purchased at discounts waned, we began to see opportunities to originate financings, typically in the form of preferred equity and mezzanine debt, for owners or acquirers seeking higher leverage than has been available from traditional lending sources that continue to be constrained, and that provide only modest amounts of leverage. The typical investments made by us during the last half of 2011 were to reputable owners or acquirers, and at leverage levels which are senior to sizable equity investments by the borrowers. During 2011, our preferred equity and debt activities included purchases of $160.3 million, originations of $449.4 million, redemptions of $287.2 million and conversions of $302.2 million into property ownership. Property equity ownership resulting from this lending program during 2011 included 280 Park Avenue and 110 East 42nd Street.

Outlook

        Several factors introduced into the market during the second half of 2011 have modestly reduced expectations of the recovery in jobs and in demand for office space in 2012. Those factors include weaker financial results from large New York City based financial institutions as driven by exogenous factors such as the European credit crisis. Despite these factors, we continue to see a solid leasing market and due to the more limited supply of space and lack of new supply, the potential for improving leasing fundamentals as we progress through the year.

        Our significant activities for 2011 included:

  •
  Acquired or consolidated in joint venture interests on five properties for aggregate gross purchase prices of $2.0 billion encompassing 3.6 million square feet.

  •
  Invested in four properties through joint ventures for aggregate gross purchase prices of $1.8 billion and encompassing 2.0 million square feet.

  •
  Closed on a $1.5 billion 4-year revolving credit facility.

  •
  Sold 6.7 million shares of common stock through our "at-the-market" equity offering programs raising net proceeds of $517.1 million were used to repay certain of our existing indebtedness, make investments in additional properties and debt and preferred equity investments, and for general corporate purposes.

  •
  Issued $250.0 million principal amount of 5.00% senior unsecured notes, due 2018, at par. The net proceeds from the offering (approximately $246.5 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

  •
  Closed on 15 mortgages and loans payable totaling approximately $3.3 billion.

  •
  Signed 205 office leases totaling 2.3 million square feet in Manhattan during 2011.

  •
  Signed 109 office leases totaling 0.6 million square feet in the Suburbs during 2011.

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,429,945	92.8%
	Unconsolidated properties	7	6,191,673	91.6%
Suburban	Consolidated properties	25	3,863,000	80.5%
	Unconsolidated properties	6	2,941,700	93.8%

		64	31,426,318	91.2%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also owned investments in nine stand-alone retail properties encompassing approximately 349,282 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of December 31, 2011. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

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

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments. These charges are included in depreciable real estate reserves. We do not believe that the value of any of our consolidated properties was impaired at December 31, 2011 and 2010, respectively.

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

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $200.0 million which we guarantee at one joint venture and performance guarantees under a master lease at another joint venture.

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

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $10.9 million, $19.8 million and $38.4 million in loan loss reserves and charge offs during the years ended December 31, 2011, 2010 and 2009, respectively, on investments being held to maturity, and none, $1.0 million and $69.1 million against our held for sale investment during the years ended December 31, 2011, 2010 and 2009, respectively. We also recorded approximately $4.4 million and $3.7 million in recoveries during the years ended December 31, 2011 and 2010, respectively, in connection with the sale of investments.

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

Results of Operations

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

        The following comparison for the year ended December 31, 2011, or 2011, to the year ended December 31, 2010, or 2010, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us in the same manner at January 1, 2010 and at December 31, 2011 and totaled 45 of our 51 consolidated properties, representing approximately 68% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$961.9	$782.5	$179.4	22.9%
Escalation and reimbursement revenue	145.6	118.2	27.4	23.2

Total	$1,107.5	$900.7	$206.8	23.0%

Same-Store Properties	$880.0	$873.3	$6.7	0.8%
Acquisitions	226.3	24.1	202.2	839.0
Other	1.2	3.3	(2.1)	(63.6)

Total	$1,107.5	$900.7	$206.8	23.0%

        Occupancy in the Same-Store Properties was 90.3% at December 31, 2011 and 89.4% at December 31, 2010. The increase in rental revenue from the Acquisitions is primarily due to owning these properties during 2011 compared to a partial period or not being included in 2010.

        Occupancy for our same-store Manhattan portfolio at December 31, 2011 was 94.0 percent as compared to 92.7 percent for the same period in the previous year. During the year ended December 31, 2011, we signed 205 office leases in our Manhattan portfolio totaling 2.3 million square feet. Forty-three leases totaling 614,833 square feet represented office leases that replaced previous vacancies, while 162 office leases comprising 1,690,423 square feet had average starting rents of $55.34 per rentable square foot, representing a 7.3 percent increase over the previously fully escalated rents on the same office spaces. The average lease term on the Manhattan office leases signed during the year ended December 31, 2011 was 9.6 years and average tenant concessions were 3.7 months of free rent with a tenant improvement allowance and lease commissions of $49.59 per rentable square foot. Of the 2.0 million square feet of office leases which commenced during 2011, 434,018 square feet represented office leases that replaced previous vacancies, while 1.6 million square feet represented office leases that had average starting rents of $53.37 per rentable square foot, representing a 4.3 percent increase over the previously fully escalated rents on the same office spaces.

        Occupancy for our Suburban portfolio was 86.2 percent at December 31, 2011 as compared to 87.3 percent for the same period in the previous year. During the year ended December 31, 2011, we signed 109 office leases in the Suburban portfolio totaling 574,046 square feet. Thirty-three leases and 183,425 square feet represented office leases that replaced previous vacancies, while 76 office leases comprising 390,621 square feet had average starting rents of $33.86 per rentable square foot, representing a 2.5 percent decrease over the previously fully escalated rents on the same office spaces. The average lease term on the Suburban office leases signed during the year ended December 31, 2011was 7.3 years and average tenant concessions were 6.9 months of free rent with a tenant improvement allowance and lease commissions of $33.16 per rentable square foot. Of the 528,788 square feet of office leases which commenced during 2011, 107,595 square feet represented office leases that replaced previous vacancies, while 421,193 square feet represented office leases that had average starting rents of $33.75 per rentable square foot, representing a 2.8 percent decrease over the previously fully escalated rents on the same office spaces.

        At December 31, 2011, approximately 4.1% and 11.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during 2012. We estimated that the current market rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 12.7% and 3.6% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 10.9% and 3.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

        The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($26.8 million) and Same-Store Properties ($0.9 million) which were offset by lower recoveries at the Other properties ($0.3 million). The increase in recoveries at the Same-Store Properties was primarily due to operating expense escalations ($2.3 million) which were partially offset by lower real estate tax recoveries ($1.0 million) and electric reimbursements ($0.4 million).

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$1.6	$39.6	$(38.0)	(96.0)%
Investment and preferred equity income	120.4	147.9	(27.5)	(18.6)
Other income	35.5	35.7	(0.2)	(0.6)

Total	$157.5	$223.2	$(65.7)	(29.4)%

        The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 800 Third Avenue ($0.7 million), 1221 Avenue of the Americas which was sold in May 2010 ($10.5 million), 1515 Broadway, which we consolidated in April 2011 ($7.8 million), 1552 Broadway ($1.3 million), 280 Park Avenue ($18.1 million) and 2 Herald Square ($5.9 million) and 885 Third Avenue ($7.1 million), both of which were acquired in December 2010. This was partially offset by higher net income contributions primarily from our investments in Jericho Plaza ($0.8 million), 1551 Broadway due to a refinancing prior to the sale ($2.2 million), 3 Columbus Circle ($1.6 million), 450 West 33rd Street, a mezzanine debt joint venture ($1.1 million), 717 Fifth Avenue ($1.8 million), 180 Broadway ($1.2 million) and 600 Lexington Avenue ($4.2 million). Occupancy at our joint venture properties was 92.3% at December 31, 2011 and 95.2% at December 31, 2010. At December 31, 2011, approximately 7.0% and 10.7% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during 2012. We estimated that current market rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 29.5% higher and 5.7% lower, respectively, than then existing in-place fully escalated rents.

        Investment and preferred equity income decreased during 2011. In 2011, debt investments totaling $352.8 million (inclusive of the 280 Park Avenue transaction) were sold or repaid resulting in the recognition of additional income of $43.0 million during 2011. In September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. During 2011, we also originated or purchased $615.0 million of new debt investments at a weighted average current yield of 10.0%. The weighted average investment balance outstanding and weighted average yield were $809.1 million and 7.9%, respectively, for 2011 compared to $862.0 million and 8.5%, respectively, for 2010. As of December 31, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.0 years.

        The decrease in other income was primarily due to lower contribution from the Service Corporation ($2.4 million) and lower lease buy-out income ($1.6 million), which was partially offset by an increase in other fee income ($2.7 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$263.7	$224.7	$39.0	17.4%
Real estate taxes	174.5	145.8	28.7	19.7
Ground rent	32.9	31.2	1.7	5.4

Total	$471.1	$401.7	$69.4	17.3%

Same-Store Properties	$385.9	$375.6	$10.3	2.7%
Acquisitions	74.0	12.8	61.2	478.1
Other	11.2	13.3	(2.1)	(15.8)

Total	$471.1	$401.7	$69.4	17.3%

        Same-Store Properties operating expenses increased approximately $10.3 million. There were increases in real estate taxes ($4.4 million), payroll costs ($1.1 million), cleaning and repairs and maintenance ($4.7 million), ground rent ($1.7 million) and other expenses ($0.2 million). This was partially offset by decreases in utilities ($0.3 million) and insurance costs ($1.5 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$300.0	$239.7	$60.3	25.2%
Depreciation and amortization expense	277.3	225.2	52.1	23.1
Loan loss and other investment reserves, net of recoveries	6.7	17.8	(11.1)	(62.4)
Transaction related costs	5.6	11.8	(6.2)	(52.5)
Marketing, general and administrative expense	80.1	75.9	4.2	5.5

Total	$669.7	$570.4	$99.3	17.4%

        The increase in interest expense was primarily attributable to higher average consolidated debt balances outstanding during the period due to the increase in investment activity in 2011, inclusive of the acquisitions of 1515 Broadway, 521 Fifth Avenue and 180 Maiden Lane. The weighted average debt balance outstanding increased from $4.8 billion during the year ended December 30, 2010 to $5.8 billion during the year ended December 31, 2011. The weighted average interest rate increased from 4.76% for the year ended December 31, 2010 to 4.87% for the year ended December 31, 2011.

        Loan loss and other investment reserves decreased year over year. We recorded $11.1 million in reserves and $4.4 million in recoveries in 2011 compared to $17.8 million in reserves and no recoveries in 2010.

        Marketing, general and administrative expense represented 5.4% of total revenues, including our share of joint venture revenues, in 2011 compared to 5.6% in 2010.

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

        The following comparison for the year ended December 31, 2010, or 2010, to the year ended December 31, 2009, or 2009, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us at January 1, 2009 and at December 31, 2010, excluding properties which were sold or reclassified to assets held for sale in 2011 and total 43 of our 47 consolidated properties, representing approximately 70% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired subsequent to January 1, 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$782.5	$746.6	$35.9	4.8%
Escalation and reimbursement revenue	118.2	119.0	(0.8)	(0.7)

Total	$900.7	$865.6	$35.1	4.1%

Same-Store Properties	$855.3	$851.4	$3.9	0.5%
Acquisitions	43.7	8.5	35.2	414.1
Other	1.7	5.7	(4.0)	(70.2)

Total	$900.7	$865.6	$35.1	4.1%

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

        The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($4.0 million) which was partially offset by an increase in recoveries from the Acquisitions ($3.5 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower electric reimbursements ($3.9 million) and operating expense and real estate tax escalations ($0.7 million) which were partially offset by other reimbursed expenses ($0.6 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income from unconsolidated joint ventures	$39.6	$62.9	$(23.3)	(37.0)%
Investment and preferred equity income	147.9	65.6	82.3	125.5
Other income	35.7	47.1	(11.4)	(24.2)

Total	$223.2	$175.6	$47.6	27.1%

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

        The decrease in other income was primarily due to lower fee income earned ($11.2 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$224.7	$209.3	$15.4	7.4%
Real estate taxes	145.8	136.6	9.2	6.7
Ground rent	31.2	31.8	(0.6)	(1.9)

Total	$401.7	$377.7	$24.0	6.4%

Same-Store Properties	$365.0	$359.5	$5.5	1.5%
Acquisitions	24.6	4.2	20.4	485.7
Other	12.1	14.0	(1.9)	(13.6)

Total	$401.7	$377.7	$24.0	6.4%

        Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $1.4 million. There were increases in payroll costs ($3.1 million) and repairs and maintenance ($1.5 million). This was partially offset by decreases in utilities ($2.5 million) and ground rent ($0.7 million).

        The increase in real estate taxes attributable to the Same-Store Properties ($4.1 million) due to higher assessed property values and increased tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$239.7	$239.7	$—	—%
Depreciation and amortization expense	225.2	220.4	4.8	2.2
Loan loss and other investment reserves, net of recoveries	17.8	150.5	(132.7)	(88.2)
Transaction related costs	11.9	—	11.9	100.0
Marketing, general and administrative expense	75.9	74.0	1.9	2.6

Total	$570.5	$684.6	$(114.1)	(16.7)%

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

Liquidity and Capital Resources

        We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2011 revolving credit facility;

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

        Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2011 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property Mortgages and loans	$52,443	$568,649	$647,776	$270,382	$556,400	$2,278,190	$4,373,840
Corporate obligations	119,423	—	98,578	657	624,804	877,194	1,720,656
Joint venture debt-our share	176,457	93,683	123,983	102,476	527,814	800,102	1,824,515

Total	$348,323	$662,332	$870,337	$373,515	$1,709,018	$3,955,486	$7,919,011

        As of December 31, 2011, we had approximately $163.5 million of cash on hand, inclusive of approximately $25.3 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

        Cash and cash equivalents were $138.2 million and $332.8 million at December 31, 2011 and 2010, respectively, representing a decrease of $194.6 million. The decrease was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2011	2010	Increase (Decrease)
Net cash provided by operating activities	$312,860	$321,058	$(8,198)
Net cash (used in) provided by investing activities	$(739,597)	$18,815	$(758,412)
Net cash provided by (used in) financing activities	$232,099	$(350,758)	$582,857

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2011, our portfolio was 91.2% occupied. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2011, when compared to the year ended December 31, 2010, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(176,142)
Capital expenditures and capitalized interest	(50,955)
Escrow cash-capital improvements/acquisition deposits	69,496
Joint venture investments	(22,076)
Distributions from joint ventures	59,439
Proceeds from sales of real estate/partial interest in property	(462,573)
Debt and preferred equity and other investments	(175,601)

Increase in net cash provided by investing activities	$(758,412)

        Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $108.1 million for the year ended December 31, 2010 to $159.1 million for the year ended December 31, 2011. The increased capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

        We fund our investment activity through various sources including property-level financing, our 2011 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, asset sales and from time to time, we issue common or preferred stock. During the year ended December 31, 2011, when compared to the year ended December 31, 2010, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$1,887,716
Repayments under our debt obligations	(1,612,064)
Proceeds from issuance of common stock	516,168
Proceeds from issuance of preferred stock	(122,041)
Redemption of noncontrolling interests	13,012
Noncontrolling interests, contributions in excess of distributions	(133,093)
Other financing activities	38,041
Dividends and distributions paid	(4,882)

Increase in cash used in financing activities	$582,857

Capitalization

        As of December 31, 2011, we had 85,797,723 shares of common stock, 2,764,737 units of limited partnership interest in our operating partnership held by persons other than the Company, 11,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 4,000,000 shares of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, outstanding. In addition, we also had preferred limited partnership interests in our Operating Partnership having aggregate liquidation preferences of $33.8 million held by persons other than the Company.

        In 2011, we, along with the Operating Partnership, entered into "at-the-market" equity offering programs, or ATM programs, to sell an aggregate of $775.0 million of our common stock. As of December 31, 2011, we had sold 6.7 million shares of our common stock through the ATM programs for aggregate gross proceeds of approximately $525.0 million ($517.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2011, we had $250.0 million available to issue under the ATM programs.

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

        During the years ended December 31, 2011 and 2010, approximately 473 and 250,900 shares of our common stock were issued and approximately $34,000 and $11.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

        Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. At December 31, 2011, approximately 3.8 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 4.8 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003. In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan. In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment. The fair value of the awards under this program on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). We recorded compensation expense of $23,000 and $0.1 million related to this plan during the years ended December 31, 2010 and 2009, respectively. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

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

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million and $2.3 million of compensation expense during the years ended December 31, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

        In August 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011. We recorded approximately $70,000, $0.2 million and $0.4 million of compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of September 30, 2011.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if our aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In January 2012, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

        Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned. However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan. At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $9.3 million, $4.0 million and $0.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, related to this program.

SL Green Realty Corp. 2011 Outperformance Plan

        In August 2011, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

        As of December 31, 2011, only 50% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 50% granted (approximately $12.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.1 million during the year ended December 31, 2011 related to this program.

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

        During the year ended December 31, 2011, approximately 8,184 phantom stock units were earned. As of December 31, 2011, there were approximately 66,849 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2011, approximately 55,600 shares of our common stock had been issued under the ESPP.

Market Capitalization

        At December 31, 2011, borrowings under our mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 55.7% of our combined market capitalization of approximately $14.2 billion (based on a common stock price of $66.64 per share, the closing price of our common stock on the New York Stock Exchange on December 31, 2011). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

        The table below summarizes our consolidated mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2011 and 2010, respectively (dollars in thousands).

	December 31,
Debt Summary:	2011	2010
Balance
Fixed rate	$4,802,009	$4,136,362
Variable rate—hedged	30,000	—

Total fixed rate	4,832,009	4,136,362

Variable rate	921,349	674,318
Variable rate—supporting variable rate assets	341,138	440,333

Total variable rate	1,262,487	1,114,651

Total	$6,094,496	$5,251,013

Percent of Total Debt:
Total fixed rate	79.3%	78.8%
Variable rate	20.7%	21.2%

Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.99%	5.95%
Variable rate	2.16%	1.79%

Effective interest rate	4.87%	4.76%

        The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.30% at both December 31, 2011 and 2010, respectively). Our consolidated debt at December 31, 2011 had a weighted average term to maturity of approximately 5.8 years.

        Certain of our debt and preferred equity investments, with a face amount net of discount, of approximately $341.1 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2011.

Mortgage Financing

        As of December 31, 2011, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $3.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.77% and approximately $942.5 million of variable rate debt with an effective weighted average interest rate of approximately 3.02%.

Corporate Indebtedness

2011 Revolving Credit Facility

        In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2011, the applicable spread was 150 basis points. The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date. We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2011, the facility fee was 35 basis points. At December 31, 2011, we had approximately $350.0 million of borrowings and outstanding letters of credit totaling approximately $99.3 million outstanding under the 2011 revolving credit facility, with undrawn capacity of approximately $1.1 billion. See Restrictive Covenants below.

        The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

2007 Revolving Credit Facility

        The 2011 revolving credit facility replaced our $1.5 billion revolving credit facility, or the 2007 revolving credit facility, which was terminated concurrently with the entering into the 2011 revolving credit facility. The 2007 revolving credit facility bore interest at a spread over the 30-day LIBOR ranging from 70 basis points to 110 basis points, based on our leverage ratio, and required a 12.5 to 20 basis point fee, also based on our leverage ratio, on the unused balance payable annually in arrears. The 2007 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2007 revolving credit facility and as of October 31, 2011, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2011 (in thousands):

Issuance	December 31, 2011 Unpaid Principal Balance	December 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)(7)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1)(5)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,804	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(8)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	120,157	119,423	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	277,629	268,552	3.00%	7.125%	7	October 15, 2017
August 5, 2011(8)	250,000	249,565	—	5.00%	5.000%	7	August 15, 2018

	$1,339,392	$1,270,656	$1,100,545

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

(3)
In March 2007, the operating partnership issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of December 31, 2011, approximately $0.7 million remained unamortized.

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

(6)
In October 2010, the operating partnership issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our operating partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2011, approximately $67.4 million remained unamortized.

(7)
In January 2011, the remaining outstanding $84.8 million of ROP's 5.15% unsecured notes were repaid at par on their maturity date.

(8)
Issued by us, the Operating Partnership and ROP, as co-obligors.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our revolving credit facility. The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par.

Restrictive Covenants

        The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and the disposition of assets, and which require compliance with financial ratios including our minimum tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes. As of December 31, 2011 and 2010, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 and 2010, would increase our annual interest cost by approximately $12.3 million and $11.0 million and would increase our share of joint venture annual interest cost by approximately $4.8 million and $6.7 million, respectively.

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

        Approximately $4.8 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of December 31, 2011 ranged from LIBOR plus 150 basis points to LIBOR plus 350 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of December 31, 2011 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property Mortgages	$52,443	$568,649	$647,776	$270,382	$556,400	$2,278,190	$4,373,840
Revolving Credit Facility	—	—	—	—	350,000	—	350,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	119,423	—	98,578	657	274,804	777,194	1,270,656
Capital lease	1,555	1,555	1,555	1,592	1,707	42,351	50,315
Ground leases	33,429	33,429	33,429	33,429	33,533	615,450	782,699
Estimated interest expense	312,672	309,280	269,286	244,709	212,328	470,359	1,818,634
Joint venture debt	176,457	93,683	123,983	102,476	527,814	800,102	1,824,515

Total	$695,979	$1,006,596	$1,174,607	$653,245	$1,956,586	$5,083,646	$10,570,659

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

Capital Expenditures

        We estimate that for the year ending December 31, 2012, we expect to incur approximately $148.6 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $44.1 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

        We expect to pay dividends to our stockholders based on the distributions we receive from our operating partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $1.00 per share, we would pay approximately $86.4 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $2.7 million, $2.2 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We paid Alliance approximately $16.1 million, $14.2 million and $14.9 million for three years ended December 31, 2011, respectively, for these services (excluding services provided directly to tenants).

Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $420,300 in 2011, $390,700 in 2010 and $351,700 in 2009.

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

Insurance

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2012. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2012. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2012.

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

  •
  NBCR: Belmont acts as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2011 revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

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

Funds from Operations

        Funds From Operations, or FFO, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and subsequently amended, defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from debt restructurings, sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. Years prior to 2011 have been adjusted to reflect FFO under the 2011 amended definition.

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

        FFO for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to SL Green common stockholders	$617,232	$270,826	$37,669
Add:
Depreciation and amortization	277,345	225,193	220,396
Discontinued operations depreciation adjustments	676	5,326	6,857
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	31,179	32,163	39,964
Net income attributable to noncontrolling interests	29,712	18,581	14,121
Depreciable real estate reserves	5,789	2,750	—
(Gain) loss on investment in marketable securities	—	(397)	396
Less:
Gain (loss) on sale of discontinued operations	46,085	35,485	(6,841)
Equity in net gain on sale of joint venture property/ interest	2,918	128,922	6,691
Purchase price fair value adjustment	498,195	—	—
Depreciation on non-rental real estate assets	922	874	736

Funds from Operations	$413,813	$389,161	$318,817

Cash flows provided by operating activities	$312,860	$321,058	$275,211
Cash flows (used in) provided by investing activities	$(739,597)	$18,815	$(345,379)
Cash flows used in financing activities	$232,099	$(350,758)	$(313,006)

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

        The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the related weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2011 (in thousands):

		Long-Term Debt			Debt and Preferred Equity Investments(1)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2012	$153,062	5.92%	$18,804	2.71%	$160,098	5.77%
2013	337,796	5.94	230,853	2.72	10,650	19.93
2014	308,834	5.97	437,520	2.77	440,001	9.91
2015	263,422	5.99	7,617	1.81	45,000	10.53
2016	613,511	5.99	567,693	1.81	217,876	8.64
Thereafter	3,155,383	5.56	—	—	112,317	2.81

Total	$4,832,008	5.56%	$1,262,487	2.58%	$985,942	8.28%

Fair Value	$5,192,000		$1,223,000

(1)
Our debt and preferred equity investments had an estimated fair value ranging between $838.1 million and $936.7 million at December 31, 2011.

        The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2011 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2012	$13,398	4.75%	$163,059	2.94%
2013	3,001	4.75	90,681	2.50
2014	107,983	4.72	16,000	2.16
2015	97,568	4.59	4,908	2.00
2016	398,303	4.16	129,511	2.08
Thereafter	724,304	2.78	75,799	2.03

Total	$1,344,557	4.61%	$479,958	2.56%

Fair Value	$1,251,000		$463,000

        The table below lists all of our derivative instruments, which are hedging variable rate debt, excluding joint ventures, and their related fair value as of December 31, 2011 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	110,180	6.000%	2/2011	2/2012	—
Interest Rate Cap	Mortgage	LIBOR	139,672	5.000%	1/2011	1/2012	—
Interest Rate Swap	Revolving credit facility	LIBOR	30,000	2.295%	7/2010	6/2016	(1,716)
Interest Rate Cap	Mortgage	LIBOR	280,000	6.000%	11/2011	11/2012	—
Currency Hedge	Mortgage receivable	GBP-USD	20,748	1.55185	9/2010	12/2012	(151)

Total Consolidated Hedges							$(1,867)

        In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2011. We had also hedged certain floating rate debt at a joint venture. These hedges represented an obligation of approximately $35.4 million at December 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2012

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,684,626	$1,750,220
Building and improvements	7,147,527	5,840,701
Building leasehold and improvements	1,302,790	1,286,935
Property under capital lease	12,208	12,208

	11,147,151	8,890,064
Less: accumulated depreciation	(1,136,603)	(916,293)

	10,010,548	7,973,771
Assets held for sale	76,562	—
Cash and cash equivalents	138,192	332,830
Restricted cash	86,584	137,673
Investment in marketable securities	25,323	34,052
Tenant and other receivables, net of allowance of $16,772 and $12,981 in 2011 and 2010, respectively	32,107	27,054
Related party receivables	4,001	6,295
Deferred rents receivable, net of allowance of $29,156 and $30,834 in 2011 and 2010, respectively	281,974	201,317
Debt and preferred equity investments, net of discount of $24,996 and $42,937 and allowance of $50,175 and $61,361 in 2011 and 2010, respectively	985,942	963,772
Investments in unconsolidated joint ventures	893,933	631,570
Deferred costs, net	210,786	172,517
Other assets	737,900	819,443

Total assets	$13,483,852	$11,300,294

Liabilities
Mortgages and other loans payable	$4,314,741	$3,400,468
Revolving credit facility	350,000	650,000
Senior unsecured notes	1,270,656	1,100,545
Accrued interest payable and other liabilities	126,135	38,149
Accounts payable and accrued expenses	142,428	133,389
Deferred revenue/gains	357,193	307,678
Capitalized lease obligation	17,112	17,044
Deferred land leases payable	18,495	18,267
Dividend and distributions payable	28,398	14,182
Security deposits	46,367	38,690
Liabilities related to assets held for sale	61,988	—
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	6,833,513	5,818,412
Commitments and contingencies	—	—
Noncontrolling interests in operating partnership	195,030	84,338
6.00% Series H Preferred Units, $0.01 par value, $25.00 liquidation preference, 80 issued and outstanding at December 31, 2011	2,000	—
Equity
SL Green stockholders equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 11,700 issued and outstanding at December 31, 2011 and 2010, respectively	274,022	274,022
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, 4,000 issued and outstanding at December 31, 2011 and 2010, respectively	96,321	96,321
Common stock, $0.01 par value, 160,000 shares authorized and 89,210 and 81,675 issued and outstanding at December 31, 2011 and 2010, respectively (including 3,427 and 3,369 shares at December 31, 2011 and 2010 held in Treasury, respectively)	892	817
Additional paid-in-capital	4,236,959	3,660,842
Treasury stock at cost	(308,708)	(303,222)
Accumulated other comprehensive loss	(28,445)	(22,659)
Retained earnings	1,704,506	1,172,963

Total SL Green stockholders' equity	5,975,547	4,879,084
Noncontrolling interests in other partnerships	477,762	518,460

Total equity	6,453,309	5,397,544

Total liabilities and equity	$13,483,852	$11,300,294

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental revenue, net	$961,935	$782,530	$746,579
Escalation and reimbursement	145,596	118,212	119,029
Investment and preferred equity income	120,418	147,926	65,608
Other income	35,479	35,718	47,145

Total revenues	1,263,428	1,084,386	978,361

Expenses
Operating expenses (including $16,126 (2011), $14,234 (2010) and $14,882 (2009) paid to affiliates)	263,709	224,693	209,272
Real estate taxes	174,454	145,830	136,636
Ground rent	32,919	31,191	31,826
Interest expense, net of interest income	285,917	230,648	232,655
Amortization of deferred financing costs	14,118	9,046	7,065
Depreciation and amortization	277,345	225,193	220,396
Loan loss and other investment reserves, net of recoveries	6,722	17,751	150,510
Transaction related costs	5,561	11,849	—
Marketing, general and administrative	80,103	75,946	73,992

Total expenses	1,140,848	972,147	1,062,352

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, gains on sale, purchase price fair value adjustment, noncontrolling interests and discontinued operations	122,580	112,239	(83,991)
Equity in net income from unconsolidated joint ventures	1,583	39,607	62,878
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	2,918	128,921	6,691
Purchase price fair value adjustment	498,195	—	—
Gain (loss) on sale of investment in marketable securities	4,866	490	(396)
Depreciable real estate reserves	(5,789)	(2,750)	—
Gain (loss) on early extinguishment of debt	904	(1,900)	86,006

Income from continuing operations	625,257	276,607	71,188
Net income from discontinued operations	5,780	7,064	7,318
Gain (loss) on sale of discontinued operations	46,085	35,485	(6,841)

Net income	677,122	319,156	71,665
Net income attributable to noncontrolling interests in the operating partnership	(14,629)	(4,574)	(1,221)
Net income attributable to noncontrolling interests in other partnerships	(15,083)	(14,007)	(12,900)

Net income attributable to SL Green	647,410	300,575	57,544
Preferred stock dividends	(30,178)	(29,749)	(19,875)

Net income attributable to SL Green common stockholders	$617,232	$270,826	$37,669

Amounts attributable to SL Green common stockholders:
Income (loss) from continuing operations	$563,718	$102,208	$30,724
Net income from discontinued operations	5,646	6,946	7,091
Gain (loss) on sale of discontinued operations	45,018	34,894	(6,630)
Gain on sale of unconsolidated joint ventures/ real estate	2,850	126,778	6,484

Net income	$617,232	$270,826	$37,669

Basic earnings per share:
Net income (loss) from continuing operations before gains on sale and discontinued operations	$6.73	$1.31	$0.45
Net income from discontinued operations	0.07	0.09	0.10
Gain (loss) on sale of discontinued operations	0.54	0.45	(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	0.03	1.62	0.09

Net income attributable to SL Green common stockholders	$7.37	$3.47	$0.54

Diluted earnings per share:
Net income (loss) from continuing operations before gains on sale and discontinued operations	$6.70	$1.30	$0.45
Net income from discontinued operations	0.07	0.09	0.10
Gain (loss) on sale of discontinued operations	0.53	0.44	(0.10)
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	0.03	1.62	0.09

Net income attributable to SL Green common stockholders	$7.33	$3.45	$0.54

Basic weighted average common shares outstanding	83,762	78,101	69,735

Diluted weighted average common shares and common share equivalents outstanding	86,244	79,761	72,044

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Equity

(Amounts in thousands, except per share data)

	SL Green Realty Corp. Stockholders
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Series C Preferred Stock	Series D Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock		Retained Earnings	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2008	$151,981	$96,321	57,044	$604	$3,079,159	$(302,705)	$(54,747)	$979,939	$531,408	$4,481,960
Comprehensive Income:
Net income								57,544	12,900	70,444	$70,444
Net unrealized gain on derivative instruments							20,359			20,359	20,359
SL Green's share of joint venture net unrealized loss on derivative instruments							(233)			(233)	(233)
Unrealized gain on investments							1,083			1,083	1,083
Preferred dividends								(19,875)		(19,875)
Redemption of units and DRIP proceeds			653	7	28,560					28,567
Reallocation of noncontrolling interest in the operating partnership								(23,217)		(23,217)
Deferred compensation plan & stock award, net			246	2	581					583
Amortization of deferred compensation plan					30,040					30,040
Net proceeds from common stock offering			19,550	196	386,942					387,138
Proceeds from stock options exercised			22		619					619
Distributions to noncontrolling interests									(19,617)	(19,617)
Cash distribution declared ($0.675 per common share none of which represented a return of capital for federal income tax purposes)								(44,722)		(44,722)

Balance at December 31, 2009	151,981	96,321	77,515	809	3,525,901	(302,705)	(33,538)	949,669	524,691	4,913,129	$91,653

Comprehensive Income:
Net income								300,575	14,007	314,582	$314,582
Net unrealized loss on derivative instruments							(3,039)			(3,039)	(3,039)
SL Green's share of joint venture net unrealized gain on derivative instruments							571			571	571
Unrealized gain on marketable securities							13,347			13,347	13,347
Preferred dividends								(29,749)		(29,749)
Redemption of units and DRIP proceeds			470	5	23,339					23,344
Reallocation of noncontrolling interest in the operating partnership								(18,948)		(18,948)
Deferred compensation plan & stock award, net			212	2	535	(517)				20
Amortization of deferred compensation plan					31,741					31,741
Deconsolidation of real estate investments								3,011	(9,532)	(6,521)
Equity component of convertible notes					76,039					76,039
Net proceeds from preferred stock offering	122,041									122,041
Proceeds from stock options exercised			110	1	3,287					3,288
Cash contributions from noncontrolling interests									2,788	2,788
Cash distributions to noncontrolling interests									(13,494)	(13,494)
Cash distribution declared ($0.40 per common share of which none represented a return of capital for federal income tax purposes)								(31,595)		(31,595)

Balance at December 31, 2010	274,022	96,321	78,307	817	3,660,842	(303,222)	(22,659)	1,172,963	518,460	5,397,544	$325,461

Comprehensive Income:
Net income								647,410	15,083	662,493	$662,493
Net unrealized loss on derivative instruments							(3,501)			(3,501)	(3,501)
SL Green's share of joint venture net unrealized gain on derivative instruments							902			902	902
Unrealized loss on marketable securities							(3,187)			(3,187)	(3,187)
Preferred dividends								(30,178)		(30,178)
Redemption of units and DRIP proceeds			13		898					898
Reallocation of noncontrolling interest in the operating partnership								(39,040)		(39,040)
Deferred compensation plan & stock award, net			262	3	696	(5,486)				(4,787)
Amortization of deferred compensation plan					33,252					33,252
Proceeds from issuance of common stock			6,957	70	531,236					531,306
Proceeds from stock options exercised			244	2	10,035					10,037
Consolidation of joint venture interest									87,798	87,798
Cash distributions to noncontrolling interests									(143,579)	(143,579)
Cash distribution declared ($0.55 per common share, none of which represented a return of capital for federal income tax purposes)								(46,649)		(46,649)

Balance at December 31, 2011	$274,022	$96,321	85,783	$892	$4,236,959	$(308,708)	$(28,445)	$1,704,506	$477,762	$6,453,309	$656,707

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income	$677,122	$319,156	$71,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,311	240,445	235,200
Equity in net income from unconsolidated joint ventures	(1,583)	(39,607)	(62,878)
Distributions of cumulative earnings from unconsolidated joint ventures	11,185	27,472	40,677
Equity in net gain on sale of interest in unconsolidated joint venture interest/ real estate	(2,918)	(128,921)	(6,691)
Purchase price fair value adjustment	(498,195)	—	—
Depreciable real estate reserves	5,789	2,750	—
(Gain) loss on sale of discontinued operations	(46,085)	(35,485)	6,841
Gain on sale of debt securities	(19,840)
Loan loss and other investment reserves, net of recoveries	6,722	17,751	150,510
(Gain) loss on investments in marketable securities	(4,866)	(490)	396
(Gain) loss on early extinguishment of debt	(904)	1,900	(86,006)
Deferred rents receivable	(87,230)	(47,223)	(26,267)
Other non-cash adjustments	2,385	(749)	(2,534)
Changes in operating assets and liabilities:
Restricted cash—operations	(681)	4,513	16,219
Tenant and other receivables	(4,720)	271	11,026
Related party receivables	2,461	2,398	(894)
Deferred lease costs	(38,412)	(42,035)	(21,202)
Other assets	4,029	4,860	(28,863)
Accounts payable, accrued expenses and other liabilities	10,704	(3,706)	(14,761)
Deferred revenue and land leases payable	5,586	(2,242)	(7,227)

Net cash provided by operating activities	312,860	321,058	275,211

Investing Activities
Acquisitions of real estate property	(446,756)	(270,614)	(16,059)
Additions to land, buildings and improvements	(159,100)	(108,145)	(90,971)
Escrowed cash—capital improvements/acquisition deposits	29,281	(40,215)	(5,318)
Investments in unconsolidated joint ventures	(109,920)	(87,844)	(107,716)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	112,359	52,920	38,846
Net proceeds from disposition of real estate/joint venture interest	160,548	623,121	27,946
Other investments	12,186	32,607	(47,719)
Debt and preferred equity and other investments, net of repayments/participations	(338,195)	(183,015)	(144,388)

Net cash (used in) provided by investing activities	(739,597)	18,815	(345,379)

Financing Activities
Proceeds from mortgages and other loans payable	826,000	168,360	192,399
Repayments of mortgages and other loans payable	(765,378)	(149,832)	(169,688)
Proceeds from revolving credit facility and senior unsecured notes	1,901,068	670,992	30,433
Repayments of revolving credit facility and senior unsecured notes	(2,043,144)	(1,046,626)	(646,317)
Proceeds from stock options exercised and DRIP issuance	10,211	14,535	619
Net proceeds from sale of common stock	516,168	—	387,138
Net proceeds from sale of preferred stock	—	122,041	—
Purchases of treasury stock	(5,486)	—	—
Distributions to noncontrolling interests in other partnerships	(143,578)	(13,489)	(19,617)
Contributions from noncontrolling interests in other partnerships	—	2,788	—
Redemption of noncontrolling interests in operating partnership	—	(13,012)	—
Distributions to noncontrolling interests in operating partnership	(727)	(511)	(2,170)
Dividends paid on common and preferred stock	(63,866)	(58,984)	(78,321)
Other obligations related to mortgage loan participations	35,850	—	—
Deferred loan costs and capitalized lease obligation	(35,019)	(47,020)	(7,482)

Net cash provided by (used in) financing activities	232,099	(350,758)	(313,006)

Net decrease in cash and cash equivalents	(194,638)	(10,885)	(383,174)
Cash and cash equivalents at beginning of period	332,830	343,715	726,889

Cash and cash equivalents at end of period	$138,192	$332,830	$343,715

Supplemental cash flow disclosures
Interest paid	$275,106	$222,904	$257,393
Income taxes paid	$138	$1,041	$818

        In December 2011, 2010 and 2009, the Company declared quarterly distributions per share of $0.25, $0.10 and $0.10, respectively. These distributions were paid in January 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2011

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

        Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2011, noncontrolling investors held, in the aggregate, a 3.12% limited partnership interest in the Operating Partnership. We refer to this as the noncontrolling interests in the Operating Partnership. See Note 14.

        Reckson Operating Partnership, L.P., or ROP, is a subsidiary of our Operating Partnership.

        As of December 31, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,429,945	92.8%
	Unconsolidated properties	7	6,191,673	91.6%
Suburban	Consolidated properties	25	3,863,000	80.5%
	Unconsolidated properties	6	2,941,700	93.8%

		64	31,426,318	91.2%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also owned investments in nine stand-alone retail properties encompassing approximately 349,282 square feet, seven development properties encompassing approximately 1,395,838 square feet and three land interests as of December 31, 2011. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

Partnership Agreement

        In accordance with the partnership agreement of the Operating Partnership, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

1. Organization and Basis of Presentation (Continued)

of the respective partners. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of our common stock on a one-for-one basis.

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

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the development or redevelopment of rental properties are capitalized. Ordinary repairs and maintenance are

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

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

        Depreciation expense (including amortization of the capital lease asset) amounted to approximately $254.5 million, $207.1 million and $205.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments. These charges are included in depreciable real estate reserves in the Consolidated Statements of Income. We do not believe that the value of any of our consolidated properties was impaired at December 31, 2011 and 2010, respectively.

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

        Results of operations of properties acquired are included in the Consolidated Statements of Income from the date of acquisition.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        On January 1, 2009, we adopted FASB guidance that requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition- related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in transaction related costs on our Consolidated Statements of Income.

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

        We recognized an increase of approximately $19.8 million, $22.7 million and $24.2 million in rental revenue for the years ended December 31, 2011, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $5.9 million, $2.7 million and $2.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2011 (in thousands):

	December 31, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$673,495	$758,300
Accumulated amortization	(193,442)	(133,737)

Net	$480,053	$624,563

Identified intangible liabilities (included in deferred revenue):
Gross amount	$622,029	$508,339
Accumulated amortization	(290,893)	(220,417)

Net	$331,136	$287,922

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2012	$10,767
2013	9,787
2014	7,869
2015	6,404
2016	5,664

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2012	$11,818
2013	10,229
2014	7,507
2015	5,821
2016	4,204

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

December 31, 2011

2. Significant Accounting Policies (Continued)

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

Investment in Marketable Securities

        We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at December 31, 2011 and 2010 is approximately $6.9 million and $9.7 million, respectively, in net unrealized gains related to marketable securities.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        During the years ended December 31, 2011 and 2010, we disposed of certain of our marketable securities for aggregate net proceeds of $6.2 million and $2.8 million and realized gains of $4.5 million and $1.9 million, respectively, which are included in gain (loss) on investment in marketable securities on the statements of income. During the years ended December 31, 2011 and 2010, we sold $22.5 million and $41.9 million of Level 3 securities and realized a gain of $0.4 million and a loss of $1.1 million, respectively, which are also included in gain (loss) on investment in marketable securities on the Consolidated Statements of Income.

        The basis on which the cost of the bonds and marketable securities sold was determined was based on the specific identification method.

        At December 31, 2011 and 2010 we held the following marketable securities (in thousands):

	December 31,
	2011	2010
Level 1—Equity marketable securities	$8,065	$12,357
Level 2—Commercial mortgage-backed securities	13,369	17,445
Level 3—Rake bonds	3,889	4,250

Total marketable securities available-for-sale	$25,323	$34,052

        The cost basis of the Level 3 securities was $3.9 million and $4.3 million at December 31, 2011 and 2010, respectively. The Level 3 securities mature at various times through 2014.

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $200.0 million which we guarantee at one joint venture and performance guarantees under a master lease at another joint venture. See Note 6.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. A portion of their compensation, approximating $9.6 million, $8.6 million and $7.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that we are the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized on a straight-line basis as additional rental revenue over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

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

        If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount.

        Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We recorded approximately $10.9 million, $19.8 million and $38.4 million in loan loss reserves and charge offs during the years ended December 31, 2011, 2010 and 2009, respectively, on investments being held to maturity, and none, $1.0 million and $69.1 million against our held for sale investment during the years ended December 31, 2011, 2010 and 2009, respectively. We also recorded approximately $4.4 million and $3.7 million in recoveries during the years ended December 31, 2011 and 2010, respectively, in connection with the sale of investments.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRSs' generate income, resulting in Federal income tax liability for these entities. Our TRSs' recorded approximately none, $0.9 million and $1.0 million in Federal, state and local tax (benefit)/expense in 2011, 2010 and 2009 and made estimated tax payments of $0.1 million, $1.0 million and $0.8 million, respectively.

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

Exchangeable Debt Instruments

        The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at our comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

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

        For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date our Compensation Committee authorizes the award and adopts any relevant performance measures. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the applicable measurement date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of our common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

        Awards can also be made in the form of a separate series of units of limited partnership interest in our Operating Partnership called long-term incentive plan (LTIP) units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of our common stock at the time of grant, and are subject to such conditions and restrictions as our compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

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

December 31, 2011

2. Significant Accounting Policies (Continued)

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

        Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us and which were deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

Earnings per Share

        We present both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest. The dilutive effect of the outstanding nonvested shares of common stock ("nonvested shares") and restricted stock units ("RSUs") that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5. We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than one tenant who accounts for approximately 7.2% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 6.9% of our annualized cash rent, including our share of joint venture annualized rent, at December 31, 2011. Approximately 8%, 7%, 7% and 10% of our annualized cash rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue and 1515 Broadway, respectively, for the year ended December 31, 2011. Approximately 10%, 9%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2010. Approximately 10%, 9%, 8%, 8%, 6% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue, 220 East 42nd Street and 485 Lexington Avenue, respectively, for the year ended December 31, 2009. In addition, two debt and preferred equity investments accounted for more than 10.0% of the income earned on debt and preferred equity investments during 2011. As of December 31, 2011, approximately 75.0% of our workforce is covered by three collective bargaining agreements. Approximately 76.4% of our workforce which services substantially all of our properties is covered by a collective bargaining agreement which expires in 2015. See Note 15.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

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

        In April 2011, the FASB issued guidance which clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. This guidance is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. Adoption of this guidance did not have a material impact on our consolidated financial statements. The adoption of this guidance will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings.

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

        In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been included within the statement of shareholder's equity. An OCI statement can be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

2. Significant Accounting Policies (Continued)

presentation of OCI are effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision expected in 2012. Adoption of this guidance will not have a material impact on our consolidated financial statements.

        In September 2011, the FASB issued guidance that requires employers to provide additional qualitative and quantitative disclosures for multi-employer pension plans and multi-employer other post-retirement benefit plans. The guidance is effective for annual periods for fiscal years ending after December 15, 2011. See Note 15 for additional disclosure required by this guidance.

        In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance is effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

3. Property Acquisitions

2011 Acquisitions

        In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square-foot (unaudited) office building for approximately $80.0 million, inclusive of the issuance of $2.0 million, 6.0% Series H preferred operating partnership units. We are currently in the process of analyzing the fair value of the in-place leases; and, consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

        In November 2011 we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million-square-foot (unaudited) Class A office tower. The consideration for our 49.9 percent stake in the joint venture included $41.0 million in cash and operating partnership units valued at $31.7 million. In connection with the issuance of these operating partnership units, we recorded an $8.3 million fair value adjustment due to changes in our stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280-million mortgage. We consolidate this joint venture due to the control we exert over leasing activities at the property. We are currently in the process of analyzing the fair value of the in-place leases; and, consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change. We consolidate this joint venture as it is a VIE and we have been designated as the primary beneficiary.

        In May 2011, we acquired a substantial ownership interest in the 205,000-square-foot (unaudited) office condominium at 110 East 42nd Street, along with control of the asset. We had previously provided a $16.0 million senior mezzanine loan as part of our sale of the condominium unit in 2007. The May 2011 transaction included a consensual modification of that loan. In conjunction with the transaction, we successfully restructured the in-place mortgage financing, which had previously been in default.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

3. Property Acquisitions (Continued)

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

        In April 2011, we acquired SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ's, interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square-foot (unaudited) building. The transaction valued the consolidated interests at $1.23 billion. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.

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

        In January 2011, we purchased City Investment Fund, or CIF's, 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the 460,000 square-foot (unaudited) building. The transaction valued the consolidated interest at approximately $245.7 million, excluding $4.5 million of cash and other assets acquired. We acquired the interest subject to the $140.0 million mortgage encumbering the property. We recognized a purchase price fair

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

3. Property Acquisitions (Continued)

value adjustment of $13.8 million upon the closing of this transaction. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR. In connection with that refinancing, we acquired the fee interest in the property for $15.0 million.

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

2010 Acquisitions

        In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot (unaudited) office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property. Our initial investment totaled $40.9 million, which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy Capital Corp. (NYSE: GKK), or Gramercy, in the summer of 2007. At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing. Gramercy declined to fund its share of this capital and instead transferred its interests in the investment to us at closing. The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR. The restructured mortgage matures in January 2013 and has a one-year extension option.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

3. Property Acquisitions (Continued)

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

        In December 2010, we completed the acquisition of various investments from Gramercy. This acquisition included (1) the remaining 45% interest in the leased fee at 885 Third Avenue for approximately $39.3 million plus assumed mortgage debt of approximately $120.4 million, (2) the remaining 45% interest in the leased fee at 2 Herald Square for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million and, (3) the entire leased fee interest in 292 Madison Avenue for approximately $19.2 million plus assumed mortgage debt of approximately $59.1 million. These assets are all leased to third-party operators.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

3. Property Acquisitions (Continued)

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

        The following summarizes our allocation of the purchase price of the assets acquired in connection with the purchase of the abovementioned property (in thousands):

Land	$6,200
Building	10,158
Acquired above market and in-place leases	2,304

Assets acquired	18,662

Below market lease value	277

Liabilities assumed	277

Purchase price allocation	$18,385

2009 Acquisitions

        During 2009, we acquired the sub-leasehold positions at 420 Lexington Avenue for an aggregate purchase price of approximately $15.9 million.

Pro Forma

        The following table (in millions, except per share amounts) summarizes, on an unaudited pro forma basis, our combined results of operations for the years ended December 31, 2011 and 2010 as though the acquisitions of the 49.9% interest in 521 Fifth Avenue (January 2011) and the acquisition of the 45% interest in 1515 Broadway (April 2011) were completed on January 1, 2010. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods. In addition, the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

3. Property Acquisitions (Continued)

following supplemental pro forma operating data does not present the sale of assets through December 31, 2011. We accounted for the acquisition of assets utilizing the purchase method of accounting.

	December 31, 2011	December 31, 2010
Actual revenues since acquisition	$106.9	$—
Actual net income since acquisition	$21.5	$—
Pro forma revenues	$1,292.1	$1,210.0
Pro forma operating income	$129.0	$135.4
Pro forma earnings per common share-basic	$7.41	$3.66
Pro forma earnings per common share and common share equivalents-diluted	$7.37	$3.65
Pro forma common shares-basic	83,762	78,101
Pro forma common share and common share equivalents-diluted	86,244	79,761

4. Property Dispositions and Assets Held for Sale

        In May 2011, we sold our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet (unaudited). We recognized a gain of $46.1 million on the sale which is net of a $2.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In October 2011, we entered into an agreement to sell the leased fee interest at 292 Madison Avenue for $85 million. The transaction is subject to certain closing conditions, including the lender's approval of the transfer of ownership. There can be no assurance as to when the conditions precedent contemplated in the sale agreement will be fulfilled, or that the transaction will be consummated.

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

        In January 2009, we, along with our joint venture partner, Gramercy, sold 100% of our interests in 55 Corporate Drive, New Jersey for $230.0 million. The property is approximately 670,000 square feet (unaudited). We recognized a gain of approximately $4.6 million in connection with the sale of our 50% interest in the joint venture, which is net of a $2.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In August 2009, we sold the property located at 399 Knollwood Road, Westchester, for $20.7 million. The property is approximately 145,000 square feet (unaudited) and is encumbered by an $18.5 million mortgage. We recognized a loss on the sale of approximately $11.4 million.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

4. Property Dispositions and Assets Held for Sale (Continued)

        Discontinued operations included the results of operations of real estate assets under contract or sold prior to December 31, 2011. This included 55 Corporate Drive, NJ, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6), 399 Knollwood Road, Westchester which was sold in August 2009, 19 West 44th Street, which was sold in September 2010, 28 West 44th Street, which was sold in May 2011 and 292 Madison Avenue which was held for sale at December 31, 2011.

        The following table summarizes income from discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands).

	Year Ended December 31,
	2011	2010	2009
Revenues
Rental revenue	$12,636	$22,912	$29,221
Escalation and reimbursement revenues	873	4,683	5,740
Other income	60	881	6,750

Total revenues	13,569	28,476	41,711

Operating expense	1,654	7,403	8,969
Real estate taxes	1,033	4,776	5,668
Interest expense, net of interest income	4,253	2,998	4,716
Amortization of deferred financing costs	172	883	883
Depreciation and amortization	676	5,326	6,858
Marketing, general and administrative and transaction related costs	1	26	7,299

Total expenses	7,789	21,412	34,393

Net income from discontinued operations	$5,780	$7,064	$7,318

5. Debt and Preferred Equity Investments

        During the years ended December 31, 2011 and 2010, our debt and preferred equity investments (net of discounts) increased approximately $622.5 million and $520.7 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest. We recorded approximately $600.3 million and $342.5 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

5. Debt and Preferred Equity Investments (Continued)

        As of December 31, 2011 and 2010, we held the following debt investments with an aggregate weighted average current yield of approximately 7.5% (in thousands):

Loan Type	December 31, 2011 Senior Financing	December 31, 2011 Amount Outstanding, Net of Discounts	December 31, 2010 Amount Outstanding, Net of Discounts	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mortgage/Mezzanine Loan(1)	205,000	64,973	60,407	February 2016
Mortgage/ Mezzanine Loan(1)	171,549	46,416	46,358	May 2016
Mezzanine Loan(1)	165,000	40,375	39,711	November 2016
Mezzanine Loan(1)(2)(3)(6)(7)	—	—	27,187	—
Mezzanine Loan(1)(7)(14)	—	—	15,697	—
Junior Participation(1)(4)(6)(7)	—	8,725	9,938	April 2008
Mortgage/Mezzanine Loan(1)(8)(18)	1,109,000	108,817	84,062	March 2017
Junior Participation(1)(6)	53,000	11,000	11,000	November 2012
Junior Participation(6)	61,250	10,875	10,875	June 2012
Junior Participation(6)	—	—	5,866	—
Junior Participation(5)(6)	—	—	47,484	—
Mortgage/ Mezzanine Loan(2)(9)	—	—	137,222	—
Junior Participation(11)	—	—	42,439	—
Junior Participation	—	—	9,200	—
Mezzanine Loan(1)(12)	—	—	202,136	—
Mezzanine Loan(1)(17)	75,000	7,650	15,000	July 2013
Mortgage(10)	—	86,339	86,339	June 2012
Mortgage(13)	28,500	3,000	26,000	February 2013
Mezzanine Loan(15)	796,693	8,392	13,536	August 2012
Mezzanine Loan(1)(16)	—	—	38,892	—
Mezzanine Loan(1)	177,000	17,112	—	May 2016
Junior Participation(1)	133,000	49,000	—	June 2016
Mezzanine Loan	170,000	60,000	—	August 2014
Mezzanine Loan(1)	55,000	35,000	—	July 2016
Mezzanine Loan(19)	81,000	34,940	—	October 2016
Mezzanine Loan	45,000	10,000	—	January 2015
Mezzanine Loan	467,000	30,747	—	July 2012
Other Loan	48,300	3,196	—	May 2012
Loan loss reserve(6)	—	(19,125)	(40,461)	—

	$3,856,292	$620,932	$892,388

(1)
This is a fixed rate loan.

(2)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)
This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. A portion of this income is included in loan loss and other reserves, net of recoveries.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

5. Debt and Preferred Equity Investments (Continued)

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

(13)
In June 2011, we funded an additional $5.5 million and extended the maturity date of this loan to February 2013. In September 2011, we entered into a loan participation in the amount of $28.5 million on a $31.5 million mortgage. We have assigned our right as servicer to a third party. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

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

(16)
In connection with a recapitalization of the investment, our mezzanine loan was converted to preferred equity. See note 7 to the next table.

(17)
In November 2011, we entered into a loan participation agreement in the amount of $7.4 million on a $15.0 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(18)
The mezzanine loan is on non-accrual status.

(19)
As of December 31, 2011, we were committed to fund and additional $15.0 million in connection with this loan.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

5. Debt and Preferred Equity Investments (Continued)

Preferred Equity Investments

        As of December 31, 2011 and 2010, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 9.8% (in thousands):

Type	December 31, 2011 Senior Financing	December 31, 2011 Amount Outstanding, Net of Discounts	December 31, 2010 Amount Outstanding, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)(4)(5)(7)	$480,000	$141,980	$45,912	July 2014
Preferred equity(3)(4)(6)	975,890	51,000	46,372	August 2012
Preferred equity(4)	926,260	203,080	—	July 2016
Loan loss reserve(2)	—	(31,050)	(20,900)	—

	$2,382,150	$365,010	$71,384

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

(7)
In connection with a recapitalization of the investment, our mezzanine loan was converted to preferred equity. We also made an additional $50.0 million preferred equity loan. See note 16 to the prior table.

        The following table is a rollforward of our total allowance for loan loss reserves at December 31, 2011, 2010 and 2009 related to our debt and preferred equity investments (in thousands):

	2011	2010	2009
Balance at beginning of year	$61,361	$93,844	$98,916
Expensed	10,875	24,418	145,855
Recoveries	(4,370)	(3,662)	—
Charge-offs	(17,691)	(53,239)	(150,927)

Balance at end of period	$50,175	$61,361	$93,844

        At December 31, 2011, 2010 and 2009 all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

        We have determined that we have one portfolio segment of financing receivables at December 31, 2011 and 2010 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $108.7 million at December 31, 2011 and $78.7 million at December 31, 2010. The nonaccrual balance of financing receivables at

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

5. Debt and Preferred Equity Investments (Continued)

December 31, 2011 and 2010 was $102.6 million and $140.8 million, respectively. The recorded investment for financing receivables past due 90 days was $17.3 million associated with two financing receivables at December 31, 2011 and $9.9 million associated with one financing receivable at December 31, 2010. All financing receivables are individually evaluated for impairment.

        The following table presents impaired loans, which may include non-accrual loans, as of December 31, 2011 and 2010, respectively (in thousands):

	December 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$106,623	$83,378	$—	$103,678	$99,759	$—
With an allowance recorded:
Commercial real estate	86,121	81,475	50,175	160,711	158,597	61,361

Total	$192,744	$164,853	$50,175	$264,389	$258,356	$61,361

        The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the years ended December 31, 2011 and 2010, respectively (in thousands):

	Year Ended December 31,
	2011	2010
Average recorded investment in impaired loans	$191,288	$252,813
Investment and preferred equity income recognized	9,554	8,156

        On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6. Investment in Unconsolidated Joint Ventures

        We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, as well as private investors. All the investments below are voting interest entities, except for 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these two VIEs was $161.9 million and $12.0 million at December 31, 2011 and 2010, respectively. As we do not control these joint ventures, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Investment in Unconsolidated Joint Ventures (Continued)

quarterly basis to review the results of the joint venture, reviewing and approving the joint venture's tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

        The table below provides general information on each of our joint ventures as of December 31, 2011 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	$285,000
One Court Square(10)	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(2)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(3)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(4)	Sutton/Rapport	50.00%	50.00%	22	09/05	$13,250
180/182 Broadway(4)(5)	Harel/Sutton	25.50%	25.50%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000
11 West 34th Street(6)	Private Investor/Sutton	30.00%	30.00%	17	12/10	$10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	$4,000
3 Columbus Circle(7)	Moinian	48.90%	48.90%	769	01/11	$500,000
280 Park Avenue(8)	Vornado	50.00%	50.00%	1,237	03/11	$400,000
1552-1560 Broadway(9)	Sutton	50.00%	50.00%	49	08/11	$136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	$66,250

(1)
Represents the actual or implied purchase price for the joint venture.

(2)
We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009. We recorded a $2.8 million impairment charge in 2010, included in depreciable real estate reserves, against this joint venture investment.

(3)
The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.

(4)
The deconsolidation of these joint ventures in 2010 resulted in an adjustment to retained earnings of approximately $3.0 million and to the noncontrolling interests in other partnerships of approximately $9.5 million.

(5)
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

(6)
In December 2010, the Company's $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in the Company's recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Investment in Unconsolidated Joint Ventures (Continued)

(7)
We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture, of which $34.5 million has been funded as of December 31, 2011. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011.

(8)
In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in preferred equity and investment income. The joint venture paid us approximately $111.3 million and also assumed $30.0 million of related floating rate financing which matures in June 2016. See Note 5. In May 2011, this joint venture took control of the underlying property as part of a recapitalization transaction which valued the investment at approximately $1.1 billion. We hold an effective 49.5% ownership interest in the joint venture.

(9)
In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet.

(10)
This property is under contract for sale for $475.0 million. The transaction, which is subject to the assumption of the joint venture's debt, is expected to close during the first quarter of 2012.

        In November 2011, we acquired the remaining 50% interest in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street. As we own 100% of this investment, we have reclassified it and recorded it as a debt investment. See Note 5.

        In August 2011, we sold our 10% interest in the joint venture that held 1551-1555 Broadway for approximately $9.7 million. We realized a gain of $4.0 million on the sale, which is net of a $2.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

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

        In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.0 million. The transaction includes $315.0 million of existing debt, which will be assumed by the purchaser. The transaction is subject to certain conditions, including the lender's approval of the transfer of ownership. There is no assurance that the conditions precedent contemplated in the sale agreement will be fulfilled or that the transaction will be consummated at such time or at all. We recorded a $5.8 million impairment charge, included in depreciable real estate reserves, in connection with the expected sale of this investment.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Investment in Unconsolidated Joint Ventures (Continued)

        We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master lease of tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2011 and 2010, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2011	December 31, 2010
100 Park Avenue	09/2014	6.64%	$214,625	$204,946
21 West 34th Street	12/2016	5.76%	100,000	100,000
800 Third Avenue	08/2017	6.00%	20,910	20,910
One Court Square	09/2015	4.91%	315,000	315,000
1604-1610 Broadway(2)	04/2012	5.66%	27,000	27,000
388 and 390 Greenwich Street(3)	12/2017	5.19%	1,106,757	1,106,758
1745 Broadway	01/2017	5.68%	340,000	340,000
141 Fifth Avenue	06/2017	5.70%	25,000	25,000
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
11 West 34th Street	01/2016	4.82%	17,761	18,000
280 Park Avenue	06/2016	6.57%	710,000	—

Total fixed rate debt			$3,040,803	$2,321,364

1515 Broadway(4)	—	—	—	462,896
The Meadows(5)	09/2012	1.63%	84,698	87,034
388 and 390 Greenwich Street(3)	12/2017	1.43%	31,622	31,622
16 Court Street	10/2013	2.75%	85,728	86,844
27-29 West 34th Street(11)	05/2012	1.90%	53,900	54,375
1551-1555 Broadway(6)	—	—	—	128,600
521 Fifth Avenue(7)	—	—	—	140,000
717 Fifth Avenue(8)	09/2012	5.25%	245,000	245,000
379 West Broadway(11)	07/2012	1.94%	20,991	20,991
600 Lexington Avenue	10/2017	2.38%	125,000	125,000
180/182 Broadway(9)	12/2013	3.00%	30,722	8,509
3 Columbus Circle(10)	04/2016	2.47%	254,896	—
1552 Broadway(12)	08/2013	3.28%	95,405	—
747 Madison Avenue	10/2014	3.02%	33,125	—
Other loan payable	06/2016	1.15%	30,000	—

Total floating rate debt			$1,091,087	$1,390,871

Total mortgages and other loan payable			$4,131,890	$3,712,235

(1)
Rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2011.

(2)
This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.

(3)
Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating rate loans. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will be required to perform under this guaranty.

(4)
We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. See Notes 3 and 8.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Investment in Unconsolidated Joint Ventures (Continued)

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

(10)
We provided 50% of a bridge loan to this joint venture. In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank's bridge loan was repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, SLG has executed a master lease agreement. SLG's partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

(11)
In May 2011, this loan was extended by 1-year.

(12)
This loan has a committed amount of $125.0 million.

        We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 379 West Broadway, 3 Columbus Circle and The Meadows. We are generally entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $12.1 million, $14.6 million and $19.0 million for these services for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, we generally have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

        The condensed combined balance sheets for our unconsolidated joint ventures at December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Assets
Commercial real estate property, net	$5,699,113	$4,831,897
Other assets	599,596	516,049

Total assets	$6,298,709	$5,347,946

Liabilities and members' equity
Mortgages and other loans payable	$4,131,890	$3,712,235
Other liabilities	250,925	233,463
Members' equity	1,915,894	1,402,248

Total liabilities and members' equity	$6,298,709	$5,347,946

Company's net investment in unconsolidated joint ventures	$893,933	$631,570

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

6. Investment in Unconsolidated Joint Ventures (Continued)

        The condensed combined statements of income for the unconsolidated joint ventures for the three years ended December 31, 2011, from the acquisition date, are as follows (in thousands):

	2011	2010	2009
Total revenues	$480,935	$593,159	$689,087

Operating expenses	75,513	94,515	120,215
Real estate taxes	51,511	66,588	84,827
Transaction related costs	2,665	1,105	—
Interest	223,400	224,766	208,295
Depreciation and amortization	137,070	141,284	156,470

Total expenses	490,159	528,258	569,807

Net (loss) income before gain on sale	$(9,224)	$64,901	$119,280

Company's equity in net income of unconsolidated joint ventures	$1,583	$39,607	$62,878

Gramercy Capital Corp.

        In April 2004, we formed Gramercy as a commercial real estate finance business. Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

        At December 31, 2011, we held 3.2 million shares, or approximately 6.3% of Gramercy's common stock. Our total investment of approximately $8.1 million is based on the market value of our common stock investment in Gramercy at December 31, 2011. As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities. During 2011, we sold 2.1 million shares of Gramercy common stock and realized a gain of approximately $4.5 million on the sale. During 2010, we sold 870,000 shares of Gramercy common stock and realized a gain of approximately $1.4 million on the sale. These gains were reclassified out of Accumulated Other Comprehensive Loss.

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

        Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7. Deferred Costs

        Deferred costs at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Deferred financing	$113,620	$86,256
Deferred leasing	238,394	200,633

	352,014	286,889
Less accumulated amortization	(141,228)	(114,372)

Deferred costs, net	$210,786	$172,517

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

8. Mortgages and Other Loans Payable

        The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2011 and 2010, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)	December 31, 2011	December 31, 2010
711 Third Avenue	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(3)	09/2016	7.15%	187,182	149,141
673 First Avenue	02/2013	5.67%	29,906	30,781
220 East 42nd Street	11/2013	5.24%	190,431	194,758
625 Madison Avenue	11/2015	7.22%	129,098	132,209
609 Fifth Avenue	10/2013	5.85%	94,963	96,502
609 Partners, LLC(15)	07/2014	5.00%	31,721	31,722
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
919 Third Avenue(4)	06/2023	5.12%	500,000	219,879
300 Main Street	02/2017	5.75%	11,500	11,500
500 West Putnam	01/2016	5.52%	24,563	25,000
One Madison Avenue	05/2020	5.91%	626,740	640,076
125 Park Avenue	10/2014	5.75%	146,250	146,250
2 Herald Square	04/2017	5.36%	191,250	191,250
885 Third Avenue	07/2017	6.26%	267,650	267,650
292 Madison Avenue(14)	08/2017	6.17%	59,099	59,099
110 East 42nd Street(5)	07/2017	5.81%	65,000	—
Landmark Square	12/2016	4.00%	86,000	—
Other loan payable(13)	09/2019	8.00%	50,000	—

Total fixed rate debt			$3,431,353	$2,935,817

100 Church Street(6)	—	—	$—	$139,672
Landmark Square(7)	—	—	—	110,180
28 West 44th Street(8)	—	—	—	122,007
521 Fifth Avenue(9)	04/2013	2.25%	150,000	—
1515 Broadway(10)	12/2014	3.50%	450,363	—
180 Maiden Lane(16)	11/2016	2.56%	279,332	—
Other loan payable(11)	06/2013	3.47%	62,792	62,792
Other loan payable(12)	—	—	—	30,000

Total floating rate debt			$942,487	$464,651

Total mortgages and other loans payable			$4,373,840	$3,400,468

(1)
Held in bankruptcy remote special purpose entities.

(2)
Effective interest rate for the quarter ended December 31, 2011.

(3)
We increased this loan by $40.0 million in March 2011.

(4)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.9 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

8. Mortgages and Other Loans Payable (Continued)

(5)
We took control of this property in May 2011 and assumed the mortgage as part of the transaction. This loan consists of a $65.0 million A-tranche and an $18.1 million B-tranche. The B-tranche does not accrue interest and is due only under certain circumstances as described in the loan agreement.

(6)
This mortgage was repaid in March 2011.

(7)
The final loan renewal option was exercised in December 2010. This loan was repaid in May 2011.

(8)
This property was sold in May 2011 and the related mortgage was repaid.

(9)
We assumed a $140.0 million mortgage in connection with the acquisition of the remaining partnership interest in January 2011. As a result, we have consolidated this investment since January 2011. The mortgage was schedule to mature in April 2011. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR.

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

(14)
This loan is included in liabilities related to assets held for sale at December 31, 2011 as the property is held for sale as of that date. See Note 4.

(15)
As part of an acquisition, the Operating Partnership issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of December 31, 2011, 32.2 million Series E units had been redeemed.

(16)
In connection with this obligation, SLG has executed a master lease agreement. SLG's partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

        In September 2010, we repaid a $104.0 million loan payable which had been secured by our interest in a debt investment.

        At December 31, 2011 and 2010, the gross book value of the assets collateralizing the mortgages and other loans payable was approximately $7.4 billion and $5.8 billion, respectively.

9. Corporate Indebtedness

2011 Revolving Credit Facility

        In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2011, the applicable spread was 150 basis points. The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date. We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of December 31, 2011, the facility fee was 35 basis points. At December 31, 2011, we had approximately $350.0 million of borrowings and outstanding letters of credit totaling approximately $99.3 million outstanding under the 2011 revolving credit facility, with undrawn capacity of approximately $1.1 billion.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

9. Corporate Indebtedness (Continued)

        The Company, ROP, and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility. No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

        The 2011 revolving credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2007 Revolving Credit Facility

        The 2011 revolving credit facility replaced our $1.5 billion revolving credit facility, or the 2007 revolving credit facility, which was terminated concurrently with the entering into the 2011 revolving credit facility. The 2007 revolving credit facility bore interest at a spread over the 30-day LIBOR ranging from 70 basis points to 110 basis points, based on our leverage ratio, and required a 12.5 to 20 basis point fee, also based on our leverage ratio, on the unused balance payable annually in arrears. The 2007 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2007 revolving credit facility and as of October 31, 2011, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2011 and 2010, respectively (in thousands):

Issuance	December 31, 2011 Unpaid Principal Balance	December 31, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)(7)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1)(5)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,804	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010(8)	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	120,157	119,423	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	277,629	268,552	3.00%	7.125%	7	October 15, 2017
August 5, 2011(8)	250,000	249,565	—	5.00%	5.000%	7	August 15, 2018

	$1,339,392	$1,270,656	$1,100,545

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

(3)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

9. Corporate Indebtedness (Continued)

  25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of December 31, 2011, approximately $0.7 million remained unamortized.

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

(6)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of our Operating Partnership and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2011, approximately $67.4 million remained unamortized.

(7)
In January 2011, the remaining outstanding $84.8 million of ROP's 5.15% unsecured notes were repaid at par on their maturity date.

(8)
Issued by us, the Operating Partnership and ROP, as co-obligors.

Restrictive Covenants

        The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and the disposition of assets, and which require compliance with financial ratios including our minimum tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes. As of December 31, 2011 and 2010, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of our Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

9. Corporate Indebtedness (Continued)

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

Principal Maturities

        Combined aggregate principal maturities of mortgages and other loans payable, 2011 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2011, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$52,443	$—	$—	$—	$119,423	$171,866	$176,457
2013	52,470	516,179	—	—	—	568,649	93,683
2014	50,322	597,454	—	—	98,578	746,354	123,983
2015	40,845	229,537	—	—	657	271,039	102,476
2016	39,426	516,974	350,000	—	274,804	1,181,204	527,814
Thereafter	158,551	2,119,639	—	100,000	777,194	3,155,384	800,102

	$394,057	$3,979,783	$350,000	$100,000	$1,270,656	$6,094,496	$1,824,515

        Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Interest expense	$287,921	$232,794	$236,961
Interest income	(2,004)	(2,146)	(4,306)

Interest expense, net	$285,917	$230,648	$232,655

Interest capitalized	$5,123	$—	$98

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

        Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgages and other loans payable, junior subordinate

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

10. Fair Value of Financial Instruments (Continued)

deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $5.2 billion, compared to the book value of the related fixed rate debt of approximately $4.8 billion at December 31, 2011. Our floating rate debt, inclusive of our 2011 revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.2 billion, compared to the book value of approximately $1.3 billion at December 31, 2011. Our debt and preferred equity investments had an estimated fair value ranging between $838.1 million and $936.6 million, compared to the book value of approximately $985.9 million at December 31, 2011.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2011. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11. Rental Income

        The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2012 to 2037. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2011 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2012	$955,920	$199,659
2013	919,388	196,868
2014	843,069	189,078
2015	755,334	184,372
2016	673,792	179,526
Thereafter	3,159,160	829,419

	$7,306,663	$1,778,922

12. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

12. Related Party Transactions (Continued)

tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $2.7 million, $2.2 million and $1.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. We paid Alliance approximately $16.1 million, $14.2 million and $14.9 million for three years ended December 31, 2011, respectively, for these services (excluding services provided directly to tenants).

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

Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $420,300 in 2011, $390,700 in 2010 and $351,700 in 2009.

Other

        Amounts due from related parties at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011	2010
Due from joint ventures	$477	$1,062
Other	3,524	5,233

Related party receivables	$4,001	$6,295

Gramercy Capital Corp.

        See Note 6, "Investment in Unconsolidated Joint Ventures—Gramercy Capital Corp.," for disclosure on related party transactions between Gramercy and the Company.

13. Equity

Common Stock

        Our authorized capital stock consists of 260,000,000 shares, $0.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2011, 85,782,723 shares of common stock and no shares of excess stock were issued and outstanding.

        In 2011, we, along with the Operating Partnership, entered into "at-the-market" equity offering programs, or ATM programs, to sell an aggregate of $775.0 million of our common stock. As of December 31, 2011, we had sold 6.7 million shares of our common stock through the ATM programs for aggregate gross proceeds of approximately $525.0 million ($517.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2011, we had $250.0 million available to issue under the ATM programs.

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

Dividend Reinvestment and Stock Purchase Plan

        We filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, automatically became effective upon filing. We registered 2,000,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2011 and 2010, approximately 473 and 250,900 shares of our common stock were issued and approximately $34,000 and $11.3 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

Second Amended and Restated 2005 Stock Option and Incentive Plan

        We have a stock option and incentive plan. The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. At December 31, 2011, approximately 3.8 million fungible units were available for issuance under the 2005 Plan, or 4.8 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

        Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants in 2011, 2010 and 2009.

	2011	2010	2009
Dividend yield	2.00%	2.00%	2.15%
Expected life of option	4.2 years	5.1 years	5 years
Risk-free interest rate	1.00%	2.09%	2.17%
Expected stock price volatility	47.98%	50.07%	53.08%

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

        A summary of the status of our stock options as of December 31, 2011, 2010 and 2009 and changes during the years then ended are presented below:

	2011		2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,353,002	$58.85	1,324,221	$56.74	937,706	$61.33
Granted	212,400	66.42	180,250	62.00	443,850	46.08
Exercised	(243,901)	40.48	(109,636)	31.49	(22,000)	28.17
Lapsed or cancelled	(44,301)	65.89	(41,833)	77.33	(35,335)	62.75

Balance at end of year	1,277,200	$63.37	1,353,002	$58.85	1,324,221	$56.74

Options exercisable at end of year	644,429	$72.31	631,224	$69.42	595,851	$62.17
Weighted average fair value of options granted during the year	$4,647,554		$4,333,281		$8,276,500

        All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding and exercisable was 4.0 years and 4.0 years, respectively.

        During the years ended December 31, 2011, 2010, and 2009, we recognized $4.7 million, $4.4 million and $2.8 million of compensation expense, respectively, for these options. As of December 31, 2011 there was approximately $8.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

Stock-based Compensation

        Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of our restricted stock as of December 31, 2011, 2010 and 2009 and charges during the years then ended are presented below:

	2011	2010	2009
Balance at beginning of year	2,728,290	2,330,532	1,824,190
Granted	185,333	400,925	506,342
Cancelled	(1,167)	(3,167)	—

Balance at end of year	2,912,456	2,728,290	2,330,532

Vested during the year	66,299	153,644	420,050

Compensation expense recorded	$17,365,401	$15,327,206	$23,301,744

Weighted average fair value of restricted stock granted during the year	$21,768,084	$28,269,983	$4,979,218

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

        The fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $16.6 million and $28.0 million, respectively. As of December 31, 2011, there was $14.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of two years.

        For the years ended December 31, 2011, 2010 and 2009, approximately $3.4 million, $2.2 million and $1.7 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

        We granted LTIP units which had a fair value of $8.5 million as part of the 2011 performance stock bonus award. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from our unrestricted common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions.

2003 Long-Term Outperformance Compensation Program

        Our board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program provided for restricted stock awards to be made to plan participants if the holders of our common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003. In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan. In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment. The fair value of the awards under this program on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). We recorded compensation expense of $23,000 and $0.1 million related to this plan during the years ended December 31, 2010 and 2009, respectively. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

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

December 31, 2011

13. Equity (Continued)

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

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million and $2.3 million of compensation expense during the years ended December 31, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

        On August 14, 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011. We recorded approximately $70,000, $0.2 million and $0.4 million of compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of September 30, 2011.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in our Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if our aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if our aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if our aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

earned LTIP Units since the beginning of the performance period. In January 2011, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In January 2012, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

        Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned. However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan. At our annual meeting of stockholders on June 15, 2010, our stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $9.3 million, $4.0 million and $0.6 million during the years ended December 31, 2011, 2010 and 2009, respectively, related to this program.

SL Green Realty Corp. 2011 Outperformance Plan

        In August 2011, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

        As of December 31, 2011, only 50% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 50% granted (approximately $12.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.1 million during the year ended December 31, 2011 related to this program.

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

        During the year ended December 31, 2011, approximately 8,184 phantom stock units were earned. As of December 31, 2011, there were approximately 66,849 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2011, approximately 55,600 shares of our common stock had been issued under the ESPP.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

13. Equity (Continued)

Earnings per Share

        Earnings per share for the years ended December 31, is computed as follows (in thousands):

Numerator (Income)	2011	2010	2009
Basic Earnings:
Income attributable to SL Green common stockholders	$617,232	$270,826	$37,669
Effect of Dilutive Securities:
Redemption of units to common shares	14,629	4,574	1,221
Stock options	—	—	—

Diluted Earnings:
Income attributable to SL Green common stockholders	$631,861	$275,400	$38,890

Denominator Weighted Average (Shares)	2011	2010	2009
Basic Shares:
Shares available to common stockholders	83,762	78,101	69,735
Effect of Dilutive Securities:
Redemption of units to common shares	1,985	1,321	2,230
3.0% exchangeable senior debentures due 2017	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—
Stock-based compensation plans	497	339	79

Diluted Shares	86,244	79,761	72,044

        We have excluded approximately 680,000, 804,800 and 772,529 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, as they were anti-dilutive.

14. Noncontrolling Interests in Operating Partnership

        The common unit holders represent the noncontrolling interest ownership in our Operating Partnership. As of December 31, 2011 and 2010, the noncontrolling interest common unit holders owned 3.12% (2,764,737 units) and 1.57% (1,249,274 units) of the Operating Partnership, respectively. At December 31, 2011, 2,764,737 shares of our common stock were reserved for the redemption of units of limited partnership interest in our Operating Partnership.

        We record the carrying value of the noncontrolling interests in the Operating Partnership at fair market value based on the closing stock price of our common stock at the end of the reporting period. The carrying value of such noncontrolling interests will not be adjusted below its cost basis.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

14. Noncontrolling Interests in Operating Partnership (Continued)

        We have included a rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership below (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$84,338	$84,618
Distributions	(1,264)	(511)
Issuance of units	60,443	2,874
Redemption of units	(865)	(25,104)
Net income	14,629	4,574
Accumulated other comprehensive income (loss) allocation	(291)	(1,061)
Fair value adjustment	38,040	18,948

Balance at end of period	$195,030	$84,338

        In November 2011, as part of an acquisition, the Operating Partnership issued 80,000 units of our 6.0% Series H preferred units, or the Series H preferred units, with a liquidation preference of $25.00 per unit. The Series H preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H preferred units can be redeemed at any time at par for cash at our option or the option of the unitholder.

15. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2010 and September 28, 2011, the actuary certified that for the plan years beginning July 1, 2010 and July 1, 2011, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, the Pension Plan received contributions from employers totaling $201.3 million, $193.3 million and $177.7 million, respectively.

        The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

15. Benefit Plans (Continued)

at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended December 31, 2011, 2010 and 2009, the Health Plan received contributions from employers totaling $843.2 million, $770.8 million and $705.5 million, respectively.

        Contributions we made to the multi-employer plans for the years ended December 31, 2011, 2010 and 2009 are included in the table below (in thousands):

Benefit Plan	2011	2010	2009
Pension Plan	$2,264	$1,835	$1,704
Health Plan	6,919	5,754	5,319
Other plans	5,111	4,143	3,638

Total plan contributions	$14,294	$11,732	$10,661

401(K) Plan

        In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2011, 2010 and 2009, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2011, 2010 and 2009, we made matching contributions of approximately $502,000, $450,000 and $450,000, respectively.

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

        We have entered into employment agreements with certain executives, which expire between January 2013 and December 2013. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totaled approximately $4.5 million for 2012. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at approximately $1.0 million on the grant date. The value of these awards may change based on fluctuations in our stock price.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2012. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

16. Commitments and Contingencies (Continued)

majority of the Suburban properties. The second property policy expires on December 31, 2012. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2012.

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

        Belmont had loss reserves of approximately $6.4 million and $6.1 million as of December 31, 2011 and 2010, respectively.

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

        The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. Under the sub-lease, we were responsible for ground rent payments of $1.55 million annually through July 2011 on the 50% portion of the fee we do not own. The ground rent was reset in July 2011. Following the reset, we are responsible for ground rent payments of $5.25 million annually through July 2016 and then $5.5 million annually thereafter on the 50% portion of the fee we do not own.

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

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $6.9 million annually) with a term expiration of 2020 and with an option to renew for an additional 23 years.

        In April 1988, the SL Green predecessor entered into a lease agreement for the property at 673 First Avenue, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

16. Commitments and Contingencies (Continued)

and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

        We continue to lease the property located at 673 First Avenue, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $6.0 million and $5.8 million at December 31, 2011 and 2010, respectively.

        The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2011 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2012	$1,555	$33,429
2013	1,555	33,429
2014	1,555	33,429
2015	1,592	33,429
2016	1,707	33,533
Thereafter	42,351	615,450

Total minimum lease payments	50,315	$782,699

Less amount representing interest	(33,203)

Present value of net minimum lease payments	$17,112

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

        The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at December 31, 2011 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$110,180	6.000%	2/2011	2/2012	$—
Interest Rate Cap	$139,672	5.000%	1/2011	1/2012	$—
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(1,716)
Currency Hedge	$20,748	1.55185GBP-USD	9/2010	12/2012	$(151)

        The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

17. Financial Instruments: Derivatives and Hedging (Continued)

        On December 31, 2011, the derivative instruments were reported as an obligation at their fair value of approximately $1.9 million. This is included in Other Liabilities on the consolidated balance sheet at December 31, 2011. Included in Accumulated Other Comprehensive Loss at December 31, 2011 was approximately $18.0 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges in addition to our share of joint venture accumulated other comprehensive loss of approximately $17.4 million. Currently, all of our designated derivative instruments are effective hedging instruments.

        In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges. This payment is included in financing activities in the statement of cash flows. This loss will be amortized over the 10-year term of the related financing. This loss is included in the $18.0 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $35.4 million and $32.3 million at December 31, 2011 and 2010, respectively.

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

        We are hedging exposure to variability in future cash flows for forecasted interest payments in addition to anticipated future interest payments on existing debt.

        The following table presents the effect of our derivative financial instruments and our share of our joint venture's derivative financial instruments on the Statements of Income as of December 31, 2011, 2010 and 2009 (in thousands):

Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,	Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Year Ended
					December 31,			Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended
Designation\Cash Flow	Derivative	2011	2010	2009	2011	2010	2009	2011	2010	2009
Qualifying	Interest Rate Swaps/Caps	$(16,049)	$(17,619)	$(15,560)	$(12,625)	$(12,661)	$(12,293)	$(16)	$(1,329)	$(1)
Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—	$(82)	—	—

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

December 31, 2011

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

        Selected results of operations for the years ended December 31, 2011, 2010 and 2009, and selected asset information as of December 31, 2011 and 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Year ended:
December 31, 2011	$1,143,010	$120,418	$1,263,428
December 31, 2010	936,460	147,926	1,084,386
December 31, 2009	912,753	65,608	978,361
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture/ partial interest and purchase price fair value adjustments:
Year ended:
December 31, 2011	$22,890	$101,254	$124,144
December 31, 2010	27,101	120,585	147,686
December 31, 2009	154,156	(89,659)	64,497
Total assets
As of:
December 31, 2011	$12,490,502	$993,350	$13,483,852
December 31, 2010	10,330,043	970,251	11,300,294

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost. We also allocate loan loss reserves to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $85.7 million, $87.8 million and $74.0 million for the years ended December 31, 2011, 2010 and 2009, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

19. Segment Information (Continued)

        The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture/ partial interest and purchase price fair value adjustments	$124,144	$147,686	$64,497
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	2,918	128,921	6,691
Purchase price fair value adjustment	498,195	—	—

Income from continuing operations	625,257	276,607	71,188
Net income from discontinued operations	5,780	7,064	7,318
Gain (loss) on sale of discontinued operations	46,085	35,485	(6,841)

Net income	677,122	319,156	71,665
Net income attributable to noncontrolling interests in operating partnership	(14,629)	(4,574)	(1,221)
Net income attributable to noncontrolling interests in other partnerships	(15,083)	(14,007)	(12,900)

Net income attributable to SL Green	647,410	300,575	57,544
Preferred stock dividends	(30,178)	(29,749)	(19,875)

Net income attributable to SL Green common stockholders	$617,232	$270,826	$37,669

20. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2011	2010
Issuance of common stock as deferred compensation	$699	$537
Issuance of units in the operating partnership	62,443
Redemption of units in the operating partnership	865	12,091
Derivative instruments at fair value	1,870	15,299
Assignment of debt investment to joint venture	286,571	—
Mortgage assigned to joint venture	30,000	—
Tenant improvements and capital expenditures payable	3,990	1,981
Debt and preferred equity and other investments acquired	—	30,000
Other non-cash adjustments-investing	—	302,187
Fair value adjustment to noncontrolling interest in operating partnership	39,040	18,948
Accrued acquisition liabilities	34,500	—
Assumption of mortgage loans	943,767	803,921
Consolidation of real estate investments and other adjustments	1,156,929	—
Consolidation of real estate investments—noncontrolling interest in other partnerships	87,264	—
Deconsolidation of real estate investments—assets	—	60,783
Deconsolidation of real estate investments—liabilities	—	47,533

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

21. Quarterly Financial Data (unaudited)

        We are providing updated summary selected quarterly financial information, which is reflective of the reclassification of the properties sold during 2011 as discontinued operations. Quarterly data for the last two years is presented in the tables below (in thousands).

2011 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$328,877	$306,624	$298,705	$329,222

Income net of noncontrolling interests and before gains on sale	1,833	9,544	10,176	72,898
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	(114)	3,032	—	—
Purchase price fair value adjustment	8,306	999	475,102	13,788
Loss on early extinguishment of debt	—	(67)	971	—
Gain (loss) on investment in marketable securities	4,999	—	(6)	(127)
Depreciable real estate reserves	(5,789)	—	—	—
Net income from discontinued operations	1,116	1,116	1,675	1,873
Gain on sale of discontinued operations	—	—	46,085	—

Net income attributable to SL Green	10,351	14,624	534,003	88,432
Preferred stock dividends	(7,543)	(7,545)	(7,545)	(7,545)

Net income attributable to SL Green common stockholders	$2,808	$7,079	$526,458	$80,887

Net income per common share—Basic	$0.03	$0.08	$6.30	$1.02

Net income per common share—Diluted	$0.03	$0.08	$6.26	$1.01

2010 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$262,785	$319,149	$251,684	$250,768

Income (loss) net of noncontrolling interests and before gains on sale	14,563	81,340	16,687	20,674
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	1,633	520	126,769	—
Gain on early extinguishment of debt	—	(511)	(1,276)	(113)
Gain (loss) on equity investment in marketable securities	775	—	—	(285)
Depreciable real estate reserves	(2,750)	—	—	—
Net income from discontinued operations	533	2,211	2,403	1,917
Gain on sale of discontinued operations	—	35,485	—	—

Net income attributable to SL Green	14,754	119,045	144,583	22,193
Preferred stock dividends	(7,545)	(7,545)	(7,545)	(7,114)

Net income attributable to SL Green common stockholders	$7,209	$111,500	$137,038	$15,079

Net income per common share—Basic	$0.09	$1.43	$1.76	$0.19

Net income per common share—Diluted	$0.09	$1.42	$1.75	$0.19

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2011

22. Subsequent Events

        In October 2011, SL Green formed a joint venture with Stonehenge Partners and in January 2012 acquired five retail and two multifamily properties in Manhattan for $193.1 million. The residential component, which encompasses 488,000 square feet (unaudited), was financed with an aggregate 7-year $100.0 million fixed rate mortgage which bears interest at 4.125%. One of the retail properties was financed with a 5-year $8.5 million mortgage.

        In January 2012, SL Green formed a joint venture with Jeff Sutton and acquired 724 Fifth Avenue for $223.0 million. This 65,010 square foot (unaudited) property was financed with a 5-year $120.0 million floating rate mortgage which bears interest at 235 basis points over the 30-day LIBOR.

        In October 2011, we, along with our joint venture partner, Jeff Sutton, announced an agreement to sell two retail condominium units at 141 Fifth Avenue for $46 million. This transaction closed in February 2012.

        In December 2011, we entered into an agreement to acquire the 390,000 square foot (unaudited) office building located at 10 East 53rd Street acquisition through a joint venture for $252.5 million. This transaction closed in February 2012.

        As of February 22, 2012, we sold approximately 661,500 shares of our common stock through the at-the-money program for aggregate gross proceeds of $50.7 million ($49.9 million of net proceeds after related expenses).

SL Green Realty Corp.
Schedule II—Valuation and Qualifying Accounts
December 31, 2011
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2011
Tenant and other receivables—allowance	$12,981	4,537	(746)	$16,772
Deferred rent receivable—allowance	$30,834	6,638	(8,316)	$29,156
Year Ended December 31, 2010
Tenant receivables—allowance	$14,271	2,165	(3,455)	$12,981
Deferred rent receivable—allowance	$24,347	3,138	3,349	$30,834
Year Ended December 31, 2009
Tenant receivables—allowance	$16,898	1,006	(3,633)	$14,271
Deferred rent receivable—allowance	$19,648	6,467	(1,768)	$24,347

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave(1)	$29,906	$—	$35,727	$—	$10,882	$—	$46,609	$46,609	$17,091	1928	8/1997	Various
420 Lexington Ave(1)	187,182	—	107,832	—	120,447	—	228,279	228,279	67,823	1927	3/1998	Various
711 Third Avenue(1)	120,000	19,844	42,499	—	30,273	19,844	72,772	92,616	23,228	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	35,197	18,846	113,901	132,747	36,170	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	—	28,227	21,205	113,786	134,991	41,912	1920	6/2001	Various
220 East 42nd Street(1)	190,431	50,373	203,727	635	35,937	51,008	239,664	290,672	56,526	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	5,764	—	68,459	68,459	15,211	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	28,846	51,093	234,818	285,911	47,037	1958	7/2004	Various
625 Madison Ave(1)	129,098	—	246,673	—	23,275	—	269,948	269,948	52,379	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	80,013	78,282	406,838	485,120	83,879	1956	12/2004	Various
609 Fifth Avenue(1)	94,963	36,677	145,954	—	2,824	36,677	148,778	185,455	20,577	1925	6/2006	Various
1 Madison Avenue(1)	626,740	172,641	654,394	905	11,689	173,546	666,083	839,629	73,750	1960	8/2007	Various
331 Madison Avenue(1)	—	14,763	65,241	(2,630)	(12,127)	12,133	53,114	65,247	7,117	1923	4/2007	Various
333 West 34th Street(1)	—	36,711	146,880	—	20,808	36,711	167,688	204,399	19,038	1954	6/2007	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	8,703	60,766	259,625	320,391	34,951	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	32,510	114,077	508,896	622,973	68,408	1970	1/2007	Various
919 Third Avenue(1)(5)	500,000	223,529	1,033,198	35,410	6,647	258,939	1,039,845	1,298,784	132,047	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	24,707	—	752,920	752,920	106,686	1969	1/2007	Various
180 Maiden Lane(1)(8)	279,332	132,697	309,627	—	—	132,697	309,627	442,324	1,097	1984	11/2011	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	16,870	91,038	397,614	488,652	53,948	1966	1/2007	Various
100 Church Street(1)	—	32,494	79,996	—	43,305	32,494	123,301	155,795	8,323	1959	1/2010	Various
125 Park Avenue(1)	146,250	120,900	189,714	—	14,401	120,900	204,115	325,015	9,547	1923	10/2010	Various
2 Herald Square(7)	191,250	92,655	—	100,633	—	193,288	—	193,288	—	—	12/2010	Various
885 Third Avenue(7)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	—	12/2010	Various
292 Madison Avenue(7)	59,099	23,803	—	(23,803)	—	—	—	—	—	—	12/2010	Various
Williamsburg	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	299	2010	12/2010	Various
521 Fifth Avenue(1)(8)	150,000	110,100	146,686	—	3,742	110,100	150,428	260,528	7,192	1929	1/2011	Various
1515 Broadway(1)	450,363	462,700	707,938	1,145	15,028	463,845	722,966	1,186,811	15,037	1972	4/2011	Various
110 East 42nd Street(1)	65,000	34,000	46,411	—	479	34,000	46,890	80,890	1,217	1921	5/2011	Various
51 East 42nd Street(1)		24,465	57,086	—	—	24,465	57,086	81,551	119	1913	11/2011	Various
1100 King Street—1-7 International Drive(2)	—	49,392	104,376	2,473	6,090	51,865	110,466	162,331	17,389	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,477	6,324	28,573	34,897	4,477	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	5,058	5,933	28,884	34,817	4,687	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	5,292	10,526	48,401	58,927	6,938	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	2,241	11,183	50,147	61,330	7,215	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	3,834	9,777	42,882	52,659	5,355	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,982	6,865	31,246	38,111	4,443	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	10,502	29,497	128,752	158,249	17,222	2000	1/2007	Various
1-6 Landmark Square(3)	86,000	50,947	195,167	—	14,643	50,947	209,810	260,757	27,925	1973-1984	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(367)	(155)	1,721	7,593	9,314	16	2007	1/2007	Various
300 Main Street(3)	11,500	3,025	12,889	—	1,164	3,025	14,053	17,078	2,012	2002	1/2007	Various
680 Washington Boulevard(3)(6)	—	11,696	45,364	—	3,900	11,696	49,264	60,960	6,594	1989	1/2007	Various
750 Washington Boulevard(3)(6)	—	16,916	68,849	—	3,800	16,916	72,649	89,565	9,892	1989	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	—	3,203	7,747	33,626	41,373	4,466	1988	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	1,675	13,516	54,903	68,419	7,419	1987	6/2007	Various
500 West Putnam Avenue(3)	24,563	11,210	44,782	—	3,503	11,210	48,285	59,495	6,104	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	9,278	1,371	14,724	16,095	37	1962	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	285	—	39,174	—	39,174	—	—	1/2007	Various
125 Chubb Way(4)	—	5,884	25,958	—	16,244	5,884	42,202	48,086	315	2008	1/2008	Various
Other(6)	—	1,130	—	3,628	31,857	4,758	31,857	36,615	3,488	—	—	Various

Total	$4,229,327	$2,452,253	$7,751,040	$232,373	$711,485	$2,684,626	$8,462,525	$11,147,151	$1,136,603

(1)
Property located in New York, New York.
(2)
Property located in Westchester County, New York.
(3)
Property located in Connecticut.
(4)
Property located in New Jersey.
(5)
We own a 51% interest in this property.
(6)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.
(7)
See Note 4 to the consolidated financial statements.
(8)
We own a 49.9% interest in this property.

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2011
(Dollars in thousands)

The changes in real estate for the three years ended December 31, 2011 are as follows:

	2011	2010	2009
Balance at beginning of year	$8,890,064	$8,257,100	$8,201,789
Property acquisitions	2,276,308	703,721	16,059
Improvements	162,875	97,099	92,117
Retirements/disposals/deconsolidation	(182,096)	(167,856)	(52,865)

Balance at end of year	$11,147,151	$8,890,064	$8,257,100

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2011 was approximately $7.8 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2011, are as follows:

	2011	2010	2009
Balance at beginning of year	$916,293	$738,422	$546,545
Depreciation for year	245,421	209,472	210,436
Retirements/disposals/deconsolidation	(25,111)	(31,601)	(18,559)

Balance at end of year	$1,136,603	$916,293	$738,422

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Rock-Green, Inc.

        We have audited the accompanying consolidated statement of income, changes in equity and cash flows of Rock-Green, Inc. (the "Company") for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Rock-Green, Inc.'s operations and its cash flows for the year ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

Rock-Green, Inc.

Consolidated Statements of Income

(Dollars in thousands)

	Period January 1 to April 30,	Year Ended December 31,
	2010	2009
	(unaudited)
Rental Revenues:
Fixed, percentage and consideration revenues	$41,850	$128,998
Operating and real estate tax escalations	7,193	23,296
Rental revenues—related parties	1,630	3,676

Total Rental Revenues	50,673	155,970
Sales of services	3,336	9,890
Sales of services—related parties	106	306

Total Revenues	54,115	166,166

Operating Expenses:
Real estate taxes	11,918	34,619
Building operating expenses	7,320	23,291
Building operating expenses—related parties	3,139	9,448
Cost of service sales	2,171	6,568
Cost of service sales—related parties	54	157

Total Operating Expenses	24,602	74,083

Gross Operating Profit	29,513	92,083
Other Operating Expense (Income):
Interest expense	1,741	5,459
Interest income	(29)	(147)
Depreciation expense	1,762	5,318
Amortization expense	3,553	10,793
General and administrative expense (income)	(31)	151
Other income	—	(240)

Income before provision for taxes	22,517	70,749
Provision (benefit) for taxes	—	1

Net Income	$22,517	$70,748

Rock-Green, Inc.

Consolidated Statements of Changes in Equity

Period January 1 to April 30, 2010 (unaudited) and Year ended December 31, 2009

(Dollars in thousands)

	Total	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances at December 31, 2008	$97,502	$4	$125	$64,887	$(4,213)	$36,699
Net income for the year	70,748	—	—	—	—	70,748
Other comprehensive income	1,566	—	—	—	1,566	—

Total comprehensive income	72,314	—	—	—	—	—
Dividend	(89,016)	—	—	—	—	(89,016)

Balances at December 31, 2009	80,800	4	125	64,887	(2,647)	18,431
Net income for the year	22,517	—	—	—	—	22,517
Other comprehensive income	562	—	—	—	562	—

Total comprehensive income	23,079	—	—	—	—	—
Dividend	(17,715)	—	—	—	—	(17,715)

Balances at April 30, 2010 (unaudited)	$86,164	$4	$125	$64,887	$(2,085)	$23,233

Rock-Green, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Period January 1 to April 30,	Year Ended December 31,
	2010	2009
	(unaudited)
Cash Flows from Operating Activities:
Net income	$22,517	$70,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,315	16,111
Accretion of interest	50	139
Deferred rents receivable, net	2,608	5,805
Changes in certain assets and liabilities	(5,394)	5,398
Increase (decrease) due to related parties, net	(4,166)	1,980

Net cash provided by operating activities	20,930	100,181

Cash Flows from Investing Activities:
Capital expenditures	(1,212)	(2,968)
Deferred expenses paid	(19)	(7,506)

Net cash used by investing activities	(1,231)	(10,474)

Cash Flows from Financing Activities:
Dividend distributions	(17,715)	(89,016)

Net increase in cash and cash equivalents	1,984	691
Cash and cash equivalents, beginning of period	41,589	40,898

Cash and cash equivalents, end of period	$43,573	$41,589

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$1,158	$4,893

Rock-Green, Inc.

Notes to the Consolidated Financial Statements

1. Organization

        Rock-Green, Inc., (the "Company") a New York State corporation, was 55% owned by Rockefeller Group International, Inc. (RGII) and 45% owned by Green Hill Acquisition, LLC, a wholly owned subsidiary of SL Green Realty Corp. The Company owned and operated a 2.5 million square foot office building (the "Property") known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York. In addition, the Company owned two adjacent properties totaling approximately 17,000 square feet. In May 2010, Green Hill Acquisition, LLC sold its 45% interest to Canada Pension Plan Investment Board (CPPIB) REI US RE-5, Inc.

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

(b) Revenue recognition

        The Company accounts for all leases as operating leases. Deferred rents receivable, net, including free rental periods and lease arrangements allowing for increasing base rental payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective lease terms.

        Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable. The Company reduced rents by $2,608,000 and $5,805,000 over amounts contractually due pursuant to tenant lease terms for the period January 1 to April 30, 2010 (unaudited) and for the year ended December 31, 2009, respectively.

(c) Use of estimates

        The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(d) Accounting for derivative instruments and hedging activities

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

(e) Concentration of Company's revenue and credit risk

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

        The above asset retirement obligations at December 31, 2009 are reflected in accounts payable and accrued expenses and other non-current liabilities in the accompanying consolidated balance sheet. The accretion of interest for the period January 1 to April 30, 2010 (unaudited) and the year ended December 31, 2009 are reflected in interest expense in the accompanying consolidated statements of income. Management estimated that the asbestos remediation will be completed by 2019.

5. Loan Payable

        The Company had a $170 million loan with a financial institution with a maturity date of December 23, 2010. The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate). Interest is due on the outstanding principal balance in arrears. The loan carried an average interest rate of 2.73% and 2.88% during the period January 1 to April 30, 2010 (unaudited) and 2009, respectively, and requires periodic interest payments. The interest rate at April 30, 2010 (unaudited) and December 31, 2009 was 1.03% and 1.0%, respectively. Total interest expense under this loan was $1,548,000 during the period January 1 to April 30, 2010 (unaudited) and $4,899,000 in 2009, and is included in interest expense in the accompanying consolidated statements of income. The entire outstanding principal balance is payable on the maturity date.

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

        The provision for income taxes is summarized as follows:

($000s)	2010	2009
	(unaudited)
Current:
Federal	$—	$—
State and local taxes	—	1

Total provision (benefit) for taxes	$—	$1

7. Tenant Leasing Arrangements (unaudited)

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

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

7. Tenant Leasing Arrangements (unaudited) (Continued)

        Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations. Future rentals from three unrelated parties in the businesses of financial services, legal services, and publishing amount to approximately 66.4% of total minimum future rentals listed above. Rental income from these tenants amounted to approximately 56% and 52% of total rental revenues for the period January 1 to April 30, 2010 (unaudited) and the year ended December 31, 2009. These tenants' leases expire in 2018 and 2020. RGII's master lease expires on December 31, 2011, and an affiliate's lease expires on December 31, 2019.

        The Company recorded early termination revenue of $3,250,000 in 2010 (unaudited) and $9,750,000 in 2009, which is included in fixed, percentage and consideration revenue on the accompanying consolidated statements of income, due to the early terminations of certain tenants.

8. Related Party Transactions

        Rental revenues and sales of services included $1,736,000 and $3,982,000 from RGII and related subsidiaries for the period January 1 to April 30, 2010 (unaudited) and for the year ended December 31, 2009, respectively. Accounts receivable included $113,000 due from RGII at December 31, 2009, related primarily to operating and real estate tax escalation.

        The Company receives a number of management and operating services from RGII and its affiliates. Amounts included in operating expenses for these services were $3,139,000 and $9,448,000 for the period January 1 to April 30, 2010 (unaudited) and the year ended December 31, 2009, respectively. The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

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

9. Supplemental Cash Flow Information

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

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

9. Supplemental Cash Flow Information (Continued)

Cash flows from changes in certain assets and liabilities:

        The cash flows from changes in certain assets and liabilities of the Company for the period January 1 to April 30, 2010 (unaudited) and for the year ended December 31, 2009 were as follows:

($000s)	2010	2009
	(unaudited)
Decrease (increase) in:
Accounts receivable, net	$67	$289
Prepaid expenses	(5,369)	170
Other current assets	—	7
Investment in subsidiaries	—	(135)
Other assets	168	107
Increase (decrease) in:
Accrued federal, state and local taxes	—	5
Other current liabilities	(3,171)	6,561
Amortization of deferred financing costs	124	371
Other non-current liabilities	5	(67)
Accounts payable and accrued expenses	2,782	(1,910)

Total increase (decrease) in certain assets and liabilities	$(5,394)	$5,398

10. Subsequent Events

        The Company has evaluated subsequent events through the date in which these consolidated financial statements were available for issuance on February 16, 2010.

Report of Independent Registered Public Accounting Firm

The Stockholders
1515 Broadway Realty Corp.

        We have audited the accompanying consolidated balance sheet of 1515 Broadway Realty Corp. (the "Company") as of December 31, 2010, and the related consolidated statements of income, equity (deficit) and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1515 Broadway Realty Corp. at December 31, 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 2, 2011

1515 Broadway Realty Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

Assets	December 31, 2010
Commercial real estate property, at cost:
Land	$96,573
Building and improvements	459,225

555,798
Less accumulated depreciation	(91,031)

464,767
Cash and cash equivalents	16,210
Restricted cash	3,037
Tenant receivables, net of allowance of $2,974	163
Deferred rent receivable, net of allowance of $515	32,748
Deferred costs, net	23,061
Other assets	4,491

Total assets	$544,477

Liabilities and equity:
Mortgage note payable	$462,897
Accrued interest and other liabilities	501
Accounts payable and accrued expenses	4,074
Due to related parties	596
Deferred revenue	523
Security deposits	1,232

Total liabilities	469,823

Equity:
Series A Preferred Stock, $1,000 par value, 290 shares authorized, 125 shares issued and outstanding	100
Series B Subordinated Preferred Stock, $1,000 par value, 10 shares authorized, none issued and outstanding	—
Class A Common Stock, $0.01 par value, 100 shares authorized, issued and outstanding	—
Additional paid-in capital	255,452
Distributions in excess of earnings	(181,529)
Accumulated other comprehensive income	14
Noncontrolling interests	617

Total equity	74,654

Total liabilities and equity	$544,477

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Revenues:
Rental revenue	$77,438	$74,304
Escalation and reimbursement revenues	24,044	21,673
Investment income	32	4,780
Other income	13	98

Total revenues	101,527	100,855

Expenses:
Operating expenses	25,227	22,819
Asset management fee	100	100
Real estate taxes	20,016	18,981
Interest	21,398	10,733
Depreciation and amortization	14,570	15,201

Total expenses	81,311	67,834

Net income	20,216	33,021
Net income attributable to noncontrolling interest	—	—

Net income attributable to stockholders	20,216	33,021
Preferred stock dividend	(19)	(19)

Net income attributable to common stockholders	$20,197	$33,002

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Equity (Deficit)

Years Ended December 31, 2010 and 2009
(Dollars in thousands)

	Series A Preferred Stock	Series B Subordinated Preferred Stock	Class A Common Stock	Additional Paid- In-Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2009	$100	$—	$—	$255,452	$(192,226)	$(61)	$617	$63,882	$33,315

Comprehensive Income:
Net income	—	—	—	—	20,216	—	—	20,216	$20,216
Unrealized gain on derivative instruments	—	—	—	—	—	75	—	75	75
Preferred dividend					(19)			(19)
Distributions to common stockholders	—	—	—	—	(9,500)	—	—	(9,500)

Balance at December 31, 2010	$100	$—	—	$255,452	$(181,529)	$14	$617	$74,654	$20,291

The accompanying notes are an integral part of these financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
Operating activities	2010	2009
Net income	$20,216	$33,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,911	17,149
Deferred rent receivable, net	(1,951)	(14,856)
Provision for doubtful accounts	964	1,487
Changes in operating assets and liabilities:
Restricted cash-operations	(1,002)	7,299
Tenant receivables	(209)	59
Deferred leasing costs	(4,853)	(2,011)
Other assets	6,156	(6,285)
Deferred revenue	(423)	(551)
Accounts payable and accrued expenses	(10,308)	84

Net cash provided by operating activities	25,501	35,396

Investing activities
Additions to building and improvements	(13,364)	(26,036)
Restricted cash-capital improvements	700	14,155

Net cash used in investing activities	(12,664)	(11,881)
Financing activities
Repayment of mortgage note payable	(12,103)	(625,000)
Proceeds from mortgage note payable	—	475,000
Capital contribution	—	83,887
Repayment of loans receivable-stockholders	—	80,000
Deferred financing costs	(161)	(12,252)
Distributions paid	(9,519)	(7,833)
Redemption of preferred stock	—	(10)

Net cash used in financing activities	(21,783)	(6,208)

Net (decrease) increase in cash and cash equivalents	(8,946)	17,307
Cash and cash equivalents at beginning of year	25,156	7,849
Cash and cash equivalents at end of year	16,210	25,156

Supplemental cash flow disclosures
Interest paid	$19,065	$9,109

Supplemental disclosure of noncash transactions
Additions to building and improvements accrued	$692	$4,808
Deferred leasing costs accrued	$590	$5,762

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

        Depreciation expense amounted to $12,170 and $11,463 for the years ended December 31, 2010 and 2009, respectively.

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

        As a result of its evaluations, the Company recorded a deferred liability of $3,643, representing the net value of acquired above and below market leases and assumed lease origination costs, which is included in deferred revenue. This amount is being amortized over the terms of the respective leases. For each of the years ended December 31, 2010 and 2009, the Company recognized an increase in rental revenue of $429 for the amortization of above and below market leases and assumed lease origination costs, and additional building depreciation of $95 resulting from the reallocation of the purchase price to the applicable components. The accumulated amortization of the deferred liability at December 31, 2010 and 2009 was $3,215 and $2,786, respectively. Amortization for the next two years will be $429 per year.

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

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRS recorded approximately $109 in Federal, state and local tax (benefit)/expense, of which $106 has been paid.

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

        Amortization expense amounted to $4,740 and $5,686 for the years ended December 31, 2010 and 2009, respectively.

4. Loans Receivable—Stockholders

        In November 2005, the Company loaned $54,955 to SLG 1515 and $45,045 to SITQ 1515. Interest on the loans was due annually in arrears on May 10 of each year at the rate of 6%. The loans were scheduled to mature in November 2015.

        In December 2006, SLG 1515 and SITQ 1515 made principal repayments of $10,991 and $9,009, respectively. On December 22, 2009, in connection with the refinancing, the receivable from SLG 1515 and SITQ 1515 was repaid. Interest income recorded on the loans for the years ended December 31, 2010 and 2009 was none and $4,680, respectively.

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

        For the years ended December 31, 2010 and 2009, SL Green Management Corp. earned $3,124 and $5,510 in leasing commissions, $2,007 and $1,627 in management fees, and $827 and $1,961 in construction supervisory fees, respectively.

        The Company has entered into two Asset Management Agreements (collectively, the "Asset Management Agreements") with an affiliate of SITQ 1515, SITQ Inc. ("SITQ Asset Manager") and with an affiliate of SLG 1515, SL Green Management LLC ("SLG Asset Manager").

        Pursuant to the Asset Management Agreements, the SITQ Asset Manager and SLG Asset Manager are obligated to advise the Company on various strategic aspects with respect to the Property. As compensation for these arrangements, the SITQ Asset Manager will be paid $100 per annum. There are business relationships with related parties, which involved repairs, maintenance and security expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $2,215 and $1,967 for the years ended December 31, 2010 and 2009, respectively and are a component of operating expense on accompanying consolidated statements of income.

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.:

        We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York February 28, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2012 (the "2012 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth under in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2012 Proxy Statement.

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
4.6
First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, Reckson, The Bank of New York and the Company, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
4.7
Indenture, dated as of March 16, 2010, among ROP, as Issuer, the Company and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.8	Form of 7.75% Senior Note due 2020 of ROP, the Company and the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.

4.9	Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, the Company and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.
4.10
Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.11
First Supplemental Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.12	Form of 5.00% Senior Note due 2018 of the Company, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.13
Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.1
Credit Agreement, dated as of November 10, 2011, by and among the Company, the Operating Partnership and ROP, as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto, incorporated by reference to the Company's Form 8-K, dated November 16, 2011, filed with the SEC on November 16, 2011.
10.2
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
10.6
Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 15, 2004, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
10.7
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.

10.8	Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 30, 2006, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006.
10.9
Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
10.10
Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
10.11
Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 30, 2011, incorporated by reference to the Company's Form 8-K, dated December 5, 2011, filed with the SEC on December 5, 2011.
10.12
Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
10.13	Amended and Restated Agreement of Limited Partnership of ROP, incorporated by reference to ROP's Registration Statement on Form S-11, filed with the SEC on February 12, 1996.
10.14
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
10.15
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
10.25	Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011. *
10.26
First Amendment to Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011.*
10.27
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.28
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.29
Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.30
Amended and Restated Employment Agreement, dated December 18, 2009, between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.31
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.32
Amended and Restated Employment and Non-competition Agreement, dated September 3, 2010, between the Company and Andrew Mathias, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the SEC on September 14, 2010.*
10.33
Employment Agreement, dated as of November 4, 2010, between the Company and James Mead, incorporated by reference to the Company's Form 8-K, dated November 10, 2010, filed with the SEC on November 10, 2010.*
10.34
Amended and Restated Employment and Non-competition Agreement, dated December 23, 2010, between the Company and Andrew Levine, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.35
ATM Equity Offering Sales Agreement, dated February 10, 2011, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to the Company's Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.
10.36
ATM Equity Offering Sales Agreement, dated February 10, 2011, among the Company, the Operating Partnership and Morgan Stanley & Co. Incorporated, incorporated by reference to the Company's Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.

10.37	At-the-Market Equity Offering Sales Agreement, dated April 13, 2011, among the Company, the Operating Partnership and Deutsche Bank Securities Inc., incorporated by reference to the Company's Form 8-K, dated April 13, 2011, filed with the SEC on April 13, 2011.
10.38
At-the-Market Equity Offering Sales Agreement, dated April 13, 2011, among the Company, the Operating Partnership and Wells Fargo Securities, LLC., incorporated by reference to the Company's Form 8-K, dated April 13, 2011, filed with the SEC on April 13, 2011.
10.39
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.
10.40
At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among the Company, the Operating Partnership and J.P. Morgan Securities LLC, incorporated by reference to the Company's Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends, filed herewith.
21.1	Subsidiaries of the Company, filed herewith.
23.1	Consent of Ernst & Young LLP, filed herewith.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.1
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statement of Equity for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements, detail tagged, filed herewith.**

*
Management contracts and compensatory plans or arrangements to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
Dated: February 28, 2012	By:	/s/ JAMES MEAD James Mead Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	February 28, 2012
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012
/s/ JAMES MEAD James Mead	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ JOHN H. ALSCHULER, JR. John H. Alschuler, Jr.	Director	February 28, 2012
/s/ EDWIN THOMAS BURTON, III Edwin Thomas Burton, III	Director	February 28, 2012
/s/ JOHN S. LEVY John S. Levy	Director	February 28, 2012
/s/ CRAIG HATKOFF Craig Hatkoff	Director	February 28, 2012