Form 10-K/A
period 2011-12-31
SL GREEN REALTY CORP
filed 2012-03-16
CIK 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                    .

Commission File Number:  1-13199

SL GREEN REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	13-3956755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170

(Address of principal executive offices - Zip Code)

(212)  594 - 2700

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
7.875% Series D Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 15, 2012, there were 86,368,447 shares of the Registrant’s common stock outstanding.  The aggregate market value of the common stock, held by non-affiliates of the Registrant (78,694,295 shares) at June 30, 2011 was $6.5 billion.  The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Stockholders’ Meeting to be to be filed within 120 days after the end of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL GREEN REALTY CORP.
FORM 10-K/A

EXPLANATORY NOTE

On February 28, 2012, we filed our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”).  We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to provide a complete set of financial statements for 1515 Broadway Realty Corp. (“1515 Broadway”).  In the Original Filing, the Consolidated Statements of Changes in Equity for the year ended December 31, 2009 had been inadvertently omitted from the financial statements of 1515 Broadway as a result of a clerical error.  In addition, in connection with the filing of this Amendment No. 1 to the Original Filing we are also providing as exhibits (i) the consent of Ernst & Young LLP, 1515 Broadway’s independent registered public accounting firm, with respect to its report on such audited financial statements as provided in this Amendment No. 1 and (ii) the certifications of the Company’s chief executive officer and chief financial officer as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

Except as otherwise expressly noted herein, this Amendment No. 1 to the Original Filing does not amend any other information set forth in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

1

Part IV

Item 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(2) Financial Statement Schedules

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for 1515 Broadway Realty Corp.
Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for 1515 Broadway Realty Corp.	F-1
Consolidated Balance Sheet as of December 31, 2010	F-2
Consolidated Statements of Income for the years ended December 31, 2010 and 2009	F-3
Consolidated Statements of Changes in Equity for the years ended December 31, 2010 and 2009	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-5
Notes to the Consolidated Financial Statements	F-6

The consolidated financial statements of 1515 Broadway Realty Corp. are being provided to comply with applicable rules and Regulations of the SEC.

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1.

INDEX TO EXHIBITS

23.1	Consent of Ernst & Young LLP, filed herewith.
31.1	Certification by the Chief Executive Officer of SL Green Realty Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of SL Green Realty Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer of SL Green Realty Corp. pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer of SL Green Realty Corp. pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

2

Report of Independent Registered Public Accounting Firm

The Stockholders

1515 Broadway Realty Corp.

We have audited the accompanying consolidated balance sheet of 1515 Broadway Realty Corp. (the “Company”) as of December 31, 2010, and the related consolidated statements of income, equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

New York, New York	/s/ Ernst & Young LLP
February 2, 2011

1515 Broadway Realty Corp.

Consolidated Balance Sheet

(Dollars in thousands, except share and per share amounts)

December 31,
2010
Assets
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

1515 Broadway Realty Corp.

Consolidated Statements of Equity

Years Ended December 31, 2010 and 2009

(Dollars in thousands)

	Series A Preferred Stock	Series B Subordinated Preferred Stock	Class A Common Stock	Additional Paid- In-Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2008	$100	$10	—	$171,649	$(217,414)	$(355)	$533	$(45,477)
Comprehensive Income:
Net income	—	—	—	—	33,021	—	—	33,021	$33,021
Unrealized gain on derivative instruments	—	—	—	—	—	294	—	294	294
Redemption of preferred stock	—	(10)	—	—	—	—	—	(10)	—
Preferred dividend	—	—	—	—	(19)	—	—	(19)	—
Capital contribution	—	—	—	83,803	—	—	84	83,887	—
Distributions to common stockholders	—	—	—	—	(7,814)	—	—	(7,814)	—
Balance at December 31, 2009	100	—	—	255,452	(192,226)	(61)	617	63,882	$33,315
Comprehensive Income:
Net income	—	—	—	—	20,216	—	—	20,216	$20,216
Unrealized gain on derivative instruments	—	—	—	—	—	75	—	75	75
Preferred dividend					(19)			(19)
Capital contribution	—	—	—	—	—	—	—	—	—
Distributions to common stockholders	—	—	—	—	(9,500)	—	—	(9,500)
Balance at December 31, 2010	$100	$—	—	$255,452	$(181,529)	$14	$617	$74,654	$20,291

The accompanying notes are an integral part of these financial statements.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in thousands)

1515 Broadway Realty Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009
Operating activities
Net income	$20,216	$33,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,911	17,149
Deferred rent receivable, net	(1,951)	(14,856)
Provision for doubtful accounts	964	1,487
Changes in operating assets and liabilities:
Restricted cash-operations	(1,002)	7,299
Tenant receivables	(209)	59
Deferred leasing costs	(4,853)	(2,011)
Other assets	6,156	(6,285)
Deferred revenue	(423)	(551)
Accounts payable and accrued expenses	(10,308)	84
Net cash provided by operating activities	25,501	35,396
Investing activities
Additions to building and improvements	(13,364)	(26,036)
Restricted cash-capital improvements	700	14,155
Net cash used in investing activities	(12,664)	(11,881)
Financing activities
Repayment of mortgage note payable	(12,103)	(625,000)
Proceeds from mortgage note payable	—	475,000
Capital contribution	—	83,887
Repayment of loans receivable-stockholders	—	80,000
Deferred financing costs	(161)	(12,252)
Distributions paid	(9,519)	(7,833)
Redemption of preferred stock	—	(10)
Net cash used in financing activities	(21,783)	(6,208)
Net (decrease) increase in cash and cash equivalents	(8,946)	17,307
Cash and cash equivalents at beginning of year	25,156	7,849
Cash and cash equivalents at end of year	16,210	25,156
Supplemental cash flow disclosures
Interest paid	$19,065	$9,109
Supplemental disclosure of noncash transactions
Additions to building and improvements accrued	$692	$4,808
Deferred leasing costs accrued	$590	$5,762

The accompanying notes are an integral part of these financial statements.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in thousands)

1. Organization

1515 Broadway Realty Corp. (the “Company”) is a Maryland corporation that qualifies as a real estate investment trust (“REIT”) for Federal income tax purposes. The Company was formed by SL Green Private REIT LLC, a Delaware limited liability company (“SLG 1515”) and the predecessor-in-interest of SITQ BST-REIT, LP, a Delaware limited partnership (“SITQ 1515”). SLG 1515 is owned by SL Green Operating Partnership, L.P., a Delaware limited partnership. SITQ 1515 is an indirect, wholly owned subsidiary of Caisse de dépôt et placement du Québec.

On May 15, 2002, the Company acquired an approximate 99.7% indirect fee ownership estate in the real property and improvements located at 1515 Broadway, New York, New York (the “Property”). The Property was acquired for approximately $483,500. The Company’s sole direct asset is its 99.9% membership interest in 1515 SLG Owner LLC which, through various entities, owns 99.8% of the Property, with the remaining 0.2% owned by the noncontrolling interest of the Company. The Property contains over 1.72 million rentable square feet. The Company currently does not intend to acquire other properties.

As a result of the loan modification more fully described in Note 5, pre-determined performance thresholds were exceeded in November 2005, thereby increasing SLG 1515’s economic interest in the Property to approximately 68.5%.

2. Basis of Presentation and Significant Accounting Policies

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”). This guidance establishes the FASB Accounting Standards Codification (the “Codification”), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”), under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP; however, it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending September 15, 2009. The Company has implemented the Codification in these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned or controlled by the Company. This includes 1515 Broadway Finance LLC (“1515 Finance”). All the activity related to 1515 Finance is allocated exclusively to SLG 1515. All significant intercompany balances and transactions have been eliminated in consolidation.

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

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in thousands)

On a periodic basis, management assesses whether there are any indicators that the value of the real estate property may be impaired. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management of the Company does not believe that the value of the property was impaired at December 31, 2010 and 2009.

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

Income Taxes

The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code (the “Code”). As a REIT, the Company generally is not subject to Federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments in excess of insured amounts and accounts receivable. The Company places its cash investments with high-quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Although these security deposits and letters of credit are insufficient to meet the terminal value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. One tenant, whose lease ends between 2015 and 2020, represents approximately 72.7% of the Company’s leased square footage and 75.2% of its annualized rent.

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

Accounting Standards Updates

In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions the Company makes after its adoption of this standard. The adoption of this standard on January 1, 2009 did not have a material impact on the Company’s historical consolidated financial statements.

In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued accounting standards update which provides additional implementation guidance on the accounting for uncertainty in income taxes and eliminates certain disclosure requirements for nonpublic entities. Under the amended disclosure requirements, nonpublic entities are not required to disclose a tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period nor the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. This guidance will become effective for entities that have not already adopted the standard for annual financial statements beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The fair value of the Company’s mortgage note payable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The estimated aggregate fair value of the Company’s mortgage note payable was approximately $489,200 at December 31, 2010.

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

The Company has entered into two Asset Management Agreements (collectively, the “Asset Management Agreements”) with an affiliate of SITQ 1515, SITQ Inc. (“SITQ Asset Manager”) and with an affiliate of SLG 1515, SL Green Management LLC (“SLG Asset Manager”).

Pursuant to the Asset Management Agreements, the SITQ Asset Manager and SLG Asset Manager are obligated to advise the Company on various strategic aspects with respect to the Property. As compensation for these arrangements, the SITQ Asset Manager will be paid $100 per annum. There are business relationships with related parties, which involved repairs, maintenance and security expenses in the ordinary course of business. The Company’s transactions with the related parties amounted to $2,215 and $1,967 for the years ended December 31, 2010 and 2009, respectively and are a component of operating expense on accompanying consolidated statements of income.

Amounts due to related parties were $596 and $5,984 at December 31, 2010 and 2009 respectively.

On May 12, 2010, a majority owned subsidiary of SL Green Operating Partnership LP, which through various entities holds a majority interest in the Company, assumed a license agreement covering the entire rentable portion of the 11th and 12th floors (“Premises”) of the Property. As such the affiliate agreed to pay the company fixed annual rent and additional rent with regard to the aforementioned Premises. For the year ended December 31, 2010, the Company recognized $1,893 of rental income from the affiliate.

9. Financial Instruments: Derivatives and Hedging

The Company entered into an interest rate hedge on November 9, 2005 to ensure that borrowing costs did not become prohibitive, should LIBOR have increased before the debt matured in 2010. LIBOR was the floating rate index on the Company’s $625,000 mortgage note. Should the LIBOR index have increased above 5% for the mortgage loan, a financial institution would have paid the venture the interest cost above 5%. By hedging this risk, the Company’s interest cost on $625,000 became fixed when LIBOR was 5% or more. This interest rate cap was terminated on December 22, 2009 in connection with the refinancing.

In accordance with the new mortgage agreement, the Company has also entered into an interest rate hedge to ensure that borrowing costs do not become prohibitive, should LIBOR increase before the debt matures in 2014. LIBOR is the floating rate index on the Company’s $475,000 mortgage note. Should the LIBOR index increase above 6% for the mortgage loan, a financial institution will pay the venture the interest cost above 6%. By hedging this risk, the Company’s interest cost on $475,000 becomes fixed when

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in thousands)

LIBOR is 6% or more. The hedging instrument, called an “interest rate cap”, was an asset with a fair value of $2 as of December 31, 2010. The $75 change in value of this hedging instrument was recorded in accumulated other comprehensive income (loss).

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

SL GREEN REALTY CORP.

Dated: March 16, 2012	By:	/s/ James Mead
James Mead
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

*	Chairman of the Board of Directors	March 16, 2012
Stephen L. Green

*	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2012
Marc Holliday

/s/ James Mead	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2012
James Mead

*	Director	March 16, 2012
John H. Alschuler, Jr.

*	Director	March 16, 2012
Edwin Thomas Burton, III

*	Director	March 16, 2012
John S. Levy

*	Director	March 16, 2012
Craig Hatkoff

*By:	/s/ James Mead
James Mead
Attorney-in-Fact