Form 10-K
period 2012-12-31
SL GREEN REALTY CORP
filed 2013-02-27
CIK 1040971

Use these links to rapidly review the document
SL GREEN REALTY CORP. FORM 10-K TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

(212) 594-2700
(Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory liquidation preference	New York Stock Exchange
6.500% Series I Cumulative Redeemable Preferred Stock, $0.01 par value, $25.00 mandatory Liquidation preference	New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          As of January 31, 2013, there were 91,270,393 shares of the Registrant's common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant (84,260,300 shares) at June 30, 2012 was $6.8 billion. The aggregate market value was calculated by using the closing price of the common stock as of that date on the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's Proxy Statement for its 2013 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

 SL GREEN REALTY CORP.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. We were formed in June 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity. S.L. Green Properties, Inc., which was founded in 1980 by Stephen L. Green, our Chairman, had been engaged in the business of owning, managing, leasing, acquiring and repositioning office properties in Manhattan, a borough of New York City. Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of SL Green Operating Partnership, L.P., our operating partnership.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.8%
	Unconsolidated properties	9	5,934,434	95.0%
Suburban	Consolidated properties	25	3,863,000	79.9%
	Unconsolidated properties	5	1,539,700	84.7%

		66	29,685,079	91.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2012, our Manhattan office properties were comprised of 21 fee owned properties, including ownership in commercial condominium units, and six leasehold owned properties. As of December 31, 2012, our Suburban office properties were comprised of 24 fee owned properties and one leasehold property. As of December 31, 2012, we also held fee owned interests in nine unconsolidated Manhattan office properties and five unconsolidated Suburban office properties. We refer to our consolidated and unconsolidated Manhattan and Suburban office properties collectively as our Portfolio.

        As of December 31, 2012, we also owned investments in 15 stand-alone retail properties encompassing approximately 473,764 square feet, 16 development properties encompassing approximately 2,617,491 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet), two land interests and 31 west coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable square feet. As of December 31, 2012, we also held debt and preferred equity investments with a book value of $1.4 billion.

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2012, our corporate staff consisted of approximately 273 persons, including 170 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. We maintain a website at www.slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Corporate Structure

        In connection with our initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by SL Green Management Corp, as the "Service Corporation." We are organized so as to qualify and have elected to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

        Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of, and as of December 31, 2012, we are the owner of approximately 97.06% of the economic interests in, the Operating Partnership. All of the management and leasing operations with respect to our wholly-owned properties are conducted through SL Green Management LLC, or Management LLC. Our Operating Partnership owns a 100% interest in Management LLC.

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

Business and Growth Strategies

        SL Green Realty Corp., New York City's largest commercial landlord, is the only fully integrated REIT that is focused primarily on acquiring, managing and maximizing the value of Manhattan commercial properties.

        Our primary business objective is to maximize the total return to stockholders, through growth in funds from operations and through asset value appreciation. Our core business is the ownership of high quality office buildings that are strategically located in close proximity to midtown Manhattan's primary commuter stations. The commercial real estate expertise resulting from owning, operating, investing and lending in Manhattan for over 32 years has also enabled us to invest in a collection of premier retail properties, selected multifamily residential assets, and high quality debt and preferred equity investments. We also own high quality office properties in the surrounding markets of Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey.

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

Leasing and Property Management

        We seek to capitalize on our management's extensive knowledge of the Manhattan and suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing 32.8 million square feet of office and retail space, predominantly in Manhattan; (ii) careful management to ensure adequate average lease term and manageable lease rollovers; (iii) utilization of an extensive network of third-party brokers; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at attractive rental rates.

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

        In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 26 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close transactions quickly despite complicated ownership structures.

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

Debt and Preferred Equity Investments

        We invest in well-collateralized debt and preferred equity investments that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size generally not to exceed 10% of our total enterprise value, include the following:

  •
  Our typical investments generally provide high current returns and, in certain cases, the potential for future capital gains.

  •
  In certain cases, these investments may also serve as a potential source of real estate acquisitions for us. This is particularly true when a property's current ownership seeks an efficient off-market transaction, because ownership knows that we have already gained knowledge of the asset through the existing investment, and that we can close quickly if we believe such acquisition would be beneficial.

  •
  These investments are concentrated in Manhattan, which helps us gain market insight and awareness of upcoming and active investment opportunities and support for key relationships that may provide access to future investment opportunities.

Property Dispositions

        We continually evaluate our properties to identify those most suitable to meet our long-term earnings and cash flow growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are evaluated for sale, or in certain cases, joint venture to release equity created through management's value enhancement programs or to take advantage of opportune market valuations.

        Capital generated from these dispositions is efficiently re-deployed into property acquisitions and investments in debt and preferred equity investments that we expect will provide enhanced future capital gains and earnings growth opportunities.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and liquidity and the design and condition of our properties. Although currently no other publicly traded REIT has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. In addition, we face competition from other real estate companies including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes than we are willing to pursue.

Manhattan Office Market Overview

        Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.

        According to Cushman and Wakefield Research Services, Manhattan has a total inventory of 392.0 million square feet, including 241.5 million square feet in midtown. Based on current construction activity, we estimate that midtown Manhattan will have approximately 1.8 million square feet of new construction becoming available in the next two years, 23.5% of which is pre-leased. This will add approximately 0.5% to Manhattan's total inventory.

General Terms of Leases in the midtown Manhattan Markets

        Leases entered into for space in the midtown Manhattan markets typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in the midtown Manhattan markets is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby tenants can terminate their lease obligations upon payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).

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

        Tenants typically receive a free rent period following commencement of the lease term, which in some cases may coincide with the tenant's construction period.

        The landlord most often supplies electricity either on a sub-metered basis at the landlord's cost plus a fixed percentage or a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours and base building cleaning) typically are provided at no additional cost, but are included in the building's operating expenses, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

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

Occupancy

        The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2012, 2011 and 2010:

	Percent Occupied as of December 31,
Property	2012	2011	2010
Manhattan Properties	94.1%	92.5%	92.9%
Suburban Properties	81.3%	86.2%	87.3%
Same-Store Properties(1)	90.3%	89.6%	N/A
Unconsolidated Joint Venture Properties	92.9%	94.0%	95.2%
Portfolio	91.7%	91.5%	91.6%

(1)
Same-Store Properties for 2012 represents 46 of our 52 consolidated properties owned by us at January 1, 2011 and still owned by us at December 31, 2012 in the same manner.

Rent Growth

        We estimated that rents in place at December 31, 2012 for all leases expiring in future periods in our Manhattan and Suburban consolidated properties were approximately 13.7% and 1.5%, respectively, below management's estimates of current market asking rents. Taking rents are typically lower than asking rents and may vary from property to property. We estimated that rents in place at December 31, 2012 for all leases expiring in future periods in our Manhattan and Suburban properties owned through unconsolidated joint ventures were approximately 10.8% below and 5.0% above, respectively, management's estimates of current market asking rents. At December 31, 2011, the estimated rents in place were approximately 10.9% and 3.0% for the consolidated properties and 8.8% and 9.9% for the unconsolidated joint venture properties below management's estimates of the then current market asking rents. As of December 31, 2012, approximately 37.5% and 56.4% of all leases in-place in our Manhattan and Suburban consolidated properties, respectively, were scheduled to expire during the next five years. As of December 31, 2012, approximately 19.6% and 69.6% of all leases in-place in our Manhattan and Suburban properties owned through unconsolidated joint ventures, respectively, were also scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe that rents, which in the current portfolio are below market, provide a potential for long-term internal growth.

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

        At December 31, 2012, our real estate portfolio was primarily located in one geographical market, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2012, one tenant in our portfolio contributed approximately 6.9% of our Portfolio annualized cash rent. No other tenant contributed more than 6.4% of our Portfolio annualized cash rent. Portfolio annualized cash rent includes our consolidated annualized cash rent and our share of joint venture annualized cash rent. No property contributed in excess of 8.7% of our consolidated total revenue for 2012. In addition, two debt and preferred equity investments each accounted for more than 10.0% of the revenue earned on debt and preferred equity investments in 2012. Our industry segments are discussed in Note 19, "Segment Reporting," in the accompanying consolidated financial statements.

Employees

        At December 31, 2012, we employed approximately 1,092 employees, over 171 of who were managers and professionals, approximately 817 of whom were hourly-paid employees involved in building operations and approximately 104 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

        During 2012, we acquired 12 properties for aggregate gross purchase prices of $641.3 million encompassing 1.1 million square feet. In addition, we invested in five properties through joint ventures for aggregate gross purchase prices of $626.7 million and encompassing 0.6 million square feet. We also acquired an ownership interest in a portfolio of 31 west coast office properties encompassing 4.5 million square feet.

Dispositions

        During 2012, we sold our fee interest at 292 Madison Avenue for $85.0 million and recognized a gain of $6.6 million on the sale. In addition, we also sold our 49.5% partnership interest in 521 Fifth Avenue at an implied gross valuation of $315.0 million and recognized a gain of approximately $19.4 million on the sale. We also sold interests in four joint ventures for an aggregate sales price of $1.2 billion, which encompassed 1.6 million square feet and recognized gains aggregating $17.7 million on such sales.

Debt and Preferred Equity Investments

        During 2012, we originated or acquired approximately $672.9 million in debt and preferred equity investments (net of new discounts), inclusive of accretion of previous discounts and pay-in-kind interest. We recorded approximately $298.7 million in sales, repayments, participations and foreclosures. We also recorded $3.0 million in loan loss reserves in 2012.

Offering/Financings

        In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized our previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, which matures in March 2017 with two six-month extension options, and a $400.0 million term loan facility, which matures in March 2018. The revolving credit facility and term loan facility currently bear interest at 145 basis points and 165 basis points over LIBOR, respectively, based on the unsecured bond rating of ROP.

        In 2012, we sold 2.6 million shares of common stock through our "at-the-market" equity offering program raising net proceeds of $201.3 million, which were used to repay certain of our existing indebtedness, to make investments in additional properties and debt and preferred equity investments and for general corporate purposes.

        In November 2012, we issued $200.0 million principal amount of 4.50% senior unsecured notes, due in 2022 at par. The net proceeds from the offering (approximately $198.2 million) were used to repay certain of our existing indebtedness, to make investments in additional properties and debt and preferred equity investments and for general corporate purposes.

        During 2012, we issued 6.50% Series I Cumulative Redeemable Preferred Stock generating net proceeds to the Company of $222.2 million, redeemed the entire $100.0 million, 7.875% Series D Cumulative Redeemable Preferred Stock and redeemed $100.0 million of the 7.625% Series C Cumulative Redeemable Preferred Stock.

        In December 2012, we repurchased $42.4 million aggregate principal amounts of senior unsecured notes, consisting of $22.7 million of ROP's 5.875% Notes due 2014 and $19.7 million of ROP's 6.0% Notes due 2016, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

        During 2012, we also closed on six mortgages and other loans payable, which are collateralized by our real estate, debt and preferred equity investments, totaling approximately $1.3 billion. Our joint ventures closed on eight mortgages and other loans totaling approximately $1.8 billion.

ITEM 1A.    RISK FACTORS

Declines in the demand for office space in New York City, and in particular midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, Northern New Jersey and Long Island, resulting from future weakness in the economic condition of such markets could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends to stockholders.

        Most of our commercial office properties, based on square footage, are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Future weakness and uncertainty in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and to pay dividends to stockholders. Similarly, future weakness and uncertainty in our suburban markets could adversely affect our cash flow and ability to service current debt and to pay dividends to stockholders.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, taking into account among other things, the cost of tenant improvements and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2012, approximately 8.3 million and 2.0 million square feet, representing approximately 40.2% and 46.2% of the rentable square feet, were scheduled to expire by December 31, 2017 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2012, these leases had annualized escalated rent totaling approximately $422.8 million and $90.6 million, respectively. We also have leases with termination options beyond 2017. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and pay dividends to stockholders could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas and 1080 Amsterdam Avenue, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut, are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2012, including our unilateral extension rights on each of the properties, is approximately 72 years. Pursuant to the leasehold arrangement, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized cash rents of these properties at December 31, 2012 totaled approximately $257.4 million, or 22%, of our share of total Portfolio annualized cash rent.

Our results of operations rely on major tenants and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2012 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.1% of our share of Portfolio annualized cash rent, with three tenants, Citigroup, Inc., Viacom International Inc. and Credit Suisse Securities (USA) LLC accounting for approximately 6.4%, 6.9% and 6.0% of our share of Portfolio annualized cash rent, respectively. In addition, the financial services sector, which has been volatile in recent years, accounted for approximately 36% of our Portfolio annualized cash rent as of December 31, 2012. This sector continues to experience turmoil. If current conditions in the industries in which our tenants are concentrated deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to pay dividends to stockholders.

        Our business may be affected by volatility in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole, such as those experienced as a result of the economic downturn that began in the second half of 2007, which lead to a nationwide decline in demand for office and retail space due to bankruptcies, downsizing, layoffs and cost cutting. Future periods of economic weakness could result in reduced access to credit and/or wider credit spreads. Economic uncertainty, including concern about the stability of the markets generally, may lead many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, which could adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York, Northern New Jersey and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions deteriorate, then our results of operations, financial condition and ability to service current debt and to pay dividends to our stockholders may be adversely affected. Specifically, our business may be affected by the following conditions:

  •
  significant job losses in the financial and professional services industries which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

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

We rely on six large properties for a significant portion of our revenue.

        Six of our properties, 420 Lexington Avenue, 485 Lexington Avenue, One Madison Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 37.1% of our Portfolio annualized cash rent, which includes our share of joint venture annualized rent as of December 31, 2012. Our revenue and cash available for distribution to our stockholders would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and for distribution to our stockholders would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

        There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York Metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in the New York Metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2012, the first property portfolio maintains a blanket limit of $775.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $750.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Belmont has a terrorism coverage limit of $650.0 million in a layer in excess of $100.0 million. In addition, Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

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

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence and $30.0 million aggregate environmental liability policy covering the entire portfolio.

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

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

        We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, we own interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Hurricane Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

        Cash flow could be insufficient to pay dividends and meet the payments of principal and interest required under our current mortgages and other indebtedness, including our 2012 credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was approximately $6.5 billion as of December 31, 2012, consisting of approximately $470.0 million under our 2012 credit facility, which is inclusive of our $400.0 million term loan, $1.3 billion under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $4.6 billion of non-recourse mortgages and loans payable on 22 of our properties and certain debt and preferred equity investments, and recourse loans on two of our investments. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2012 credit facility, which had $1.1 billion undrawn capacity as of December 31, 2012. Our 2012 credit facility in aggregate matures in March 2018, which includes two six-month extension options on the $1.2 billion revolving credit facility of this 2012 credit facility. As of December 31, 2012, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $5.1 billion, of which our proportionate share was approximately $1.9 billion. As of December 31, 2012, the total principal amount of recourse indebtedness outstanding at the joint venture properties was approximately $218.4 million.

        If we are unable to make payments under our 2012 credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 2% higher than the rate at which each draw was made. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2012 credit facility or our senior unsecured notes would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2013, approximately $116.7 million of corporate indebtedness, $182.3 million of mortgage debt on our consolidated properties and $176.5 million which is our share of mortgage debt on our unconsolidated joint venture properties will mature. At the present time we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and pay dividends to stockholders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially modify existing leases, and to discontinue insurance coverage, among other things. In addition, our 2012 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2012 credit facility and our unsecured notes also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage, encumbered assets-to-assets and unencumbered assets-to-unsecured debt. These restrictions could adversely affect our results of operations, our ability to pay debt obligations and our ability to pay dividends to stockholders.

Rising interest rates could adversely affect our cash flow.

        Advances under our 2012 credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.6 billion at December 31, 2012. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2012 credit facility, which consisted of a $1.2 billion revolving credit facility and $400.0 million term loan and had $1.1 billion available for draw as of December 31, 2012. Borrowings under our revolving credit facility and term loan currently bore interest at the 30-day LIBOR, plus spreads of 145 basis points and 165 basis points, respectively, at December 31, 2012. As of December 31, 2012, borrowings under our 2012 credit facility and junior subordinated deferrable interest debentures totaled $470.0 million and $100.0 million, respectively, and bore interest at 1.93% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions. At December 31, 2012, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $15.4 million and would increase our share of joint venture annual interest costs by approximately $8.5 million. Accordingly, increases in interest rates could adversely affect our ability to continue to pay dividends to stockholders.

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

        Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of December 31, 2012, assuming the conversion of all outstanding units of the operating partnership into shares of our common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $2.1 billion, was approximately 53.1%. Our market capitalization is variable and does not necessarily reflect the fair market value of our assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, our stock price could decrease.

Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned first mortgages, mezzanine loans, junior participations and preferred equity interests in 22 investments with an aggregate net book value of approximately $1.4 billion at December 31, 2012. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We recorded approximately $3.0 million in loan loss reserves and charge offs in 2012 on debt and preferred equity investments being held to maturity and $2.4 million in recoveries of loans previously reserved. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse effect on our financial performance, the market prices of our securities and our ability to pay dividends to stockholders.

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

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2012, our unconsolidated joint ventures owned 56 properties and we had an aggregate cost basis in these joint ventures totaling approximately $1.0 billion. As of December 31, 2012, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled approximately $1.9 billion. As of December 31, 2012, our share of unconsolidated joint venture debt, which is recourse to us, totaled approximately $218.4 million.

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

        Our board of directors is divided into three classes. The terms of the class I, class II and class III directors expire in 2013, 2014 and 2015, respectively. Our staggered board may deter a change in control because of the increased time period necessary for a third party to acquire control of the board.

We have a stock ownership limit.

        To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one family member to another family member. In part to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, our articles of incorporation prohibit ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.

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

Debt may not be assumable.

        We had approximately $6.5 billion in consolidated debt as of December 31, 2012. Certain of this debt in not assumable by a potential purchaser and may be subject to significant prepayment penalties.

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

        Between January 1, 2012 and December 31, 2012, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $68.16 to $85.14 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Additionally, the amount of our leverage may hinder the demand for our common stock, which could have a material adverse effect on the market price of our common stock.

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

        We acquired the properties located at 752 Madison Avenue, 762 Madison Avenue and 400 East 58th Street New York, New York in January 2012 and have agreed not to take certain action before January 2019 that would adversely affect the tax positions of certain of the partners who held interests in these properties prior to the acquisition.

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

        There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green, and his family in our initial public offering. Mr. Green serves as the chairman of our board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to the Operating Partnership in exchange for units of limited partnership interest in the Operating Partnership. He did not recognize any taxable gain as a result of the contribution. The Operating Partnership, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him at our formation exceeded his tax basis. The difference between fair market value and tax basis at the time of contribution represents a built-in gain which totaled $5.1 million at December 31, 2012. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to us. As a result, Mr. Green has a conflict of interest if the sale of a property, he contributed, is in our best interest but not his.

        There is a potential conflict of interest relating to the refinancing of indebtedness specifically allocated to Mr. Green. Mr. Green would recognize gain if he were to receive a distribution of cash from the Operating Partnership in an amount that exceeds his tax basis in his partnership units. His tax basis includes his share of debt, including mortgage indebtedness, owed by the Operating Partnership. If the Operating Partnership were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which Mr. Green, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. Our company and our tenants accounted for approximately 28.7% of Alliance's 2012 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

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

        We believe we have operated in a manner to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect our qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the REIT tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.

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

        Recent Internal Revenue Service revenue procedures allowed us to satisfy the REIT income distribution requirements with respect to our 2008 through 2011 taxable years by distributing up to 90% of any of our dividend distributions for any such year in shares of our common stock in lieu of paying the dividend entirely in cash, so long as we followed a process allowing our stockholders to elect cash or stock subject to a cap that we would impose on the maximum amount of cash that would be paid. We did not utilize this procedure for 2008, 2009, 2010 or 2011 and the Internal Revenue Service has not renewed the procedure for later years. However, we obtained a favorable ruling from the IRS pursuant to which we may pay distributions partly in cash and partly in shares of our common stock with respect to 2012 and 2013, so long as we follow procedures set forth in the ruling. We paid all our 2012 dividends entirely in the form of cash. However, we may pay a portion of 2013 dividends on our common stock with shares of our common stock. If we pay such a dividend, taxable U.S. stockholders would be required to pay tax on the entire amount of the dividend, including the portion paid with shares of common stock, in which case such stockholders might have to pay the tax using cash from other sources. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividend, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders sell shares of our common stock in order to pay taxes owed on dividends, such sales could put downward pressure on the market price of our common stock. Our board of directors will continue to evaluate our dividend policy on a quarterly basis as it monitors the capital markets and the impact of the economy on our operations. The decision to authorize and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, debt maturities, the availability of capital, applicable REIT and legal restrictions and general overall economic conditions and other factors.

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

        We are dependent on the efforts of Marc Holliday, our chief executive officer, and Andrew Mathias, our president. These officers have employment agreements which expire in January 2014 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2012, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

Our Portfolio

General

        As of December 31, 2012, we owned or held interests in 27 consolidated and nine unconsolidated commercial office properties encompassing approximately 18.3 million rentable square feet and approximately 5.9 million rentable square feet, respectively, for a total of 24.2 million square feet located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2012, our portfolio also included ownership interests in 25 consolidated and five unconsolidated commercial office properties located in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey encompassing approximately 3.9 million rentable square feet and approximately 1.5 million rentable square feet, respectively. We refer to these properties as our Suburban assets.

        As of December 31, 2012, we also owned investments in 15 stand-alone retail properties encompassing approximately 473,764 square feet, 16 development properties encompassing approximately 2,617,491 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet), two land interests and 31 west coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable square feet. As of December 31, 2012, we also held debt and preferred equity investments with a book value of $1.4 billion.

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2012:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store"
100 Church Street	1959/2010	Downtown	1,047,500	4	81.8	32,332,824	3	15	38.23	34.45
120 West 45th Street	1998	Midtown	440,000	1	79.5	20,570,712	2	22	58.78	59.03
125 Park Avenue	1923/2006	Grand Central	604,245	2	73.1	27,111,432	2	18	61.77	58.77
220 East 42nd Street	1929	Grand Central	1,135,000	4	94.9	47,830,560	4	31	43.70	36.87
317 Madison Avenue	1920/2004	Grand Central	450,000	2	81.3	20,475,852	2	72	50.77	41.94
333 West 34th Street	1954/2000	Penn Station	345,400	1	100.0	14,551,572	1	3	43.07	35.77
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central North	1,188,000	4	92.5	65,446,140	6	226	49.83	38.44
461 Fifth Avenue(5)(6)	1988	Midtown	200,000	1	99.4	15,953,568	1	14	77.86	65.46
485 Lexington Avenue	1956/2006	Grand Central North	921,000	3	100.0	53,699,208	5	24	58.13	44.18
555 West 57th Street(6)	1971	Midtown West	941,000	3	99.2	33,682,356	3	11	33.97	31.47
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	85.2	13,487,388	1	9	101.57	90.93
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	2	94.5	47,929,236	4	23	88.34	70.60
673 First Avenue(5)(6)	1928/1990	Grand Central South	422,000	1	100.0	20,578,332	2	8	45.93	38.84
711 Third Avenue(5)(6)(7)	1955	Grand Central North	524,000	2	86.3	25,843,632	2	16	52.65	46.21
750 Third Avenue	1958/2006	Grand Central North	780,000	3	97.5	41,119,548	4	31	52.98	46.84
810 Seventh Avenue	1970	Times Square	692,000	2	87.6	37,771,128	3	39	59.63	51.30
919 Third Avenue	1970	Grand Central North	1,454,000	5	96.9	86,011,788	4	13	61.01	46.35
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	4	97.6	76,003,644	7	19	72.33	64.00
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	97.0	36,075,624	3	38	63.64	53.25
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	98.7	67,030,020	6	2	57.26	56.94
331 Madison Avenue	1923	Grand Central	114,900	0	84.2	4,238,796	0	16	44.00	43.44

Subtotal / Weighted Average			14,782,945	50	93.0	787,743,360	65	650

"Non Same Store"
51 East 42nd Street	1913	Grand Central	142,000	0	85.9	6,660,564	1	88	54.60	54.85
110 East 42nd Street	1921	Grand Central	205,000	1	81.6	8,102,136	1	20	48.34	40.88
180 Maiden Lane	1984	Financial East	1,090,000	4	97.7	52,681,692	2	5	50.19	46.35
304 Park Avenue South	1930	Midtown South	215,000	1	95.8	10,433,676	1	17	53.80	53.44
641 Sixth Avenue	1902	Midtown South	163,000	1	92.1	7,878,132	1	8	52.48	49.66
1515 Broadway	1972	Times Square	1,750,000	6	100.0	109,293,600	10	13	63.54	55.21

Subtotal / Weighted Average			3,565,000	12	97.0	195,049,800	15	151

Total / Weighted Average Manhattan Consolidated Properties(8)			18,347,945	62	93.8	982,793,160	79	801

UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—50%	1950/1980	Grand Central South	834,000	3	94.5	51,892,020	2	36	61.41	52.60
388 & 390 Greenwich Street—50.6%(12)	1986/1990	Downtown	2,635,000	9	100.0	107,986,128	5	1	40.99	40.98
600 Lexington Avenue—55%	1983/2009	Eastside	303,515	1	73.7	15,980,040	1	26	74.28	51.90
800 Third Avenue—42.95%	1972/2006	Grand Central North	526,000	2	87.1	26,362,608	1	35	54.64	47.26
1745 Broadway—32.3%	2003	Midtown	674,000	2	100.0	35,307,396	1	1	54.77	54.72

Subtotal / Weighted Average			4,972,515	17	96.1	237,528,192	10	99

"Non Same Store"
10 East 53rd Street—55%	1972		354,300	1	90.0	18,725,484	1	17	60.25	60.22
315 West 36th Street—35.5%	1926		147,619	0	99.2	3,763,464	0	6	27.25	27.25
521 Fifth Avenue—50.5%	1929/2000	Grand Central	460,000	2	85.2	22,424,688	1	41	54.80	54.96

Subtotal / Weighted Average			961,919	3	89.1	44,913,636	2	64

Total / Weighted Average Unconsolidated Properties(9)			5,934,434	20	95.0	282,441,828	12	163

Manhattan Grand Total / Weighted Average			24,282,379	82	94.1	1,265,234,988		964

Manhattan Grand Total—SLG share of Annualized Rent						1,049,312,825	91

Manhattan Same Store Occupancy %—Combined			19,755,460	81	93.8

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store" Westchester, NY
1100 King Street	1983-1986	Rye Brook, Westchester	540,000	2	65.9	10,433,580	1	23	28.86	24.20
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	72.5	3,671,304	0	8	28.93	22.12
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	86.0	2,577,300	0	11	22.88	17.54
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	70.7	4,065,456	0	10	23.00	18.74
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	87.5	5,218,368	0	7	24.81	22.21
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	76.9	3,982,824	1	6	24.62	21.75
140 Grand Street	1991	White Plains, Westchester	130,100	0	95.3	4,112,952	0	12	36.74	23.29
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	94.3	13,288,356	1	16	36.72	29.73

Westchester, NY Subtotal/Weighted Average			2,135,100	8	79.2	47,350,140	5	93

"Same Store" Connecticut
Landmark Square	1973-1984	Stamford, Connecticut	826,000	3	83.8	19,364,928	2	106	32.68	26.80
680 Washington Boulevard	1989	Stamford, Connecticut	133,000	0	74.6	4,083,912	0	7	41.67	35.86
750 Washington Boulevard	1989	Stamford, Connecticut	192,000	1	93.6	7,332,120	0	9	41.61	32.94
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1	86.0	5,680,620	0	21	35.60	29.76
300 Main Street	2002	Stamford, Connecticut	130,000	0	86.4	1,503,192	0	20	14.09	12.42
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	0	60.9	2,801,568	0	17	34.34	25.34
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	0	55.1	2,920,224	0	10	43.49	38.17

Connecticut Subtotal/Weighted Average			1,727,900	5	80.7	43,686,564	3	190

Total / Weighted Average Consolidated Properties(10)			3,863,000	13	79.9	91,036,704	8	283

UNCONSOLIDATED PROPERTIES
"Same Store"
The Meadows—50%	1981	Rutherford, New Jersey	582,100	2	79.7	12,653,352	1	51	28.51	25.19
16 Court Street—35%	1928	Brooklyn, NY	317,600	1	84.0	9,626,952	0	66	39.07	34.86
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	89.6	20,197,140	0	35	36.18	31.88

Total / Weighted Average Unconsolidated Properties(11)			1,539,700	5	84.7	42,477,444	1	152

Suburban Grand Total / Weighted Average			5,402,700	18	81.3	133,514,148		435

Suburban Grand Total—SLG share of Annualized Rent						99,230,898	9

Suburban Same Store Occupancy %—Combined			5,402,700	100	81.3

Portfolio Grand Total			29,685,079	100		1,398,749,136

Portfolio Grand Total—SLG Share of Annualized Rent						1,148,543,723	100

	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Percentage of Portfolio Annualized Cash Rent (%)(2)	Number of Tenants	Annualized Cash Rent per Leased Square Foot ($)(3)	Annualized Net Effective Cash Rent per Leased Square Foot ($)(4)
RETAIL
"Same Store" Retail
1604 Broadway—63%	1912/2001	Times Square	29,876	6	23.7	2,001,902	4	2	212.55	190.55
11 West 34th Street—30%	1920/2010	Herald Square/Penn Station	17,150	4	100.0	2,231,736	2	1	200.16	191.90
21-25 West 34th Street—50%	2009	Herald Square/Penn Station	30,100	6	100.0	7,866,780	13	1	391.36	342.19
27-29 West 34th Street—50%	2009	Herald Square/Penn Station	15,600	3	100.0	4,636,224	8	2	296.95	289.54
717 Fifth Avenue—10.92%	1958/2000	Midtown/Plaza District	119,550	25	89.4	34,271,976	12	7	309.02	279.77
Williamsburg Terrace	2010	Brooklyn, NY	52,000	11	100.0	1,552,560	5	3	29.84	32.21

Subtotal/Weighted Average			264,276	56	86.6	52,561,178	44	16

"Non Same Store" Retail
19-21 East 65th Street—80%	1928-1940	Plaza District	23,610	5	100.0	1,460,108	4	7	109.34	109.34
21 East 66th Street—32.28%	1921	Plaza District	16,736	4	100.0	3,282,000	3	1	251.13	251.13
44 West 55th Street—80%	1920	Plaza District	8,557	2	18.8	160,680	0	1	99.93	99.93
131-137 Spring Street	1891	Soho	68,342	14	100.0	5,002,596	16	12	73.20	73.20
724 Fifth Avenue—50%	1921	Plaza District	65,010	14	84.7	12,279,960	20	8	220.23	220.23
752 Madison Avenue—80%	1996/2012	Plaza District	21,124	4	100.0	3,189,324	8	1	150.98	150.98
762 Madison Avenue—80%	1910	Plaza District	6,109	1	100.0	1,296,192	3	5	212.18	212.18

Subtotal/Weighted Average			209,488	44	91.9	26,670,860	56	35

Total / Weighted Average Retail Properties			473,764	100	89.0	79,232,038	100	51

DEVELOPMENT
125 Chubb Way	2008	Lyndhurst, NJ	278,000	11	57.1	3,562,656	8	4	22.50	17.89
150 Grand Street	1962/2001	White Plains, NY	85,000	3	33.0	674,868	1	16	21.87	16.39
7 Renaissance Square—50%	2008	White Plains, NY	65,641	3	29.2	617,004	1	2	31.64	30.13
180-182 Broadway—25.5%	1902/2011	Cast Iron / Soho	156,086	6	—	—	—	—	—	—
33 Beekman Street—45.9%	2008	Downtown	—	—	—	—	—	—	—	—
7 Landmark Square	2000	Stamford, Connecticut	36,800	1	10.8	313,536	1	1	78.78	77.42
3 Columbus Circle—48.9%	1927/2010	Columbus Circle	530,981	20	51.6	23,437,454	25	18	85.37	72.00
280 Park Avenue—49.5%	1961	Park Avenue	1,219,158	47	55.0	59,163,552	64	30	85.10	83.89
635 Sixth Avenue	1902	Midtown South	104,000	4	—	—	—	—	—	—
747 Madison Avenue—33.33%	1962	Plaza District	10,000	0	—	—	—	—	—	—
985-987 Third Avenue	1900/1972	Upper East Side	13,678	1	—	—	—	—	—	—
1080 Amsterdam—87.5%	1932	Upper West Side	82,250	3	2.2	146,475	0	1	81.38	81.38
1552-1560 Broadway—50%	1926	Times Square	35,897	1	23.3	—	—	1	—	—

Total / Weighted Average Development Properties			2,617,491	100	44.5	87,915,545	100	73

LAND
2 Herald Square		Herald Square/Penn Station	354,400	37	100.0	11,250,000	42		25.40	25.40
885 Third Avenue		Midtown/Plaza District	607,000	63	100.0	15,850,000	58		18.28	18.28

Total / Weighted Average Land			961,400	100	100.0	27,100,000	100

West Coast
West Coast Office Portfolio—27.63%	various		4,473,603	100	76.9	94,707,029	100

Total / Weighted Average California Properties			4,473,603	100	76.9	94,707,029	100

			Useable Sq. Feet	Total Units	Percent Leased (%)	Annualized Cash Rent ($'s)(1)	Average Monthly Rent Per Unit ($'s)
RESIDENTIAL
400 East 57th Street—80%	1931	Upper East Side	290,482	260	91.9	9,411,103	2,715
400 East 58th Street—80%	1929	Upper East Side	140,000	125	97.6	4,623,280	2,883

Total / Weighted Average Residential Properties			430,482	385	93.8	14,034,383	2,770

(1)
Annualized Cash Rent represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013 are reductions of approximately $8.7 million for our consolidated properties and approximately $13.4 million for our unconsolidated properties.

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

(8)
Includes approximately 16.8 million square feet of rentable office space, 1.2 million square feet of rentable retail space and 0.4 million square feet of garage space.

(9)
Includes approximately 5.8 million square feet of rentable office space, 0.2 million square feet of rentable retail space and no garage space.

(10)
Includes approximately 3.6 million square feet of rentable office space and 0.2 million square feet of rentable retail space.

(11)
Includes approximately 1.5 million square feet of rentable office space and 0.1 million square feet of rentable retail space.

(12)
The rent per square foot is presented on a triple-net basis.

Historical Occupancy

        We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties in the midtown Markets(2)(3)
December 31, 2012	94.1%	89.1%	90.0%
December 31, 2011	92.5%	89.7%	91.3%
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%

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

        We have historically achieved consistently higher occupancy rates in our Westchester County and Connecticut portfolios in comparison to the overall Westchester County and Stamford, Connecticut, CBD markets, as shown over the last five years in the following table:

	Percent of Westchester Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Westchester Market(2)	Percent of Connecticut Portfolio Leased(1)	Occupancy Rate of Class A Office Properties in the Stamford CBD Market(2)
December 31, 2012	79.2%	78.5%	80.7%	73.7%
December 31, 2011	80.6%	80.1%	80.3%	73.8%
December 31, 2010	80.0%	80.3%	84.3%	77.6%
December 31, 2009	86.5%	80.3%	82.7%	77.5%
December 31, 2008	88.9%	81.7%	84.9%	84.5%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2017, the average annual rollover at our Manhattan consolidated and unconsolidated office properties is expected to be approximately 1.3 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 7.5% and 3.9%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated office properties, respectively, with respect to leases in place as of December 31, 2012 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013(3)	145	1,041,042	5.91%	$64,940,535	$62.38
2014	122	1,725,995	9.79	95,047,120	55.07
2015	133	802,686	4.55	40,648,976	50.64
2016	89	1,198,931	6.80	67,584,297	56.37
2017	110	1,847,086	10.48	101,676,686	55.05
2018	36	651,362	3.70	48,309,139	74.17
2019	25	741,129	4.20	44,891,190	60.57
2020	39	2,235,931	12.69	129,560,220	57.94
2021	42	2,225,315	12.63	116,256,979	52.24
2022 & thereafter	87	5,156,222	29.25	273,878,018	53.12

Total/weighted average	828	17,625,699	100.00%	$982,793,160	$55.76

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013, are reductions of approximately $6.0 million for the properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 73,538 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2012.

Manhattan Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013	12		85,544	1.51%	$4,488,852	$52.47
2014	27		439,838	7.74	22,881,600	52.02
2015	84		225,839	3.98	12,396,288	54.89
2016	21		192,438	3.39	10,683,420	55.52
2017	14		171,220	3.01	10,476,432	61.19
2018	21		473,771	8.34	29,029,765	61.27
2019	5		144,238	2.54	10,100,352	70.03
2020	11		235,433	4.14	11,404,693	48.44
2021	7		127,019	2.24	5,786,256	45.55
2022 & thereafter	26		949,965	16.72	57,208,042	60.22

Sub-Total/weighted average	228		3,045,305	53.61	174,455,700	$57.29

	2	(3)	2,634,670	46.39	107,986,128

Total	230		5,679,975	100.00%	$282,441,828

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013 are reductions of approximately $7.4 million for the joint venture properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The current net rent is $40.99 per square foot with annual CPI escalation.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2017, the average annual rollover at our Suburban consolidated and unconsolidated office properties is expected to be approximately 0.3 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 11.3% and 13.9% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated office properties, respectively, with respect to leases in place as of December 31, 2012 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013(3)	56	299,764	10.32%	$8,646,612	$28.84
2014	36	220,641	7.59	7,740,864	35.08
2015	43	303,013	10.43	10,395,732	34.31
2016	49	686,280	23.62	21,786,774	31.75
2017	27	130,555	4.49	4,290,744	32.87
2018	23	169,792	5.84	6,199,776	36.51
2019	17	498,180	17.15	13,760,748	27.62
2020	13	240,732	8.29	7,439,448	30.90
2021	9	144,861	4.99	3,535,596	24.41
2022 & thereafter	18	211,683	7.28	7,240,410	34.20

Total/weighted average	291	2,905,501	100.00%	$91,036,704	$31.33

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013, are reductions of approximately $2.7 million for the properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 99,188 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2012.

Suburban Unconsolidated Office Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Cash Rent of Expiring Leases(1)	Annualized Cash Rent Per Leased Square Foot of Expiring Leases(2)
2013(3)	31	213,923	17.14%	$6,641,388	$31.05
2014	32	291,251	23.33	10,318,416	35.43
2015	24	159,070	12.74	4,903,008	30.82
2016	13	80,043	6.41	3,129,612	39.10
2017	17	124,946	10.01	4,691,748	37.55
2018	8	89,553	7.17	3,152,124	35.20
2019	6	52,455	4.20	1,733,184	33.04
2020	7	48,459	3.88	1,668,060	34.42
2021	5	82,241	6.59	2,817,000	34.25
2022 & thereafter	8	106,465	8.53	3,422,904	32.15

Total/weighted average	151	1,248,406	100.00%	$42,477,444	$34.03

(1)
Annualized Cash Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2012 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2012 for the 12 months ending December 31, 2013, are reductions of approximately $2.2 million for the joint venture properties.

(2)
Annualized Cash Rent Per Leased Square Foot of Expiring Leases represents Annualized Cash Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 100,528 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2012.

Tenant Diversification

        At December 31, 2012, our portfolio was leased to approximately 1,399 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2012:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Cash Rent (%)
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue & 750 Washington Blvd	96	3,023,423	10.2%	6.4%
Viacom International, Inc.	1515 Broadway	222	1,271,881	4.3	6.9
Credit Suisse Securities (USA), Inc.	1 Madison Avenue & 280 Park Avenue	96	1,238,829	4.2	6.0
AIG Employee Services, Inc.	180 Maiden Lane	16	803,222	2.7	1.8
Random House, Inc.	1745 Broadway	126	644,598	2.2	1.0
Debevoise & Plimpton, LLP	919 Third Avenue	108	619,353	2.1	1.8
Omnicom Group, Inc.	220 East 42nd Street & 420 Lexington Avenue	52	494,476	1.7	1.8
The City of New York	16 Court Street & 100 Church Street	255	341,903	1.2	1.2
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	98	339,195	1.1	1.3
Ralph Lauren Corporation	625 Madison Avenue	84	330,486	1.1	1.9
Harper Collins Publishers LLC	1350 Avenue of the Americas & 10 East 53rd Street	95	289,534	1.0	0.9
C.B.S. Broadcasting, Inc.	555 West 57th Street	132	282,385	1.0	0.9
Schulte, Roth & Zabel LLP	919 Third Avenue	102	263,186	0.9	0.7
The Metropolitan Transportation Authority	333 West 34th Street & 420 Lexington Avenue	97	242,663	0.8	0.8
New York Presbyterian Hospital	673 First Avenue	104	232,772	0.8	1.0
HF Management Services LLC	100 Church Street	231	230,394	0.8	0.6
BMW of Manhattan	555 West 57th Street	115	227,782	0.8	0.5
Stroock, Stroock & Lavan LLP	180 Maiden Lane	125	223,434	0.8	0.4
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	44	213,456	0.7	0.8
The City University of New York-CUNY	555 West 57th Street & 16 Court Street	216	207,136	0.7	0.6
Verizon	120 West 45th Street, 1100 King Street Bldg. 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	84	204,076	0.7	1.1
Amerada Hess Corp.	1185 Avenue of the Americas	180	181,569	0.6	1.1
Fuji Color Processing Inc.	200 Summit Lake Drive	78	165,880	0.6	0.5
United Nations	220 East 42nd Street	111	162,146	0.5	0.6
News America Incorporated	1185 Avenue of the Americas	95	161,722	0.5	1.2
King & Spalding	1185 Avenue of the Americas	154	159,943	0.5	0.9
New York Hospitals Center/Mount Sinai	625 Madison Avenue & 673 First Avenue	166	157,433	0.5	0.7
National Hockey League	1185 Avenue of the Americas	119	148,217	0.5	1.1
D.E. Shaw and Company L.P.	120 West 45th Street	99	145,964	0.5	0.8
Banque National De Paris	919 Third Avenue	43	145,834	0.5	0.4

Total Weighted Average(3)			13,152,892	44.5%	45.7%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2012 until the date of the last expiring lease for tenants with multiple leases.

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

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2012, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 15, 2013, the reported closing sale price per share of common stock on the NYSE was $82.70 and there were approximately 349 holders of record of our common stock. The table below sets forth the quarterly high and low closing sales prices of the common stock on the NYSE and the distributions declared by us with respect to the periods indicated.

	2012			2011
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$79.27	$68.16	$0.25	$75.73	$67.05	$0.10
June 30	$83.31	$70.91	$0.25	$90.01	$74.72	$0.10
September 30	$85.14	$76.37	$0.25	$87.54	$58.15	$0.10
December 31	$79.63	$71.37	$0.33	$71.33	$55.14	$0.25

        If dividends are declared in a quarter, those dividends are generally paid during the subsequent quarter. We expect to continue our policy of distributing our taxable income through regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial condition. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends" for additional information regarding our dividends.

UNITS

        At December 31, 2012, there were 2,826,426 units of limited partnership interest of the operating partnership outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common stockholders.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

        During the years ended December 31, 2012, 2011 and 2010, we issued 1,096,384, 12,423 and 278,865 shares of common stock, respectively, to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

        The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,336,200	(2)	$75.05	(3)	433,667	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	3,336,200		$75.05		433,667

(1)
Includes information related to our Second Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended and 2008 Employee Stock Purchase Plan.

(2)
Includes (i) 1,201,000 shares of common stock issuable upon the exercise of outstanding options (480,000 of which are vested and exercisable), (ii) 412,500 restricted stock units and 75,156 phantom stock units that may be settled in shares of common stock (377,100 of which are vested), (iii) 541,166 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (none of which are vested) and (iv) shares of common stock reserved in connection with LTIP units issued pursuant to the 2011 Long-Term Outperformance Plan, all of which remain subject to performance-based vesting and a dollar value limitation on the number of LTIP units that may be earned based on our common stock price when the LTIP units are earned.

(3)
Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.

(4)
Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting. Number of securities remaining available consists exclusively of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan.

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

        We are also providing updated summary selected financial information, which is included below, reflecting the prior period reclassification as discontinued operations of the property sold during 2012 and those designated as held for sale as of December 31, 2012.

	Year Ended December 31,
Operating Data	2012	2011	2010	2009	2008
(In thousands, except per share data)
Total revenue	$1,400,255	$1,263,428	$1,084,386	$978,361	$1,047,819

Operating expenses	298,322	263,709	224,693	209,272	219,427
Real estate taxes	210,467	174,454	145,830	136,636	121,857
Ground rent	37,866	32,919	31,191	31,826	31,494
Interest expense, net of interest income	330,569	285,917	230,648	232,655	289,061
Amortization of deferred finance costs	19,450	14,118	9,046	7,065	6,139
Depreciation and amortization	332,028	277,345	225,193	220,396	210,813
Loan loss and other investment reserves, net of recoveries	564	6,722	17,751	150,510	115,882
Transaction related costs	5,625	5,561	11,849	—	—
Marketing, general and administration	82,840	80,103	75,946	73,992	104,583

Total expenses	1,317,731	1,140,848	972,147	1,062,352	1,099,256

Equity in net income from unconsolidated joint ventures	76,418	1,583	39,607	62,878	59,961
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	37,053	2,918	128,921	6,691	103,056
Purchase price fair value adjustment	—	498,195	—	—	—
Gain (loss) on investment in marketable securities	4,940	4,866	490	(396)	(147,489)
Depreciable real estate reserves	—	(5,789)	(2,750)	—	—
Gain(loss) on early extinguishment of debt	(6,978)	904	(1,900)	86,006	77,465

Income from continuing operations	193,957	625,257	276,607	71,188	41,556
Discontinued operations	15,743	51,865	42,549	477	362,492

Net income	209,700	677,122	319,156	71,665	404,048
Net income attributable to noncontrolling interest in operating partnership	(5,597)	(14,629)	(4,574)	(1,221)	(14,561)
Net income attributable to noncontrolling interests in other partnerships	(5,591)	(15,083)	(14,007)	(12,900)	(8,677)
Preferred unit distributions	(2,107)	—	—	—	—

Net income attributable to SL Green	196,405	647,410	300,575	57,544	380,810
Preferred stock redemption costs	(10,010)	—	—	—	—
Preferred dividends	(30,411)	(30,178)	(29,749)	(19,875)	(19,875)

Net income attributable to SL Green common stockholders	$155,984	$617,232	$270,826	$37,669	$360,935

Net income per common share—Basic	$1.75	$7.37	$3.47	$0.54	$6.22

Net income per common share—Diluted	$1.74	$7.33	$3.45	$0.54	$6.20

Cash dividends declared per common share	$1.08	$0.55	$0.40	$0.6750	$2.7375

Basic weighted average common shares outstanding	89,319	83,762	78,101	69,735	57,996

Diluted weighted average common shares and common share equivalents outstanding	92,873	86,244	79,761	72,044	60,598

	As of December 31,
Balance Sheet Data (In thousands)	2012	2011	2010	2009	2008
Commercial real estate, before accumulated depreciation	$11,662,953	$11,147,151	$8,890,064	$8,257,100	$8,201,789
Total assets	14,387,754	13,483,852	11,300,294	10,487,577	10,984,353
Mortgages and other loans payable, revolving credit facility, senior unsecured notes and trust preferred securities	6,520,420	6,035,397	5,251,013	4,892,688	5,581,559
Noncontrolling interests in operating partnership	212,907	195,030	84,338	84,618	87,330
Equity	6,907,103	6,453,309	5,397,544	4,913,129	4,481,960

	Year Ended December 31,
Other Data (In thousands)	2012	2011	2010	2009	2008
Funds from operations available to all stockholders(1)	$490,255	$413,813	$389,161	$318,817	$344,856
Net cash provided by operating activities	353,743	312,860	321,058	275,211	296,011
Net cash (used in) provided by investment activities	(1,170,393)	(739,597)	18,815	(345,379)	396,219
Net cash provided by (used in) financing activities	868,442	232,099	(350,758)	(313,006)	(11,305)

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

        The New York City commercial real estate market continued to strengthen in 2012, and SL Green took advantage of this strengthening market in improving occupancies and deploying capital in the borough of Manhattan to strategically position the Company for future growth.

Leasing and Operating

        We have historically outperformed the Manhattan office market, and did so again in 2012. Our Manhattan office property occupancy on same-store properties increased to 93.8% from 93.0% in the prior year. During 2012, we signed office leases in Manhattan encompassing 3.7 million square feet, of which 3.0 million square feet represented office leases that replaced previously occupied space. Our mark-to-market on these 3.0 million square feet of signed Manhattan office leases that replaced previously occupied space was 7.5% for 2012. The highlight of our leasing activity during 2012 was the signing of the largest non-sale leaseback office lease in Manhattan's history, a 1.6 million square foot lease with Viacom International, Inc. which represented the entirety of the office space at 1515 Broadway. In addition, we completed the lease-up of 100 Church Street with the 485,000 square foot early renewal and expansion lease with the City of New York.

        New leasing activity in Manhattan in 2012 totaled 23.2 million square feet, slightly below the ten-year average. Direct absorption in Manhattan exceeded 1.4 million square feet during the year, of which 0.2 million square feet was absorbed in Midtown Manhattan, the location of 82% of our in-service office properties (by square footage). This leasing activity in 2012 occurred despite the headwinds caused in part by the presidential election, fiscal cliff, continued implementation of the provisions of the Dodd-Frank Act and Hurricane Sandy. These factors impacted the leasing markets resulting in the Midtown submarket overall office vacancy increasing from 9.6% at December 31, 2011 to 10.3% at December 31, 2012. However, no new office space was added to the Midtown office inventory, with approximately 1.8 million square feet (0.5% of the total 392.9 million square foot Manhattan office inventory) currently under construction and scheduled to be placed in service by 2014.

        Demand for space in certain sub-markets such as Midtown South and a lack of new supply created conditions in which asking rents for direct space in Midtown South increased during 2012 by 8.3% to $50.02 per square foot. Asking rents for direct space in Midtown increased during 2012 by 3.0% to $68.77 per square foot and have increased by 8.8% since the recessionary trough in in the first quarter of 2010. Over the same period, net effective rents (which take into consideration leasing concessions) have increased by 26.4%.

        We incurred minimal damage at most of the properties in our portfolio due to Hurricane Sandy. The most impacted property was 180 Maiden Lane, located in flood Zone A in Manhattan, which experienced heavy flooding. Our operations team, with assistance from other professionals, was able to restore the building's operations within three weeks of the hurricane. We carry comprehensive property, casualty and flood insurance on our properties and full coverage of losses is anticipated.

Acquisition and Disposition Activity

        Sales volume in Manhattan in 2012 increased 4% to $26.5 billion compared to $25.5 billion in 2011, partly as a result of a flurry of activity in the fourth quarter. Nevertheless, consistent with our multi-faceted approach to property acquisitions, we were able to source transactions that provide value enhancement opportunities, including the acquisition of equity interests in 17 office, retail and multi-family properties during 2012, representing total investments of $1.3 billion.

        We also took advantage of the improving market conditions and interest by institutions and individuals seeking ownership interests in properties to sell assets, disposing of properties with more limited growth opportunities, and raising efficiently priced capital for reinvestment. During the year, we sold our fee interest in 292 Madison Avenue and a 49.5% partnership interest in 521 Fifth Avenue, as well as several other joint venture assets, including One Court Square, Long Island City, New York.

Debt and Preferred Equity

        Beginning in 2010, we saw an increase in opportunities to acquire existing debt and preferred equity positions in high quality Manhattan office properties at discounts that enabled us to generate high risk adjusted yields, and offer off-market access to property acquisitions. As 2012 progressed, and the availability of discounted debt and preferred equity in high quality properties waned, we began to focus on the origination of financings, typically in the form of preferred equity and mezzanine debt, for owners or acquirers seeking higher leverage than has been available from traditional lending sources who are lending at modest leverage levels. Traditional sources of junior financings have not yet materialized as a result of the Dodd-Frank Act and other banking regulations. This provided us with an opportunity to fill this need by providing more modest amounts of leverage. The typical investments made by us during 2012 were to reputable owners or acquirers, and at leverage levels which are senior to sizable equity investments by the sponsors. During 2012, our debt and preferred equity activities included purchases and originations of $637.1 million, redemptions and sales of $264.0 million and the conversion of a $25.0 million investment into equity ownership. Property equity ownership resulting from this lending program during 2012 included a 4.5 million square foot west coast portfolio of office properties.

Outlook

        Several factors introduced into the market during the second half of 2012 have modestly reduced expectations for the recovery of jobs and in demand for office space in 2013. Those factors include increased ordinary and capital gains tax rates and additional cost cutting by the financial services sector. Despite these factors, we continue to see a solid leasing market and the potential for improving leasing fundamentals as we progress through the year.

Highlights from 2012

        Our significant activities for 2012 included:

  •
  Directly acquired or consolidated joint venture interests in 12 properties for aggregate gross purchase prices of $641.3 million encompassing 1.1 million square feet.

  •
  Invested in five properties through joint ventures for aggregate gross purchase prices of $626.7 million and encompassing 0.6 million square feet.

  •
  Closed on a $1.6 billion 5-year credit facility.

  •
  Sold 2.6 million shares of common stock through our "at-the-market" equity offering programs raising net proceeds of $201.3 million were used to repay certain of our existing indebtedness, make investments in additional properties and debt and preferred equity investments, and for general corporate purposes.

  •
  Issued $200.0 million principal amount of 4.50% senior unsecured notes, due 2022, at par. The net proceeds from the offering (approximately $198.2 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

  •
  Issued 6.50% Series I Cumulative Redeemable Preferred Stock generating net proceeds to the Company of $222.2 million, redeemed the entire $100.0 million, 7.875% Series D Cumulative Redeemable Preferred Stock and redeemed $100.0 million of the 7.625% Series C Cumulative Redeemable Preferred Stock.

  •
  Closed on a $175.0 million financing with a 1-year term and a 1-year extension option.

  •
  Closed on 5 mortgages totaling approximately $1.1 billion.

  •
  Signed 215 office leases totaling 3.7 million square feet in Manhattan.

  •
  Signed 107 office leases totaling 0.6 million square feet in the Suburbs.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.8%
	Unconsolidated properties	9	5,934,434	95.0%
Suburban	Consolidated properties	25	3,863,000	79.9%
	Unconsolidated properties	5	1,539,700	84.7%

		66	29,685,079	91.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2012, we also owned investments in 15 stand-alone retail properties encompassing approximately 473,764 square feet, 16 development properties encompassing approximately 2,617,491 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet), two land interests and 31 west coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable square feet. As of December 31, 2012, we also held debt and preferred equity investments with a book value of $1.4 billion.

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

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for impairment, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. These charges are included in depreciable real estate reserves. See Note 6, "Investments in Unconsolidated Joint Ventures." We do not believe that the value of any of our consolidated properties or equity investments was impaired at December 31, 2012 and 2011, respectively.

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

        We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except guarantees at two joint ventures, totaling $218.4 million, and performance guarantees under a master lease at another joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures," in the accompanying financial statements.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write-off of the reserve balance is called a charge-off. We recorded approximately $3.0 million, $10.9 million and $19.8 million in loan loss reserves and charge offs during the years ended December 31, 2012, 2011 and 2010, respectively, on investments being held to maturity. During the year ended December 31, 2010, we recorded loan loss reserves and charge-offs of $1.0 million against our held for sale investment. We also recorded approximately $2.4 million, $4.4 million and $3.7 million in recoveries during the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the sale of our investments.

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

Derivative Instruments

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge if the hedge is to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

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

Results of Operations

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

        The following comparison for the year ended December 31, 2012, or 2012, to the year ended December 31, 2011, or 2011, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us in the same manner at January 1, 2011 and at December 31, 2012 and totaled 46 of our 52 consolidated properties, representing approximately 72% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2011 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other,"

which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$1,078.0	$961.9	$116.1	12.1%
Escalation and reimbursement revenue	167.4	145.6	21.8	15.0

Total	$1,245.4	$1,107.5	$137.9	12.5%

Same-Store Properties	$984.1	$980.9	$3.2	0.3%
Acquisitions	247.1	125.4	121.7	97.0
Other	14.2	1.2	13	1,083.3

Total	$1,245.4	$1,107.5	$137.9	12.5%

        Occupancy in the Same-Store Properties was 90.3% at December 31, 2012 and 89.6% at December 31, 2011. The increase in rental revenue from the Acquisitions is primarily due to owning these properties during 2012 compared to a partial period or not being included in 2011.

        Occupancy for our same-store Manhattan portfolio at December 31, 2012 was 93.0% as compared to 92.0% for the same period in the previous year. During the year ended December 31, 2012, we signed 215 office leases in our Manhattan portfolio totaling 3,660,242 square feet. Eighty leases totaling 697,710 square feet represented office leases that replaced previous vacancies, while 135 office leases comprising 2,962,532 square feet had average starting rents of $56.16 per rentable square foot, representing a 7.5% increase over the previously fully escalated rents on the same office spaces. The average lease term on the Manhattan office leases signed during the year ended December 31, 2012 was 12.5 years and average tenant concessions were 6.2 months of free rent with a tenant improvement allowance and lease commissions of $58.92 per rentable square foot. Of the 3,195,392 square feet of office leases which commenced during 2012, 506,131 square feet represented office leases that replaced previous vacancies, while 2,689,261 million square feet represented office leases that had average starting rents of $54.84 per rentable square foot, representing a 6.9% increase over the previously fully escalated rents on the same office spaces.

        Occupancy for our Suburban portfolio was 79.9% at December 31, 2012 as compared to 80.5% for the same period in the previous year. During the year ended December 31, 2012, we signed 107 office leases in the Suburban portfolio totaling 635,370 square feet. Thirty-six leases and 117,188 square feet represented office leases that replaced previous vacancies, while 71 office leases comprising 518,182 square feet had average starting rents of $29.44 per rentable square foot, representing a 10.2% decrease over the previously fully escalated rents on the same office spaces. The average lease term on the Suburban office leases signed during the year ended December 31, 2012 was 5.0 years and average tenant concessions were 4.9 months of free rent with a tenant improvement allowance and lease commissions of $17.71 per rentable square foot. Of the 638,077 square feet of office leases which commenced during 2012, 132,634 square feet represented office leases that replaced previous vacancies, while 505,443 square feet represented office leases that had average starting rents of $29.14 per rentable square foot, representing a 10.9% decrease over the previously fully escalated rents on the same office spaces.

        At December 31, 2012, approximately 5.9% and 10.3% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during 2013. We estimate that the current market rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 8.6% and 1.4% higher, respectively, than then existing in-place fully escalated rents. We estimate that the current market rents on all our consolidated Manhattan and Suburban properties are approximately 13.7% and 1.5% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

        The increase in rental revenue and escalation and reimbursement revenue on a consolidated basis was also due in large part to the consolidation of our interest in the west coast office portfolio for the months of August and September 2012, during which time we owned approximately 63.18% of the equity in the joint venture and controlled its activities. We recognized approximately $15.8 million in revenues during these periods. Following the recapitalization transaction, we no longer control the joint venture and have accounted for our investment under the equity method as of September 28, 2012.

        The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($21.6 million) and Other properties ($1.6 million) which were offset by lower recoveries at the Same-Store Properties ($1.4 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($4.8 million) and electric reimbursements ($0.4 million), which were partially offset by higher real estate tax recoveries ($3.8 million).

        Same-Store net operating income, which is Same-Store revenues plus Same-Store other income less Same-Store operating expenses, decreased $7.1 million, or 1.2%, from $582.0 million for the year ended December 31, 2011 to $574.9 million for the year ended December 31, 2012.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$76.4	$1.6	$74.8	4,675.0%
Investment and preferred equity income	119.2	120.4	(1.2)	(1.0)
Other income	35.7	35.5	0.2	0.6

Total	$231.3	$157.5	$73.8	46.9%

        The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions primarily from our investments in 717 Fifth Avenue ($69.9 million), which was primarily due to the receipt of refinancing proceeds in excess of our basis, The Meadows ($10.2 million), which was due mainly to repayment of the old debt at a discount, 280 Park Avenue ($8.0 million) which underlying property was only acquired by the joint venture in May 2011 as a result of a recapitalization transaction, 100 Park Avenue ($2.9 million) and 388 Greenwich Street ($2.2 million). This was partially offset by lower net income contributions from 1515 Broadway ($6.2 million), which we consolidated in April 2011, 1 Jericho Plaza ($1.4 million), which was due to our share of a lease termination payment, 450 West 33rd Street ($1.1 million), which we consolidated in November 2011, the west coast office portfolio ($5.0 million), which was consolidated for the months of August and September and was accounted under the equity method of accounting for investment as of September 28, 2012 as a result of a recapitalization transaction, and 3 Columbus Circle ($1.1 million). Occupancy at our joint venture properties was 92.9% at December 31, 2012 and 94.0% at December 31, 2011. At December 31, 2012, approximately 1.5% and 17.1% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during 2013. We estimate that current market rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties are approximately 20.6% higher and 1.6% lower, respectively, than then existing in-place fully escalated rents.

        Investment and preferred equity income decreased slightly during 2012 primarily due to additional income of $43.0 million recognized during the year ended December 31, 2011 upon sale or repayment of loans (inclusive of the 280 Park Avenue transaction) offset by an increase in loan originations in 2012. During 2012, we originated or purchased $637.1 million of new debt investments at a weighted average current yield of 9.3%. In addition, an entity that holds the property which served as collateral for our loan position, which is collateralized by a property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012. We recognized additional income of $5.2 million in 2012 as a result of this transaction. The weighted average investment balance outstanding and weighted average yield were $1.1 billion and 9.8%, respectively, for 2012 compared to $809.1 million and 7.9%, respectively, for 2011. As of December 31, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.2 years.

        The increase in other income was primarily due to a higher contribution from Service Corporation ($2.1 million), real estate tax refunds from some of our properties ($2.0 million), and one-time acquisition fees ($2.1 million) in connection with our investments in 33 Beekman and 10 East 53rd Street. This increase was offset by a reduction in fees received upon the completion of a special servicing assignment ($6.6 million).

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$298.3	$263.7	$34.6	13.1%
Real estate taxes	210.5	174.5	36.0	20.6
Ground rent	37.9	32.9	5.0	15.2

Total	$546.7	$471.1	$75.6	16.0%

Same-Store Properties	$416.9	$405.8	$11.1	2.7%
Acquisitions	112.0	54.1	57.9	107.0
Other	17.8	11.2	6.6	58.9

Total	$546.7	$471.1	$75.6	16.1%

        The increase in operating expenses on a consolidated basis was also due to the consolidation of our interest in the west coast office portfolio for the months of August and September, which contributed approximately $9.0 million in operating expenses, including real estate taxes.

        The increase in operating expenses at the Same-Store Properties was primarily due to higher real estate taxes ($7.5 million), payroll costs ($2.5 million), ground rent ($4.9 million) and contract maintenance ($1.1 million). This was partially offset by lower utility costs ($5.2 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$350.0	$300.0	$50.0	16.7%
Depreciation and amortization expense	332.0	277.3	54.7	19.7
Loan loss and other investment reserves, net of recoveries	0.6	6.7	(6.1)	(91.0)
Transaction related costs	5.6	5.6	—	—
Marketing, general and administrative expense	82.8	80.1	2.7	3.4

Total	$771.0	$669.7	$101.3	15.1%

        The increase in interest expense was primarily attributable to higher average consolidated debt balances outstanding during the period due to the refinancing of 1515 Broadway ($17.7 million) in April 2012, 100 Church Street ($3.2 million) in June 2012 and 919 Third Avenue ($5.7 million) in June 2011, and increase in investment activity inclusive of the acquisitions of Stonehenge properties ($4.6 million) in January 2012, 180 Maiden Lane ($6.7 million) in November 2011 and 110 East 42nd Street ($2.3 million) in May 2011 subject to mortgages encumbering these properties. The consolidation of our interest in the west coast office portfolio for the months of August and September also contributed to the increase in interest expense by $6.6 million. The weighted average debt balance outstanding increased from $5.8 billion during the year ended December 30, 2011 to $6.5 billion during the year ended December 31, 2012. The weighted average interest rate remained flat at 4.87% for each of the years ended December 31, 2011 and 2012.

        Loan loss and other investment reserves decreased year over year. We recorded $3.0 million in reserves and $2.4 million in recoveries in 2012 compared to $11.1 million in reserves and $4.4 million in recoveries in 2011.

        Marketing, general and administrative expenses were $82.8 million or 5.1% of total revenues, including our share of joint venture revenues, in 2012 compared to $80.1 million or 5.4% in 2011.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

        The following comparison for the year ended December 31, 2011, or 2011, to the year ended December 31, 2010, or 2010, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us in the same manner at January 1, 2010 and at December 31, 2011 and totaled 45 of our 51 consolidated properties, representing approximately 68% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other,"

which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Assets classified as held for sale, are excluded from the following discussion.

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

        Marketing, general and administrative expense were $80.1 million or 5.4% of total revenues, including our share of joint venture revenues, in 2011 compared to $75.9 million or 5.6% in 2010.

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

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2012 credit facility;

  (4)
  Other forms of secured or unsecured financing;

  (5)
  Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

  (6)
  Proceeds from common or preferred equity or debt offerings by us, our Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and trust preferred securities) or ROP.

        Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our debt and preferred equity investment program will continue to serve as a source of capital.

        The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2012 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgages and other loans	$348,505	$198,788	$285,347	$572,053	$1,153,525	$2,057,246	$4,615,464
Corporate obligations	—	75,898	7	255,165	304,266	1,269,620	1,904,956
Joint venture debt-our share	176,511	309,090	36,457	528,278	933,634	151,391	2,135,361

Total	$525,016	$583,776	$321,811	$1,355,496	$2,391,425	$3,478,257	$8,655,781

        As of December 31, 2012, we had approximately $211.4 million of consolidated cash on hand, inclusive of approximately $21.4 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

        Cash and cash equivalents were $190.0 million and $138.2 million at December 31, 2012 and 2011, respectively, representing an increase of $51.8 million. The increase was a result of the following changes in cash flows (in thousands):

	Year ended December 31,
	2012	2011	Increase (Decrease)
Net cash provided by operating activities	$353,743	$312,860	$40,883
Net cash used in investing activities	$(1,170,393)	$(739,597)	$(430,796)
Net cash provided by financing activities	$868,442	$232,099	$636,343

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2012, our portfolio was 91.4% occupied. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2012, when compared to the year ended December 31, 2011, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(97,812)
Capital expenditures and capitalized interest	10,952
Escrow cash-capital improvements/acquisition deposits	(99,361)
Joint venture investments	(105,254)
Distributions from joint ventures	15,517
Proceeds from sales of real estate/partial interest in property	17,937
Debt and preferred equity and other investments	(172,775)

Increase in net cash used by investing activities	$(430,796)

        Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $159.1 million for the year ended December 31, 2011 to $148.1 million for the year ended December 31, 2012. The decreased capital expenditures relate primarily to lower costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

        We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sale of real estate and from time to time, we issue common or preferred stock or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2012, when compared to the year ended December 31, 2011, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$254,579
Repayments under our debt obligations	538,903
Proceeds from issuance of common and preferred stock	(92,924)
Redemption of preferred stock	(200,013)
Noncontrolling interests, contributions in excess of distributions	144,957
Other financing activities	48,213
Dividends and distributions paid	(57,372)

Increase in net cash provided in financing activities	$636,343

Capitalization

        As of December 31, 2012, we had 91,249,632 shares of common stock, 2,759,758 units of limited partnership interest in the Operating Partnership held by persons other than the Company, 66,668 performance-based LTIP units, 7,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or Series C preferred stock, and 9,200,000 shares of our 6.50% Series I cumulative redeemable preferred stock, or Series I preferred stock, outstanding. In addition, we also had preferred units of limited partnership interests in the Operating Partnership having aggregate liquidation preferences of $49.6 million held by persons other than the Company.

        In September 2012, we redeemed 4,000,000 shares, or $100.0 million, of Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. We recognized $6.3 million of costs to partially redeem the Series C preferred stock. As a result of this redemption, we have 7,700,000 shares of Series C Preferred stock outstanding.

        In August 2012, we issued 9,200,000 shares of our Series I preferred stock with a mandatory liquidation preference of $25.00 per share. The Series I preferred shareholders receive annual distributions of $1.625 per share paid on a quarterly basis and distributions are cumulative, subject to certain provisions. We are entitled to redeem our Series I preferred stock at par for cash at our option on or after August 10, 2017. Net proceeds from the Series I preferred stock ($222.2 million) was recorded net of underwriters' discount and issuance costs.

        In July 2012, we redeemed all 4,000,000 shares, or $100.0 million, of our 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012. We recognized $3.7 million of costs to fully redeem the Series D preferred stock.

        In July 2011, we, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of our common stock. During the year ended December 31, 2012, we sold 2.6 million shares of our common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.3 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2012, we had $45.4 million available to issue under the ATM Program.

Dividend Reinvestment and Stock Purchase Plan

        In March 2012, we filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 3,500,000 shares of common stock under the DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2012 and 2011, we issued approximately 1.3 million and 473 shares of our common stock and received approximately $99.6 million and $34,000 of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

        Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. As of December 31, 2012, no fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

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

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million of compensation expense during the year ended December 31, 2010 in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

        In August 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period. We recorded compensation expense of approximately $70,000 and $0.2 million during the years ended December 31, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of September 30, 2011.

2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

        The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $10.7 million, $9.3 million and $4.0 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

        The cost of the 2011 Outperformance Plan (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $5.5 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, related to the 2011 Outperformance Plan.

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

        During the year ended December 31, 2012, approximately 8,307 phantom stock units were earned. As of December 31, 2012, there were approximately 75,156 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2012, approximately 66,323 shares of our common stock had been issued under the ESPP.

Market Capitalization

        At December 31, 2012, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 53.1% of our combined market capitalization of approximately $16.3 billion (based on a common stock price of $76.65 per share, the closing price of our common stock on the NYSE on December 31, 2012). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in our Operating Partnership, and our share of joint venture debt.

Indebtedness

        The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2012 and 2011, respectively (amounts in thousands).

	December 31,
Debt Summary:	2012	2011
Balance
Fixed rate	$4,884,354	$4,802,009
Variable rate—hedged	38,371	30,000

Total fixed rate	4,922,725	4,832,009

Variable rate	1,150,762	921,349
Variable rate—supporting variable rate assets	446,933	341,138

Total variable rate	1,597,695	1,262,487

Total	$6,520,420	$6,094,496

Percent of Total Debt:
Total fixed rate	75.5%	79.3%
Variable rate	24.5%	20.7%

Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.78%	5.99%
Variable rate	2.89%	2.16%

Effective interest rate	5.08%	4.87%

        The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.21% and 0.30% at December 31, 2012 and 2011, respectively). Our consolidated debt at December 31, 2012 had a weighted average term to maturity of approximately 5.85 years.

        Certain of our debt and preferred equity investments, with a face amount of approximately $446.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2012.

Mortgage Financing

        As of December 31, 2012, our total mortgage debt (excluding our share of joint venture debt of approximately $2.1 billion) consisted of approximately $3.5 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.64% and approximately $1.0 billion of variable rate debt with an effective weighted average interest rate of approximately 3.29%.

Corporate Indebtedness

2012 Credit Facility

        In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our current lenders and other financial institutions. The term loan facility matures on March 30, 2018.

        The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2012, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of December 31, 2012, the facility fee was 30 basis points. At December 31, 2012, we had approximately $79.5 million of outstanding letters of credit and $70.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.1 billion under the 2012 credit facility.

        The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

        The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

        The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

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

Master Repurchase Agreement

        In September 2012, we entered into a Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA's interest rate is based on 1-month LIBOR plus 300 basis points. The MRA matures in

September 2013, and has a 1-year extension option. At December 31, 2012, we had approximately $116.7 million outstanding under this facility, which is included in mortgage notes payable and loans.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2012 and 2011, respectively, by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2012 Unpaid Principal Balance	December 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$16,893	$16,893	$119,423	3.00%	3.00%	20	March 30, 2027
June 27, 2005(3)(4)	7	7	657	4.00%	4.00%	20	June 15, 2025
November 15, 2012(5)	200,000	200,000	—	4.50%	4.50%	10	December 1, 2022
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
August 5, 2011(5)	250,000	249,620	249,565	5.00%	5.03%	7	August 15, 2018
October 12, 2010(6)	345,000	287,373	277,629	3.00%	7.13%	7	October 15, 2017
March 31, 2006(3)(7)	255,308	255,165	274,804	6.00%	6.02%	10	March 31, 2016
August 13, 2004(3)(7)	75,898	75,898	98,578	5.88%	5.88%	10	August 15, 2014

	$1,393,106	$1,334,956	$1,270,656

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership's option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized as of March 31, 2012.

(3)
Issued by ROP.

(4)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(5)
Issued by us, the Operating Partnership and ROP, as co-obligors.

(6)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2012, approximately $57.6 million remained unamortized.

(7)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

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

Restrictive Covenants

        The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2012 and 2011, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We often use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 and 2011 would increase our annual interest cost by approximately $15.4 million and $12.3 million and would increase our share of joint venture annual interest cost by approximately $8.5 million and $4.8 million, respectively.

        We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        Approximately $4.9 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and variable rate joint venture debt as of December 31, 2012 was based on a spread of LIBOR plus 90 basis points to LIBOR plus 950 basis points.

Contractual Obligations

        The combined aggregate principal maturities of mortgages and other loans payable, our 2012 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of December 31, 2012 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgages and other loans	$348,505	$198,788	$285,347	$572,053	$1,153,525	$2,057,246	$4,615,464
Revolving credit facility	—	—	—	—	—	70,000	70,000
Term loan and Trust preferred securities	—	—	—	—	—	500,000	500,000
Senior unsecured notes	—	75,898	7	255,165	304,266	699,620	1,334,956
Capital lease	1,555	1,705	1,743	1,857	2,007	99,828	108,695
Ground leases	37,431	37,531	37,757	38,315	38,561	1,480,791	1,670,386
Estimated interest expense	321,669	306,015	289,910	261,169	197,046	444,216	1,820,025
Joint venture debt	176,511	309,090	36,457	528,278	933,634	151,393	2,135,363

Total	$885,671	$929,027	$651,221	$1,656,837	$2,629,039	$5,503,094	$12,254,889

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements. Additional information about the debt of our unconsolidated joint ventures is included in "Contractual Obligations" above.

Capital Expenditures

        We estimate that for the year ending December 31, 2013, we expect to incur approximately $167.1 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $44.9 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

        We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

        To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $1.32 per share, we would pay approximately $120.5 million in dividends to our common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $4.0 million, $2.7 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010 respectively. We paid Alliance approximately $17.9 million, $16.1 million and $14.2 million for three years ended December 31, 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

        A-List Marketing, LLC, or A-List, provides marketing services to us. Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $155,500, $140,300 and $86,300 for the three years ended December 31, 2012, respectively.

Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $384,900, $420,300 and $390,700 for the three years ended December 31, 2012, respectively.

Gramercy Capital Corp.

        Our related party transactions with Gramercy are discussed in Note 6, "Investment in Unconsolidated Ventures—Gramercy Capital Corp.," in the accompanying financial statements.

Insurance

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2012, the first property portfolio maintains a blanket limit of $775.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $750.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence and $30 million aggregate environmental liability policy covering the entire portfolio.

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

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.

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

        FFO for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to SL Green common stockholders	$155,984	$617,232	$270,826
Add:
Depreciation and amortization	332,028	277,345	225,193
Discontinued operations depreciation adjustments	82	676	5,326
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	35,593	31,179	32,163
Net income attributable to noncontrolling interests	11,188	29,712	18,581
Depreciable real estate reserves	—	5,789	2,750
Gain on investment in marketable securities	—	—	(397)
Less:
Gain on sale of discontinued operations	6,627	46,085	35,485
Equity in net gain on sale of joint venture property/ interest	37,053	2,918	128,921
Purchase price fair value adjustment	—	498,195	—
Depreciation on non-rental real estate assets	940	922	875

Funds from Operations	$490,255	$413,813	$389,161

Cash flows provided by operating activities	$353,743	$312,860	$321,058
Cash flows (used in) provided by investing activities	$(1,170,393)	$(739,597)	$18,815
Cash flows provided by (used in) financing activities	$868,442	$232,099	$(350,758)

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

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Westchester County, Connecticut, Long Island and Northern New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

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

        Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

  •
  the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

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

        Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the related weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2012 (in thousands):

		Long-Term Debt			Debt and Preferred Equity Investments(1)
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2013	$215,437	5.76%	$133,067	2.89%	$229,593	11.20%
2014	257,856	5.78	16,829	2.86	591,189	10.06
2015	268,261	5.78	17,093	2.85	138,968	9.22
2016	569,582	5.75	257,636	2.86	268,149	9.25
2017	1,446,888	5.72	10,904	2.95	125,804	8.88
Thereafter	2,164,701	5.18	1,162,166	2.99	3,500	7.09

Total	$4,922,725	5.44%	$1,597,695	2.90%	$1,357,203	9.89%

Fair Value	$5,334,244		$1,577,494

(1)
Our debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion at December 31, 2012.

        The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2012 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2013	$19,025	5.27%	$157,486	3.23%
2014	107,983	5.24	201,108	3.12
2015	3,068	5.17	33,389	2.70
2016	398,830	4.95	129,448	2.42
2017	664,580	4.44	269,054	2.33
Thereafter	64,901	7.47	86,491	2.80

Total	$1,258,387	5.46%	$876,976	2.92%

Fair Value	$1,195,179		$836,294

        The table below lists all of our derivative instruments, which are hedging variable rate debt, excluding joint ventures, and their related fair value as of December 31, 2012 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	775,000	3.650%	4/2012	4/2013	—
Interest Rate Cap	Mortgage	LIBOR	475,000	6.000%	3/2012	3/2013	—
Interest Rate Cap	Mortgage	LIBOR	271,912	6.000%	11/2012	11/2013	—
Interest Rate Swap	Revolving credit facility	LIBOR	30,000	2.295%	7/2010	6/2016	(1,881)
Interest Rate Swap	Mortgage	LIBOR	8,500	0.740%	2/2012	2/2015	(78)

Total Consolidated Hedges							$(1,959)

        In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps had no value at December 31, 2012. We had also hedged certain floating rate debt at a joint venture. These hedges represented an obligation of approximately $33.2 million at December 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.

        We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013, expressed an unqualified opinion thereon.

                                                                                                       /s/Ernst & Young LLP

New York, New York
February 27, 2013

SL Green Realty Corp.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31, 2012	December 31, 2011
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,886,099	$2,684,626
Building and improvements	7,389,766	7,147,527
Building leasehold and improvements	1,346,748	1,302,790
Properties under capital lease	40,340	12,208

	11,662,953	11,147,151
Less: accumulated depreciation	(1,393,323)	(1,136,603)

	10,269,630	10,010,548
Assets held for sale	4,901	76,562
Cash and cash equivalents	189,984	138,192
Restricted cash	136,071	86,584
Investment in marketable securities	21,429	25,323
Tenant and other receivables, net of allowance of $21,652 and $16,772 in 2012 and 2011, respectively	48,544	32,107
Related party receivables	7,531	4,001
Deferred rents receivable, net of allowance of $29,580 and $29,156 in 2012 and 2011, respectively	340,747	281,974
Debt and preferred equity investments, net of discount of $13,572 and $24,996 and allowance of $7,000 and $50,175 in 2012 and 2011, respectively	1,357,203	985,942
Investments in unconsolidated joint ventures	1,032,243	893,933
Deferred costs, net	261,145	210,786
Other assets	718,326	737,900

Total assets	$14,387,754	$13,483,852

Liabilities
Mortgages and other loans payable	$4,615,464	$4,314,741
Revolving credit facility	70,000	350,000
Term loan and senior unsecured notes	1,734,956	1,270,656
Accrued interest payable and other liabilities	73,769	126,135
Accounts payable and accrued expenses	159,598	142,428
Deferred revenue/gains	321,764	357,193
Capitalized lease obligations	37,518	17,112
Deferred land leases payable	20,897	18,495
Dividend and distributions payable	37,839	28,398
Security deposits	46,253	46,367
Liabilities related to assets held for sale	136	61,988
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	7,218,194	6,833,513
Commitments and contingencies	—	—
Noncontrolling interests in operating partnership	212,907	195,030
Series H preferred units, $0.01 par value, $25.00 liquidation preference, 80 issued and outstanding at December 31, 2012 and 2011, respectively	2,000	2,000
Series G preferred units, $0.01 par value, $25.00 liquidation preference, 1,902 issued and outstanding at December 31, 2012	47,550	—
Equity
SL Green stockholders equity:
Series C preferred stock, $0.01 par value, $25.00 liquidation preference, 7,700 and 11,700 issued and outstanding at December 31, 2012 and 2011, respectively	180,340	274,022
Series D preferred stock, $0.01 par value, $25.00 liquidation preference, none and 4,000 issued and outstanding at December 31, 2012 and 2011, respectively	—	96,321
Series I preferred stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at December 31, 2012	221,965	—
Common stock, $0.01 par value, 160,000 shares authorized and 94,896 and 89,210 issued and outstanding at December 31, 2012 and 2011, respectively (including 3,646 and 3,427 shares at December 31, 2012 and 2011 held in Treasury, respectively)	950	892
Additional paid-in-capital	4,667,900	4,236,959
Treasury stock at cost	(322,858)	(308,708)
Accumulated other comprehensive loss	(29,587)	(28,445)
Retained earnings	1,701,092	1,704,506

Total SL Green stockholders' equity	6,419,802	5,975,547
Noncontrolling interests in other partnerships	487,301	477,762

Total equity	6,907,103	6,453,309

Total liabilities and equity	$14,387,754	$13,483,852

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Rental revenue, net	$1,077,976	$961,935	$782,530
Escalation and reimbursement	167,388	145,596	118,212
Investment and preferred equity income	119,155	120,418	147,926
Other income	35,736	35,479	35,718

Total revenues	1,400,255	1,263,428	1,084,386

Expenses
Operating expenses (including $18,101 (2012), $16,266 (2011) and $14,320 (2010) paid to related parties)	298,322	263,709	224,693
Real estate taxes	210,467	174,454	145,830
Ground rent	37,866	32,919	31,191
Interest expense, net of interest income	330,569	285,917	230,648
Amortization of deferred financing costs	19,450	14,118	9,046
Depreciation and amortization	332,028	277,345	225,193
Loan loss and other investment reserves, net of recoveries	564	6,722	17,751
Transaction related costs	5,625	5,561	11,849
Marketing, general and administrative	82,840	80,103	75,946

Total expenses	1,317,731	1,140,848	972,147

Income from continuing operations before equity in net income of unconsolidated joint ventures, gains on sale, purchase price fair value adjustment, depreciable real estate reserves, gain (loss) on early extinguishment of debt, noncontrolling interests and discontinued operations	82,524	122,580	112,239
Equity in net income from unconsolidated joint ventures	76,418	1,583	39,607
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	37,053	2,918	128,921
Purchase price fair value adjustment	—	498,195	—
Gain on sale of investment in marketable securities	4,940	4,866	490
Depreciable real estate reserves	—	(5,789)	(2,750)
Gain (loss) on early extinguishment of debt	(6,978)	904	(1,900)

Income from continuing operations	193,957	625,257	276,607
Net income from discontinued operations	9,116	5,780	7,064
Gain on sale of discontinued operations	6,627	46,085	35,485

Net income	209,700	677,122	319,156
Net income attributable to noncontrolling interests:
Noncontrolling interests in the operating partnership	(5,597)	(14,629)	(4,574)
Noncontrolling interests in other partnerships	(5,591)	(15,083)	(14,007)
Preferred units distribution	(2,107)	—	—

Net income attributable to SL Green	196,405	647,410	300,575
Preferred stock redemption costs	(10,010)	—	—
Preferred stock dividends	(30,411)	(30,178)	(29,749)

Net income attributable to SL Green common stockholders	$155,984	$617,232	$270,826

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$105,019	$65,523	$102,208
Purchase price fair value adjustment	—	498,195	—
Gain on sale of unconsolidated joint ventures/ real estate	35,769	2,850	126,778
Net income from discontinued operations	8,799	5,646	6,946
Gain on sale of discontinued operations	6,397	45,018	34,894

Net income	$155,984	$617,232	$270,826

Basic earnings per share:
Net income from continuing operations before gains on sale and discontinued operations	$1.18	$6.73	$1.31
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.40	0.03	1.62
Net income from discontinued operations	0.10	0.07	0.09
Gain on sale of discontinued operations	0.07	0.54	0.45

Net income attributable to SL Green common stockholders	$1.75	$7.37	$3.47

Diluted earnings per share:
Net income from continuing operations before gains on sale and discontinued operations	$1.17	$6.70	$1.30
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.40	0.03	1.62
Net income from discontinued operations	0.10	0.07	0.09
Gain on sale of discontinued operations	0.07	0.53	0.44

Net income attributable to SL Green common stockholders	$1.74	$7.33	$3.45

Basic weighted average common shares outstanding	89,319	83,762	78,101

Diluted weighted average common shares and common share equivalents outstanding	92,873	86,244	79,761

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Comprehensive Income

(Amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$209,700	$677,122	$319,156
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	953	(4,145)	(3,938)
SL Green's share of joint venture net unrealized gain on derivative instruments	1,174	799	269
Unrealized gain (loss) on marketable securities	(3,657)	(2,731)	13,487

Other comprehensive income (loss)	(1,530)	(6,077)	9,818

Comprehensive income	208,170	671,045	328,974
Net income attributable to noncontrolling interests	(13,295)	(29,712)	(18,581)
Other comprehensive loss attributable to noncontrolling interests	388	291	1,061
Preferred stock redemption costs	(10,010)	—	—

Comprehensive income attributable to SL Green	$185,253	$641,624	$311,454

SL Green Realty Corp.

Consolidated Statements of Equity

(Amounts in thousands, except per share data)

				Common Stock
	SL Green Realty Corp. Stockholders
	Series C Preferred Stock	Series D Preferred Stock	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2009	$151,981	$96,321	$—	77,515	$809	$3,525,901	$(302,705)	$(33,538)	$949,669	$524,691	$4,913,129
Net income									300,575	14,007	314,582
Other comprehensive income:								10,879			10,879
Preferred dividends									(29,749)		(29,749)
Redemption of units and DRIP proceeds				470	5	23,339					23,344
Reallocation of noncontrolling interest in the operating partnership									(18,948)		(18,948)
Deferred compensation plan and stock award, net				212	2	535	(517)				20
Amortization of deferred compensation plan						31,741					31,741
Deconsolidation of real estate investments									3,011	(9,532)	(6,521)
Equity component of convertible notes						76,039					76,039
Net proceeds from preferred stock offering	122,041										122,041
Proceeds from stock options exercised				110	1	3,287					3,288
Cash contributions from noncontrolling interests										2,788	2,788
Cash distributions to noncontrolling interests										(13,494)	(13,494)
Cash distribution declared ($0.40 per common share of which none represented a return of capital for federal income tax purposes)									(31,595)		(31,595)

Balance at December 31, 2010	274,022	96,321	—	78,307	817	3,660,842	(303,222)	(22,659)	1,172,963	518,460	5,397,544
Net income									647,410	15,083	662,493
Other comprehensive income:								(5,786)			(5,786)
Preferred dividends									(30,178)		(30,178)
Redemption of units and DRIP proceeds				13		898					898
Reallocation of noncontrolling interest in the operating partnership									(39,040)		(39,040)
Deferred compensation plan and stock award, net				262	3	696	(5,486)				(4,787)
Amortization of deferred compensation plan						33,252					33,252
Proceeds from issuance of common stock				6,957	70	531,236					531,306
Proceeds from stock options exercised				244	2	10,035					10,037
Consolidation of joint venture interest										87,798	87,798
Cash distributions to noncontrolling interests										(143,579)	(143,579)
Cash distribution declared ($0.55 per common share, none of which represented a return of capital for federal income tax purposes)									(46,649)		(46,649)

Balance at December 31, 2011	274,022	96,321	—	85,783	892	4,236,959	(308,708)	(28,445)	1,704,506	477,762	6,453,309
Net income									196,405	5,591	201,996
Other comprehensive income								(1,142)			(1,142)
Preferred dividends									(30,411)		(30,411)
DRIP proceeds				1,305	13	99,557					99,570
Conversion of units of the Operating Partnership to common stock				1,096	11	87,502					87,513
Redemption of preferred stock	(93,682)	(96,321)							(10,010)		(200,013)
Reallocation of noncontrolling interest in the operating partnership									(61,238)		(61,238)
Deferred compensation plan and stock award, net				43	3	719	(14,150)				(13,428)
Amortization of deferred compensation plan						28,742					28,742
Net proceeds from preferred stock offering			221,965								221,965
Proceeds from issuance of common stock				2,640	27	201,252					201,279
Proceeds from stock options exercised				383	4	13,169					13,173
Consolidation of joint venture interest										25,894	25,894
Cash distributions to noncontrolling interests										(21,946)	(21,946)
Cash distribution declared ($1.08 per common share, none of which represented a return of capital for federal income tax purposes)									(98,160)		(98,160)

Balance at December 31, 2012	$180,340	$—	$221,965	91,250	$950	$4,667,900	$(322,858)	$(29,587)	$1,701,092	$487,301	$6,907,103

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income	$209,700	$677,122	$319,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	351,539	292,311	240,445
Equity in net income from unconsolidated joint ventures	(76,418)	(1,583)	(39,607)
Distributions of cumulative earnings from unconsolidated joint ventures	91,145	11,185	27,472
Equity in net gain on sale of interest in unconsolidated joint venture interest/ real estate	(37,053)	(2,918)	(128,921)
Purchase price fair value adjustment	—	(498,195)	—
Depreciable real estate reserves	—	5,789	2,750
Gain on sale of discontinued operations	(6,627)	(46,085)	(35,485)
Gain on sale of debt securities	—	(19,840)	—
Loan loss and other investment reserves, net of recoveries	564	6,722	17,751
Gain on sale of investments in marketable securities	(4,940)	(4,866)	(490)
(Gain) loss on early extinguishment of debt	6,978	(904)	1,900
Deferred rents receivable	(66,079)	(87,230)	(47,223)
Other non-cash adjustments	(15,229)	2,385	(749)
Changes in operating assets and liabilities:
Restricted cash—operations	(13,812)	(681)	4,513
Tenant and other receivables	(10,998)	(4,720)	271
Related party receivables	(3,529)	2,461	2,398
Deferred lease costs	(48,368)	(38,412)	(42,035)
Other assets	(35,932)	4,029	4,860
Accounts payable, accrued expenses and other liabilities	9,389	10,704	(3,706)
Deferred revenue and land leases payable	3,413	5,586	(2,242)

Net cash provided by operating activities	353,743	312,860	321,058

Investing Activities
Acquisitions of real estate property	(544,568)	(446,756)	(270,614)
Additions to land, buildings and improvements	(148,148)	(159,100)	(108,145)
Escrowed cash—capital improvements/acquisition deposits	(70,080)	29,281	(40,215)
Investments in unconsolidated joint ventures	(215,174)	(109,920)	(87,844)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	127,876	112,359	52,920
Net proceeds from disposition of real estate/joint venture interest	178,485	160,548	623,121
Other investments	(32,413)	12,186	32,607
Debt and preferred equity and other investments, net of repayments/participations	(466,371)	(338,195)	(183,015)

Net cash (used in) provided by investing activities	(1,170,393)	(739,597)	18,815

Financing Activities
Proceeds from mortgages and other loans payable	1,230,167	826,000	168,360
Repayments of mortgages and other loans payable	(688,065)	(765,378)	(149,832)
Proceeds from revolving credit facility and senior unsecured notes	1,751,480	1,901,068	670,992
Repayments of revolving credit facility and senior unsecured notes	(1,581,554)	(2,043,144)	(1,046,626)
Proceeds from stock options exercised and DRIP issuance	112,743	10,211	14,535
Net proceeds from sale of common stock	201,279	516,168	—
Net proceeds from sale of preferred stock	221,965	—	122,041
Redemption of preferred stock	(200,013)	—	—
Purchases of treasury stock	(14,150)	(5,486)	—
Distributions to noncontrolling interests in other partnerships	(21,946)	(143,578)	(13,489)
Contributions from noncontrolling interests in other partnerships	25,894	—	2,788
Redemption of noncontrolling interests in operating partnership	—	—	(13,012)
Distributions to noncontrolling interests in operating partnership	(3,296)	(727)	(511)
Dividends paid on common and preferred stock	(121,238)	(63,866)	(58,984)
Other obligations related to mortgage loan participations	5,000	35,850	—
Deferred loan costs and capitalized lease obligation	(49,824)	(35,019)	(47,020)

Net cash provided by (used in) financing activities	868,442	232,099	(350,758)

Net increase (decrease) in cash and cash equivalents	51,792	(194,638)	(10,885)
Cash and cash equivalents at beginning of period	138,192	332,830	343,715

Cash and cash equivalents at end of period	$189,984	$138,192	$332,830

Supplemental cash flow disclosures
Interest paid	$320,849	$275,106	$222,904
Income taxes paid	$17	$138	$1,041

        In December 2012, 2011 and 2010, the Company declared quarterly distributions per share of $0.33, $0.25 and $0.10, respectively. These distributions were paid in January 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2012

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

        Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2012, noncontrolling investors held, in the aggregate, a 2.94% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 14, "Noncontrolling Interests in Operating Partnership."

        Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

        As of December 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.8%
	Unconsolidated properties	9	5,934,434	95.0%
Suburban	Consolidated properties	25	3,863,000	79.9%
	Unconsolidated properties	5	1,539,700	84.7%

		66	29,685,079	91.7%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2012, we also owned investments in 15 stand-alone retail properties encompassing approximately 473,764 square feet, 16 development properties encompassing approximately 2,617,491 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet), two land interests and 31 west coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

1. Organization and Basis of Presentation (Continued)

square feet. As of December 31, 2012, we also held debt and preferred equity investments with a book value of $1.4 billion.

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

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments. See Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures." All significant intercompany balances and transactions have been eliminated.

        We consolidate a variable interest entity, or VIE, in which we are considered a primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets for the years ended December 31, 2012 and 2011 are approximately $607.4 million and $446.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets for the years ended December 31, 2012 and 2011 are approximately $379.6 million and $279.3 million, respectively, related to our consolidated VIEs.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

Investment in Commercial Real Estate Properties

        Real estate properties are presented at cost less accumulated depreciation and amortization. Costs directly related to the development or redevelopment of properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying value or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4, "Property Dispositions and Assets Held for Sale."

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

        Depreciation expense (including amortization of the capital lease asset) amounted to approximately $306.8 million, $254.5 million and $207.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments. During 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. These charges are included in depreciable real estate reserves in the consolidated statements of income. See Note 6, "Investments in Unconsolidated Joint Ventures." We do not

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

believe that the values of any of our consolidated properties or equity investments were impaired at December 31, 2012.

        A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the consolidated statements of income from the date of acquisition.

        FASB guidance requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. As such, we expense acquisition-related transaction costs as incurred, which are included in transaction related costs on our consolidated statements of income.

        When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of income.

        We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases is amortized over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

        We recognized an increase of approximately $10.5 million, $19.8 million and $22.7 million in rental revenue for the years ended December 31, 2012, 2011 and 2010, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.8 million, $5.9 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$725,861	$673,495
Accumulated amortization	(263,107)	(193,442)

Net	$462,754	$480,053

Identified intangible liabilities (included in deferred revenue):
Gross amount	$651,921	$622,029
Accumulated amortization	(357,225)	(290,893)

Net	$294,696	$331,136

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue or depreciation expense), for each of the five succeeding years is as follows (amounts in thousands):

2013	$(268)
2014	390
2015	1,223
2016	3,415
2017	3,273

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (amounts in thousands):

2013	$16,622
2014	12,887
2015	8,843
2016	5,556
2017	4,445

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

        We determined the fair value of our current investments in marketable securities using Level 1, Level 2 and Level 3 inputs. Additionally, we determined the valuation allowance for loan losses based on Level 3 inputs. See Note 5, "Debt and Preferred Equity Investments."

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

  •
  Debt and preferred equity investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See "Reserve for Possible Credit Losses" below regarding valuation allowances for loan losses.

  •
  Derivative instruments:  The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well recognized financial principles and reasonable estimates about relevant future market conditions.

  •
  Mortgage and other loans payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

Investment in Marketable Securities

        We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at December 31, 2012 and 2011 is approximately $3.3 million and $6.9 million, respectively, in net unrealized gains related to marketable securities.

        During the years ended December 31, 2012, 2011 and 2010, we disposed of certain of our marketable securities for aggregate net proceeds of $6.8 million, $6.2 million and $2.8 million and realized gains of $4.9 million, $4.5 million and $1.9 million, respectively, which are included in gain (loss) on investment in marketable securities on the consolidated statements of income. During the years ended December 31, 2011 and 2010, we sold $22.5 million and $41.9 million of Level 3 securities and realized a gain of $0.4 million and a loss of $1.1 million, respectively, which are also included in gain (loss) on investment in marketable securities on the consolidated statements of income. There were no sales of Level 3 securities during the year ended December 31, 2012.

        The cost of bonds and marketable securities sold was determined using the specific identification method.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

        At December 31, 2012 and 2011, we held the following marketable securities (amounts in thousands):

	December 31,
	2012	2011
Level 1—Equity marketable securities	$2,202	$8,065
Level 2—Commercial mortgage-backed securities	15,575	13,369
Level 3—Rake bonds	3,652	3,889

Total marketable securities available-for-sale	$21,429	$25,323

        The cost basis of the Level 3 securities was $3.7 million and $3.9 million at December 31, 2012 and 2011, respectively. The Level 3 securities mature at various times through 2030.

Investments in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these non-VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the joint venture term or 10 years where the joint venture has an infinite life. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $218.4 million which we guarantee at two joint ventures and performance guarantees under a master lease at another joint venture. See Note 6, "Investments in Unconsolidated Joint Ventures."

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly-owned properties. Approximately $11.0 million, $9.6 million and $8.6 million of their compensation for

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

the years ended December 31, 2012, 2011 and 2010, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

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

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, management records amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheet is net of such allowance.

        In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

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

        Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income and principal becomes doubtful. Interest income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

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

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

between the carrying amount of an asset and the calculated value of the collateral is charged to expense. The write off of the reserve balance is called a charge off. We recorded loan loss reserves of $3.0 million, $10.9 million and $19.8 million on investments being held to maturity during the years ended December 31, 2012, 2011 and 2010, respectively. During 2010, we recorded loan loss reserves and charge-offs of $1.0 million against our held for sale investment. We also recorded recoveries of approximately $2.4 million, $4.4 million and $3.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries in the accompanying consolidated statements of income.

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

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future elect, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRSs generate income, resulting in Federal and state income tax liability for these entities. Our TRSs recorded Federal, state and local tax provision of zero, zero and $0.9 million during the years ended December 31, 2012, 2011 and 2010, respectively, and made estimated tax payments of zero, $0.1 million and $1.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

December 31, 2012

2. Significant Accounting Policies (Continued)

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

Stock-Based Employee Compensation Plans

        We have a stock-based employee compensation plan, described more fully in Note 13, "Equity."

        Our stock options are recorded at fair value at the time of issuance. Fair value of the stock options is determined using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

        For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of our board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

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

Earnings per Share

        We present both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. This also includes units of limited partnership interest. The dilutive effect of the outstanding nonvested shares of common stock, or nonvested shares, and restricted stock units, or RSUs, that have not yet been granted, but are contingently issuable under the share-based compensation, programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island,

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

2. Significant Accounting Policies (Continued)

Westchester County, Connecticut, Northern New Jersey and the west coast. The tenants located in our buildings operate in various industries. Other than three tenants who account for approximately 6.9%, 6.4% and 6.0% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 1.9% of our annualized cash rent, including our share of joint venture annualized rent, at December 31, 2012. Approximately 10%, 8%, 7% and 6% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the year ended December 31, 2012. Approximately 10%, 8%, 7% and 7% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 919 Third Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the year ended December 31, 2011. Approximately 10%, 9%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2010. In addition, two debt and preferred equity investments accounted for more than 10.0% of the income earned on debt and preferred equity investments during 2012. As of December 31, 2012, approximately 74.8% of our workforce is covered by three collective bargaining agreements. Approximately 77.2% of our workforce which services substantially all of our properties is covered by a collective bargaining agreement which expires in 2015. See Note 15, "Employee Benefits."

Reclassification

        Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

        In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements. The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements. This guidance was effective as of the first quarter of 2012, and its adoption did not have a material impact on our consolidated financial statements.

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

        In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance is effective for calendar year-end public companies in 2013 beginning in the first quarter and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Property Acquisitions

2012 Acquisitions

        In December 2012, we acquired a 68,000 square foot (unaudited) mixed use retail, office and residential building located at 131-137 Spring Street for $122.3 million. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

        In December 2012, we acquired the aggregate 42,000 square foot (unaudited) vacant retail buildings located at 985-987 Third Avenue for $18.0 million.

        In October 2012, we, along with Stonehenge Partners, acquired a 99-year leasehold position covering an 82,250 square foot, 96 unit residential building located at 1080 Amsterdam Avenue which we plan to redevelop into luxury residential units.

        In September 2012, we acquired the aggregate 267,000 square foot (unaudited) office buildings located at 635 and 641 Sixth Avenue for $173.0 million.

        In June 2012, we acquired a 215,000 square foot (unaudited) office building located at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.

        In October 2011, we formed a joint venture with Stonehenge Partners and, in January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of the issuance of $47.6 million aggregate liquidation preference of 4.5% Series G preferred units of limited partnership interest of the Operating Partnership. Simultaneous with the closing, we financed the multifamily component, which encompasses 385 units and 488,000 square feet (unaudited), with an aggregate 12-year $100.0 million fixed rate mortgage which bears interest at 4.125% and one of the retail properties financed with a 5-year $8.5 million fixed rate mortgage which bears interest at 3.75%. We hold an 80% interest in this joint venture which we consolidate as it is a VIE and we have been designated as the primary beneficiary.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Property Acquisitions (Continued)

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

	635-641 Sixth Avenue	304 Park Avenue South	Stonehenge Properties
Land	$69,848	$54,189	$65,533
Building and building leasehold	104,474	75,619	128,457
Above market lease value	—	2,824	594
Acquired in-place leases	7,727	8,265	9,573
Other assets, net of other liabilities	—	—	2,190

Assets acquired	182,049	140,897	206,347

Fair value adjustment to mortgage note payable	—	—	—
Below market lease value	9,049	5,897	13,239

Liabilities assumed	9,049	5,897	13,239

Purchase price allocation	$173,000	$135,000	$193,108

Net consideration funded by us at closing	$173,000	$135,000	$78,121

Equity and/or debt investment held	$—	$—	$—

Debt assumed	$—	$—	$—

2011 Acquisitions

        In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square foot (unaudited) office building for approximately $80.0 million, inclusive of the issuance of $2.0 million, aggregate liquidation preference of 6.0% Series H preferred units of limited partnership interest of the Operating Partnership.

        In November 2011 we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million square foot (unaudited) Class A office tower. The consideration for our 49.9% stake in the joint venture included $41.0 million in cash and common units of limited partnership interest of the Operating Partnership valued at $31.7 million. The transaction valued the property at $442.3 million. In connection with the issuance of these Operating Partnership units, we recorded an $8.3 million fair value adjustment due to changes in our stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280 million mortgage. We consolidate this joint venture, which is a VIE in which we have been designated as the primary beneficiary, due to the control we exert over leasing activities at the property.

        In May 2011, we acquired a substantial ownership interest in the 205,000 square foot (unaudited) office condominium at 110 East 42nd Street, along with control of the asset. We had previously provided a $16.0 million senior mezzanine loan as part of our sale of the condominium unit in 2007. The May 2011 transaction included a consensual modification of that loan. In conjunction with the transaction, we successfully restructured the in-place mortgage financing, which had previously been in default.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Property Acquisitions (Continued)

        In April 2011, we purchased SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ's, 31.5% economic interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square foot (unaudited) building. The transaction valued the consolidated interests at $1.23 billion. This valuation was based on a negotiated sales agreement and took into consideration such factors as whether this was a distressed sale and whether a minority discount was warranted. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.

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

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2011 acquisitions (amounts in thousands):

	51 East 42nd Street	180 Maiden Lane	110 East 42nd Street	1515 Broadway	521 Fifth Avenue
Land	$44,095	$191,523	$34,000	$462,700	$110,100
Building	33,470	233,230	46,411	707,938	146,686
Above market lease value	5,616	7,944	823	18,298	3,318
Acquired in-place leases	4,333	29,948	5,396	98,661	23,016
Other assets, net of other liabilities	—	—	—	27,127	—

Assets acquired	87,514	462,645	86,630	1,314,724	283,120

Fair value adjustment to mortgage note payable	—	—	—	(3,693)	—
Below market lease value	7,514	20,320	2,326	84,417	25,977

Liabilities assumed	7,514	20,320	2,326	80,724	25,977

Purchase price allocation	$80,000	$442,325	$84,304	$1,234,000	$257,143

Net consideration funded by us at closing	$81,632	$81,835	$2,744	$259,228	$70,000

Equity and/or debt investment held	—	—	$16,000	$40,942	$41,432

Debt assumed	$—	$—	$65,000	$458,767	$140,000

2010 Acquisitions

        In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot (unaudited) office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property. Our initial investment totaled $40.9 million, which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy Capital

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

3. Property Acquisitions (Continued)

Corp. (NYSE: GKK), or Gramercy, in the summer of 2007. At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing. Gramercy declined to fund its share of this capital and instead transferred its interests in the investment to us at closing. The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR. The restructured mortgage, which was scheduled to mature in January 2013, was repaid in March 2011.

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

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2010 acquisitions (amounts in thousands):

	100 Church Street	125 Park Avenue	Gramercy	Williamsburg
Land	$32,494	$120,900	$501,021	$6,200
Building	86,806	201,726	—	10,158
Above market lease value	118	11,282	23,178	2,304
Acquired in-place leases	17,380	28,828	217,312	—
Restricted cash	53,735	—	—	—

Assets acquired	190,533	362,736	741,511	18,662

Fair value adjustment to mortgage note payable	—	12,147	22,806	—
Below market lease value	8,025	20,589	—	277
Other liabilities, net of other assets	1,674	—	2,091	—

Liabilities assumed	9,699	32,736	24,897	277

Purchase price allocation	$180,834	$330,000	$716,614	$18,385

Net consideration funded by us at closing	$15,000	$183,750	$86,864	$18,385

Equity and/or debt investment held	$40,938	$—	$111,751	$—

Debt assumed	$139,672	$146,250	$265,604	$—

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

4. Property Dispositions and Assets Held for Sale

        In October 2012, we entered into an agreement to sell the property located at 44 West 55th Street for $6.3 million. This transaction closed on February 6, 2013.

        In February 2012, we sold our leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale which is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In May 2011, we sold our 359,000 square foot (unaudited) property located at 28 West 44th Street for $161.0 million. We recognized a gain of $46.1 million on the sale.

        In September 2010, we sold our 292,000 square foot (unaudited) property located at 19 West 44th Street in Manhattan for $123.2 million. We recognized a gain on the sale of approximately $35.5 million which is net of a $0.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        Discontinued operations includes the results of operations of real estate assets sold prior to, or held for sale as of December 31, 2012. This includes 19 West 44th Street, which was sold in September 2010, 28 West 44th Street, which was sold in May 2011, 292 Madison Avenue, which was sold in February 2012, and 44 West 55th Street, which is held for sale.

        The following table summarizes income from discontinued operations for the years ended December 31, 2012, 2011 and 2010, respectively (amounts in thousands).

	Year Ended December 31,
	2012	2011	2010
Revenues
Rental revenue	$3,357	$12,636	$22,912
Escalation and reimbursement revenues	31	873	4,683
Other income	8,189	60	881

Total revenues	11,577	13,569	28,476

Operating expense	714	1,654	7,403
Real estate taxes	95	1,033	4,776
Transaction related costs	160	—	—
Interest expense, net of interest income	1,410	4,253	2,998
Amortization of deferred financing costs	—	172	883
Depreciation and amortization	82	676	5,326
Marketing, general and administrative and transaction related costs	—	1	26

Total expenses	2,461	7,789	21,412

Net income from discontinued operations	$9,116	$5,780	$7,064

5. Debt and Preferred Equity Investments

        During the years ended December 31, 2012 and 2011, our debt and preferred equity investments (net of discounts) increased approximately $672.9 million and $622.5 million, respectively, due to originations, purchases,

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

5. Debt and Preferred Equity Investments (Continued)

accretion of discounts and paid-in-kind interest. We recorded approximately $298.7 million and $589.4 million in repayments, participations, sales and foreclosures and loan loss reserves of $3.0 million and $10.9 million during those periods, respectively, which offset the increases in debt and preferred equity investments.

        As of December 31, 2012 and 2011, we held the following debt investments with an aggregate weighted average current yield of approximately 9.79% at December 31, 2012 (amounts in thousands):

Loan Type	December 31, 2012 Senior Financing	December 31, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Maturity Date
Other Loan	$15,000	$3,500	$3,500	September 2021
Mortgage/Mezzanine Loan(1)	1,109,000	115,804	108,817	March 2017
Mezzanine Loan	165,000	71,067	40,375	November 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mortgage/Mezzanine Loan	169,212	46,496	46,416	May 2016
Mezzanine Loan	177,000	15,906	17,112	May 2016
Mezzanine Loan	205,000	66,544	64,973	February 2016
Mortgage(2)	—	218,068	—	—
Junior Participation(3)(4)	—	—	8,725	—
Junior Participation(4)(5)	—	—	11,000	—

Total fixed rate	$1,973,212	$586,385	$349,918

Mezzanine Loan(6)	$81,000	$34,940	$34,940	October 2016
Mezzanine Loan	55,000	35,000	35,000	July 2016
Mezzanine Loan(7)	92,711	56,289	—	December 2015
Mortgage/Mezzanine Loan(8)	—	47,679	—	February 2015
Mortgage	—	15,000	—	September 2014
Mezzanine Loan	170,000	60,000	60,000	August 2014
Mortgage/Mezzanine Loan(9)	330,000	132,000	30,747	July 2014
Mezzanine Loan(10)	62,500	37,500	—	July 2014
Mezzanine Loan(11)	75,000	7,650	7,650	July 2013
Junior Participation(4)	60,250	10,875	10,875	June 2013
Mezzanine Loan	—	—	10,000	—
Mortgage(12)	—	—	3,000	—
Mezzanine Loan(13)	—	—	8,392	—
Mortgage(14)	—	—	86,339	—
Other Loan	—	—	3,196	—

Total floating rate	$926,461	$436,933	$290,139

Total	2,899,673	1,023,318	640,057
Loan loss reserve(4)	—	(7,000)	(19,125)	—

	$2,899,673	$1,016,318	$620,932

(1)
Interest is added to the principal balance for this accrual only loan. In January 2013, we sold 50% of the mezzanine loan at 97% of the accrued balance. See Note 22, "Subsequent Events."

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

5. Debt and Preferred Equity Investments (Continued)

(2)
In November 2012, we acquired this non-performing loan with an original balance of $219.0 million, which accrues interest at its default rate. We are recognizing income at the original contractual rate.

(3)
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

(6)
As of December 31, 2012, we were committed to fund an additional $15.1 million in connection with this loan.

(7)
As of December 31, 2012, we were committed to fund an additional $28.7 million in connection with this loan.

(8)
As of December 31, 2012, we were committed to fund an additional $11.0 million in connection with this loan.

(9)
As a result of the acquisition of the remaining 50% interest in November 2011 in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street, we have reclassified our investment as a debt investment. See Note 6, "Investments in Unconsolidated Joint Ventures." As part of the restructuring and refinancing of the related senior mortgage in July 2012, our outstanding investment in the amount of $49.9 million was repaid in full at maturity and we also entered into a loan participation in the amount of $182.0 million on the $462.0 million outstanding senior mortgage which maturity was extended to July 2014. In September 2012, we sold $50 million of our interest in the senior mortgage to a third party.

(10)
In November 2012, we entered into a loan participation agreement in the amount of $5.0 million on a $37.5 million mortgage. As a result of the transfer not meeting the conditions for sale accounting, the portion that was participated out has been recorded in other liabilities in the accompanying consolidated balance sheet.

(11)
In November 2011, we entered into a loan participation agreement in the amount of $7.4 million on a $15.0 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(12)
In June 2011, we funded an additional $5.5 million and extended the maturity date of this loan to February 2013. In September 2011, we entered into a loan participation in the amount of $28.5 million on a $31.5 million mortgage and assigned our right as servicer to a third party. In December 2012, the outstanding loan balance, including the participation interest, was paid off.

(13)
In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 4 to the next table. This mezzanine loan was on non-accrual status as of January 2012. In June 2012, we acquired an additional 38.6% participation interest in this mezzanine loan. As a result of this acquisition, we had complete control over this position and could, therefore, control any restructuring. On July 26, 2012, the mezzanine holders foreclosed out the equity position and as a result, we consolidated the operations of this investment in August and September 2012. In September 2012, we, together with Blackstone Real Estate Partners VII, or Blackstone, Gramercy Capital Corp. and Square Mile Capital Management LLC, formed a joint venture to recapitalize the underlying portfolio of west coast office properties and restructure the senior and mezzanine loans that expired in August 2012. We contributed our debt and preferred equity investment to the joint venture, and accounted for our investment under the equity method as of September 28, 2012 because we no longer controlled the joint venture. We own a 27.63% ownership interest in the joint venture. Blackstone, which has a 56.3% ownership interest in the joint venture, will oversee the portfolio's management and leasing activities through its Equity Office Properties affiliate. See Note 6, "Investments in Unconsolidated Joint Ventures."

(14)
We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds. This loan was not repaid on its maturity date and was placed in receivership. The entity that held the property which served as collateral for our loan position was determined to be a VIE under a reconsideration event and we were determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012. In November 2012, the entity that held the property sold the property for $100.0 million (£62.5 million), at which time our note was repaid and we recognized additional income of $8.9 million on the sale of the note.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

5. Debt and Preferred Equity Investments (Continued)

Preferred Equity Investments

        As of December 31, 2012 and 2011, we held the following preferred equity investments with an aggregate weighted average current yield of approximately 10.12% at December 31, 2012 (amounts in thousands):

Type	December 31, 2012 Senior Financing	December 31, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$926,260	$210,918	$203,080	July 2016
Preferred equity(1)(2)	57,087	19,136	—	April 2016
Preferred equity	70,000	10,000	—	October 2014
Preferred equity(1)(3)	480,000	100,831	141,980	July 2014
Preferred equity(1)(4)(5)	—	—	51,000	—
Loan loss reserve(5)	—	—	(31,050)	—

	$1,533,347	$340,885	$365,010

(1)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)
As of December 31, 2012, we are committed to fund an additional $6.5 million on this loan.

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

(4)
This investment was on non-accrual status. In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity in 2011. In June 2012, we acquired 100% of the interests in the most senior preferred equity position. In September 2012, we reclassified our debt and preferred equity investments, inclusive of related reserves, as investments in unconsolidated joint ventures as part of the recapitalization and refinancing transaction discussed in note 13 of the prior table.

(5)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

        The following table is a rollforward of our total loan loss reserves at December 31, 2012, 2011 and 2010 (amounts in thousands):

	2012	2011	2010
Balance at beginning of year	$50,175	$61,361	$93,844
Expensed	3,000	10,875	24,418
Recoveries	(2,436)	(4,370)	(3,662)
Charge-offs and reclassifications	(43,739)	(17,691)	(53,239)

Balance at end of period	$7,000	$50,175	$61,361

        At December 31, 2012, 2011 and 2010 all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

        We have determined that we have one portfolio segment of financing receivables at December 31, 2012 and 2011 comprising commercial real estate which is primarily recorded in debt and preferred equity investments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

5. Debt and Preferred Equity Investments (Continued)

Included in other assets is an additional amount of financing receivables totaling approximately $121.3 million at December 31, 2012 and $108.7 million at December 31, 2011. The nonaccrual balance of financing receivables at December 31, 2012 and 2011 was zero and $102.6 million, respectively. No financing receivables were 90 days past due at December 31, 2012. The recorded investment for financing receivables past due 90 days associated with two financing receivables was $17.3 million at December 31, 2011. All financing receivables are individually evaluated for impairment.

        The following table presents impaired loans, which may include non-accrual loans, as of December 31, 2012 and 2011, respectively (amounts in thousands):

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$106,623	$83,378	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	7,000	86,121	81,475	50,175

Total	$10,750	$10,750	$7,000	$192,744	$164,853	$50,175

        The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the years ended December 31, 2012 and 2011, respectively (amounts in thousands):

	Year Ended December 31,
	2012	2011
Average recorded investment in impaired loans	$50,231	$191,288
Investment and preferred equity income recognized	3,712	9,554

        On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6. Investment in Unconsolidated Joint Ventures

        We have investments in several real estate joint ventures with various partners, including CIF, SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone, Gramercy Capital Corp. (NYSE: GKK), or Gramercy, Square Mile Capital Management LLC, or Square Mile, Plaza Global Real Estate Partners LP or Plaza, as well as private investors. All the investments below are voting interest entities, except for 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these three VIEs was $117.7 million and $161.9 million at December 31, 2012 and 2011, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

review of each joint venture or LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture's tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

        The table below provides general information on each of our joint ventures as of December 31, 2012 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue(9)	Sutton/Nakash	10.92%	10.92%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	107,500
The Meadows(2)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(3)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(4)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street(5)	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(6)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(7)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(8)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500
33 Beekman(10)	Harel/Naftali	45.90%	45.90%	145	08/12	31,000
West Coast office portfolio(11)	Blackstone/SquareMile/ Gramercy	27.63%	27.63%	4,474	09/12	880,103
521 Fifth Avenue(12)	Plaza	50.50%	50.50%	460	11/12	315,000
21 East 66th Street(13)	Private Investors	32.28%	32.28%	17	12/12	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	12/12	45,000

(1)
Acquisition price represents the actual or implied gross purchase price for the joint venture.

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

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

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

(6)
We issued 306,296 operating partnership units in connection with this investment. We had an obligation to fund an additional $47.5 million to the joint venture, of which $46.8 million has been funded as of December 31, 2012. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which bore interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011. In September 2012, the joint venture sold to Young & Rubicam, Inc. a portion of the property, generally floors three through eight, through a condominium form of ownership, or Y&R units, for $143.6 million. As the joint venture has an option to repurchase the Y&R unit, no gain was recognized as a result of this transaction.

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

(9)
In June 2012, this retail condominium was recapitalized. The recapitalization triggered a promote which resulted in a reduction of our economic interest. In addition, we sold 50% of our remaining interest at a property valuation of $617.6 million. We recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million, which is net of a $1.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

(10)
The joint venture acquired the fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace University.

(11)
In September 2012, the Company, together with an affiliate of Blackstone, Gramercy and Square Mile, formed a joint venture to recapitalize a 31-property, 4.5-million-square-foot West Coast office portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio's management and leasing. Prior to the recapitalization, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. The new joint venture extended the $678.8 million mortgage secured by the portfolio for a term of 2 years with a 1-year extension option. In addition, the joint venture entered into a new $68.0 million mezzanine loan for a term of 2 years. See Note 5, "Debt and Preferred Equity Investments."

(12)
In November 2012, we sold our 49.5% partnership interest in 521 Fifth Avenue to Plaza Global Real Estate Partners for a gross valuation price of $315.0 million for this property. We recognized a gain of $19.4 million on the sale which is net of a $1.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. This gain is included in equity in net gain on sale of interest in unconsolidated joint venture / real estate on the consolidated statement of income. We also refinanced the existing $150.0 million loan with a $170.0 million 7-year mortgage loan which bears interest at 220 basis points over LIBOR. Following the sale, we deconsolidated the entity effective November 30, 2012 and accounted our investment under the equity method because of lack of control.

(13)
We hold a 32.28% interest in the three retail and 2 residential units and a 16.14% in four residential units.

        In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption by the purchaser of $315.0 million of existing debt. We recognized a gain of $1.0 million on the sale of this property.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

        In April 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 379 Broadway for $48.5 million, inclusive of the fee position which was acquired for $13.5 million. We recognized a gain on sale of this investment of $6.5 million.

        In March 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 141 Fifth Avenue for $46.0 million. We recognized a gain on sale of this investment of $7.3 million which is net of a $1.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In November 2011, we acquired the remaining 50% interest in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street. As we own 100% of this investment, we have reclassified it and recorded it as a debt investment. See Note 5, "Debt and Preferred Equity Investments."

        In August 2011, we sold our 10% interest in the joint venture that held 1551-1555 Broadway for approximately $9.7 million. We recognized a gain of $4.0 million on the sale.

        In May 2010, Green Hill Acquisition LLC, our wholly owned subsidiary, sold its 45% beneficial interest in the property located at 1221 Avenue of the Americas for total consideration of $577.4 million, of which approximately $95.9 million represented payment for existing reserves and the assumption of our pro-rata share of in-place financing. The sale generated proceeds to us of approximately $500.9 million. We recognized a gain of approximately $126.8 million on the sale of our interest, which is net of a $4.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

collateralized by the respective joint venture properties and assignment of leases at December 31, 2012 and 2011, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2012	December 31, 2011
717 Fifth Avenue(2)	06/2024	9.00%	$294,509	$—
717 Fifth Avenue(2)	07/2022	4.45%	300,000	—
388 and 390 Greenwich Street(3)	12/2017	3.20%	996,082	1,106,757
315 West 36th Street	12/2017	3.04%	25,000	—
800 Third Avenue	08/2017	6.00%	20,910	20,910
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
1745 Broadway	01/2017	5.68%	340,000	340,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
280 Park Avenue	06/2016	6.57%	710,000	710,000
11 West 34th Street	01/2016	4.82%	17,491	17,761
7 Renaissance	02/2015	10.00%	856	—
100 Park Avenue	09/2014	6.64%	212,287	214,625
21 East 66th Street	04/2013	5.63%	12,000	—
1604-1610 Broadway(4)	—	5.66%	27,000	27,000
One Court Square	—	—	—	315,000
141 Fifth Avenue	—	—	—	25,000

Total fixed rate debt			$3,219,885	$3,040,803

21 East 66th Street	06/2033	2.88%	$2,033	$—
521 Fifth Avenue(5)	11/2019	2.41%	170,000	—
388 and 390 Greenwich Street(3)	12/2017	1.36%	142,297	31,622
600 Lexington Avenue	10/2017	2.32%	124,384	125,000
33 Beekman(6)	08/2017	2.96%	18,362	—
10 East 53rd Street	02/2017	2.71%	125,000	—
724 Fifth Avenue	01/2017	2.56%	120,000	—
Other loan payable	06/2016	1.11%	30,000	30,000
3 Columbus Circle(7)	04/2016	2.45%	247,253	254,896
The Meadows(8)	09/2015	7.75%	57,000	84,698
747 Madison Avenue	10/2014	3.00%	33,125	33,125
West Coast office portfolio	09/2014	3.96%	745,025	—
180/182 Broadway(9)	12/2013	2.96%	71,524	30,722
16 Court Street	10/2013	2.71%	84,916	85,728
1552 Broadway(10)	08/2013	3.21%	113,869	95,405
27-29 West 34th Street(11)	05/2013	2.21%	53,375	53,900
717 Fifth Avenue(2)	—	—	—	245,000
379 West Broadway(12)	—	—	—	20,991

Total floating rate debt			$2,138,163	$1,091,087

Total mortgages and other loan payable			$5,358,048	$4,131,890

(1)
Effective weighted average interest rate for the year ended December 31, 2012.

(2)
This loan was repaid in June 2012 and was replaced with a $300.0 million mortgage and a $290.0 million mezzanine loan. See Note 9 of the prior table.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

(3)
Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $72.0 million of the mortgage and $70.3 million of the mezzanine loan which are floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will be required to perform under this guarantee.

(4)
This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.

(5)
In connection with the sale of our 49.5% membership interest in the entity, the existing loan was refinanced with a $170.0 million 7-year mortgage. As we no longer controlled the entity, we deconsolidated the entity effective November 30, 2012. See Note 12 of prior table.

(6)
This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for their pro rata share of the recourse guarantee. A portion of the guarantee burns off upon the joint venture reaching certain milestones.We believe it is unlikely that we will be required to perform under this guarantee.

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

(8)
As a result of the refinancing and restructuring in August 2012, we replaced the existing loan with a $60.0 million, 3-year mortgage, of which $3.0 million was unfunded as of December 31, 2012, and recognized additional income of $10.8 million due to the repayment of the previous mortgage at a discount.

(9)
This loan has a committed amount of $90.0 million.

(10)
This loan has a committed amount of $125.0 million.

(11)
In April 2012, this loan was extended by 1-year.

(12)
This property was sold in April 2012 and the mortgage was repaid at a discount.

        We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $7.9 million, $8.6 million and $5.8 million from these services for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

        The combined balance sheets for the unconsolidated joint ventures, at December 31, 2012 and 2011, are as follows (amounts in thousands):

	2012	2011
Assets
Commercial real estate property, net	$6,910,991	$5,699,113
Other assets	728,113	599,596

Total assets	$7,639,104	$6,298,709

Liabilities and members' equity
Mortgages and other loans payable	$5,358,048	$4,131,890
Other liabilities	406,929	250,925
Members' equity	1,874,127	1,915,894

Total liabilities and members' equity	$7,639,104	$6,298,709

Company's net investment in unconsolidated joint ventures	$1,032,243	$893,933

        The combined statements of income for the unconsolidated joint ventures, from acquisition date through three years ended December 31, 2012 are as follows (amounts in thousands):

	2012	2011	2010
Total revenues	$511,157	$480,935	$593,159

Operating expenses	83,697	75,513	94,515
Real estate taxes	53,613	51,511	66,588
Transaction related costs	2,044	2,665	1,105
Interest	231,215	223,400	224,766
Depreciation and amortization	166,336	137,070	141,284

Total expenses	536,905	490,159	528,258

Gain on early extinguishment of debt	21,421	—	—

Net (loss) income before gain on sale	$(4,327)	$(9,224)	$64,901

Company's equity in net income of unconsolidated joint ventures	$76,418	$1,583	$39,607

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

        At December 31, 2012, we held 0.7 million shares, or approximately 1.3% of Gramercy's common stock. Our total investment of approximately $2.2 million is based on the market value of our common stock investment in Gramercy at December 31, 2012. As we no longer have any significant influence over Gramercy, we account for

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

6. Investment in Unconsolidated Joint Ventures (Continued)

our investment as available-for-sale securities. During 2012, we sold 2.5 million shares for net proceeds of $6.8 million and realized gains of $4.9 million. During 2011, we sold 2.1 million shares of Gramercy common stock and realized a gain of approximately $4.5 million on the sale. These gains were reclassified out of accumulated other comprehensive loss.

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

        Effective June 2012, the first and third leases were amended and replaced with a new lease for approximately 8,100 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $345,000 for year one increasing to $357,000 in year three.

        Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7. Deferred Costs

        Deferred costs at December 31, 2012 and 2011 consisted of the following (amounts in thousands):

	2012	2011
Deferred financing	$152,596	$113,620
Deferred leasing	285,931	238,394

	438,527	352,014
Less accumulated amortization	(177,382)	(141,228)

Deferred costs, net	$261,145	$210,786

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Mortgages and Other Loans Payable

        The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2012 and 2011, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	December 31, 2012	December 31, 2011
400 East 57th Street	02/2024	4.13%	$70,000	$—
400 East 58th Street	02/2024	4.13%	30,000	—
919 Third Avenue(2)	06/2023	5.12%	500,000	500,000
100 Church	07/2022	4.68%	230,000	—
One Madison Avenue	05/2020	5.91%	607,678	626,740
Other loan payable(3)	09/2019	8.00%	50,000	50,000
885 Third Avenue	07/2017	6.26%	267,650	267,650
2 Herald Square	04/2017	5.36%	191,250	191,250
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,371	—
Landmark Square	12/2016	4.00%	84,486	86,000
420 Lexington Avenue(4)	09/2016	7.50%	184,992	187,182
500 West Putnam	01/2016	5.52%	24,060	24,563
625 Madison Avenue	11/2015	7.22%	125,603	129,098
711 Third Avenue	06/2015	4.99%	120,000	120,000
125 Park Avenue	10/2014	5.75%	146,250	146,250
609 Partners, LLC(5)	07/2014	5.00%	23	31,721
220 East 42nd Street	11/2013	5.25%	185,906	190,431
609 Fifth Avenue(10)	—	—	—	94,963
673 First Avenue(11)	—	—	—	29,906
110 East 42nd Street(12)	—	—	—	65,000
292 Madison Avenue(13)	—	—	—	59,099

Total fixed rate debt			$3,457,769	$3,431,353

1515 Broadway(6)	04/2018	3.60%	$769,813	$450,363
180 Maiden Lane(7)	11/2016	2.42%	271,215	279,332
Master repurchase(14)	09/2013	3.21%	116,667	—
Other loan payable(8)	—	—	—	62,792
521 Fifth Avenue(9)	—	—	—	150,000

Total floating rate debt			$1,157,695	$942,487

Total mortgages and other loans payable			$4,615,464	$4,373,840

(1)
Effective average interest rate for the year ended December 31, 2012.

(2)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.9 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(3)
This loan is secured by a portion of a preferred equity investment.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

8. Mortgages and Other Loans Payable (Continued)

(4)
We increased this loan by $40.0 million in March 2011.

(5)
As part of an acquisition, we issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of December 31, 2012, 63.8 million Series E units had been redeemed.

(6)
We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. In April 2012, we refinanced the $447.2 million mortgage that was due in December 2014 with a $775.0 million 7-year mortgage which carries interest at the rate equal to the greater of (a) 285 basis points over 90-day LIBOR or (b) 3.6% per annum.

(7)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease.

(8)
This loan, which was denominated in British pounds, bore interest at 250 basis points over the three-month GBP LIBOR. In November 2012, this loan was repaid in connection with the sale of the London property.

(9)
We assumed a $140.0 million mortgage in connection with the acquisition of the remaining partnership interest in January 2011. As a result, we consolidated this investment since January 2011. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carried a floating rate of interest of 200 basis points over the 30-day LIBOR. In November 2012, we sold 49.5% of our partnership interest in 521 Fifth Avenue and refinanced the property with a new $170.0 million 7-year mortgage which bears interest at 220 basis points over LIBOR. As we no longer controlled the entity, we deconsolidated this entity effective November 30, 2012 and accounted for our investment under the equity method. See Note 6, "Investments in Unconsolidated Joint Ventures."

(10)
In December 2012, we repaid the $93.3 million mortgage loan, which bore interest at a fixed rate of 5.85% per annum and was scheduled to mature in October 2013. We recognized a loss from early extinguishment of debt of approximately $3.1 million consisting mainly of prepayment penalty.

(11)
In November 2012, we repaid the $29.1 million mortgage loan, which bore interest at a fixed rate of 5.67% per annum and was scheduled to mature in February 2013. There was no prepayment penalty.

(12)
We took control of this property in May 2011 and assumed the mortgage as part of the transaction. This loan consists of a $65.0 million A-tranche and an $18.1 million B-tranche which was owed to us. The B-tranche does not accrue interest and is due only under certain circumstances as described in the loan agreement. In December 2012, we repaid the $65.0 million mortgage loan, which bore interest at a fixed rate of 5.81% per annum and was scheduled to mature in July 2017. There was no prepayment penalty.

(13)
This property was sold in February 2012 and the related mortgage, which was included in liabilities related to assets held for sale at December 31, 2011, was assumed by the purchaser.

(14)
In September 2012, we entered into a Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA's interest rate is based on 1-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a 1-year extension option.

        At December 31, 2012 and 2011, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $7.6 billion and $7.4 billion, respectively.

9. Corporate Indebtedness

2012 Credit Facility

        In November 2012, we entered into a $1.6 billion credit facility, or the 2012 credit facility, which refinanced, extended and upsized the previous 2011 revolving credit facility. The 2012 credit facility consists of a $1.2 billion revolving credit facility, or the revolving credit facility, and a $400.0 million term loan, or the term loan facility. The revolving credit facility matures in March 2017 and includes two six-month extension options, subject to certain conditions and the payment of an extension fee of 10 basis points for each such extension. We also have

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Corporate Indebtedness (Continued)

an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the revolving credit facility to $1.5 billion at any time prior to the maturity date for the revolving credit facility, by obtaining additional commitments from our current lenders and other financial institutions. The term loan facility matures on March 30, 2018.

        The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At December 31, 2012, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of December 31, 2012, the facility fee was 30 basis points. At December 31, 2012, we had approximately $79.5 million of outstanding letters of credit and $70.0 million drawn under the revolving credit facility and $400.0 million outstanding under the term loan facility, with total undrawn capacity of $1.1 billion under the 2012 credit facility.

        The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

        The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

        The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Corporate Indebtedness (Continued)

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2012 and 2011, respectively by scheduled maturity date (amounts in thousands):

Issuance	December 31, 2012 Unpaid Principal Balance	December 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$16,893	$16,893	$119,423	3.00%	3.00%	20	March 30, 2027
June 27, 2005(3)(4)	7	7	657	4.00%	4.00%	20	June 15, 2025
November 15, 2012(5)	200,000	200,000	—	4.50%	4.50%	10	December 1, 2022
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
August 5, 2011(5)	250,000	249,620	249,565	5.00%	5.03%	7	August 15, 2018
October 12, 2010(6)	345,000	287,373	277,629	3.00%	7.13%	7	October 15, 2017
March 31, 2006(3)(7)	255,308	255,165	274,804	6.00%	6.02%	10	March 31, 2016
August 13, 2004(3)(7)	75,898	75,898	98,578	5.88%	5.88%	10	August 15, 2014

	$1,393,106	$1,334,956	$1,270,656

(1)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership's option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized as of March 31, 2012.

(3)
Issued by ROP.

(4)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(5)
Issued by us, the Operating Partnership and ROP, as co-obligors.

(6)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Corporate Indebtedness (Continued)

  option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2012, approximately $57.6 million remained unamortized.

(7)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

Restrictive Covenants

        The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2012 and 2011, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

        Combined aggregate principal maturities of mortgages and other loans payable, 2012 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Term Loans and Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2013	$49,496	$299,009	$—	$—	$—	$348,505	$176,511
2014	52,515	146,273	—	—	75,898	274,686	309,090
2015	55,810	229,537	—	—	7	285,354	36,457
2016	55,299	516,754	—	—	255,165	827,218	528,278
2017	55,461	1,098,064	—	—	304,266	1,457,791	933,634
Thereafter	235,004	1,822,242	70,000	500,000	699,620	3,326,866	151,393

	$503,585	$4,111,879	$70,000	$500,000	$1,334,956	$6,520,420	$2,135,363

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

9. Corporate Indebtedness (Continued)

        Consolidated interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest expense	$332,188	$287,921	$232,794
Interest income	(1,619)	(2,004)	(2,146)

Interest expense, net	$330,569	$285,917	$230,648

Interest capitalized	$12,218	$5,123	$—

10. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2, "Significant Accounting Policies." Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $5.3 billion, compared to the book value of the related fixed rate debt of approximately $4.9 billion at December 31, 2012. Our floating rate debt, inclusive of our 2012 revolving credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.6 billion, compared to the book value of the related floating rate debt of approximately $1.6 billion at December 31, 2012. Our debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion, compared to the book value of approximately $1.4 billion at December 31, 2012, based on Level 3 inputs.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11. Rental Income

        The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2013 to 2037. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

11. Rental Income (Continued)

effect at December 31, 2012 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (amounts in thousands):

	Consolidated Properties	Unconsolidated Properties
2013	$989,702	$214,291
2014	917,638	208,617
2015	863,405	195,122
2016	801,448	185,113
2017	717,112	168,718
Thereafter	3,915,024	720,492

	$8,204,329	$1,692,353

12. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $4.0 million, $2.7 million and $2.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. We paid Alliance approximately $17.9 million, $16.1 million and $14.2 million for three years ended December 31, 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

        A-List Marketing, LLC, or A-List, provides marketing services to us. Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $155,500, $140,300 and $86,300 for the three years ended December 31, 2012, respectively.

Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

12. Related Party Transactions (Continued)

Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $384,900, $420,300 and $390,700 for the three years ended December 31, 2012, respectively.

Other

        Amounts due from/to related parties at December 31, 2012 and 2011 consisted of the following (amounts in thousands):

	2012	2011
Due from joint ventures	$511	$477
Other	7,020	3,524

Related party receivables	$7,531	$4,001

Due to a joint venture (included in Accounts payable and accrued expenses)	$(8,401)	$—

Gramercy Capital Corp.

        See Note 6, "Investments in Unconsolidated Joint Ventures—Gramercy Capital Corp.," for disclosure on related party transactions between Gramercy and us.

13. Equity

Common Stock

        Our authorized capital stock consists of 260,000,000 shares, $0.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2012, 91,249,632 shares of common stock and no shares of excess stock were issued and outstanding.

        In July 2011, we, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $250.0 million of our common stock. During the year ended December 31, 2012, we had sold 2.6 million shares of our common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.3 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of December 31, 2012, we had $45.4 million available to issue under the ATM Program.

Perpetual Preferred Stock

        We have 9,200,000 shares of our 6.50% Series I cumulative redeemable preferred stock, or the Series I preferred stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I preferred stock at par for cash at our option on or after August 10, 2017. In August 2012, we received $222.2 million in net proceeds from the issuance of the Series I preferred stock which was recorded net of underwriters' discount and issuance costs.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

        We have 7,700,000 shares of our 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series C preferred stockholders receive annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series C preferred stock at par for cash at our option. The Series C preferred stock was recorded net of underwriters' discount and issuance costs. In September 2012, we redeemed 4,000,000 shares of Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. We recognized $6.3 million of costs to partially redeem the Series C preferred stock, which is included in preferred stock redemption costs on the consolidated statements of income.

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

        During the years ended December 31, 2012 and 2011, we issued approximately 1.3 million and 473 shares of our common stock and received approximately $99.6 million and $34,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

        We have a stock option and incentive plan. The Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2010 and our stockholders in June 2010 at our annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the board of directors, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. As of December 31, 2012, no fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

        Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010
Dividend yield	2.00%	2.00%	2.00%
Expected life of option	3.7 years	4.2 years	5.1 years
Risk-free interest rate	0.46%	1.00%	2.09%
Expected stock price volatility	37.40%	47.98%	50.07%

        A summary of the status of our stock options as of December 31, 2012, 2011 and 2010 and changes during the years then ended are presented below:

	2012		2011		2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,277,200	$63.37	1,353,002	$58.85	1,324,221	$56.74
Granted	361,331	75.36	212,400	66.42	180,250	62.00
Exercised	(382,612)	36.65	(243,901)	40.48	(109,636)	31.49
Lapsed or cancelled	(54,919)	72.99	(44,301)	65.89	(41,833)	77.33

Balance at end of year	1,201,000	$75.05	1,277,200	$63.37	1,353,002	$58.85

Options exercisable at end of year	479,913	$86.85	644,429	$72.31	631,224	$69.42
Weighted average fair value of options granted during the year	$6,602,967		$4,647,554		$4,333,281

        All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.07 years and the remaining average contractual life of the options exercisable was 4.31 years.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

        During the years ended December 31, 2012, 2011, and 2010, we recognized approximately $5.1 million, $4.7 million and $4.4 million of compensation expense, respectively, for these options. As of December 31, 2012, there was approximately $9.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.

Stock-based Compensation

        Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of our restricted stock as of December 31, 2012, 2011 and 2010 and charges during the years then ended are presented below:

	2012	2011	2010
Balance at beginning of year	2,912,456	2,728,290	2,330,532
Granted	92,729	185,333	400,925
Cancelled	(200,284)	(1,167)	(3,167)

Balance at end of year	2,804,901	2,912,456	2,728,290

Vested during the year	408,800	66,299	153,644

Compensation expense recorded	$6,930,381	$17,365,401	$15,327,206

Weighted average fair value of restricted stock granted during the year	$7,023,942	$21,768,084	$28,269,983

        The fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $22.4 million, $4.3 million and $16.6 million, respectively. As of December 31, 2012, there was $11.1 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of approximately 2.4 years.

        For the years ended December 31, 2012, 2011 and 2010, approximately $4.1 million, $3.4 million and $2.2 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

        We granted LTIP units which had a fair value of $8.5 million as a component of 2011 bonus awards. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green's unrestricted common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in our Operating Partnership if our total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%; provided that

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

participants were entitled to earn LTIP Units earlier in the event that we achieved maximum performance for 30 consecutive days. On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned. Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period. The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475. Under the terms of the 2005 Outperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned vesting on each of November 30, 2008 and the first two anniversaries thereafter based on continued employment. The earned LTIP Units received regular quarterly distributions on a per unit basis equal to the dividends per share paid on our common stock, whether or not they were vested.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million of compensation expense during the year ended December 31, 2010 in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

        In August 2006, the compensation committee of our board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period. We recorded compensation expense of approximately $70,000 and $0.2 million during the years ended December 31, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of September 30, 2011.

2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program,

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

        The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $10.7 million, $9.3 million and $4.0 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

        The cost of the 2011 Outperformance Plan (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $5.5 million and $0.1 million during the years ended December 31, 2012 and 2011, respectively, related to the 2011 Outperformance Plan.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

director's account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

        During the year ended December 31, 2012, approximately 8,307 phantom stock units were earned. As of December 31, 2012, there were approximately 75,156 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. We filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2012, approximately 66,323 shares of our common stock had been issued under the ESPP.

Earnings per Share

        Earnings per share for the years ended December 31, 2012, 2011 and 2010 is computed as follows (amounts in thousands):

Numerator (Income)	2012	2011	2010
Basic Earnings:
Income attributable to SL Green common stockholders	$155,984	$617,232	$270,826
Effect of Dilutive Securities:
Redemption of units to common shares	5,597	14,629	4,574
Stock options	—	—	—

Diluted Earnings:
Income attributable to SL Green common stockholders	$161,581	$631,861	$275,400

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

13. Equity (Continued)

Denominator Weighted Average (Shares)	2012	2011	2010
Basic Shares:
Shares available to common stockholders	89,319	83,762	78,101
Effect of Dilutive Securities:
Redemption of units to common shares	3,207	1,985	1,321
3.0% exchangeable senior debentures due 2017	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—
Stock-based compensation plans	347	497	339

Diluted Shares	92,873	86,244	79,761

        We have excluded approximately 627,000, 680,000 and 804,800 common stock equivalents from the diluted shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, as they were anti-dilutive.

14. Noncontrolling Interests in Operating Partnership

        The noncontrolling interest ownership in the Operating Partnership represents interests held by entities other than the Company. As of December 31, 2012 and 2011, the noncontrolling interest unit holders owned 2.94% (2,759,758 units) and 3.12% (2,764,737 units) of the Operating Partnership, respectively. At December 31, 2012, there were also 66,668 performance-based LTIP units outstanding. At December 31, 2012, 2,826,426 shares of our common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

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

        In November 2011, as part of an acquisition, the Operating Partnership issued 80,000 6.0% Series H preferred units, or the Series H preferred units, with a mandatory liquidation preference of $25.00 per unit. The Series H preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H preferred units can be redeemed at any time at par for cash at the Operating Partnership's option or the option of the unitholder.

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

14. Noncontrolling Interests in Operating Partnership (Continued)

        We have included a rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership below (amounts in thousands):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Balance at beginning of period	$195,030	$84,338
Distributions	(3,296)	(1,264)
Issuance of common units	42,239	60,443
Redemption of common units	(87,513)	(865)
Net income	5,597	14,629
Accumulated other comprehensive loss allocation	(388)	(291)
Fair value adjustment	61,238	38,040

Balance at end of period	$212,907	$195,030

15. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and September 28, 2012, the actuary certified that for the plan years beginning July 1, 2011 and July 1, 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2012. For the years ended December 31, 2012, 2011 and 2010, the Pension Plan received contributions from employers totaling $212.7 million, $201.3 million and $193.3 million, respectively.

        The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. Pursuant to the contribution diversion provision in the collective bargaining agreements, the collective bargaining parties agreed, beginning January 1, 2009, to divert to the Pension Plan $1.95 million of employer contributions per quarter that would have been due to the Health Plan. Effective October 1, 2010, the diversion of contributions was discontinued. For the years ended

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

15. Benefit Plans (Continued)

December 31, 2012, 2011 and 2010, the Health Plan received contributions from employers totaling $893.3 million, $843.2 million and $770.8 million, respectively.

        Contributions we made to the multi-employer plans for the years ended December 31, 2012, 2011 and 2010 are included in the table below (amounts in thousands):

Benefit Plan	2012	2011	2010
Pension Plan	$2,506	$2,264	$1,835
Health Plan	8,020	6,919	5,754
Other plans	6,025	5,111	4,143

Total plan contributions	$16,551	$14,294	$11,732

401(K) Plan

        In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, we amended our 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2012, 2011 and 2010, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2012, 2011 and 2010, we made matching contributions of approximately $561,000, $502,000 and $450,000, respectively.

16. Commitments and Contingencies

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

        We have entered into employment agreements with certain executives, which expire between July 2013 and January 2014. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements total approximately $4.5 million for 2013. In addition these employment agreements provide for deferred compensation awards based on our stock price and which were valued at approximately $1.0 million on the grant date. The value of these awards may change based on fluctuations in our stock price.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of December 31, 2012, the first property portfolio maintains a blanket limit of $775.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $750.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

16. Commitments and Contingencies (Continued)

all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

        Belmont had loss reserves of approximately $6.2 million and $6.4 million as of December 31, 2012 and 2011, respectively.

        In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31, 2029, with an option for further extension through 2080. Ground lease rent payments through 2029 will total approximately $10.9 million per year. Thereafter, the ground lease will be subject to a revaluation by the parties thereto.

        In October 2012, we, together with Stonehenge Partners, acquired a leasehold position at 1080 Amsterdam Avenue. The joint venture prepaid $13.0 million of ground lease rent, which will be applied against rental payments over the term of the lease. The lease will expire on July 31, 2111 or earlier per terms of lease agreement. Land was estimated to be approximately 40% of the fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease which had a cost basis of $28.1 million at December 31, 2012.

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

        In April 1988, the SL Green predecessor entered into a lease agreement for the property at 673 First Avenue, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

16. Commitments and Contingencies (Continued)

fair market value of the property. The portion of the lease attributed to land was classified as an operating lease and the remainder as a capital lease. The initial lease term was 49 years with an option for an additional 25 years. In November 2012, we extended the lease to August 2087, an additional 50 years past its scheduled 2037 expiration date, with an effective date of September 2012. We continue to lease the property located at 673 First Avenue, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $6.3 million and $6.0 million at December 31, 2012 and 2011, respectively.

        The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of December 31, 2012 (amounts in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2013	$1,555	$37,431
2014	1,705	37,531
2015	1,743	37,757
2016	1,857	38,315
2017	2,007	38,561
Thereafter	99,828	1,482,791

Total minimum lease payments	108,695	$1,672,386

Less amount representing interest	(71,177)

Present value of net minimum lease payments	$37,518

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

        The following table summarizes the notional and fair value of our derivative financial instruments at December 31, 2012 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$775,000	3.650%	04/2012	04/2013	$—
Interest Rate Cap	$475,000	6.000%	03/2012	03/2013	$—
Interest Rate Cap	$271,912	6.000%	11/2012	11/2013	$—
Interest Rate Swap	$30,000	2.295%	07/2010	06/2016	$(1,881)
Interest Rate Swap	$8,500	0.740%	02/2012	02/2015	$(78)

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

17. Financial Instruments: Derivatives and Hedging (Continued)

        Certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

        On December 31, 2012, the derivative instruments were reported as an obligation at their fair value of approximately $2.0 million. This is included in Other Liabilities on the consolidated balance sheet at December 31, 2012. Included in accumulated other comprehensive loss at December 31, 2012 was approximately $16.8 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $16.1 million. Currently, all of our designated derivative instruments are effective hedging instruments.

        In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges. This payment was included in financing activities in the consolidated statement of cash flows. This loss will be amortized over the 10-year term of the related financing. This loss is included in the $16.8 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $32.9 million and $35.4 million at December 31, 2012 and 2011, respectively.

        Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $2.1 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $4.9 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.

        We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

        The following table presents the effect of our derivative financial instruments and our share of our joint venture's derivative financial instruments on the consolidated statements of income as of December 31, 2012, 2011 and 2010, respectively (amounts in thousands):

Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended December 31,	Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Year Ended
					December 31,			Amount of (Loss) or Gain Recognized in Interest Expense/ Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Year Ended
Designation\Cash Flow	Derivative	2012	2011	2010	2012	2011	2010	2012	2011	2010
Qualifying	Interest Rate Swaps/Caps	$(10,594)	$(16,049)	$(17,619)	$(12,657)	$(12,625)	$(12,661)	$(3)	$(16)	$(1,329)
Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	—	—	$(847)	(82)	—

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

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

19. Segment Information

        We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        Our real estate portfolio is primarily located in the geographical markets of the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments.

        Selected results of operations for the years ended December 31, 2012, 2011 and 2010, and selected asset information as of December 31, 2012 and 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Year ended:
December 31, 2012	$1,281,100	$119,155	$1,400,255
December 31, 2011	1,143,010	120,418	1,263,428
December 31, 2010	936,460	147,926	1,084,386
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture/ partial interest and purchase price fair value adjustments:
Year ended:
December 31, 2012	$63,958	$92,946	$156,904
December 31, 2011	23,107	101,037	124,144
December 31, 2010	27,101	120,585	147,686
Total assets
As of:
December 31, 2012	$13,021,095	$1,366,659	$14,387,754
December 31, 2011	12,490,502	993,350	13,483,852

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

19. Segment Information (Continued)

costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 revolving credit facility borrowing cost. We also allocate loan loss reserves, net of recoveries, to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses and transaction related costs (totaling approximately $88.5 million, $85.7 million and $87.8 million for the years ended December 31, 2012, 2011 and 2010, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

        The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Years ended December 31,
	2012	2011	2010
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments	$156,904	$124,144	$147,686
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	37,053	2,918	128,921
Purchase price fair value adjustment	—	498,195	—

Income from continuing operations	193,957	625,257	276,607
Net income from discontinued operations	9,116	5,780	7,064
Gain on sale of discontinued operations	6,627	46,085	35,485

Net income	209,700	677,122	319,156
Net income attributable to noncontrolling interests in operating partnership	(5,597)	(14,629)	(4,574)
Net income attributable to noncontrolling interests in other partnerships	(5,591)	(15,083)	(14,007)
Preferred units distribution	(2,107)	—	—

Net income attributable to SL Green	196,405	647,410	300,575
Preferred stock redemption costs	(10,010)	—	—
Preferred stock dividends	(30,411)	(30,178)	(29,749)

Net income attributable to SL Green common stockholders	$155,984	$617,232	$270,826

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

20. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities for the years ended December 31, 2012 and 2011, respectively (amounts in thousands):

	Years ended December 31,
	2012	2011
Issuance of common stock as deferred compensation	$722	$699
Issuance of units in the operating partnership	42,239	62,443
Redemption of units in the operating partnership	87,513	865
Derivative instruments at fair value	92	1,870
Assignment of debt investment to joint venture	25,362	286,571
Mortgage assigned to joint venture	—	30,000
Tenant improvements and capital expenditures payable	1,738	3,990
Fair value adjustment to noncontrolling interest in operating partnership	61,238	39,040
Accrued acquisition liabilities	—	34,500
Assumption of mortgage loans	—	943,767
Consolidation of real estate investments and other adjustments	—	1,156,929
Consolidation of real estate investments—noncontrolling interest in other partnerships	—	87,264
Repayment of mezzanine loans	13,750	—
Redemption of Series E units	31,698	—
Repayment of financing receivable	28,195	—
Investment in joint venture	5,135	—
Capital lease obligation	28,132	—
Deconsolidation of a subsidiary	104,107	—
Transfer to net assets held for sale	4,901	—
Transfer to liabilities related to net assets held for sale	136	—
Issuance of preferred units	47,550	—

SL Green Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2012

21. Quarterly Financial Data (unaudited)

        We are providing updated summary selected quarterly financial information, which is reflective of the reclassification of the properties sold or held during 2012 and 2011 as discontinued operations. Quarterly data for the last two years is presented in the tables below (in thousands).

2012 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$350,733	$361,385	$349,004	$339,133

Income net of noncontrolling interests and before gains on sale	3,235	28,010	95,328	19,074
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	19,277	(4,807)	15,323	7,260
Purchase price fair value adjustment	—	—	—	—
Loss on early extinguishment of debt	(6,978)	—	—	—
Gain on sale of investment in marketable securities	2,703	2,237	—	—
Net income (loss) from discontinued operations	9,126	217	(67)	(160)
Gain on sale of discontinued operations	—	—	—	6,627

Net income attributable to SL Green	27,363	25,657	110,584	32,801
Preferred stock redemption costs	—	(10,010)	—	—
Preferred stock dividends	(7,407)	(7,915)	(7,544)	(7,545)

Net income attributable to SL Green common stockholders	$19,956	$7,732	$103,040	$25,256

Net income per common share—Basic	$0.23	$0.09	$1.15	$0.29

Net income per common share—Diluted	$0.23	$0.09	$1.14	$0.29

2011 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$328,877	$306,624	$298,705	$329,222

Income net of noncontrolling interests and before gains on sale	1,833	9,544	10,176	72,898
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	(114)	3,032	—	—
Purchase price fair value adjustment	8,306	999	475,102	13,788
Gain (loss) on early extinguishment of debt	—	(67)	971	—
Gain (loss) on sale of investment in marketable securities	4,999	—	(6)	(127)
Depreciable real estate reserves	(5,789)	—	—	—
Net income from discontinued operations	1,116	1,116	1,675	1,873
Gain on sale of discontinued operations	—	—	46,085	—

Net income attributable to SL Green	10,351	14,624	534,003	88,432
Preferred stock dividends	(7,543)	(7,545)	(7,545)	(7,545)

Net income attributable to SL Green common stockholders	$2,808	$7,079	$526,458	$80,887

Net income per common share—Basic	$0.03	$0.08	$6.30	$1.02

Net income per common share—Diluted	$0.03	$0.08	$6.26	$1.01

22. Subsequent Events

        In January 2013, we sold 50% of our interest in the $118.2 million mezzanine loan for $57.8 million, which generated additional income of $12.9 million.

        In February 2013, we refinanced the $775.0 million mortgage at 1515 Broadway that was due to mature in April 2018 with a $900.0 million 12-year mortgage which carries a rate of interest of 3.93% per annum.

SL Green Realty Corp.
Schedule II—Valuation and Qualifying Accounts
December 31, 2012
(Dollars in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions Charged Against Operations	Uncollectible Accounts Written-off	Balance at End of Year
Year Ended December 31, 2012
Tenant and other receivables—allowance	$16,772	10,147	(5,267)	$21,652
Deferred rent receivable—allowance	$29,156	3,193	(2,769)	$29,580
Year Ended December 31, 2011
Tenant and other receivables—allowance	$12,981	4,537	(746)	$16,772
Deferred rent receivable—allowance	$30,834	6,638	(8,316)	$29,156
Year Ended December 31, 2010
Tenant receivables—allowance	$14,271	2,165	(3,455)	$12,981
Deferred rent receivable—allowance	$24,347	3,138	3,349	$30,834

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave(1)	$—	$—	$35,727	$—	$12,008	$—	$47,735	$47,735	$18,538	1928	8/1997	Various
420 Lexington Ave(1)	184,992	—	107,832	—	150,505	—	258,337	258,337	78,299	1927	3/1998	Various
711 Third Avenue(1)	120,000	19,844	42,499	—	32,412	19,844	74,911	94,755	26,054	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	37,612	18,846	116,316	135,162	40,143	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	—	28,469	21,205	114,028	135,233	46,077	1920	6/2001	Various
220 East 42nd Street(1)	185,906	50,373	203,727	635	42,141	51,008	245,868	296,876	64,001	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	6,738	—	69,433	69,433	17,444	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	30,120	51,093	236,092	287,185	54,689	1958	7/2004	Various
625 Madison Ave(1)	125,603	—	246,673	—	28,502	—	275,175	275,175	60,598	1956	10/2004	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	86,025	78,282	412,850	491,132	98,492	1956	12/2004	Various
609 Fifth Avenue(1)	—	36,677	145,954	—	4,640	36,677	150,594	187,271	24,420	1925	6/2006	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	12,635	60,766	263,557	324,323	42,272	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	39,315	114,077	515,701	629,778	83,226	1970	1/2007	Various
919 Third Avenue(1)(5)	500,000	223,529	1,033,198	35,410	8,084	258,939	1,041,282	1,300,221	160,004	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	30,143	—	758,356	758,356	129,505	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	22,694	91,038	403,438	494,476	66,036	1966	1/2007	Various
1100 King Street— 1-7 International Drive(2)	—	49,392	104,376	2,473	8,795	51,865	113,171	165,036	21,597	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,593	6,324	28,689	35,013	5,545	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	5,177	5,933	29,003	34,936	5,703	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	6,762	10,526	49,871	60,397	8,464	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	3,263	11,183	51,169	62,352	8,847	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	4,183	9,777	43,231	53,008	6,701	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	3,557	6,865	31,821	38,686	5,503	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	10,549	29,497	128,799	158,296	21,318	2000	1/2007	Various
1-6 Landmark Square(3)	84,486	50,947	195,167	—	20,533	50,947	215,700	266,647	34,333	1973-1984	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(367)	(153)	1,721	7,595	9,316	209	2007	1/2007	Various
300 Main Street(3)	11,500	3,025	12,889	—	1,383	3,025	14,272	17,297	2,472	2002	1/2007	Various
680 Washington Boulevard(3)(5)	—	11,696	45,364	—	4,031	11,696	49,395	61,091	8,040	1989	1/2007	Various
750 Washington Boulevard(3)(5)	—	16,916	68,849	—	3,995	16,916	72,844	89,760	11,962	1989	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	—	3,354	7,747	33,777	41,524	5,447	1988	1/2007	Various
500 West Putnam Avenue(3)	24,060	11,210	44,782	—	4,481	11,210	49,263	60,473	7,430	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	10,119	1,371	15,565	16,936	563	1962	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	285	1	39,174	1	39,175	—	---	1/2007	Various
331 Madison Avenue(1)	—	14,763	65,241	(2,630)	(12,115)	12,133	53,126	65,259	8,556	1923	4/2007	Various
333 West 34th Street(1)	—	36,711	146,880	—	22,507	36,711	169,387	206,098	24,308	1954	6/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	2,524	13,516	55,752	69,268	9,008	1987	6/2007	Various
1 Madison Avenue(1)	607,678	172,641	654,394	905	12,848	173,546	667,242	840,788	90,742	1960	8/2007	Various
125 Chubb Way(4)	—	5,884	25,958	—	23,169	5,884	49,127	55,011	1,669	2008	1/2008	Various
100 Church Street(1)	230,000	32,494	79,996	2,500	56,673	34,994	136,669	171,663	14,445	1959	1/2010	Various
125 Park Avenue(1)	146,250	120,900	189,714	—	18,791	120,900	208,505	329,405	16,538	1923	10/2010	Various
2 Herald Square(1)	191,250	92,655	—	100,633	—	193,288	—	193,288	—	---	12/2010	Various
885 Third Avenue(1)	267,650	131,766	—	110,771	—	242,537	—	242,537	—	---	12/2010	Various
Williamsburg(8)	—	3,677	14,708	2,523	(4,550)	6,200	10,158	16,358	560	2010	12/2010	Various
1515 Broadway(1)	769,813	462,700	707,938	1,145	19,683	463,845	727,621	1,191,466	38,921	1972	4/2011	Various
110 East 42nd Street(1)	—	34,000	46,411	—	4,214	34,000	50,625	84,625	3,424	1921	5/2011	Various
180 Maiden Lane(1)(7)	271,215	191,523	233,230	—	(683)	191,523	232,547	424,070	9,925	1984	11/2011	Various
51 East 42nd Street(1)	-	44,095	33,470	5	2,081	44,100	35,551	79,651	1,321	1913	11/2011	Various
400 East 57th Street(1)(9)	70,000	39,780	69,895	—	3,181	39,780	73,076	112,856	1,667	1931	1/2012	Various
400 East 58th Street(1)(9)	30,000	17,549	30,916	—	1,106	17,549	32,022	49,571	723	1929	1/2012	Various
752 Madison Avenue(1)(9)	—	—	7,131	—	—	—	7,131	7,131	372	1996/2012	1/2012	Various
762 Madison Avenue(1)(9)	8,371	6,153	10,461	—	11	6,153	10,472	16,625	251	1910	1/2012	Various
19-21 East 65th Street(1)(9)	—	—	7,389	—	132	—	7,521	7,521	171	1928-1940	1/2012	Various
304 Park Avenue(1)	—	54,189	75,619	300	1,109	54,489	76,728	131,217	1,715	1930	6/2012	Various
635 Sixth Avenue(1)	—	24,179	37,158	164	803	24,343	37,961	62,304	234	1902	9/2012	Various
641 Sixth Avenue(1)	—	45,668	67,316	308	430	45,976	67,746	113,722	629	1902	9/2012	Various
1080 Amsterdam(1)(10)	—	—	29,126	—	—	—	29,126	29,126	—	1932	10/2012	Various
131-137 Spring Street(1)	—	36,915	86,135	—	—	36,915	86,135	123,050	—	1891	12/2012	Various
985-987 Third Avenue(1)	—	5,400	12,600	—	—	5,400	12,600	18,000	—	1900/1972	12/2012	Various
Other(6)	—	1,130	—	3,635	22,187	4,765	22,187	26,952	4,212

Total	$4,448,774	$2,626,639	$7,938,087	$259,460	$838,767	$2,886,099	$8,776,854	$11,662,953	$1,393,323

(1)
Property located in New York, New York.
(2)
Property located in Westchester County, New York.
(3)
Property located in Connecticut.
(4)
Property located in New Jersey.
(5)
We own a 51% interest in this property.
(6)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.
(7)
We own a 49.9% interest in this property.
(8)
Property located in Brooklyn, New York.
(9)
We own a 80.0% interest in this property.
(10)
We own a 87.5% interest in this property.

SL Green Realty Corp.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2012
(Dollars in thousands)

        The changes in real estate for the three years ended December 31, 2012 are as follows:

	2012	2011	2010
Balance at beginning of year	$11,147,151	$8,890,064	$8,257,100
Property acquisitions	649,445	2,276,308	703,721
Improvements	146,410	162,875	97,099
Retirements/disposals/deconsolidation	(280,053)	(182,096)	(167,856)

Balance at end of year	$11,662,953	$11,147,151	$8,890,064

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2012 was approximately $8.3 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2012, are as follows:

	2012	2011	2010
Balance at beginning of year	$1,136,603	$916,293	$738,422
Depreciation for year	288,560	245,421	209,472
Retirements/disposals/deconsolidation	(31,840)	(25,111)	(31,601)

Balance at end of year	$1,393,323	$1,136,603	$916,293

Report of Independent Registered Public Accounting Firm

The Stockholders
1515 Broadway Realty Corp.

        We have audited the accompanying consolidated statements of income, equity and cash flows of 1515 Broadway Realty Corp. (the "Company") for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of 1515 Broadway Realty Corp.'s operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 2, 2011

1515 Broadway Realty Corp.

Consolidated Statement of Income

(Dollars in thousands)

Year Ended December 31, 2010
Revenues:
Rental revenue	$77,438
Escalation and reimbursement revenues	24,044
Investment income	32
Other income	13

Total revenues	101,527

Expenses:
Operating expenses	25,227
Asset management fee	100
Real estate taxes	20,016
Interest	21,398
Depreciation and amortization	14,570

Total expenses	81,311

Net income	20,216
Net income attributable to noncontrolling interest	—

Net income attributable to stockholders	20,216
Preferred stock dividend	(19)

Net income attributable to common stockholders	$20,197

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statement of Equity

Year Ended December 31, 2010

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

1515 Broadway Realty Corp.

Consolidated Statement of Cash Flows

(Dollars in thousands)

Year Ended December 31, 2010
Operating activities
Net income	$20,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,911
Deferred rent receivable, net	(1,951)
Provision for doubtful accounts	964
Changes in operating assets and liabilities:
Restricted cash-operations	(1,002)
Tenant receivables	(209)
Deferred leasing costs	(4,853)
Other assets	6,156
Deferred revenue	(423)
Accounts payable and accrued expenses	(10,308)

Net cash provided by operating activities	25,501

Investing activities
Additions to building and improvements	(13,364)
Restricted cash-capital improvements	700

Net cash used in investing activities	(12,664)

Financing activities
Repayment of mortgage note payable	(12,103)
Deferred financing costs	(161)
Distributions paid	(9,519)

Net cash used in financing activities	(21,783)

Net decrease in cash and cash equivalents	(8,946)
Cash and cash equivalents at beginning of year	25,156

Cash and cash equivalents at end of year	16,210

Supplemental cash flow disclosures
Interest paid	$19,065

Supplemental disclosure of noncash transactions
Additions to building and improvements accrued	$692
Deferred leasing costs accrued	$590

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

        As a result of the loan modification, pre-determined performance thresholds were exceeded in November 2005, thereby increasing SLG 1515's economic interest in the Property to approximately 68.5%.

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

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

        The Property is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	Shorter of remaining life of the building or estimated useful life

        At December 31, building and improvements consisted of the following:

2010
Building	$389,181
Improvements	70,044

Total	$459,225

        Depreciation expense amounted to $12,170 for the year ended December 31, 2010.

        On a periodic basis, management assesses whether there are any indicators that the value of the real estate property may be impaired. A property's value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management of the Company does not believe that the value of the property was impaired at December 31, 2010.

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

        As a result of its evaluations, the Company recorded a deferred liability of $3,643, representing the net value of acquired above and below market leases and assumed lease origination costs, which is included in deferred revenue. This amount is being amortized over the terms of the respective leases. For the year ended December 31, 2010, the Company recognized an increase in rental revenue of $429 for the amortization of above and below market leases and assumed lease origination costs, and additional building depreciation of $95 resulting from the reallocation of the purchase price to the applicable components. The accumulated amortization of the deferred liability at December 31, 2010 was $3,215. Amortization for the next two years will be $429 per year.

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

Revenue Recognition

        Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable. The Company establishes, on a current basis, a reserve for future potential losses, which may occur against deferred rent receivable and tenant receivables.

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

3. Deferred Costs

        Deferred costs at December 31 consisted of the following:

2010
Deferred financing	$13,919
Deferred leasing	22,670

36,589
Less accumulated amortization	(13,528)

$23,061

        Amortization expense amounted to $4,740 for the year ended December 31, 2010.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

4. Rental Income

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

5. Related Party Transactions

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

        For the year ended December 31, 2010, SL Green Management Corp. earned $3,124 in leasing commissions, $2,007 in management fees, and $827 in construction supervisory fees, respectively.

        The Company has entered into two Asset Management Agreements (collectively, the "Asset Management Agreements") with an affiliate of SITQ 1515, SITQ Inc. ("SITQ Asset Manager") and with an affiliate of SLG 1515, SL Green Management LLC ("SLG Asset Manager").

        Pursuant to the Asset Management Agreements, the SITQ Asset Manager and SLG Asset Manager are obligated to advise the Company on various strategic aspects with respect to the Property. As compensation for these arrangements, the SITQ Asset Manager will be paid $100 per annum. There are business relationships with related parties, which involved repairs, maintenance and security expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $2,215 for the year ended December 31, 2010 and are a component of operating expense on accompanying consolidated statement of income.

        Amounts due to related parties were $596 at December 31, 2010.

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

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

6. Financial Instruments: Derivatives and Hedging

        In accordance with the new mortgage agreement, the Company has entered into an interest rate hedge to ensure that borrowing costs do not become prohibitive, should LIBOR increase before the debt matures in 2014. LIBOR is the floating rate index on the Company's $475,000 mortgage note. Should the LIBOR index increase above 6% for the mortgage loan, a financial institution will pay the venture the interest cost above 6%. By hedging this risk, the Company's interest cost on $475,000 becomes fixed when LIBOR is 6% or more. The hedging instrument, called an "interest rate cap", was an asset with a fair value of $2 as of December 31, 2010. The $75 change in value of this hedging instrument was recorded in accumulated other comprehensive income (loss).

7. Equity

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

8. Subsequent Events

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

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SL Green Realty Corp.

        We have audited SL Green Realty Corp.'s (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion thereon.

                                                                                                       /s/ Ernst & Young LLP

New York, New York
February 27, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2013, or the 2013 Proxy Statement, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth under in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

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
3.2
Certificate of Correction to Articles of Amendment and Restatement, incorporated by reference to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, filed with the SEC on May 11, 2009.
3.3	Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 12, 2007, filed with the SEC on December 14, 2007.
3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated March 13, 2009, filed with the SEC on March 13, 2009.
3.5	Amendment No. 2 to the Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.6	Amendment No. 3 to the Second Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 12, 2012, filed with the SEC on December 17, 2012.
3.7
Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.8
Articles Supplementary reclassifying and designating an additional 5,400,000 shares of preferred stock as 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.9
Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 7, 2012, filed with the SEC on August 9, 2012.
3.10
Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 7, 2012, filed with the SEC on August 9, 2012.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2
Form of stock certificate evidencing the 7.625% Series C Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated December 3, 2003, filed with the SEC on December 10, 2003.
4.3
Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 7, 2012, filed with the SEC on August 9, 2012.
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
4.13
Second Supplemental Indenture, dated as of November 15, 2012, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.14
Form of 4.50% Senior Note due 2018 of the Company, the Operating Partnership and ROP, incorporated by reference to the Company's Form 8-K, dated November 9, 2012, filed with the SEC on November 15, 2012.
4.15
Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.1
Amended and Restated Credit Agreement, dated as of November 16, 2012, by and among the Company, the Operating Partnership and ROP, as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, with Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities Inc., as the Lead Arrangers, Wells Fargo Securities, LLC, J.P. Morgan Securities LLC and Deutsche Bank Securities, Inc., as the Joint Bookrunners, JPMorgan Chase Bank, N.A., as Syndication Agent, and Deutsche Bank Securities Inc., Bank of America, N.A. and Citigroup Global Markets Inc. as the Documentation Agents and the other agents party thereto, incorporated by reference to the Company's Form 8-K, dated November 16, 2012, filed with the SEC on November 21, 2012.
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
10.13
Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
10.14
Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
10.15	Amended and Restated Agreement of Limited Partnership of ROP, incorporated by reference to ROP's Registration Statement on Form S-11, filed with the SEC on February 12, 1996.
10.16
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.

10.17	Registration Rights Agreement, dated as of March 26, 2007, by and among the Company, the Operating Partnership and the Initial Purchaser, incorporated by reference to the Company's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.
10.18
Registration Rights Agreement, dated as of October 12, 2010, by and among the Operating Partnership, ROP, the Company and Citigroup Global Markets Inc., incorporated by reference to the Company's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.
10.19
Form of Articles of Incorporation and Bylaws of SL Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.20
Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.21
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
10.22	Amended 1997 Stock Option and Incentive Plan, incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-89964), filed with the SEC on June 6, 2002.*
10.23
Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.*
10.24
First Amendment to the SL Green Realty Corp. Amended and Restated 2005 Stock Option and Incentive Plan, dated as of December 9, 2009, by the Company, incorporated by reference to the Company's Form 8-K, dated December 9, 2009, filed with the SEC on December 15, 2009.*
10.25
Second Amended and Restated 2005 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement), incorporated by reference to the Company's Form 8-K, dated June 15, 2010, filed with the SEC on June 18, 2010.*
10.26
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan, incorporated by reference to the Company's Form 8-K, dated April 2, 2010, filed with the SEC on April 2, 2010.*
10.27
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2011 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.*
10.28	Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011. *
10.29
First Amendment to Non-Employee Directors' Deferral Program, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2011.*
10.30
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.31
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*

10.32	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.33
Amended and Restated Employment Agreement, dated December 18, 2009, between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.34
Deferred Compensation Agreement, dated December 18, 2009, between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.35
Amended and Restated Employment and Non-competition Agreement, dated September 3, 2010, between the Company and Andrew Mathias, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the SEC on September 14, 2010.*
10.36
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
101.1
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statement of Equity for the years ended December 31, 2012, 2011 and 2010, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements, detail tagged, filed herewith.

*
Management contracts and compensatory plans or arrangements to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.
Dated: February 27, 2013	By:	/s/ JAMES MEAD James Mead Chief Financial Officer

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors	February 27, 2013
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013
/s/ JAMES MEAD James Mead	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013
/s/ JOHN H. ALSCHULER, JR. John H. Alschuler, Jr.	Director	February 27, 2013
/s/ EDWIN THOMAS BURTON, III Edwin Thomas Burton, III	Director	February 27, 2013
/s/ JOHN S. LEVY John S. Levy	Director	February 27, 2013
/s/ CRAIG HATKOFF Craig Hatkoff	Director	February 27, 2013