Form 10-Q
period 2013-06-30
SL GREEN REALTY CORP
filed 2013-08-09
CIK 1040971

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 91,976,638 as of July 31, 2013.

SL GREEN REALTY CORP.

PART I.                                                  FINANCIAL INFORMATION

ITEM 1.                                                Financial Statements

SL Green Realty Corp.

Consolidated Balance Sheets

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,866,048	$2,886,099
Building and improvements	7,393,930	7,389,766
Building leasehold and improvements	1,352,953	1,346,748
Properties under capital lease	50,332	40,340
	11,663,263	11,662,953
Less: accumulated depreciation	(1,502,694)	(1,393,323)
	10,160,569	10,269,630
Assets held for sale	207,665	4,901
Cash and cash equivalents	198,969	189,984
Restricted cash	130,483	136,071
Investment in marketable securities	26,266	21,429
Tenant and other receivables, net of allowance of $20,466 and $21,652 in 2013 and 2012, respectively	51,646	48,544
Related party receivables	6,845	7,531
Deferred rents receivable, net of allowance of $29,821 and $29,580 in 2013 and 2012, respectively	360,954	340,747
Debt and preferred equity investments, net of discounts and deferred origination fees of $27,107 and $22,341 and allowance of $7,000 both in 2013 and 2012, respectively	1,227,421	1,348,434
Investments in unconsolidated joint ventures	1,085,793	1,032,243
Deferred costs, net	246,058	261,145
Other assets	699,256	718,326
Total assets	$14,401,925	$14,378,985

Liabilities
Mortgages and other loans payable	$4,835,231	$4,615,464
Revolving credit facility	40,000	70,000
Term loan and senior unsecured notes	1,735,205	1,734,956
Accrued interest payable and other liabilities	72,415	73,769
Accounts payable and accrued expenses	138,029	159,598
Deferred revenue	296,930	312,995
Capitalized lease obligations	47,240	37,518
Deferred land leases payable	19,948	20,897
Dividend and distributions payable	34,740	37,839
Security deposits	53,604	46,253
Liabilities related to assets held for sale	11,894	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,385,236	7,209,425

Commitments and contingencies	—	—
Noncontrolling interest in the Operating Partnership	243,925	212,907
Series G preferred units, $25.00 liquidation preference, 1,902 issued and outstanding at both June 30, 2013 and December 31, 2012	47,550	47,550
Series H preferred units, $25.00 liquidation preference, 80 issued and outstanding at both June 30, 2013 and December 31, 2012	2,000	2,000

Equity
SL Green stockholders’ equity:
Series C Preferred stock, $0.01 par value, $25.00 liquidation preference, 7,700 issued and outstanding at December 31, 2012	—	180,340
Series I Preferred stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both June 30, 2013 and December 31, 2012	221,932	221,965
Common stock, $0.01 par value, 160,000 shares authorized and 95,376 and 94,896 issued and outstanding at June 30, 2013 and December 31, 2012, respectively (including 3,563 and 3,646 shares held in Treasury at June 30, 2013 and December 31, 2012, respectively)	955	950
Additional paid-in-capital	4,716,012	4,667,900
Treasury stock at cost	(316,768)	(322,858)
Accumulated other comprehensive loss	(18,622)	(29,587)
Retained earnings	1,631,287	1,701,092
Total SL Green stockholders’ equity	6,234,796	6,419,802
Noncontrolling interests in other partnerships	488,418	487,301
Total equity	6,723,214	6,907,103
Total liabilities and equity	$14,401,925	$14,378,985

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Income

(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Rental revenue, net	$273,307	$263,838	$539,755	$520,595
Escalation and reimbursement	39,381	40,967	79,926	82,080
Investment and preferred equity income	46,731	33,448	99,439	59,786
Other income	5,726	6,282	11,493	16,659
Total revenues	365,145	344,535	730,613	679,120
Expenses
Operating expenses, including approximately $4,319 and $8,469 (2013) and $4,773 and $8,244 (2012) paid to related parties	69,432	67,434	141,630	139,319
Real estate taxes	52,710	52,256	106,114	103,453
Ground rent	8,649	8,890	19,640	17,696
Interest expense, net of interest income	83,276	82,159	164,447	162,130
Amortization of deferred financing costs	4,240	3,553	8,703	7,133
Depreciation and amortization	82,020	76,207	161,114	151,739
Loan loss and other investment reserves, net of recoveries	—	—	—	564
Transaction related costs	1,711	1,970	3,068	3,026
Marketing, general and administrative	21,514	20,721	42,582	40,917
Total expenses	323,552	313,190	647,298	625,977
Income from continuing operations before equity in net (loss) income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, loss on sale of investment in marketable securities, purchase price fair value adjustment, depreciable real estate reserves, net of recoveries, and loss on early extinguishment of debt	41,593	31,345	83,315	53,143
Equity in net (loss) income from unconsolidated joint ventures	(3,761)	70,890	1,313	69,330
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(3,583)	9,534	(3,583)	16,794
Loss on sale of investment in marketable securities	(8)	—	(65)	—
Purchase price fair value adjustment	(2,305)	—	(2,305)	—
Depreciable real estate reserves, net of recoveries	—	5,789	—	5,789
Loss on early extinguishment of debt	(10)	—	(18,523)	—
Income from continuing operations	31,926	117,558	60,152	145,056
Net (loss) income from discontinued operations	(678)	899	320	1,931
Gain on sale of discontinued operations	—	—	1,113	6,627
Net income	31,248	118,457	61,585	153,614
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(244)	(3,421)	(799)	(4,309)
Noncontrolling interests in other partnerships	(3,004)	(3,887)	(5,905)	(4,958)
Preferred unit distributions	(565)	(565)	(1,130)	(962)
Net income attributable to SL Green	27,435	110,584	53,751	143,385
Preferred stock redemption costs	(12,160)	—	(12,160)	—
Perpetual preferred stock dividends	(6,999)	(7,544)	(14,406)	(15,089)
Net income attributable to SL Green common stockholders	$8,276	$103,040	$27,185	$128,296

Amounts attributable to SL Green common stockholders:
Income from continuing operations	$14,722	$92,967	$31,580	$103,778
Purchase price fair value adjustment	(2,305)	—	(2,305)	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(3,482)	9,207	(3,482)	16,244
Net (loss) income from discontinued operations	(659)	866	311	1,864
Gain on sale of discontinued operations	—	—	1,081	6,410
Net income	$8,276	$103,040	$27,185	$128,296

Basic earnings per share:
Net income from continuing operations before discontinued operations	$0.14	$1.04	$0.32	$1.18
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.04)	0.10	(0.03)	0.18
Net (loss) income from discontinued operations	(0.01)	0.01	—	0.02
Gain on sale of discontinued operations	—	—	0.01	0.07
Net income attributable to SL Green common stockholders	$0.09	$1.15	$0.30	$1.45

Diluted earnings per share:
Net income from continuing operations before discontinued operations	$0.14	$1.03	$0.32	$1.18
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(0.04)	0.10	(0.03)	0.18
Net (loss) income from discontinued operations	(0.01)	0.01	—	0.02
Gain on sale of discontinued operations	—	—	0.01	0.07
Net income attributable to SL Green common stockholders	$0.09	$1.14	$0.30	$1.45
Dividends per share	$0.33	$0.25	$0.66	$0.50
Basic weighted average common shares outstanding	91,660	89,789	91,530	88,265
Diluted weighted average common shares and common share equivalents outstanding	94,536	93,351	94,452	91,766

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$31,248	$118,457	$61,585	$153,614

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	181	(477)	140	(623)
Reclassification of net realized loss on derivatives designated as cashflow hedges into interest expense	470	466	938	926
SL Green’s share of joint venture net unrealized gain (loss) on derivative instruments	7,888	(6,388)	8,109	(6,330)
Reclassification of SL Green’s share of joint venture net realized loss on derivatives designated as cashflow hedges into equity in net income from unconsolidated joint ventures	1,260	2,751	2,500	5,494
Unrealized (loss) gain on marketable securities	(1,848)	(542)	(207)	228
Other comprehensive income (loss)	7,951	(4,190)	11,480	(305)

Comprehensive income	39,199	114,267	73,065	153,309

Net income attributable to noncontrolling interests	(3,813)	(7,873)	(7,834)	(10,229)
Other comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(456)	153	(515)	337

Comprehensive income attributable to SL Green common stockholders	$34,930	$106,547	$64,716	$143,417

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statement of Equity

(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C	Series I	Common Stock		Additional		Accumulated Other
	Preferred Stock	Preferred Stock	Shares	Par Value	Paid- In-Capital	Treasury Stock	Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$950	$4,667,900	$(322,858)	$(29,587)	$1,701,092	$487,301	$6,907,103
Net income								53,751	5,905	59,656
Other comprehensive income							10,965			10,965
Preferred dividends								(14,406)		(14,406)
DRIP proceeds					26					26
Conversion of units of the Operating Partnership to common stock			224	2	17,285					17,287
Reallocation of noncontrolling interest in the Operating Partnership								(36,091)		(36,091)
Amortization of deferred compensation plan			4		13,324					13,324
Redemption of preferred stock	(180,340)							(12,160)		(192,500)
Preferred stock issuance costs		(33)								(33)
Issuance of common stock			95	1	8,510					8,511
Sale of treasury stock			83			6,090				6,090
Proceeds from stock options exercised			157	2	8,967					8,969
Contributions to consolidated joint venture									3,364	3,364
Cash distributions to noncontrolling interests									(8,152)	(8,152)
Cash distribution declared ($0.66 per common share, none of which represented a return of capital for federal income tax purposes)								(60,899)		(60,899)
Balance at June 30, 2013	$—	$221,932	91,813	$955	$4,716,012	$(316,768)	$(18,622)	$1,631,287	$488,418	$6,723,214

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating Activities
Net income	$61,585	$153,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,028	162,028
Depreciable real estate reserves, net of recoveries	2,150	(5,789)
Equity in net income from unconsolidated joint ventures	(1,313)	(69,330)
Distributions of cumulative earnings from unconsolidated joint ventures	13,467	77,981
Purchase price fair value adjustment	2,305	—
Equity in net loss (gain) on sale of interest in unconsolidated joint venture/real estate	3,583	(16,794)
Gain on sale of discontinued operations	(1,113)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	564
Loss on early extinguishment of debt	10,968	—
Deferred rents receivable	(29,452)	(37,318)
Other non-cash adjustments	(28,375)	3,759
Changes in operating assets and liabilities:
Restricted cash — operations	6,127	(7,104)
Tenant and other receivables	4,896	(5,006)
Related party receivables	768	(3,792)
Deferred lease costs	(19,106)	(28,549)
Other assets	4,075	(27,176)
Accounts payable, accrued expenses and other liabilities	1,793	9,609
Deferred revenue and land leases payable	8,102	(2,135)
Net cash provided by operating activities	213,488	197,935
Investing Activities
Acquisitions of real estate property	(52,534)	(248,468)
Additions to land, buildings and improvements	(61,531)	(76,585)
Escrowed cash — capital improvements/acquisition deposits	(394)	(65,030)
Investments in unconsolidated joint ventures	(81,913)	(131,820)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,117	44,172
Net proceeds from disposition of real estate/joint venture interest	5,852	26,099
Other investments	(18,038)	(31,206)
Debt and preferred equity and other investments, net of repayments/participations	150,919	(75,209)
Net cash used in investing activities	(46,522)	(558,047)
Financing Activities
Proceeds from mortgages and other loans payable	980,333	1,113,500
Repayments of mortgages and other loans payable	(833,728)	(472,288)
Proceeds from credit facility and senior unsecured notes	370,000	468,339
Repayments of credit facility and senior unsecured notes	(404,970)	(840,793)
Proceeds from stock options exercised and DRIP issuance	8,995	105,195
Net proceeds from sale of common stock/preferred stock	8,478	201,307
Redemption of preferred stock	(192,500)	—
Purchases of treasury stock	—	(11,158)
Distributions to noncontrolling interests in other partnerships	(8,152)	(11,999)
Contributions from noncontrolling interests in other partnerships	3,364	18,799
Distributions to noncontrolling interests in the Operating Partnership	(1,775)	(1,561)
Dividends paid on common and preferred stock	(79,534)	(59,155)
Deferred loan costs and capitalized lease obligations	(8,492)	(31,467)
Net cash (used in) provided by financing activities	(157,981)	478,719
Net increase in cash and cash equivalents	8,985	118,607
Cash and cash equivalents at beginning of period	189,984	138,192
Cash and cash equivalents at end of period	$198,969	$256,799

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

1.  Organization and Basis of Presentation

SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies, which are referred to as the Service Corporation, a consolidated variable interest entity.  All of the management, leasing and construction services with respect to the properties that are wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of June 30, 2013, noncontrolling investors held, in the aggregate, a 2.95% limited partnership interest in the Operating Partnership.  We refer to these interests as the noncontrolling interests in the Operating Partnership.  See Note 13, “Noncontrolling Interests in Operating Partnership.”

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

As of June 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.9%
	Unconsolidated properties	9	5,934,434	95.1%

Suburban	Consolidated properties	27	4,217,400	79.4%
	Unconsolidated properties	4	1,222,100	84.3%
		67	29,721,879	91.7%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of June 30, 2013, we also owned investments in 14 stand-alone retail properties encompassing approximately 465,200 square feet, 15 development properties encompassing approximately 2,580,700 square feet, three residential properties encompassing 468 units (approximately 497,100 square feet), two land interests encompassing approximately 961,400 square feet and 30 west coast office properties encompassing approximately 4,066,900 square feet.  In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,400 rentable square feet. As of June 30, 2013, we also held debt and preferred equity investments with a book value of $1.2 billion.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, for shares of our common stock on a one-for-one basis.

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company at June 30, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We consolidate variable interest entities, or VIEs, in which we are considered the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of June 30, 2013 and December 31, 2012 are approximately $599.3 million and $607.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of June 30, 2013 and December 31, 2012 are approximately $375.3 million and $379.6 million, respectively, related to our consolidated VIEs.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income was modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In June 2013, we recorded a $2.2 million impairment charge in connection with the expected sale of 300 Main Street in Stamford, Connecticut, which is accounted for as held for sale as of June 30, 2013.

We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

impairment based on the joint venture’s projected discounted cash flows. We do not believe that the values of any of our consolidated properties or equity investments were impaired at either June 30, 2013 or December 31, 2012.

When we acquire equity interests in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment’s purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of income. In April 2013, we recognized a purchase price fair value adjustment of $(2.3) million in connection with the consolidation of 16 Court Street, which was previously accounted for as an investment in unconsolidated joint venture.

We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building (inclusive of tenant improvements) and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases is amortized over the expected term of the associated lease, which generally ranges from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortize such below market lease value into rental income over the renewal period.

We recognized an increase of approximately $6.2 million, $10.1 million, $2.8 million and $4.8 million in rental revenue for the three and six months ended June 30, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized an increase/(reduction) in interest expense for the amortization of the above-market rate mortgages assumed of approximately $(1.3) million, $(2.6) million, $1.6 million and $0.6 million for the three and six months ended June 30, 2013 and 2012, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$732,160	$725,861
Accumulated amortization	(296,573)	(263,107)
Net	$435,587	$462,754

Identified intangible liabilities (included in deferred revenue):
Gross amount	$667,495	$651,921
Accumulated amortization	(391,631)	(357,225)
Net	$275,864	$294,696

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

•                  Cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses:  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments.

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at June 30, 2013 and December 31, 2012 is approximately $3.1 million and $3.3 million, respectively, in net unrealized gains related to marketable securities.

The cost of bonds and marketable securities sold was determined using the specific identification method.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

At June 30, 2013 and December 31, 2012, we held the following marketable securities (in thousands):

	June 30,	December 31,
	2013	2012
Level 1 – Equity marketable securities	$3,371	$2,202
Level 2 – Commercial mortgage-backed securities	19,406	15,575
Level 3 – Rake bonds	3,489	3,652
Total marketable securities available-for-sale	$26,266	$21,429

The cost basis of the Level 3 securities was $3.7 million at both June 30, 2013 and December 31, 2012, respectively. There were no sales of Level 3 securities during the three and six months ended June 30, 2013. The Level 3 securities mature at various times through 2030.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off.  We recorded no loan loss reserves during the three and six months ended June 30, 2013. During the three and six months ended June 30, 2012, we recorded loan loss reserves of zero and $3.0 million, respectively, on investments being held to maturity and approximately zero and $2.4 million, respectively, in recoveries in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries in the accompanying consolidated statements of income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, our TRSs may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs generate income, resulting in Federal and state income tax liability for these entities.

During the three and six months ended June 30, 2013, we recorded Federal, state and local tax provisions of $2.3 million and $3.9 million, respectively, and made estimated tax payments of zero and $0.1 million, respectively. During the three and six months ended June 30, 2012, we recorded Federal, state and local tax provisions of $0.1 million and less than $0.1 million, respectively. We made no estimated payments during the three and six months ended June 30, 2012.

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

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 12, “Stockholders’ Equity.”

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our common stock on the grant date.  Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 5, “Debt and Preferred Equity Investments.”  We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Brooklyn, Long Island, Westchester County, Connecticut, Northern New Jersey and the west coast.  The tenants located in our buildings operate in various industries.  Other than three tenants who account for

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

approximately 6.0%, 6.4% and 7.1% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 1.9% of our annualized cash rent, including our share of joint venture annualized cash rent for the three months ended June 30, 2013. Approximately 9%, 6% and 6% of our annualized cash rent for consolidated properties for the three months ended June 30, 2013 was attributable to 1515 Broadway, 1185 Avenue of the Americas and One Madison Avenue, respectively.  In addition, two debt and preferred equity investments accounted for more than 10% of the income earned on debt and preferred equity investments during the three months ended June 30, 2013.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations and to reclassify deferred origination fees from deferred income to debt and preferred equity investments.

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

3.  Property Acquisitions

2013 Acquisitions

In April 2013, we acquired interests from our joint venture partner, City Investment Fund, or CIF, in 16 Court Street for $4.0 million. We have consolidated the ownership of the 318,000 square foot building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.7 mortgage encumbering the property. We recognized a purchase price fair value adjustment of $(2.3) million upon the closing of this transaction. This property, which we initially acquired in July 2007, was previously accounted for as an investment in unconsolidated joint ventures. We are currently in the process of analyzing the fair value of the investment. Therefore, the purchase price allocation is preliminary and subject to change.

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

2012 Acquisitions

In December 2012, we acquired a 68,000 square foot mixed use retail, office and residential building located at 131-137 Spring Street for $122.3 million.

In December 2012, we acquired the aggregate 42,000 square foot vacant retail buildings located at 985-987 Third Avenue for $18.0 million.

In October 2012, we, along with Stonehenge Partners, acquired a 99-year leasehold position covering an 82,250 square foot, 96 unit residential building located at 1080 Amsterdam Avenue which we plan to redevelop into luxury residential units.

In September 2012, we acquired the aggregate 267,000 square foot office buildings located at 635 and 641 Sixth Avenue for $173.0 million.

In June 2012, we acquired a 215,000 square foot office building located at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in units of limited partnership interest of the Operating Partnership.

In October 2011, we formed a joint venture with Stonehenge Partners and, in January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of the issuance of $47.6 million aggregate liquidation preference of 4.5% Series G preferred units of limited partnership interest of the Operating Partnership. Simultaneous with the closing, we financed the multifamily component, which encompasses 385 units and 488,000 square feet, with an aggregate 12-year $100.0 million fixed

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

rate mortgage which bears interest at 4.125% and one of the retail properties financed with a five-year $8.5 million fixed rate mortgage which bears interest at 3.75%. We hold an 80% interest in this joint venture, which we consolidate as a VIE since we have been designated as the primary beneficiary.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	248-252 Bedford Avenue	131-137 Spring Street	635-641 Sixth Avenue	304 Park Avenue South	Stonehenge Properties

Land	$$10,865	$27,021	$69,848	$54,189	$65,533
Building and building leasehold	44,035	105,342	104,474	75,619	128,457
Above market lease value	—	179	—	2,824	594
Acquired in-place leases	—	7,046	7,727	8,265	9,573
Other assets, net of other liabilities	—	—	—	—	2,190
Assets acquired	54,900	139,588	182,049	140,897	206,347

Fair value adjustment to mortgage note payable	—	—	—	—	—
Below market lease value	—	17,288	9,049	5,897	13,239
Liabilities assumed	—	17,288	9,049	5,897	13,239

Purchase price allocation	$54,900	$122,300	$173,000	$135,000	$193,108

Net consideration funded by us at closing, excluding consideration financed by debt	$21,782	$122,300	$173,000	$135,000	$78,121
Equity and/or debt investment held	$—	$—	$—	$—	$—
Debt assumed	$—	$—	$—	$—	$—

4.  Property Dispositions and Assets Held for Sale

In June 2013, we entered into an agreement to sell the property located at 333 West 34th, New York, New York for $220.3 million. This transaction is expected to close during the third quarter of 2013.

In March 2013, we entered into an agreement to sell the property located at 300 Main Street, Stamford, Connecticut for $13.5 million. We recorded a $2.2 million impairment charge, in the second quarter of 2013, in connection with the expected sale of this property. This transaction is expected to close during the third quarter of 2013.

In February 2013, we, along with our joint venture partner, sold our property located at 44 West 55th Street for $6.3 million. We recognized a gain of $1.1 million on the sale.

In February 2012, we sold our leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale.

Discontinued operations included the results of operations of real estate assets under contract or sold prior to June 30, 2013. This included 300 Main Street and 333 West 34th Street, which were held for sale at June 30, 2013, 44 West 55th Street, which was sold in February 2013 and 292 Madison Avenue, which was sold in February 2012.

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2013 and 2012, respectively (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues
Rental revenue	$4,930	$3,853	$8,960	$8,425
Escalation and reimbursement revenues	155	618	609	1,167
Other income	—	—	7	—
Total revenues	5,085	4,471	9,576	9,592
Operating expenses	1,542	1,488	2,983	2,866
Real estate taxes	284	313	578	614
Interest expense, net of interest income	167	166	331	930
Depreciable real estate reserves	2,150	—	2,150	—
Transaction related costs	3	—	3	95
Depreciation and amortization	1,617	1,605	3,211	3,156
Total expenses	5,763	3,572	9,256	7,661
Net (loss) income from discontinued operations	$(678)	$899	$320	$1,931

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

5.  Debt and Preferred Equity Investments

During the six months ended June 30, 2013 and 2012, our debt and preferred equity investments (net of discounts and deferred origination fees) increased approximately $298.8 million and $159.1 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded repayments, participations and sales of approximately $419.8 million and $159.8 million, respectively, and loan loss reserves of zero and $3.0 million during the six months ended June 30, 2013 and 2012, respectively, which offset the increases in debt and preferred equity investments.

Debt Investments

As of June 30, 2013 and December 31, 2012, we held the following debt investments with an aggregate weighted average current yield of approximately 11.2% at June 30, 2013 (in thousands):

Loan Type	June 30, 2013 Senior Financing	June 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Maturity Date
Other Loan	$398,500	$14,820	$—	March 2015
Mezzanine Loan	205,000	67,170	66,307	February 2016
Mortgage/Mezzanine Loan	167,966	44,358	44,013	May 2016
Mezzanine Loan	177,000	15,436	15,906	May 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mezzanine Loan	165,000	71,073	70,967	November 2016
Mortgage/Mezzanine Loan(1)	1,109,000	75,602	115,804	March 2017
Other Loan	15,000	3,500	3,500	September 2021
Mortgage(2)	—	—	218,068	—
Total fixed rate	$2,370,466	$340,959	$583,565
Mezzanine Loan(3)	—	29,826	—	December 2013
Junior Participation(4)(13)	57,750	10,863	10,869	February 2014
Junior Participation(5)	78,200	23,057	—	February 2014
Mortgage/Mezzanine Loan(6)	330,000	131,470	131,231	July 2014
Mezzanine Loan(7)	62,500	37,359	37,288	July 2014
Mezzanine Loan	180,000	59,812	59,739	August 2014
Mortgage	—	14,817	14,745	September 2014
Mortgage/Mezzanine Loan(8)	—	51,227	47,253	February 2015
Mezzanine Loan(9)	92,711	27,734	55,336	December 2015
Mezzanine Loan(10)	775,000	72,358	—	March 2016
Mezzanine Loan(11)	160,000	22,503	7,624	June 2016
Mezzanine Loan	87,300	25,572	34,761	July 2016
Mezzanine Loan(12)	83,933	35,563	34,444	October 2016
Total floating rate	$1,907,394	$542,161	$433,290
Total	4,277,860	883,120	1,016,855
Loan loss reserve(13)	—	(7,000)	(7,000)
	$4,277,860	$876,120	$1,009,855

(1)

Interest is added to the principal balance for this accrual only loan. In January 2013, we sold 50% of the mezzanine loan for $57.8 million and recognized additional income of $12.9 million, which is included in investment and preferred equity income on the

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

consolidated statements of income. The unaccrued interest during the period in which the loan was on non-accrual status is being accreted as of January 2013.
(2)

In November 2012, we acquired this non-performing loan with an original balance of $219.0 million, which accrued interest at its default rate. In connection with the repayment of the loan in May 2013, we recognized additional income of $6.4 million, which is included in investment and preferred equity income on our consolidated statements of income.

(3)	In February 2013, we entered into a loan participation agreement in the amount of $30.0 million on a $100.0 million mortgage. The note has two one-year extension options.
(4)	This loan matured in June 2013 and was extended to February 2014. The loan has an additional four-month extension option.
(5)	As of June 30, 2013, we were committed to fund an additional $1.7 million in connection with this loan.
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

(7)

In November 2012, we entered into a loan participation agreement in the amount of $5.0 million on a $37.5 million mortgage. As a result of the transfer not meeting the conditions for sale accounting, the portion that was participated out has been recorded in other liabilities in the accompanying consolidated balance sheets.

(8)	As of June 30, 2013, we were committed to fund an additional $7.1 million in connection with this loan.
(9)

We funded $56.3 million at origination. In June 2013, we sold 50% of our interest in the $85 million mezzanine loan. As of June 30, 2013, we were committed to fund an additional $13.6 million in connection with our share of this loan.

(10)	In March 2013, we originated a $150.0 million junior mezzanine loan and simultaneously sold one-half of our interest at par.
(11)

In November 2011, we entered into a loan participation agreement in the amount of $7.4 million on a $15.0 million mortgage. As part of the refinancing of the related senior mortgage in June 2013, we originated a $30.0 million mezzanine loan and our outstanding investment in the amount of $15.0 million, including the participated interest, was repaid in full. Following the refinancing, we entered into a loan participation agreement in the amount of $7.4 million on this $30.0 million mezzanine loan. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheets.

(12)	As of June 30, 2013, we were committed to fund an additional $14.1 million in connection with this loan.
(13)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

Preferred Equity Investments

As of June 30, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.2% at June 30, 2013 (in thousands):

Type	June 30, 2013 Senior Financing	June 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Mandatory Redemption
Preferred equity	$70,000	$9,934	$9,927	October 2014
Preferred equity(1)(2)	525,000	105,360	99,768	July 2015
Preferred equity(1)(3)	55,986	22,213	18,925	April 2016
Preferred equity(1)	926,260	213,794	209,959	July 2016
	$1,577,246	$351,301	$338,579

(1)         The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)         The reserve previously taken against this loan is being accreted up to the face amount through the maturity date. In June 2013, the redemption date was extended from July 2014 to July 2015.

(3)         As of June 30, 2013, we were committed to fund an additional $3.6 million on this loan.

The following table is a rollforward of our total loan loss reserves at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Balance at beginning of year	$7,000	$50,175
Expensed	—	3,000
Recoveries	—	(2,436)
Charge-offs and reclassifications	—	(43,739)
Balance at end of period	$7,000	$7,000

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

At June 30, 2013 and December 31, 2012, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at June 30, 2013 and December 31, 2012 comprising commercial real estate, which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $141.7 million at June 30, 2013 and $121.3 million at December 31, 2012. No financing receivables were 90 days past due or on non-accrual status at June 30, 2013.

The following table presents impaired loans, which may include non-accrual loans, as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	7,000	10,750	10,750	7,000

Total	$10,750	$10,750	$7,000	$10,750	$10,750	$7,000

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Average recorded investment in impaired loans	$10,876	$69,932	$10,870	$74,935

Investment and preferred equity income recognized	261	2,333	487	3,895

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investments in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone Real Estate Partners VII, or Blackstone, Square Mile Capital Management LLC, or Square Mile, Plaza Global Real Estate Partners LP or Plaza, Angelo Gordon Real Estate Inc., or AG, as well as private investors. All the investments below are voting interest entities, except for 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these three VIEs was $133.4 million and $117.7 million at June 30, 2013 and December 31, 2012, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The table below provides general information on each of our joint ventures as of June 30, 2013 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway(14)	Onyx	70.00%	70.00%	30	11/05	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue(2)	Sutton/Private Investor	10.92%	10.92%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
The Meadows(3)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(5)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(7)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(8)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(9)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500
33 Beekman(10)	Harel/Private Investor	45.90%	45.90%	145	08/12	31,000
West Coast office portfolio(11)	Blackstone/SquareMile	36.01%	36.01%	4,067	09/12	880,103
521 Fifth Avenue(12)	Plaza	50.50%	50.50%	460	11/12	315,000
21 East 66th Street(13)	Private Investors	32.28%	32.28%	17	12/12	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	12/12	45,000
Herald Center(6)	AG	40.00%	40.00%	365	01/13	50,000

(1)                       Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)                       In June 2012, the retail condominium at the property was recapitalized. The recapitalization triggered a promote which resulted in a reduction of our economic interest. In addition, we sold 50% of our remaining interest at a property valuation of $617.6 million. We recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million. The refinancing replaced the $245.0 million floating rate mortgage loan, which bore interest at 275 basis points over LIBOR and was due to mature in September 2012, with a $300.0 million mortgage loan and $290.0 million mezzanine loan.

(3)                       In August 2012, Onyx made a capital contribution to the joint venture, which was distributed to us in full redemption of our preferred equity interest.

(4)                       The property is subject to a 13-year triple-net lease arrangement with a single tenant.  The lease commenced in 2007.

(5)                       As of June 30, 2013, the redevelopment project is substantially complete.

(6)                       The joint venture acquired a preferred equity interest in an entity that holds the interest in a mixed commercial use property located in Manhattan. The preferred equity bears interest at a rate of 8.75% per annum and matures in June 2016.

(7)                       We had an obligation to fund an additional $47.5 million to the joint venture which has been fully funded as of June 30, 2013. In September 2012, the joint venture sold to Young & Rubicam, Inc. a portion of the property, generally floors three through eight, through a condominium form of ownership, or Y&R units, for $143.6 million. As the joint venture has an option to repurchase the Y&R unit, no gain was recognized as a result of this transaction.

(8)                       We hold an effective 49.5% ownership interest in the joint venture.

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

(11)                In September 2012, we, together with an affiliate of Blackstone, Gramercy Capital Corp., which in April 2013, changed its name to Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy, and Square Mile, formed a joint venture to recapitalize a 31-property, 4.5-million-square-foot West Coast office portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio’s management and leasing. Prior to the recapitalization, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. The new joint venture extended the $678.8 million mortgage secured by the portfolio for a term of two years with a one-year extension option. In addition, the joint venture entered into a new $68.0 million mezzanine loan for a term of two years. See Note 5, “Debt and

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Preferred Equity Investments.” In February 2013, we acquired Gramercy’s 10.73% interest in the joint venture and simultaneously sold 20.78% of the newly acquired interest to Square Mile. In June 2013, one of the properties was sold for $111.9 million, on which we recognized a gain of approximately $1.6 million. The proceeds of the sale were used primarily to repay $99.0 million of the mortgage and $7.3 million of the mezzanine loan.

(12)                In November 2012, we sold a 49.5% partnership interest in 521 Fifth Avenue to Plaza Global Real Estate Partners at a gross valuation price of $315.0 million for this property. We recognized a gain of $19.4 million on the sale. We also refinanced the existing $150.0 million loan with a $170.0 million seven-year mortgage loan, which bears interest at 220 basis points over LIBOR. Following the sale, we deconsolidated the entity effective November 30, 2012 and accounted for our investment under the equity method due to a lack of control.

(13)                We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% in four residential units at the property.

(14)                In March 2013, Sutton conveyed his interest in this property to us.

In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption by the purchaser of $315.0 million of existing debt. We recognized a gain of $1.0 million on the sale of this property.

In April 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 379 West Broadway for $48.5 million, inclusive of the fee position which was acquired for $13.5 million. We recognized a gain on sale of this investment of $6.5 million.

In March 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 141 Fifth Avenue for $46.0 million. We recognized a gain on sale of this investment of $7.3 million.

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2013	December 31, 2012
100 Park Avenue	09/2014	6.64%	$211,056	$212,287
7 Renaissance	02/2015	10.00%	950	856
11 West 34th Street	01/2016	4.82%	17,349	17,491
280 Park Avenue	06/2016	6.57%	710,000	710,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
1745 Broadway	01/2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
800 Third Avenue	08/2017	6.00%	20,910	20,910
388 and 390 Greenwich Street(2)	12/2017	3.20%	996,082	996,082
315 West 36th Street	12/2017	3.04%	25,000	25,000
717 Fifth Avenue	07/2022	4.45%	300,000	300,000
21 East 66th Street(3)	04/2023	3.60%	12,000	12,000
717 Fifth Avenue	06/2024	9.00%	299,122	294,509
1604-1610 Broadway(4)	—	5.66%	27,000	27,000
Total fixed rate debt			$3,223,219	$3,219,885
180/182 Broadway(5)	12/2013	2.95%	88,321	71,524
West Coast office portfolio(6)	09/2014	3.93%	635,012	745,025
747 Madison Avenue	10/2014	3.00%	33,125	33,125
The Meadows(7)	09/2015	7.75%	57,000	57,000
3 Columbus Circle(8)	04/2016	2.38%	243,277	247,253
1552 Broadway(9)	04/2016	3.23%	131,848	113,869
Other loan payable	06/2016	1.10%	30,000	30,000
724 Fifth Avenue	01/2017	2.55%	120,000	120,000
10 East 53rd Street	02/2017	2.70%	125,000	125,000
33 Beekman(10)	08/2017	2.95%	18,362	18,362
600 Lexington Avenue	10/2017	2.28%	122,514	124,384
388 and 390 Greenwich Street(2)	12/2017	1.19%	142,297	142,297
27-29 West 34th Street(11)	05/2018	2.10%	53,238	53,375
521 Fifth Avenue(12)	11/2019	2.40%	170,000	170,000
21 East 66th Street	06/2033	1.90%	1,996	2,033
16 Court Street(13)			—	84,916
Total floating rate debt			$1,971,990	$2,138,163
Total joint venture mortgages and other loans payable			$5,195,209	$5,358,048

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

(1)                       Effective weighted average interest rate for the three months ended June 30, 2013, taking into account interest rate hedges in effect during the period.

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

(3)                       In April 2013, this loan was refinanced at par and its maturity was extended to April 2023.

(4)                       This loan went into default in November 2009 due to the non-payment of debt service.

(5)                       This loan has a committed amount of $90.0 million.

(6)                       As a result of the sale of one of its properties, the joint venture paid down $99.0 million of its mortgage and $7.3 million of its mezzanine loan.

(7)                       As a result of the refinancing and restructuring in August 2012, we replaced the $83.0 million mortgage with a $60.0 million, three-year mortgage and recognized additional income of $10.8 million due to the repayment of the previous mortgage at a discount. As of June 30, 2013, $3.0 million of the existing loan remained unfunded.

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

(9)                       In April 2013, we refinanced the previous $119.6 million mortgage with a $200.0 million three-year loan construction financing facility comprised of a $170.0 million mortgage loan, which carries a floating rate of interest of 270 basis points over LIBOR, and a $30.0 mezzanine loan, which carries a floating rate of interest of 935 basis points over LIBOR. The facility has two one-year extension options. As of June 30, 2013, $47.3 million of the mortgage loan and $20.9 million of the mezzanine loan remained unfunded.

(10)                This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(11)                In May 2013, this loan was refinanced and its maturity was extended to May 2018.

(12)                In connection with the sale of a 49.5% membership interest in the entity, the existing loan was refinanced with a $170.0 million seven-year mortgage. As we no longer control the entity, we deconsolidated the entity effective November 30, 2012. See Note 12 of prior table.

(13)                In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $1.4 million, $4.0 million, $1.8 million and $3.7 million from these services for the three and six months ended June 30, 2013 and 2012, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2013 and December 31, 2012, are as follows (in thousands):

	June 30, 2013	December 31, 2012
Assets
Commercial real estate property, net	$6,727,061	$6,910,991
Other assets	853,956	728,113
Total assets	$7,581,017	$7,639,104

Liabilities and members’ equity
Mortgages and other loans payable	$5,195,209	$5,358,048
Other liabilities	377,491	406,929
Members’ equity	2,008,317	1,874,127
Total liabilities and members’ equity	$7,581,017	$7,639,104
Company’s net investment in unconsolidated joint ventures	$1,085,793	$1,032,243

The combined statements of income for the unconsolidated joint ventures for the three and six months ended June 30, 2013 and 2012, respectively, are as follows (in thousands):

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Total revenues	$154,974	$124,418	$306,205	$244,466
Operating expenses	28,205	16,207	56,816	32,973
Ground rent	658	742	1,315	1,660
Real estate taxes	16,958	12,483	34,263	25,857
Interest expense, net of interest income	56,561	50,602	112,968	105,470
Amortization of deferred financing costs	5,302	2,904	9,585	4,671
Depreciation and amortization	52,539	35,724	95,150	72,507
Transaction related costs	—	90	—	358
Total expenses	160,223	118,752	310,097	243,496
Net (loss) income	$(5,249)	$5,666	$(3,892)	$970
Company’s equity in net (loss) income of unconsolidated joint ventures	$(3,761)	$70,890	$1,313	$69,330

The 2012 equity in net income of unconsolidated joint ventures includes $67.9 million of additional income due to the distribution of refinancing proceeds from the recapitalization of 717 Fifth Avenue.

Gramercy Property Trust Inc.

In April 2004, we formed Gramercy Capital Corp., which was renamed Gramercy Property Trust Inc. in April 2013, or Gramercy, as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At June 30, 2013, we held 0.7 million shares, or approximately 1.35% of Gramercy’s common stock. Our total investment of approximately $3.4 million is based on the market value of our common stock investment in Gramercy at June 30, 2013.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Deferred financing	$149,212	$152,596
Deferred leasing	292,346	285,931
	441,558	438,527
Less accumulated amortization	(195,500)	(177,382)
Deferred costs, net	$246,058	$261,145

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2013	December 31, 2012
220 East 42nd Street	11/2013	5.25%	$183,527	$185,906
609 Partners, LLC(2)	07/2014	5.00%	23	23
125 Park Avenue	10/2014	5.75%	146,250	146,250
711 Third Avenue	06/2015	4.99%	120,000	120,000
625 Madison Avenue	11/2015	7.22%	123,340	125,603
500 West Putnam	01/2016	5.52%	23,799	24,060
420 Lexington Avenue	09/2016	7.50%	184,033	184,992
Landmark Square	12/2016	4.00%	83,705	84,486
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street(8)	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,291	8,371
2 Herald Square	04/2017	5.36%	191,250	191,250
885 Third Avenue	07/2017	6.26%	267,650	267,650
Other loan payable(3)	09/2019	8.00%	50,000	50,000
One Madison Avenue	05/2020	5.91%	597,610	607,678
100 Church	07/2022	4.68%	230,000	230,000
919 Third Avenue(4)	06/2023	5.12%	500,000	500,000
400 East 57th Street	02/2024	4.13%	70,000	70,000
400 East 58th Street	02/2024	4.13%	30,000	30,000
1515 Broadway(5)	03/2025	3.93%	900,000	—
Total fixed rate debt			$4,340,978	$3,457,769
Master repurchase(6)	09/2013	3.20%	132,179	116,667
16 Court Street(9)	10/2013	3.44%	84,580	—
180 Maiden Lane(7)	11/2016	2.40%	266,994	271,215
248-252 Bedford Avenue	03/2018	2.45%	22,000	—
1515 Broadway(5)	—	—	—	769,813
Total floating rate debt			$505,753	$1,157,695
Total mortgages and other loans payable			$4,846,731	$4,615,464

(1)        Effective weighted average interest rate for the three months ended June 30, 2013, taking into account interest rate hedges in effect during the period.

(2)        As part of an acquisition, the Operating Partnership issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of June 30, 2013, 63.8 million Series E units had been redeemed.

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

(8)        This property is held for sale at June 30, 2013 and the related mortgage is included in the liabilities related to assets held for sale.

(9)        In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

At June 30, 2013 and December 31, 2012, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $8.0 billion and $7.6 billion, respectively.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of June 30, 2013, the facility fee was 30 basis points. At June 30, 2013, we had approximately $91.6 million of outstanding letters of credit, $40.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2013 Unpaid Principal Balance	June 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,185	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	292,511	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,651	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,335,205	$1,334,956

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

(4)                       In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2013, approximately $52.5 million remained to be amortized into the debt balance.

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, revolving credit facility, trust preferred securities, term loan and senior unsecured notes and our share of joint venture debt as of June 30, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
2013	$20,431	$399,101	$—	$—	$—	$419,532	$73,574
2014	43,665	146,273	—	—	75,898	265,836	326,019
2015	46,322	229,537	—	—	7	275,866	37,328
2016	56,836	516,576	—	—	255,185	828,597	593,802
2017	60,897	1,098,064	—	—	304,464	1,463,425	934,011
Thereafter	367,307	1,861,722	40,000	100,000	1,099,651	3,468,680	180,587
	$595,458	$4,251,273	$40,000	$100,000	$1,735,205	$6,721,936	$2,145,321

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest expense	$83,746	$82,560	$165,369	$162,941
Interest income	(470)	(401)	(922)	(811)
Interest expense, net	$83,276	$82,159	$164,447	$162,130
Interest capitalized	$3,301	$2,996	$6,363	$5,532

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $6.2 billion, compared to the book value of the related fixed rate debt of approximately $5.8 billion at June 30, 2013.  Our floating rate debt, inclusive of our 2012 credit facility, other than the $30.0 million that was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $0.9 billion, compared to the book value of the related floating rate debt of approximately $0.9 billion at June 30, 2013. Our debt and preferred equity investments had an estimated fair value ranging between $1.2 billion and $1.3 billion, compared to the book value of the related debt and preferred equity investments of approximately $1.2 billion at June 30, 2013, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.9 million, $1.9 million, $0.8 million and $1.6 million, for the three and six months ended June 30, 2013 and 2012, respectively.  We paid Alliance approximately $4.2 million, $8.4 million, $4.7 million and $8.2 million for the three and six months ended June 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $105,000, $107,000, $44,200 and $55,900 for the three and six months ended June 30, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $96,000, $214,000, $110,000 and $199,000 for the three and six months ended June 30, 2013 and 2012, respectively.

Other

Amounts due to/from related parties at June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Due from joint ventures	$1,777	$511
Other	5,068	7,020
Related party receivables	$6,845	$7,531
Due to a joint venture (included in Accounts payable and accrued expenses)	$—	$(8,401)

Gramercy Property Trust Inc.

See Note 6, “Investments in Unconsolidated Joint Ventures—Gramercy Property Trust Inc.,” for disclosure on related party transactions between Gramercy and us.

12.  Stockholders’ Equity

Common Stock

Our authorized capital stock consists of 260,000,000 shares, $0.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share.  As of June 30, 2013, 91,812,771 shares of common stock and no shares of excess stock were issued and outstanding.

In July 2011, we, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of our common stock. During the six months ended June 30, 2013, we sold approximately 95,000 shares of our common stock through the ATM Program for aggregate gross proceeds of approximately $8.7 million ($8.5 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of June 30, 2013, we had $36.7 million available to issue under the ATM Program.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

from the issuance of the Series I Preferred Stock, which were recorded net of underwriters’ discount and issuance costs.

In June 2013, we redeemed the remaining 7,700,000 outstanding shares of our 7.625% Series C Cumulative Redeemable Preferred stock, or the Series C Preferred Stock at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013. We recognized $12.2 million of costs to redeem the remaining Series C Preferred Stock. In September 2012, we had redeemed 4,000,000 shares of our 11,700,000 shares of Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such Preferred Stock through September 24, 2012. We recognized $6.3 million of costs to redeem partially the Series C Preferred Stock.  The Series C Preferred stockholders received annual dividends of $1.90625 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.

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

During the six months ended June 30, 2013 and 2012, we issued approximately 312 shares and 1.3 million shares of our common stock and received approximately $26,000 and $99.5 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Third Amended and Restated 2005 Stock Option and Incentive Plan

We have a stock option and incentive plan.  The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2013 and our stockholders in June 2013 at our annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.77 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan has been previously terminated by the board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by our stockholders. As of June 30, 2013, 5.8 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013	December 31, 2012
Dividend yield	2.00%	2.00%
Expected life of option	4.7 years	3.7 years
Risk-free interest rate	0.68%	0.46%
Expected stock price volatility	35.50%	37.40%

A summary of the status of our stock options as of June 30, 2013 and December 31, 2012 and changes during the six months ended June 30, 2013 and the year ended December 31, 2012 are presented below:

	June 30, 2013		December 31, 2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,201,000	$75.05	1,277,200	$63.37
Granted	201,000	76.67	361,331	75.36
Exercised	(156,730)	51.89	(382,612)	36.65
Lapsed or cancelled	(24,035)	84.71	(54,919)	72.99
Balance at end of period	1,221,235	$78.10	1,201,000	$75.05

Options exercisable at end of period	504,092	$85.05	479,913	$86.85
Weighted average fair value of options granted during the period	$3,867,342		$6,602,967

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 4.32 years and the remaining weighted average contractual life of the options exercisable was 3.64 years.

During the three and six months ended June 30, 2013 and 2012, we recognized approximately $1.3 million, $2.6 million, $1.1 million and $2.8 million of compensation expense, respectively, for these options. As of June 30, 2013, there was approximately $10.1 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

A summary of our restricted stock as of June 30, 2013 and December 31, 2012 and charges during the six months ended June 30, 2013 and the year ended December 31, 2012 is presented below:

	June 30, 2013	December 31, 2012
Balance at beginning of year	2,804,901	2,912,456
Granted	3,450	92,729
Cancelled	(600)	(200,284)
Balance at end of period	2,807,751	2,804,901
Vested during the period	500	408,800
Compensation expense recorded	$2,971,339	$6,930,381
Weighted average fair value of restricted stock granted during the period	$309,362	$7,023,942

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The fair value of restricted stock that vested during the six months ended June 30, 2013 and year ended December 31, 2012 was $0.02 million and $22.4 million, respectively. As of June 30, 2013, there was $9.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

For the three and six months ended June 30, 2013 and 2012, approximately $1.0 million , $2.0 million, $1.0 million and $2.0 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year.  In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.8 million, $2.8 million, $1.9 million and $3.7 million during the three and six months ended June 30, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.

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

The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.7 million, $4.5 million, $1.4 million and $2.6 million during the three and six months ended June 30, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

During the six months ended June 30, 2013, no phantom stock units were earned.  As of June 30, 2013, there were approximately 70,407 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2013, approximately 68,483 shares of our common stock had been issued under the ESPP.

Earnings per Share

Earnings per share for the three and six months ended June 30, 2013 and 2012 is computed as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common stockholders	$8,276	$103,040	$27,185	$128,296
Effect of Dilutive Securities:
Redemption of units to common shares	244	3,421	799	4,309
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SL Green common stockholders	$8,520	$106,461	$27,984	$132,605

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Denominator (Weighted Average Shares)
Basic Earnings:
Shares available to common stockholders	91,660	89,789	91,530	88,265
Effect of Dilutive Securities:
Redemption of units to common shares	2,652	3,193	2,694	3,121
3.0% exchangeable senior debentures due 2017	—	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—	—
Stock-based compensation plans	224	369	228	380
Diluted Shares	94,536	93,351	94,452	91,766

We have excluded approximately 894,000, 939,000, 729,000 and 768,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2013 and 2012, respectively, as they were anti-dilutive.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

13.  Noncontrolling Interests in Operating Partnership

The noncontrolling interest ownership in the Operating Partnership represents interests held by entities other than the Company.  As of June 30, 2013 and December 31, 2012, the noncontrolling interest unit holders owned 2.95% (2,794,239 units) and 2.94% (2,759,758 units) of the Operating Partnership, respectively.  At June 30, 2013, there were also 57,667 performance-based LTIP Units outstanding. At June 30, 2013, 2,851,906 shares of our common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

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

We have included a rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership below (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$212,907	$195,030
Distributions	(1,775)	(3,296)
Issuance of common units	12,675	42,239
Redemption of common units	(17,287)	(87,513)
Net income	799	5,597
Accumulated other comprehensive income (loss) allocation	515	(388)
Fair value adjustment	36,091	61,238
Balance at end of period	$243,925	$212,907

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

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

The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of June 30, 2013 (in thousands):

	Capital leases	Non-cancellable operating leases
2013 (6 months)	$1,110	$17,801
2014	2,293	35,655
2015	2,364	35,810
2016	2,543	36,251
2017	2,653	36,474
Thereafter	356,544	1,188,301
Total minimum lease payments	367,507	$1,350,292
Less amount representing interest	(320,267)
Present value of net minimum lease payments	$47,240

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

The following table summarizes the notional and fair value of our derivative financial instruments at June 30, 2013 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$271,912	6.000%	11/2012	11/2013	$—
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(1,426)
Interest Rate Swap	$8,500	0.740%	2/2012	2/2015	$(54)

Certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On June 30, 2013, the derivative instruments were reported as an obligation at their fair value of approximately $1.5 million.  This is included in other liabilities on the consolidated balance sheet at June 30, 2013.  Included in accumulated other comprehensive loss at June 30, 2013 was approximately $15.9 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $5.9 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges as discussed above. This loss is being amortized over the 10-year term of the related financing.  This loss is included in the $15.9 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives, including our share of joint venture accumulated other comprehensive loss, was $21.8 million and $32.9 million at June 30, 2013 and December 31, 2012, respectively.

Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $2.3 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $4.9 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

into equity in net income (loss) from unconsolidated joint ventures within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the consolidated statements of income for the three months ended June 30, 2013 and 2012, respectively (in thousands):

		Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense/ Equity in net income of unconsolidated joint ventures (Effective Portion) For the Three Months Ended		Amount of Gain or (Loss) or Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Three Months Ended
Designation\Cash Flow	Derivative	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Qualifying	Interest Rate Swaps/Caps	$8,069	$(6,865)	$1,730	$3,217	$5	$1

Non-qualifying	Interest Rate Caps	—	—	—	—	4	380

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the consolidated statements of income for the six months ended June 30, 2013 and 2012, respectively (in thousands):

		Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended		Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Interest Expense/ Equity in net income of unconsolidated joint ventures (Effective Portion) For the Six Months Ended		Amount of Gain or (Loss) Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Six Months Ended
Designation\Cash Flow	Derivative	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Qualifying	Interest Rate Swaps/Caps	$8,249	$(6,953)	$3,438	$6,420	$5	$1

Non-qualifying	Interest Rate Caps	—	—	—	—	(11)	(331)

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

17.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

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

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

5, “Debt and Preferred Equity Investments,” for additional details on our debt and preferred equity investments.

Selected results of operations for the three and six months ended June 30, 2013 and 2012, and selected asset information as of June 30, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2013	$318,414	$46,731	$365,145
June 30, 2012	311,087	33,448	344,535

Six months ended:
June 30, 2013	$631,174	$99,439	$730,613
June 30, 2012	619,334	59,786	679,120

Income (loss) from continuing operations before equity in net gain on sale of unconsolidated joint venture/real estate
Three months ended:
June 30, 2013	$(233)	$38,047	$37,814
June 30, 2012	81,011	27,013	108,024

Six months ended:
June 30, 2013	$(15,821)	$81,861	$66,040
June 30, 2012	80,334	47,928	128,262

Total assets
As of:
June 30, 2013	$13,163,696	$1,238,229	$14,401,925
December 31, 2012	13,021,095	1,357,890	14,378,985

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost as well as the interest under the MRA.  We also allocate loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (totaling approximately $23.2 million, $45.7 million, $22.7 million and $43.9 million for the three and six months ended June 30, 2013 and 2012, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

SL Green Realty Corp.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The table below reconciles income from continuing operations to net income attributable to SL Green common stockholders for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate	$37,814	$108,024	$66,040	$128,262
Purchase price fair value adjustment	(2,305)	—	(2,305)	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(3,583)	9,534	(3,583)	16,794
Income from continuing operations	31,926	117,558	60,152	145,056
Net (loss) income from discontinued operations	(678)	899	320	1,931
Gain on sale of discontinued operations	—	—	1,113	6,627
Net income	31,248	118,457	61,585	153,614
Net income attributable to noncontrolling interests in the Operating Partnership	(244)	(3,421)	(799)	(4,309)
Net income attributable to noncontrolling interests in other partnerships	(3,004)	(3,887)	(5,905)	(4,958)
Preferred unit distributions	(565)	(565)	(1,130)	(962)
Net income attributable to SL Green	27,435	110,584	53,751	143,385
Preferred redemption costs	(12,160)	—	(12,160)	—
Perpetual preferred stock dividends	(6,999)	(7,544)	(14,406)	(15,089)
Net income attributable to SL Green common stockholders	$8,276	$103,040	$27,185	$128,296

18.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities for the six months ended June 30, 2013 and 2012, respectively (in thousands):

	Six Months Ended June 30,
	2013	2012
Issuance of common stock as deferred compensation	$—	$544
Issuance of units in the Operating Partnership	12,675	35,917
Redemption of units in the Operating Partnership	17,287	483
Derivative instruments at fair value	479	314
Mortgage assigned upon asset sale	—	59,099
Tenant improvements and capital expenditures payable	9,665	12,294
Assumption of mortgage loans	84,642	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	36,091	46,810
Deferred leasing payable	4,872	2,583
Capital leased asset	9,992	—
Transfer to net assets held for sale	207,665	86,339
Transfer to liabilities related to net assets held for sale	11,894	62,792
Repayment of mezzanine loan	—	3,750
Redemption of Series E units	—	31,698
Repayment of financing receivable	—	28,195
Consolidation of real estate investment	90,934	—

19.  Subsequent Events

In July 2013, we sold and settled approximately 165,718 shares of our common stock through our ATM Program for aggregate gross proceeds of $15.2 million ($14.9 million of net proceeds after related expenses). As of the date of this filing, we still had approximately $21.5 million available for issuance under the ATM Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies, which are referred to as the Service Corporation, a consolidated variable interest entity.  All of the management, leasing and construction services with respect to the properties which are wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

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

As of June 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.9%
	Unconsolidated properties	9	5,934,434	95.1%

Suburban	Consolidated properties	27	4,217,400	79.4%
	Unconsolidated properties	4	1,222,100	84.3%
		67	29,721,879	91.7%

(1)                                 The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of June 30, 2013, we also owned investments in 14 stand-alone retail properties encompassing approximately 465,200 square feet, 15 development properties encompassing approximately 2,580,700 square feet, three residential properties encompassing 468 units (approximately 497,100 square feet), two land interests encompassing approximately 961,400 square feet and 30 west coast office properties encompassing approximately 4,066,900 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,400 rentable square feet. As of June 30, 2013, we also held debt and preferred equity investments with a book value of $1.2 billion.

Critical Accounting Policies

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the six months ended June 30, 2013.

Results of Operations

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012

The following comparison for the three months ended June 30, 2013, or 2013, to the three months ended June 30, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at June 30, 2013 and totaled 51 of our 54 consolidated properties, representing approximately 91.3% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Assets classified as held for sale, are excluded from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
Rental and escalation revenues (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change
Rental revenue	$255.8	$248.8	$7.0	2.8	$18.2	$13.4	$(0.7)	$1.7	$273.3	$263.9	$9.4	3.6
Escalation and reimbursement	37.7	39.5	(1.8)	(4.6)	1.4	1.3	0.3	0.1	39.4	40.9	(1.5)	(3.7)
	$293.5	$288.3	$5.2	1.8	$19.6	$14.7	$(0.4)	$1.8	$312.7	$304.8	$7.9	2.6

Occupancy in the Same-Store consolidated properties was 91.3% at June 30, 2013 compared to 91.0% at June 30, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio was 94.0% at June 30, 2013 compared to 93.2% at June 30, 2012. Occupancy for our Suburban consolidated portfolio was 79.4% at June 30, 2013 compared to 80.1% at June 30, 2012.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the three months ended June 30, 2013 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,408,480
Space which became available during the quarter(3)
• Office	266,446
• Retail	9,849
• Storage	3,476
	279,771
Total space available	1,688,251
Space leased during the quarter:
• Office(4)	284,051	312,425	$50.81	$58.03	$32.16	2.0	5.4
• Retail	—	—	$—	$—	$—	—	—
• Storage	3,996	6,011	$18.92	$25.19	$—	0.1	6.8
Total space leased	288,047	318,436	$50.21	$57.70	$31.55	1.9	5.4

Total available space at end of period	1,400,204

Early renewals
• Office	312,113	328,587	$58.96	$51.65	$36.39	1.3	7.6
• Retail	22,289	21,862	$115.64	$91.04	$26.58	—	6.9
• Storage	131	202	$27.00	$26.52	$—	—	5.0
Total early renewals	334,533	350,651	$62.47	$54.09	$35.76	1.3	7.5

Total commenced leases, including replaced previous vacancy
• Office		641,012	$54.99	$53.92	$34.33	1.7	6.5
• Retail		21,862	$115.64	$91.04	$26.58	—	6.9
• Storage		6,213	$19.19	$25.32	$—	0.1	6.8
Total commenced leases		669,087	$56.64	$55.33	$33.75	1.6	6.5

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,165,679
Space which became available during the quarter(3)
• Office	65,107
• Retail
• Storage	1,080
	66,187
Total space available	1,231,866
Space leased during the quarter:
• Office(5)	84,340	88,560	$29.02	$34.96	$18.38	1.9	4.1
• Retail	—	—	$—	$—	$—	—	—
• Storage	800	801	$17.87	$17.48	$—	—	1.9
Total space leased	85,140	89,361	$28.92	$34.84	$18.22	1.9	4.1

Total available space at end of period	1,146,726

Early renewals
• Office	121,833	122,496	$30.11	$34.08	$24.45	8.3	8.8
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	121,833	122,496	$30.11	$34.08	$24.45	8.3	8.8
Total commenced leases, including replaced previous vacancy
• Office		211,056	$29.65	$34.25	$21.90	5.6	6.8
• Retail		—	$—	$—	$—	—	—
• Storage		801	$17.87	$17.48	$—	—	1.9
Total commenced leases		211,857	$29.61	$34.23	$21.82	5.6	6.8

(1)	Annual initial base rent.
(2)	Escalated rent is calculated as total annual income less electric charges.
(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(4)

Average starting office rent excluding new tenants replacing vacancies was $52.32 per rentable square feet for 181,215 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $56.60 per rentable square feet for 509,802 rentable square feet.

(5)

Average starting office rent excluding new tenants replacing vacancies was $33.35 per rentable square feet for 28,912 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $30.73 per rentable square feet for 151,408 rentable square feet.

At June 30, 2013, approximately 3.2% and 6.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market asking rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 9.9% and 7.0% higher, respectively, than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 14.2% and 3.8% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The decrease in escalation and reimbursement revenue was due to slightly lower recoveries at the Same-Store Properties ($1.8 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower electric reimbursements ($1.1 million) and operating expense escalations ($0.9 million).

	Same-Store				Acquisition		Other		Consolidated
Property Operating Expenses (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Operating expenses	$61.7	$60.2	$1.5	2.5	$4.2	$4.4	$3.5	$2.8	$69.4	$67.4	$2.0	3.0
Real estate taxes	49.7	49.1	0.6	1.2	3.0	3.1	—	—	52.7	52.2	0.5	1.0
Ground rent	8.8	9.0	(0.2)	(2.2)	0.1	0.1	(0.3)	(0.2)	8.6	8.9	(0.3)	(3.4)
	$120.2	$118.3	$1.9	1.6	$7.3	$7.6	$3.2	$2.6	$130.7	$128.5	$2.2	1.7

The increase in property operating expenses at the Same-Store Properties was due mainly to higher payroll costs ($0.7 million), real estate taxes ($0.6 million) and insurance ($0.5 million). The increase in real estate taxes was primarily due to higher assessed value and higher tax rates.

Non-property Revenues (in millions)	2013	2012	$ Change	% Change
Equity in net (loss) income of unconsolidated joint ventures	$(3.8)	$70.9	$(74.7)	(105.4)%
Investment and preferred equity income	46.7	33.4	13.3	39.8
Other income	5.7	6.3	(0.6)	(9.5)
Total	$48.6	$110.6	$(62.0)	(56.1)%

The decrease in equity in net income of unconsolidated joint ventures was due to lower net income contributions primarily from our investments in 717 Fifth Avenue ($68.5 million), for which we recognized additional income of $67.9 million in 2012 due to a recapitalization, and the West Coast portfolio ($5.3 million), which commencing on September 28, 2012 was accounted for under the equity method of accounting for investments following a recapitalization transaction. The decrease was partially offset by higher net income contributions from 388-390 Greenwich Street ($3.6 million) primarily as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap. Occupancy at our joint venture properties was 93.3% at June 30, 2013 and 94.1% at June 30, 2012.  At June 30, 2013, approximately 0.4% and 12.6% of the space leased at our Manhattan and Suburban joint venture properties were expected to expire during the remainder of 2013. We estimate that current market asking rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties were approximately 6.7% higher and 2.5% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the three months ended June 30, 2013 primarily due to a higher invested balance in 2013 and the repayment of one of our debt investments, in which we recognized an additional income of $6.4 million. During the three months ended June 30, 2013, we originated or purchased $76.3 million of new debt investments at an average current yield of 9.8% compared to $71.3 million of new debt investments at an average current yield of 8.2% during the three months ended June 30, 2012.  The weighted average investment balance outstanding and weighted average yield were $1.3 billion and 11.0%, respectively, for the three months ended June 30, 2013 compared to $1.0 billion and 9.4%, respectively, for the three months ended June 30, 2012. As of June 30, 2013, our debt and preferred equity investments had a weighted average term to maturity of approximately 2.4 years.

The decrease in consolidated other income was primarily due to a lower fee and other income ($1.3 million) and lease buy-out income ($0.5 million), which were partially offset by higher contributions from the Service Corporation ($1.3 million).

Same-Store other income decreased by $0.8 million from $2.1 million for the three months ended June 30, 2012 to $1.3 million for the three months ended June 30, 2013 due mainly to lower lease buy-out income.

Other Expenses (in millions)	2013	2012	$ Change	% Change
Interest expense, net of interest income	$87.5	$85.7	$1.8	2.1%
Depreciation and amortization expense	82.0	76.2	5.8	7.6
Transaction related costs	1.7	2.0	(0.3)	(15.0)
Marketing, general and administrative expense	21.5	20.7	0.8	3.9
Total	$192.7	$184.6	$8.1	4.4%

The increase in interest expense was primarily attributable to higher average consolidated debt balances outstanding during the period as a result of an increase in borrowings from the Master Repurchase Agreement facility, or MRA, ($2.1 million), the refinancing at 100 Church Street ($2.3 million), and the consolidation of 16 Court Street ($0.5 million) following our acquisition of the remaining interest. The increase was partially offset by lower interest expense as a result of the repayment of debt balances at 609 Fifth Avenue ($1.8 million) and 110 East 42nd Street ($1.0 million). The weighted average debt balance outstanding was $6.8 billion during the three months ended June 30, 2013 compared to $6.3 billion during the three months ended June 30, 2012. The weighted average interest rate decreased from 5.02% for the three months ended June 30, 2012 to 4.9% for the three months ended June 30, 2013.

The increase in depreciation and amortization expense was attributable to the depreciation of the assets acquired subsequent to May 2012, which, in aggregate, contributed $4.4 million of the total increase in depreciation and amortization expenses as well as a result of increased capital expenditures at the properties. This increase was partially offset by the effect of deconsolidating 521 Fifth Avenue as a result of sale of our 49.5% of our interest in November 2012, which had depreciation and amortization expense of $1.9 million during the three months ended June 30, 2012.

Marketing, general and administrative, or MG&A, expenses for the three months ended June 30, 2013 were $21.5 million, or 5.0% of total revenues including our share of joint venture revenue compared to $20.7 million, or 5.2% for the three months ended June 30, 2012.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

The following comparison for the six months ended June 30, 2013, or 2013, to the six months ended June 30, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at June 30, 2013 and totaled 51 of our 54 consolidated properties, representing approximately 91.3% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Assets classified as held for sale, are excluded from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
Rental and escalation revenues (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Rental revenue	$510.9	$496.4	$14.5	2.9	$31.2	$23.9	$(2.3)	$0.3	$539.8	$520.6	$19.2	3.7
Escalation and reimbursement	77.4	79.4	(2.0)	(2.5)	2.3	2.5	0.2	0.2	79.9	82.1	(2.2)	(2.7)
	$588.3	$575.8	$12.5	2.2	$33.5	$26.4	$(2.1)	$0.5	$619.7	$602.7	$17.0	2.8

Occupancy in the Same-Store consolidated properties was 91.3% at June 30, 2013 compared to 91.0% at June 30, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio was 94.0% at June 30, 2013 compared to 93.2% at June 30, 2012. Occupancy for our Suburban consolidated portfolio was 79.4% at June 30, 2013 compared to 80.1% at June 30, 2012.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the six months ended June 30, 2013 in our Manhattan and Suburban portfolio:

		Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period		1,438,147
Space which became available during the six months ended(3)
•	Office	447,853
•	Retail	23,011
•	Storage	4,536
		475,400
Total space available		1,913,547
Space leased during the six months ended:
•	Office(4)	494,108	541,631	$50.57	$57.87	$41.97	2.9	6.3
•	Retail	15,000	17,921	$86.49	$78.18	$64.03	6.0	20.5
•	Storage	4,235	6,250	$19.16	$25.19	$—	0.1	6.7
Total space leased		513,343	565,802	$51.36	$58.88	$42.21	3.0	6.7

Total available space at end of period		1,400,204

Early renewals
•	Office	597,981	635,482	$58.69	$52.68	$23.55	1.1	5.8
•	Retail	34,099	38,475	$131.20	$88.20	$15.10	—	5.6
•	Storage	4,321	5,120	$26.92	$24.90	$4.64	—	7.1
Total early renewals		636,401	679,077	$62.55	$54.48	$22.92	1.0	5.8

Total commenced leases, including replaced previous vacancy
•	Office		1,177,113	$54.95	$54.27	$32.02	1.9	6.0
•	Retail		56,396	$117.00	$85.01	$30.65	1.9	10.3
•	Storage		11,370	$22.65	$24.97	$2.09	—	6.8
Total commenced leases			1,244,879	$57.47	$55.83	$31.69	1.9	6.2

		Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period		1,106,957
Space which became available during the six months ended(3)
•	Office	232,770
•	Retail	679
•	Storage	4,231
		237,680
Total space available		1,344,637
Space leased during the six months ended:
•	Office(5)	193,681	201,148	$28.67	$34.48	$21.06	1.9	4.9
•	Retail	679	818	$150.00	$248.40	$—	5.0	13.0
•	Storage	3,551	4,127	$13.00	$10.18	$—	—	5.8
		197,911	206,093	$28.84	$36.02	$20.55	1.9	5.0

Total available space at end of period		1,146,726

Early renewals
•	Office	233,561	234,980	$31.15	$33.22	$24.74	6.4	8.7
•	Retail	—	—	$—	$—	$—	—	—
•	Storage	740	940	$12.00	$11.00	$—	—	9.8
		234,301	235,920	$31.07	$33.13	$24.64	—	8.7

Total commenced leases, including replaced previous vacancy
•	Office		436,128	$30.01	$33.50	$23.04	4.3	7.0
•	Retail		818	$150.0	$248.40	$—	5.0	13.0
•	Storage		5,067	$12.81	$10.39	$—	—	6.6
			442,013	$30.03	$33.79	$22.73	4.3	7.0

(1)                   Annual initial base rent.

(2)                   Escalated rent is calculated as total annual income less electric charges.

(3)                   Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)                   Average starting office rent excluding new tenants replacing vacancies was $52.55 per rentable square feet for 280,675 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $56.81 per rentable square feet for 916,157 rentable square feet.

(5)                   Average starting office rent excluding new tenants replacing vacancies was $33.27 per rentable square feet for 66,525 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $31.62 per rentable square feet for 301,505 rentable square feet.

At June 30, 2013, approximately 3.2% and 6.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market asking rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 9.9% and 7.0% higher, respectively, than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 14.2% and 3.8% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The decrease in escalation and reimbursement revenue was due to lower recoveries at Same-Store Properties ($2.0 million). The decrease in recoveries at the Same-Store Properties was primarily a result of lower electric reimbursements ($2.2 million) and operating expense escalations ($1.1 million) which were partially offset by higher real estate tax recoveries ($1.3 million).

	Same-Store				Acquisition		Other		Consolidated
Property Operating Expenses (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Operating expenses	$127.5	$125.5	$2.0	1.6	$8.5	$8.6	$5.6	$5.2	$141.6	$139.3	$2.3	1.7
Real estate taxes	100.1	98.0	2.1	2.1	5.9	5.4	0.1	0.1	106.1	103.5	2.6	2.5
Ground rent	20.0	18.0	2.0	11.1	0.1	0.1	(0.5)	(0.4)	19.6	17.7	1.9	10.7
	$247.6	$241.5	$6.1	2.5	$14.5	$14.1	$5.2	$4.9	$267.3	$260.5	$6.8	2.6

The increase in property operating expenses at the Same-Store Properties were a result of higher real estate taxes ($2.1 million), ground rent ($2.0 million), payroll costs ($1.5 million) and insurance ($0.8 million). The increase in real estate taxes was primarily a result of higher assessed value and higher tax rates.

Non-property Revenues (in millions)	2013	2012	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$1.3	$69.3	$(68.0)	(98.1)%
Investment and preferred equity income	99.4	59.8	39.6	66.2
Other income	11.5	16.7	(5.2)	(31.1)
Total	$112.2	$145.8	$(33.6)	(23.0)%

The decrease in equity in net income of unconsolidated joint ventures was due to lower contributions primarily from our investments in 717 Fifth Avenue ($69.4 million), for which we recognized additional income of $67.9 million in 2012 due to a recapitalization, and the West Coast portfolio ($10.4 million), which commencing on September 28, 2012 was accounted for under the equity method of accounting for investments following a recapitalization transaction. The decrease was partially offset by higher net income contributions from our investments in 388-390 Greenwich Street ($7.3 million) as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap. Occupancy at our joint venture properties was 93.3% at June 30, 2013 and 94.1% at June 30, 2012.  At June 30, 2013, approximately 0.4% and 12.6% of the space leased at our Manhattan and Suburban joint venture properties were expected to expire during the remainder of 2013. We estimate that current market asking rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties were approximately 6.7% higher and 2.5% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the six months ended June 30, 2013 primarily as a result of a higher invested balance in 2013, the sale of 50% of our interest in one of our debt investments, in which we recognized additional income of $12.9 million, and the repayment of one of our debt investments, in which we recognized an additional income of $6.4 million. During the six months ended June 30, 2013, we originated or purchased $200.2 million of new debt investments at an average current yield of 11.2% compared to $142.1 million of new debt investments at an average current yield of 8.4% during the six months ended June 30, 2012.  The weighted average investment balance outstanding and weighted average yield were $1.2 billion and 10.4%, respectively, for the six months ended June 30, 2013 compared to $1.0 billion and 9.6%, respectively, for the six months ended June 30, 2012. As of June 30, 2013, our debt and preferred equity investments had a weighted average term to maturity of approximately 2.4 years.

The decrease in consolidated other income was primarily due to a lower lease buy-out income ($1.3 million) and fee and other income ($5.0 million), which was as a result of the expiration of one of our asset management agreements. This decrease was partially offset by higher contributions from the Service Corporation ($1.1 million).

Same-Store other income decreased by $1.6 million from $5.7 million for the six months ended June 30, 2012 to $4.1 million for the six months ended June 30, 2013 as a result of lower lease buy-out income.

Other Expenses (in millions)	2013	2012	$ Change	% Change
Interest expense, net of interest income	$173.2	$169.3	$3.9	2.3%
Depreciation and amortization expense	161.1	151.7	9.4	6.2
Loan loss and other investment reserves, net of recoveries	—	0.6	(0.6)	(100.0)
Transaction related costs	3.1	3.0	0.1	3.3
Marketing, general and administrative expense	42.6	40.9	1.7	4.2
Total	$380.0	$365.5	$14.5	4.0%

The increase in interest expense was primarily attributable to higher average consolidated debt balances outstanding during the period as a result of an increase in borrowings from the MRA facility ($4.2 million) and the refinancing of debt at 100 Church Street ($5.1 million) and 1515 Broadway ($2.9 million). The increase was partially offset by lower interest expense due to the repayment of debt balances at 609 Fifth Avenue ($3.7 million) and 110 East 42nd Street ($1.9 million) and the deconsolidation of 521 Fifth Avenue ($2.2 million) following the sale of 49.5% of our interest. The weighted average debt balance outstanding was $6.7 billion during the six months ended June 30, 2013 compared to $6.4 billion during the six months ended June 30, 2012. The weighted average interest rate decreased from 4.95% for the six months ended June 30, 2012 to 4.87% for the six months ended June 30, 2013.

The increase in depreciation and amortization expense was attributable to the depreciation of the assets acquired subsequent to May 2012, which, in aggregate, contributed $6.0 million of the total increase in depreciation and amortization expenses as well as a result of increased capital expenditures at the properties. This increase was partially offset by the effect of deconsolidating 521 Fifth Avenue as a result of sale of our 49.5% of our interest in November 2012, which had depreciation and amortization expense of $3.7 million during the six months ended June 30, 2012.

No loan loss and other investment reserves were recorded during the six months ended June 30, 2013. During the six months ended June 30, 2012, we recorded $3.0 million in reserves and $2.4 million in recoveries.

Marketing, general and administrative, or MG&A, expenses for the six months ended June 30, 2013 were $42.6 million, or 5.0% of total revenues including our share of joint venture revenue compared to $40.9 million, or 5.2% for the six months ended June 30, 2012.

Reconciliation of Same-Store Operating Income to Net Operating Income

We present Same-Store net operating income, or Same-Store NOI, because we believe that these measures provide investors with useful information regarding the operating performance of properties that are comparable for the periods presented. For properties owned since January 1, 2012 and still owned in the same manner at the end of the current quarter, we determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental and tenant reimbursement revenues. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.

Same-Store NOI is determined as follows (amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental revenues	$293.5	$288.3	$588.3	$575.8
Other income	1.3	2.1	4.1	5.7
Total revenues	294.8	290.4	592.4	581.5
Property operating expenses	120.2	118.3	247.6	241.7
Operating income	174.6	172.1	344.8	339.8
Less: Non-building revenue	0.7	1.0	1.6	1.9
Same-Store NOI	$173.9	$171.1	$343.2	$337.9

Same-Store NOI increased by $2.8 million, or 1.6%, from $171.1 million for the three months ended June 30, 2012 to $173.9 million for the three months ended June 30, 2013.

Same-Store NOI increased by $5.3 million, or 1.6%, from $337.9 million for the six months ended June 30, 2012 to $343.2 million for the six months ended June 30, 2013.

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgages and other loans	$419,532	$189,938	$275,859	$573,412	$1,158,961	$2,229,029	$4,846,731
Corporate obligations	—	75,898	7	255,185	304,464	1,239,651	1,875,205
Joint venture debt-our share	73,574	326,019	37,328	593,802	934,011	180,587	2,145,321
Total	$493,106	$591,855	$313,194	$1,422,399	$2,397,436	$3,649,267	$8,867,257

As of June 30, 2013, we had approximately $225.2 million of consolidated cash on hand, inclusive of approximately $26.3 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $199.0 million and $256.8 million at June 30, 2013 and 2012, respectively, representing a decrease of $57.8 million.  The decrease was a result of the following changes in cash flows (in thousands):

	Six months ended June 30,
	2013	2012	Increase (Decrease)
Net cash provided by operating activities	$213,488	$197,935	$15,553
Net cash used in investing activities	(46,522)	(558,047)	511,525
Net cash (used in) provided by financing activities	(157,981)	478,719	(636,700)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At June 30, 2013, our portfolio was 91.7% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$195,934
Capital expenditures and capitalized interest	15,054
Escrow cash-capital improvements/acquisition deposits	64,636
Joint venture investments	49,907
Distributions from joint ventures	(33,055)
Proceeds from sales of real estate/partial interest in property	(20,247)
Debt and preferred equity and other investments	239,296
Decrease in net cash used in investing activities	$511,525

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $76.6 million for the six months ended June 30, 2012 to $61.5 million for the six months ended June 30, 2013. The decreased capital expenditures relate primarily to lesser costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time, we issue common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2013, when compared to the six months ended June 30, 2012, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(231,506)
Repayments under our debt obligations	74,383
Noncontrolling interests, contributions in excess of distributions	(11,802)
Other financing activities	(62,067)
Proceeds from issuance of common stock and preferred stock	(192,829)
Redemption of preferred stock	(192,500)
Dividends and distributions paid	(20,379)
Increase in net cash used in financing activities	$(636,700)

Capitalization

As of June 30, 2013, we had 91,812,771 shares of common stock, 2,701,906 units of limited partnership interest in the Operating Partnership held by persons other than the Company, 57,667 performance-based LTIP Units and 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding. In addition, we also had Preferred Units of limited partnership interests in the Operating Partnership having aggregate liquidation preferences of $49.6 million held by persons other than the Company.

In June 2013, we redeemed the remaining 7,700,000 outstanding shares, or $200.0 million, of our 7.625% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013.  We recognized approximately $12.2 million of costs to redeem the remaining Series C Preferred Stock. In September 2012, we had redeemed 4,000,000 shares, $100.0 million, of our 11,700,000 shares of Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. We recognized $6.3 million of costs to partially redeem the Series C Preferred Stock.

In August 2012, we issued 9,200,000 shares of our Series I Preferred Stock with a mandatory liquidation preference of $25.00 per share. The Series I Preferred shareholders receive annual distributions of $1.625 per share paid on a quarterly basis and distributions are cumulative, subject to certain provisions.  We are entitled to redeem our Series I Preferred Stock at par for cash at our option on or after August 10, 2017.  Net proceeds from the Series I Preferred Stock ($221.9 million) were recorded net of underwriters’ discount and issuance costs.

In July 2012, we redeemed all 4,000,000 shares, or $100.0 million, of our 7.875% Series D Cumulative Redeemable Preferred Stock, or Series D Preferred Stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012 and recognized $3.7 million of costs to fully redeem the Series D Preferred Stock.

In July 2011, we, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of our common stock. During the six months ended June 30, 2013, we sold approximately 95,000 shares of our common stock through the ATM Program for aggregate gross proceeds of approximately $8.7 million ($8.5 million of net proceeds after related expenses). Net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of June 30, 2013, we had $36.7 million available to issue shares under the ATM Program.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, we filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. We registered 3,500,000 shares of our common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the six months ended June 30, 2013 and 2012, we issued approximately 312 shares and 1.3 million shares of our common stock and received approximately $26,000 and $99.5 million of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Third Amended and Restated 2005 Stock Option and Incentive Plan

The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by our board of directors in April 2013 and our stockholders in June 2013 at our annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of June 30, 2013, 5.8 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of our board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that the maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.8 million, $2.8 million, $1.9 million and $3.7 million during the three and six months ended June 30, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.

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

The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.7 million, $4.5 million, $1.4 million and

$2.6 million during the three and six months ended June 30, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

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

During the six months ended June 30, 2013, no phantom stock units were earned.  As of June 30, 2013, there were approximately 70,407 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, our board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  We filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders.  As of June 30, 2013, approximately 68,483 shares of our common stock had been issued under the ESPP.

Market Capitalization

At June 30, 2013, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities and our share of joint venture debt represented 50.8% of our combined market capitalization of approximately $17.5 billion (based on a common stock price of $88.19 per share, the closing price of our common stock on the New York Stock Exchange on June 28, 2013).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2013 and December 31, 2012, respectively (amounts in thousands):

Debt Summary:	June 30, 2013	December 31, 2012
Balance
Fixed rate	$5,767,891	$4,884,354
Variable rate — hedged	38,291	38,371
Total fixed rate	5,806,182	4,922,725
Variable rate	358,117	1,150,762
Variable rate—supporting variable rate assets	557,637	446,933
Total variable rate	915,754	1,597,695
Total	$6,721,936	$6,520,420

Percent of Total Debt:
Total fixed rate	86.4%	75.5%
Variable rate	13.6%	24.5%
Total	100.0%	100.0%

Effective Interest Rate for the period:
Fixed rate	5.30%	5.78%
Variable rate	2.45%	2.89%
Effective interest rate	4.89%	5.08%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.20% and 0.25% at June 30, 2013 and 2012, respectively).  Our consolidated debt at June 30, 2013 had a weighted average term to maturity of approximately 6.2 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $557.6 million at June 30, 2013, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at June 30, 2013.

Mortgage Financing

As of June 30, 2013, our total mortgage debt (excluding our share of joint venture debt of approximately $2.1 billion) consisted of approximately $4.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.3% and approximately $0.5 billion of variable rate debt with an effective weighted average interest rate of approximately 2.8%.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At June 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of June 30, 2013, the facility fee was 30 basis points. At June 30, 2013, we had approximately $91.6 million of outstanding letters of credit, $40.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Master Repurchase Agreement

In September 2012, we entered into a Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA’s interest rate is based on one-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a one-year extension option. At June 30, 2013, we had approximately $132.2 million outstanding under this facility, which is included in mortgages and other loans payable.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of June 30, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	June 30, 2013 Unpaid Principal Balance	June 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,185	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	292,511	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,651	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,335,205	$1,334,956

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

(4)         In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of our common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of June 30, 2013, approximately $52.5 million remained to be amortized into the debt balance.

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

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

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

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We often use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost by approximately $8.9 million and would increase our share of joint venture annual interest cost by approximately $8.6 million, respectively.

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

Approximately $5.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2013 was based on a spread of LIBOR plus 90 basis points to LIBOR plus 950 basis points.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the six months ended June 30, 2013.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2013, we expect to incur approximately $131.4 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $41.8 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $1.32 per share, we would pay approximately $121.4 million in dividends to our common stockholders on an annual basis.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.9 million, $1.9 million, $0.8 million and $1.6 million for the three and six months ended June 30, 2013 and 2012, respectively.  We paid Alliance approximately $4.2 million, $8.4 million, $4.7 million and $8.2 million for the three and six months ended June 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $105,000, $107,000, $44,200 and $55,900 for the three and six months ended June 30, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $96,000, $214,000, $110,000 and $199,000 for the three and six months ended June 30, 2013 and 2012, respectively.

Gramercy Property Trust Inc.

Our related party transactions with Gramercy are discussed in Note 6, “Investments in Unconsolidated Joint Ventures—Gramercy Property Trust Inc.,” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of June 30, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013. Additional coverage may be purchased on a stand-alone basis for certain assets.

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

FFO for the three and six months ended June 30, 2013 and 2012 is as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to SL Green common stockholders	$8,276	$103,040	$27,185	$128,296
Add:
Depreciation and amortization	82,020	76,207	161,114	151,739
Discontinued operations depreciation adjustments	1,617	1,605	3,212	3,156
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	17,620	6,366	25,148	15,507
Net income attributable to noncontrolling interests	3,248	7,308	6,704	9,267
Less:
Gain on sale of discontinued operations	—	—	1,113	6,627
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(3,583)	9,534	(3,583)	16,794
Purchase price fair value adjustment	(2,305)	—	(2,305)	—
Depreciable real estate reserves, net of recoveries	(2,150)	5,789	(2,150)	5,789
Depreciation on non-rental real estate assets	343	209	588	476
Funds from Operations	$120,476	$178,994	$229,700	$278,279
Net cash flows provided by operating activities	$110,963	$141,104	$213,488	$197,935
Net cash flows provided by (used in) investing activities	$127,968	$(263,855)	$(46,522)	$(558,047)
Net cash flows (used in) provided by financing activities	$(260,066)	$245,885	$(157,981)	$478,719

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2013, we were not involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Part I. Risk Factors” in our 2012 Annual Report on Form 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

(a)         Exhibits:

10.1

Amended and Restated Employment and Noncompetition Agreement, dated June 27, 2013, between the Company and Andrew S. Levine, incorporated by reference to the Company’s Form 8-K, dated June 27, 2013, filed with the SEC on July 3, 2013.*

10.2

SL Green Realty Corp. Third Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-189362), filed with the SEC on June 14, 2013.*

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
101.1

The following financial statements from SL Green Realty Corp.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

*                 Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

		By:	/s/ James Mead
James Mead
Chief Financial Officer

Date:	August 9, 2013